Form 10-Q
period 1996-03-31
ZONAGEN INC
filed 1996-05-15
CIK 897075

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

                               or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ____________ to ____________

     Commission filed number:  1-11824


                         ZONAGEN, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

       Delaware                                     76-0233274
   (State or Other Jurisdiction of                (IRS Employer
   Incorporation or Organization)              Identification No.)

                      2408 Timberloch Place, Suite B-4
                        The Woodlands, Texas 77380
                  (Address of principal executive office)

                              (713) 367-5892
              (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes  X      No
                                               -----      -----

As of May 8, 1996 there were outstanding 4,853,216 shares of Common Stock, par value $.001 per share, of the issuer.

                           ZONAGEN, INC.
                  (A development stage company)

              For the Quarter Ended March 31, 1996

                             INDEX

                                                             PAGE
                                                             ----
PART I.   FINANCIAL INFORMATION


Item 1    Financial Statements                                 3

          Balance Sheets:  March 31, 1996 (Unaudited)
           and December 31, 1995                               4

          Statements of Operations:  For the three months
           ended March 31, 1996 and 1995 and from
           Inception (August 20, 1987) through
           March 31, 1996 (Unaudited)                          5

          Statements of Cash Flows:  For the three months
           ended March 31, 1996 and 1995 and from
           Inception (August 20, 1987) through
           March 31, 1996 (Unaudited)                          6

          Notes to Financial Statements                        7


Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                 9

PART II. OTHER INFORMATION                                    12

                 PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

     The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                              ZONAGEN, INC.
                       (A development stage company)

                        CONSOLIDATED BALANCE SHEETS

                                                             MARCH 31,        DECEMBER 31,
                                                               1996               1995
                                                           -------------     ------------
                         ASSETS                            (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents                                $   3,531,045     $  4,189,858
  Accounts receivable                                            483,932          327,975
  Accrued interest receivable                                     14,806           20,185
  Product inventory                                              244,756          230,380
  Deposits and other current assets                              100,494           49,047
                                                           -------------     ------------
    Total Current Assets                                       4,375,033        4,817,445

Lab equipment, furniture and leasehold improvements, net
 of accumulated depreciation and amortization of $623,705
 and $601,792, respectively                                      281,407          233,315

Excess of cost over fair value of tangible assets
 acquired, net of accumulated amortization of $290,660
 and $240,845, respectively                                    1,104,124        1,153,939

Other assets, net of accumulated amortization of
    $76,909 and $67,532, respectively                            459,557          446,856
                                                           -------------     ------------
                                                           $   6,220,121     $  6,651,555
                                                           -------------     ------------
                                                           -------------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                           $     792,832     $    660,673
Accrued expenses                                                 594,899          499,631
                                                           -------------     ------------
        Total Current Liabilities                              1,387,731        1,160,304
                                                           -------------     ------------
Long term notes payable                                           66,125           66,125
                                                           -------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Undesignated Preferred Stock, $.001 par value, 4,300,000
 shares authorized, none issued and outstanding                       -                 -
Series A Preferred Stock, $.001 par value, 700,000
 shares authorized 354,636 and 504,850 shares issued
 and outstanding, respectively                                      355               505
Common Stock, $.001 par value, 20,000,000 shares
 authorized, 4,753,769 and 4,098,124 shares issued and
 outstanding, respectively                                        4,754             4,098
Additional paid-in capital                                   23,388,348        22,473,074
Deferred compensation                                          (136,041)         (112,500)
Deficit accumulated during the development stage            (18,491,151)      (16,940,051)
                                                           -------------     ------------
                                                              4,766,265         5,425,126
                                                           -------------     ------------
                                                           $  6,220,121      $  6,651,555
                                                           -------------     ------------
                                                           -------------     ------------

               The accompanying notes are an integral part of these consolidated financial statements.

                             ZONAGEN, INC.
                     (A development stage company)

                CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                          THREE MONTHS ENDED       FROM INCEPTION
                                      ---------------------------    (AUGUST 20,
                                       MARCH 31,       MARCH 31,       1987) TO
                                          1996            1995      MARCH 31, 1996
                                      -----------     -----------   --------------
REVENUES
  Product sales                       $   739,085     $   857,562    $  4,378,364
  Licensing fee                                 -               -         250,000
  Interest income                          51,357          25,720         673,150
                                      -----------     -----------    ------------
    Total Revenues                        790,442         883,282       5,301,514

COSTS AND EXPENSES
  Cost of products sold                   517,360         623,665       3,249,530
  Research and development              1,163,263         704,825      11,994,999
  Sales, general and administrative       607,334         623,444       7,495,060
  Interest expense and amortization
   of intangibles                          53,584          57,649         689,693
                                      -----------     -----------    ------------
    Total Costs & Expenses              2,341,541       2,009,583      23,429,282

Loss from continuing operations        (1,551,099)     (1,126,301)   (18,127,768)
Loss from discontinued operations               -               -       (288,104)
Loss on disposal                                -               -        (75,279)
                                      -----------     -----------    ------------
  NET LOSS                            $(1,551,099)    $(1,126,301)   $(18,491,151)
                                      -----------     -----------    ------------
                                      -----------     -----------    ------------
Loss Per Common and
 Common Equivalent Share:             $     (0.35)    $     (0.29)
                                      -----------     -----------
                                      -----------     -----------
Weighted Average Common
 and Common Equivalent Shares           4,432,383       3,825,940
                                      -----------     -----------
                                      -----------     -----------


                  The accompanying notes are an integral part of these consolidated financial statements.

                                 ZONAGEN, INC.
                         (A development stage company)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                             FROM INCEPTION
                                              THREE MONTHS ENDED MARCH 31,  (AUGUST 20, 1987)
                                              ----------------------------       THROUGH
                                                   1996          1995        MARCH 31, 1996
                                                -----------   -----------   -----------------
OPERATING ACTIVITIES
Net loss                                        $(1,551,099)  $(1,126,301)    $(18,491,151)
Loss on disposal of discontinued operations               -             -           75,279
Adjustments to reconcile net loss to net cash
 used in operating activities
    Financing costs                                       -             -          315,984
    Depreciation and amortization                    81,105        84,704          941,741
    Options granted                                  25,834        85,359          100,854
    Series B Preferred Stock issued for
     consulting services                                  -             -           17,999
Changes in operating assets and liabilities
 (net effects of purchase of businesses in
 1988 and 1994):
    (Increase) decrease in receivables             (150,578)       46,058         (184,647)
    (Increase) decrease in inventory                (14,376)      (76,259)          36,772
    (Increase) decrease in prepaid expenses and
     other current assets                           (51,447)      (11,609)         (68,155)
    (Decrease) increase in accounts payable
     and accrued expenses                           227,428       106,712        1,142,732
                                                -----------   -----------     ------------
Net cash used in operating activities            (1,433,133)     (891,336)     (16,112,592)

INVESTING ACTIVITIES
    Capital expenditures                            (70,005)       (6,434)        (798,367)
    Purchase of technology rights and other
     assets                                         (22,078)      (26,027)        (489,449)
    Cash acquired in purchase of FTI                      -             -            2,695
    Proceeds from sales of subsidiary, less
     $12,345 for operating losses during 1990
     phase-out period                                     -             -          137,646
    Increase in net assets held for disposal              -             -         (212,925)
                                                -----------   -----------     ------------
Net cash used in investing activities               (92,083)      (32,461)      (1,360,400)

FINANCING ACTIVITIES
    Proceeds from issuance of Common Stock          866,403        13,018       10,538,616
    Proceeds from issuance of Series A
     Preferred Stock                                      -             -        9,320,962
    Proceeds from issuance of notes payable               -             -        2,838,681
    Principal payments on notes payable                   -             -       (1,694,222)
                                                -----------   -----------     ------------
Net cash provided by financing activities           866,403        13,018       21,004,037
                                                -----------   -----------     ------------
Net increase (decrease) in cash and cash
 equivalents                                       (658,813)     (910,779)       3,531,045
Cash and cash equivalents at beginning
 of period                                        4,189,858     2,447,770                -
                                                -----------   -----------     ------------
Cash and cash equivalents at end of period      $ 3,531,045   $ 1,536,991     $  3,531,045
                                                -----------   -----------     ------------
                                                -----------   -----------     ------------


                 The accompanying notes are an integral part of these consolidated financial statements.

                                 ZONAGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1996
                                  (UNAUDITED)



NOTE 1  --  ORGANIZATION AND OPERATIONS

     Zonagen, Inc. (the "Company") was organized on August 20, 1987 ("Inception") and is engaged in the development of technologies targeting conditions or diseases associated with the human reproductive system. These technologies include the development of products for the oral treatment of male impotency (VASOMAX-TM-), alleviation of urological diseases such as benign prostatic hyperplasia ("BPH") and prostrate cancer, and the treatment of female conditions such as endometriosis. The Company is also active in the research of improved methodologies to enhance fertility as well as new approaches to contraception and prophylaxis of sexually transmitted disease. The Company currently has sales through its subsidiary, Fertility Technologies, Inc. ("FTI"), a marketing and distribution organization focused on obstetrics/gynecology and fertility specialists. The Company's goal is to become a leader in the area of human reproductive healthcare management by providing a full array of innovative products and services. The Company's growth strategy is to develop products based on its own research as well as in-licensing existing and late stage development products and technologies focused in the area of human reproductive healthcare. From Inception through March 31, 1996, the Company has been primarily engaged in research and development and is still in a development stage.

     The Company requires substantial capital for research, product development and market development activities. The ability of the Company to successfully develop, manufacture and market its proprietary products is dependent upon many factors. The Company's business is subject to significant risks consistent with biotechnology companies that are developing products for human therapeutic use. These risks include, but are not limited to, uncertainties regarding research and development, access to capital, obtaining and enforcing patents, receiving regulatory approval and competition with other biotechnology and pharmaceutical companies. Other than through FTI, the Company has not generated revenues from operations nor is there any assurance of significant revenues in the future.

     The Company has incurred losses since its inception in 1987 and expects to continue to incur losses for the next several years. The Company anticipates that its existing capital resources will be sufficient to fund its research and development activities through 1996 at approximately the same level as 1995, including the initiation of Phase III clinical development of VASOMAX-TM-. The Company may be required to accelerate the clinical development of VASOMAX-TM-during 1996 due to competition. If this acceleration occurs the Company would be required to secure additional capital, as the capital requirements for Phase III clinical trials are significantly greater than that of Phase II clinical trials. Should such financing not be obtained, the Company would need to adjust its plan for the accelerated clinical development of VASOMAX-TM- or its current research programs. The Company can make no assurance that even if additional funds are secured, that it will receive approval from the Food and Drug Administration ("FDA") to continue development of VASOMAX-TM-. In addition, even if such approval is received, there can be no assurance that VASOMAX-TM-will ever be approved by the FDA for commercialization or that the Company can secure the funds necessary to commercialize this technology or that it will have the ability to commercialize this technology.

                                 ZONAGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1996
                                  (UNAUDITED)


     There can be no assurance that the Company will be able to obtain financing on favorable terms in the public or private capital markets in the foreseeable future. The Company is attempting to develop additional corporate collaborations, but has not entered into any letters of intent or agreements in principal with respect to any collaborations. There can be no assurance that the Company will be able to consummate any corporate collaborations on terms favorable to the Company or at all. The failure or inability of the Company to obtain additional financing on acceptable terms would have a material adverse effect on the Company.

NOTE 2  --  STOCKHOLDERS' EQUITY

PREFERRED STOCK

     Through March 31, 1996, 150,214 shares of Series A Preferred Stock had been converted into 414,370 shares of Common Stock.

COMMON STOCK

     During the first quarter of 1996 the Company issued an aggregate 16,500 shares of Common Stock to an employee, a consultant and a former board member for the exercise of stock options for total proceeds of $68,200 at prices ranging from $0.43 to $5.88 per share.

     On January 12, 1996 the Company issued 5,000 shares of Common Stock to a consultant as compensation for services through June 1996. At that date, the Company's stock was trading at $9.875 per share. As a result, the Company has recorded this transaction as deferred compensation and will record an expense of approximately $49,000 on a pro rata basis over the service period.


WARRANTS

     During the first quarter of 1996, 219,776 warrants were exercised for total proceeds of $798,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

     Except for the historical information contained herein, the following discussion contains forward-statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here.

     Zonagen, Inc. (the "Company") was organized on August 20, 1987 ("Inception") and is engaged in the development of technologies targeting conditions or diseases associated with the human reproductive system. These technologies include the development of products for the oral treatment of male impotency, alleviation of urological diseases such as benign prostatic hyperplasia and prostrate cancer, and the treatment of female conditions such as endometriosis. The Company is also active in the research of improved methodologies to enhance fertility as well as new approaches to contraception and prophylaxis of sexually transmitted disease. The Company currently has sales through its subsidiary, Fertility Technologies, Inc. ("FTI"), a marketing and distribution organization focused on obstetrics/gynecology and fertility specialists. The Company's goal is to become a leader in the area of human reproductive healthcare management by providing a full array of innovative products and services. The Company's growth strategy is to develop products based on its own research as well as in-licensing existing and late stage development products and technologies focused in the area of human reproductive healthcare. From Inception through March 31, 1996, the Company has been primarily engaged in research and development and is still in a development stage.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1996 AND 1995

     Product sales were generated through the Company's wholly owned subsidiary, FTI. Revenue from product sales for the quarter ended March 31, 1996 was $739,000, a 14% decrease from $858,000 for the same period in the previous fiscal year. This decrease was primarily due to a change in the relationship with a manufacturer from a distribution relationship whereby FTI recognized 100% of revenue and related cost of goods sold to a sales agent relationship whereby only commissions are recognized.

     Interest income was $51,000 for the quarter ended March 31, 1996, an increase of $25,000, or 99%, from $26,000 for the same period in the previous fiscal year. This increase was due to the Company carrying higher average cash balances resulting from the sale of Series A Preferred Stock in 1995 and exercise of stock warrants and stock options in the first quarter of 1996.

     Research and development expenses increased by $458,000 or 65% to $1,163,000 in the first quarter of 1996 compared with $705,000 for the same period in the prior fiscal year. This increase is primarily due to expenses associated with the Phase II human clinical trials for VASOMAX-TM- which were initiated in Europe during the first quarter of 1995 and completed in the first quarter of 1996 and initial expenses associated with the manufacturing development of phentolamine, the active ingredient in VASOMAX-TM-.

     Sales, general and administrative expenses decreased by $3,000, or 1%, from $623,000 in the first quarter of 1995 to $620,000 in the first quarter of 1996.

     Interest expense, financing costs and amortization of intangibles decreased from $58,000 in the first quarter of 1995 to $54,000 in the first quarter of 1996. Interest expense relates to the debt assumed through the acquisition of FTI by Zonagen. The Company also recorded $50,000 of amortization related to the excess of cost over fair value of tangible net assets acquired during the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Cash expenditures for the three months ended March 31, 1996 were $1,433,000 compared to $891,000 for the three months ended March 31, 1995. The Company had cash reserves of $3,531,000 at March 31, 1996. The increased use of cash was primarily due to the increase in expenses related to the clinical development of the Company's oral treatment for male impotency ("VASOMAX-TM-") and capital expenditures of approximately $70,000 for tenant improvements to 3,600 square feet of additional space that the Company leased in March 1996 and additional research and administrative equipment purchases.

     The Company has incurred losses since its inception in 1987 and expects to continue to incur losses for the next several years. The Company anticipates that its existing capital resources will be sufficient to fund its research and development activities through 1996 at approximately the same level as 1995, including the initiation of Phase III clinical development of VASOMAX-TM-. The Company may be required to accelerate the clinical development of VASOMAX-TM-during 1996 due to competition. If this acceleration occurs the Company would be required to secure additional capital, as the capital requirements for Phase III clinical trials are significantly greater than that of Phase II clinical trials. Should such financing not be obtained, the Company would need to adjust its plan for the accelerated clinical development of VASOMAX-TM- or its current research programs. The Company can make no assurance that even if additional funds are secured, that it will receive approval from the Food and Drug Administration ("FDA") to continue development of VASOMAX-TM-. In addition, even if such approval is received, there can be no assurance that VASOMAX-TM-will ever be approved by the FDA for commercialization or that the Company can secure the funds necessary to commercialize this technology or that it will have the ability to commercialize this technology.

     There can be no assurance that the Company will be able to obtain financing on favorable terms in the public or private capital markets in the foreseeable future. The Company is attempting to develop additional corporate collaborations, but has not entered into any letters of intent or agreements in principal with respect to any collaborations. There can be no assurance that the Company will be able to consummate any corporate collaborations on terms favorable to the Company or at all. The failure or inability of the Company to obtain additional financing on acceptable terms would have a material adverse effect on the Company.

     During the first quarter of 1996 the Company received $866,000 from the exercise of stock warrants for 219,776 shares of Common Stock and the exercise of stock options for 16,500 shares of Common Stock.

     Current liabilities were $1,388,000 at March 31, 1996 compared with $1,160,000 at March 31, 1995. This increase of $339,000 is primarily due to accrued expenses associated with the development of VASOMAX-TM-.

                                ZONAGEN, INC.

                        PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.   EXHIBITS

              None.

         b.   REPORTS ON FORM 8-K

              None.

                               ZONAGEN, INC.

                                SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ZONAGEN, INC.


Date:  May 14, 1996
                              By:      /s/ Joseph S. Podolski
                                   ---------------------------------
                                   Joseph S. Podolski
                                   President and Chief Executive
                                   Officer (Principal Executive
                                   Officer)

Date:  May 14, 1996
                              By       /s/ Louis Ploth
                                   ---------------------------------
                                   Louis Ploth
                                   Vice President of Business
                                   Development and Chief Financial
                                   Officer (Principal Financial and
                                   Accounting Officer)