Form 10-K/A
ZONAGEN INC
filed 1996-05-20
CIK 897075

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                  FORM 10-K/A-1

                                   -----------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 [NO FEE REQUIRED]

                        Commission File Number:  1-11824

                                  ZONAGEN, INC.
                         (Name of issuer in its charter)

           DELAWARE                                            76-0233274
 (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                          Identification No.)


          2408 TIMBERLOCH PLACE, SUITE B-4, THE WOODLANDS, TEXAS 77380 (Address of principal executive offices, including zip code)

                                 (713) 367-5892
                (Issuer's telephone number, including area code)

                                   -----------

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED:
-------------------                   -----------------------------------------
COMMON STOCK, PAR VALUE $.001                PACIFIC STOCK  EXCHANGE
PER SHARE                                     NASDAQ SMALL CAP MARKET

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT

                               TITLE OF EACH CLASS
                               -------------------

                                      NONE

     Indicate by check mark the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                 Yes  X    No
                                                      -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates of the registrant was $31,322,988 at March 25, 1996. At that date, there were 4,751,563 shares of Common Stock outstanding.

     THE REGISTRANT'S PROXY STATEMENT, TO BE FILED PURSUANT TO REGULATION 14A OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WITH RESPECT TO THE 1996 ANNUAL MEETING OF STOCKHOLDERS, IS INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                              TABLE OF CONTENTS
                                  FORM 10-K


                                                                   PAGE
                                                                   ----
                                    PART I
ITEM
----

1.   Description of Business ....................................    3

2.   Properties .................................................    15

3.   Legal Proceedings ..........................................    15

4.   Submission of Matters To a Vote of Security Holders ........    15

                                   PART II

5.   Market for Common Equity and Related Stockholder Matters ...    16

6.   Selected Financial Data  ...................................    17

7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations ........................    18

8.   Financial Statements  ......................................    20

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure  .......................    20

                                   PART III

10.  Directors and  Executive Officers of the Registrant ........    21

11.  Executive Compensation  ....................................    21

12.  Security Ownership of Certain Beneficial Owners
     and Management  ............................................    21

13.  Certain Relationships and Related Transactions  ............    21

                                   PART IV


14.  Exhibits and Reports on Form 8-K  ..........................    22

     Signatures .................................................    38

                           ZONAGEN, INC. AND SUBSIDIARY

     Certain sections of the registrant's definitive proxy statement relating to the registrant's 1996 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 1995, are incorporated by reference into Part III of this Form 10-K.

                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     The Company is engaged in the research and development of technologies targeting conditions or diseases associated with the human reproductive system. The Company's lead technology is the development of an "on demand" oral treatment for male impotency. The Company is also active in the research and development of adjuvants, new approaches to contraception and alleviation of urological diseases such as benign prostatic hyperplasia ("BPH") and prostate cancer. The Company currently has sales through its wholly-owned subsidiary, Fertility Technologies, Inc. ("FTI"), a marketing and distribution organization focused on obstetrics/gynecology, urologists and fertility specialists. The Company's goal is to become a leader in the area of human reproductive healthcare management by providing a full array of innovative products and services. The Company's growth strategy is to develop products based on its own research as well as in-licensing existing and late stage development products and technologies focused in the area of human reproductive healthcare.

PRODUCT DEVELOPMENT

     TREATMENT FOR MALE IMPOTENCY

     In April 1994, the Company acquired the rights to a patent application for the use of phentolamine mesylate ("Phentolamine") as an "on demand" oral treatment for male impotency. The Company believes that its anticipated impotency product, VASOMAX-TM-, if successfully developed, could become the first line therapy for male impotence and increase the number of men who will seek and receive medical treatment for male impotence. VASOMAX-TM- would offer considerable advantages over existing treatments, most of which include surgery or other inconvenient modes of administration. Moreover, the Company's preliminary research indicates that VASOMAX-TM- may restore normal penile function within approximately 15-30 minutes of each administration. VASOMAX-TM-is expected to result in an erectile response only in the presence of appropriate stimuli. Thus, because of the ease of oral administration, speed of efficacy and normal stimuli-induced penile response, the Company believes that VASOMAX-TM- has the potential to restore normal function to achieve the greatest end use benefit for both partners.

     VASOMAX-TM- uses Phentolamine as the active pharmacologic agent. Phentolamine has been approved by the United States Food and Drug Administration ("FDA") for the diagnosis and treatment of certain tumors of the adrenal gland and has been used by urologists both in combination with other drugs and alone as a penile injection therapy for the treatment of impotent men. In pilot studies conducted by urologists using Phentolamine formulated in a manner to enhance its oral availability and data presented at the World Meeting on Impotence in Singapore in 1993, Phentolamine yielded a positive response rate of 30-40% in patients with new cases of male impotence as compared to a 15-20% response rate for a placebo. Since those studies, the Company believes it has further improved the formulation.

     VASOMAX-TM- produces an alpha-adrenergic block of relatively short duration and vasodilative effects on vascular smooth muscles, therefore, the Company believes VASOMAX's-TM- mode of action will provide greatest benefit to men who suffer from impotency due to vasculogenic reasons. These patients represent a significant percentage of impotent men. The Company anticipates that when administered orally in an appropriate formulation, the drug may be capable of restoring normal sexual performance in a significant number of impotent men.

     The Company has successfully completed a Phase I safety trial for VASOMAX-TM- in Ireland with no significant adverse effects reported. The Company engaged Pharmaco, LSR ("Pharmaco") to conduct a Phase II clinical
trial in Germany, which was completed in March, 1996.   The Company
announced that preliminary results of a dose response Phase II trial with its oral on-demand drug for impotence, VASOMAX-TM-, demonstrated an optimum dose yielding improvement in erectile function with a minimum of side-effects in impotent men, compared to patients who received placebo.

     In the trial, conducted at 10 centers in Germany, a total of 177 patients who suffered from impotency three years or less and were diagnosed as being impotent due primarily to vascular conditions, were randomized into one of four parallel groups (placebo, 20 milligram, 40 milligram and 60 milligram doses). During the trial, patients attempted to achieve vaginal penetration on three separate occasions.

     Of the doses tested, the preliminary analysis of the data by the Company indicates that a 40 milligram dose provides the best balance between efficacy and safety. The data from the centers enrolling at least 24 patients indicates that the 40 milligram dose provides approximately a 50 percent improvement in efficacy over placebo with no side-effects. In this group 41 percent of the men using the 40 milligram dose reported successful intercourse on at least one occasion versus 27 percent of the placebo group. Furthermore, patients for whom the 40 milligram dose was successful, indicated a higher level of satisfaction compared to those men who achieved success on placebo. Additionally, no side effects were noted in the 40 milligram group (no priapism, no prolonged erections, no hypotension, and no tachychardia). The 60 milligram dose provided no additional benefit. However, four patients of the 41 randomized into the 60 milligram dose group showed mild to moderate side effects predictable by the pharmacologic action of the active ingredient in VASOMAX-TM- (Phentolamine). On the other hand, although the 20 milligram dose group had no side effects, its overall efficacy compared to placebo was marginal.

     The Company has applied worldwide for patents for the use of Phentolamine as a treatment for male impotency. The Company currently intends to retain rights to VASOMAX-TM- in the United States and to seek one or more corporate collaborators for the commercialization of VASOMAX-TM-elsewhere.

     FERTILITY RELATED PRODUCTS

     Through FTI, the Company is currently distributing a variety of non-proprietary fertility related products, including reproduction associated diagnostic kits, fertility analysis instrumentation and disposable products and media for laboratory use. These products are routinely used in the diagnostic evaluation of infertile couples and for fertility procedures such as artificial insemination and other assisted reproductive therapeutic techniques. FTI provides the Company with a sales force directed at the obstetrics/gynecology, urology and fertility specialist market segments and provides a pathway for the Company to market its proposed in-house products.

RESEARCH PROGRAMS

     CONTRACEPTIVES

     The Company is developing contraceptive products for women based on a core technology which stems from its understanding of proprietary, patented and patent pending technology relating to the zona pellucida. The zona pellucida surrounds the mammalian egg and is analogous to an eggshell. It is comprised primarily of unique proteins which the Company believes could cause temporary infertility or sterility in female mammals when used as a vaccine. The Company has identified and filed a patent application relating to two of the human zona pellucida proteins that may be necessary to develop a human immunocontraceptive vaccine.

     The Company believes that its proposed human contraceptive products could be attractive to women because such contraceptives will likely require only a periodic administration, will not require the surgical implant of any device inside the female body, and will operate by creating an immune response rather than through the hormonal treatments used in currently available long-lasting female contraceptives. Moreover, ease of administration, long-term efficacy and potential low cost also could make the Company's proposed human contraceptive products attractive for use in population control in developing countries in which few long-lasting female contraceptives are widely available. The Company does not anticipate it will be able to market a zona pellucida-based human contraceptive in the United States for at least ten years.

     Because of the high costs associated with developing a human contraceptive product, in December 1993 the Company entered into a License, Research, Development, and Regulatory Filing Agreement (the "Schering Agreement") with Schering AG, pursuant to which the Company and Schering agreed to jointly research, develop and test zona pellucida-based human contraceptive vaccines. The Schering Agreement applies only to products related to zona pellucida-based human contraceptives.

     The Company must bear all costs of the development of products under the Schering Agreement until the Company has developed a "lead compound" that meets certain specified standards for use in clinical trials of the contraceptive vaccine being developed. Schering must bear all costs of the development of the vaccine after formulation of the lead compound, including all costs of pre-clinical and clinical trials, and costs associated with obtaining regulatory approvals for sale of the vaccine in the licensed territory. The Schering Agreement provides that upon the completion of certain research and development milestones, Schering will make payments to the Company aggregating up to $12.5 million. The first milestone payment of $500,000 is for the development of a "preliminary lead compound," for a zona pellucida-based human female contraceptive. The Company believes that it could achieve this milestone in approximately 18 months.

     ADJUVANTS

     Through continued research and the need for an adjuvant that could be used in conjunction with the Company's proposed immunocontraceptive vaccine, the Company believes that it has discovered a new adjuvant, which has been named "IMMUMAX-TM-," for the delivery of vaccines for both humans and animals. An adjuvant is any substance used in conjunction with an antigen to enhance an immune response. Antigens are substances that the body regards as foreign or potentially dangerous, and against which it produces antibodies. The Company's new adjuvant has produced elevated immune responses compared to other known stimulants.

     The Company has developed and has applied for a patent for this unique naturally occurring substance which enhances the immune response against weakly immunogenic materials. The Company is testing a variety of currently available commercially important vaccines against its own adjuvant preparation, and in many cases has achieved promising results. Management believes that the primary advantages of IMMUMAX-TM- are the rapid onset of immunity and its natural origin, which limit side effects. The low cost per dose of the adjuvant may result in its acceptance in both human as well as animal vaccine applications. The Company intends to out-license this technology on a product-by-product basis to companies that are focused in the vaccine industry. In addition, the Company is seeking collaborative partners to assist in the marketing of the product to researchers working on new vaccine preparations. Although the Company believes that it will be able to out-license its adjuvant technology, there can be no assurance that the Company will be successful in this endeavor.

     OTHER TECHNOLOGIES

     The Company has conducted research through collaborations and its internal capabilities in other areas of human reproductive healthcare, including prophylactic approaches for the prevention of sexually transmitted diseases as well as the detection and treatment of endometriosis and therapies to treat prostate cancer and BPH.

     Before acquiring rights to a treatment for male impotency, the Company's primary focus was on the development of recombinant zona pellucida vaccines for sterilizing certain animals. The most important animal vaccination product would cause infertility while eliminating estrus (going into heat). The Company now believes that it will not be able to develop an animal vaccine that eliminates estrus using only zona pellucida technology. The Company believes that its zona pellucida technology could be used to develop a vaccine that would sterilize animals without eliminating estrus. Such a product would be attractive to humane societies because their focus is in ceasing fertility and the elimination of estrus is of only secondary importance. The Company currently is seeking an animal health company that would license this technology.

MARKETS

     TREATMENT FOR MALE IMPOTENCY

     According to published data, the Company believes that between 15 to 30 million men suffer from some degree of impotency in the United States and that the total number of men affected is approximately double that figure worldwide. The wide range of impotency reported in the U.S. is primarily attributable to the lack of diagnosis of this condition in many men. Impotency can affect men as young as 40 years of age and can be caused by both physiological and psychological factors. The Company believes that if successful, its oral treatment for this condition will provide advantages over the current therapies available. In addition, based on this technology's non-invasive nature, the Company may have the ability to expand the current market that is presently based on products which include direct penile injection, penile implants, vacuum constriction devices and other various methods.

     CONTRACEPTIVES

     Annually, $1.8 billion is spent in the United States and Europe on birth control pills. This represents only 18% of women of child bearing age. The Company believes that its proposed human contraceptive products may be attractive to women because such contraceptives will likely require only a periodic administration, will not require the surgical implantation of any device inside the female body and will operate by creating an immune response rather than through the hormonal treatments used in currently available long-lasting female contraceptives. In addition, the Company estimates that on a worldwide basis there are approximately five million women annually who undergo voluntary sterilization. The current procedures for female sterilization all involve surgical procedures, some of which require fully-equipped operating rooms and trained physician specialists. The Company believes many women considering sterilization would view the Company's proposed long-term contraceptive as an attractive alternative to a surgical procedure due to decreased trauma and risk, lower cost and potential reversal for those women who might choose to have children in the future.

     In developing countries in which extreme socio-economic pressures exist to control population growth, current efforts at population control are less effective than desired partly because of the difficulty in administering, on a consistent basis, current contraceptive measures. The Company's proposed human contraceptive vaccine would eliminate many of those administration problems. Furthermore, because of the potential low cost of manufacture of recombinant vaccines, a contraceptive vaccine could likely be delivered at an attractive price to developing countries.

     FERTILITY RELATED PRODUCTS

     Published research industry studies estimated 1995 annual worldwide market for human infertility products to be approximately $700 million. Infertility in the United States is a physical condition affecting approximately 20%, or 5-6 million couples of reproductive age and the number of infertile couples is increasing. This increase is primarily due to various extraneous factors such as the environment, delaying families because of two career path family members, infections and a myriad of other socio-economic causes. Worldwide, it is estimated that up to 60 million people are experiencing problems associated with infertility.

RESEARCH AND DEVELOPMENT

     GENERAL

     The Company's research and development expenses for each of the fiscal years ended 1995, 1994 and 1993 were $2.8 million, $2.7 million and $1.5 million, respectively. The Company acquired a technology to be utilized in the development of an oral treatment for male impotency in April 1994. R&D expenses relating to this technology, which included clinical trials and scale-up, were approximately $710,000 and $322,000 for 1995 and 1994, respectively.

     The Company's initial research was directed to develop a vaccine to replace surgical spaying of dogs and cats based on the Company's core technology for the use of recombinant zona pellucida proteins as antigens to produce an immune response resulting in infertility or sterility. The Company subsequently determined that developing such a vaccine with this technology would be impracticable, but that the development of human contraceptives and other healthcare products using such technology might be achievable. Since operations in the Company's laboratory began in 1990, the Company has identified and sequenced 18 new zona proteins from seven different species. The Company believes that the recent improvements to its laboratory will enhance the development of the Company's products.

     In January 1995, the Company entered into an agreement with a contract research organization to conduct its Phase II clinical trials of its male impotency product. Under the terms of the agreement, the Company is required to pay an estimated total amount of $650,000, payable monthly based upon actual time and expense charges incurred. This agreement expires in April 1996. If the agreement is terminated prior to its expiration date, the Company is required to pay the balance of all costs and expenses incurred to such date plus 25% of the total amount that otherwise would have been paid. Through December 31, 1995, the Company has paid a total of $137,000 toward the required total.

     COLLABORATION WITH CORPORATE PARTNERS

     In December 1993, the Company entered into the Schering Agreement, pursuant to which the Company and Schering agreed to jointly research, develop and test zona pellucida-based human contraceptive vaccines. The Company retained manufacturing rights to produce products developed under the Schering Agreement. The Company granted to Schering an exclusive license in all countries of the world except India and China to sell and distribute zona pellucida-based human contraceptive vaccines developed under the Schering Agreement. The Company retained certain co-promotion and sales rights in the United States. Schering will pay the Company 30% of net sales of all products sold by Schering, and the Company is obligated to pay Schering 30% of the net sales attributable to products sold by the Company. The license granted under the Schering Agreement shall terminate on a country-by-country basis on the later of (i) ten years after the first commercial sale of each product covered in each such country or (ii) the expiration of the last patent relating to such product in each such country. The Schering Agreement is terminable by Schering on 30 days written notice before the commencement of Phase I clinical trials relating to any covered product and by either party on the occurrence of a breach that is not cured within 60 days after notice thereof has been given to the other party. If Schering terminates the Schering Agreement without the occurrence of a breach and after commencement of Phase I clinical trials, Schering must transfer to the Company ownership of the investigational drug application, orphan drug designation and other regulatory rights relating to any jointly-developed products.

     COLLABORATIONS WITH UNIVERSITIES

     In November 1995, the Company entered into a research agreement and a license agreement with The Brigham and Women's Hospital, Inc. ("BWH"), a
not-for-profit corporation in Boston, Massachusetts.   The Company agreed to
provide $35,000 for research in the field of clinical embryotoxic factor assays which will be utilized to test woman that are candidates of unexplained fetal loss during pregnancy and agreed to pay $15,000 for the exclusive worldwide license to market BWH's technology and inventions, as defined, pertaining to this field. The Company will also pay BWH a royalty ranging from 3.3% to 15% of net sales of covered products. The research agreement expires in November 1997. The license agreement can be terminated by BWH after any calendar year in which license fees or royalties are not a minimum of $5,000.

     In January 1996, the Company entered into a sponsored research agreement with the University of Texas Southwestern Medical Center at Dallas (the "University"), a component institution of the University of Texas System.
The Company agreed to provide $26,200 for research in the field of aromatase expression as a marker for the presence of pelvic endometriosis. The agreement provides that the University grant to the Company an exclusive option to negotiate an exclusive, worldwide, royalty-bearing license for any invention or discovery resulting from this research. If the Company chooses to exercise such option, the Company will be obligated to pay all patent expenses relating to it. The sponsored research agreement expires in July 1996. It can be terminated by the written agreement of both parties.

PATENTS AND PROPRIETARY INFORMATION

     The Company considers the proprietary nature of its technology to be important to its business. The Company pursues a general policy of obtaining patent protection in both the United States and abroad for patentable subject matter, including, but not limited to, proprietary genes and gene families and use of these genes in female contraception. The Company has rights to one issued patent in the United States, India and Australia, and with respect to which applications are pending in several foreign countries. The Company also has two patent applications pending in the United States, and with respect to which the Company has filed foreign patent applications in Canada, Australia, Japan, South Korea, China, India and the countries party to the European Patent Organization.

     In August 1994 the Company applied for foreign protection for its male impotency technology. During September 1994 the Company submitted a U.S. patent application for its new adjuvant ImmuMax. In 1995, the Company submitted a patent application for a novel approach to the administration of Phentolamine for the treatment of impotency.

     The Company's existing patent is based on technology acquired from Baylor College of Medicine ("BCM") which relates to the identification and production of recombinant zona pellucida proteins and their use in immunocontraception (the "BCM Patent"). The BCM Patent was permitted to issue claiming products and methods using specific recombinant rabbit zona pellucida peptides. Patents also were issued in India and Australia. The Company continues to prosecute the BCM Patent, seeking broader claims for products and methods using other recombinant zona pellucida peptides. The United States Patent and Trademark Office has rejected these broader claims, and unless further arguments are successful in securing withdrawal of the rejection, an appeal to the Patent Office Board of Patent Appeals and Interferences would have to be successfully pursued to secure issuance of such patent claims. Additional patent applications relating to this patent are pending in Canada, the European Patent Office, Japan and Korea.

     In November 1992, the Company submitted a United States patent application claiming specific nucleic acid sequences encoding zona pellucida proteins it has identified in dogs, cats, pigs, rabbits and cattle. In January 1993, the Company submitted a continuation-in-part patent application, based on the November 1992 application, claiming human zona pellucida nucleic acids. In November 1993, the Company submitted another continuation-in-part application, based on the November 1992 application, claiming specific nucleic acid sequences encoding zona pellucida proteins that it has identified in cynomolgus monkeys. In these patent applications, claims were made to the selective use of specific zona pellucida proteins in causing either sterilization or reversible infertility.

     The extent of patent protection afforded by foreign patents may differ from that of domestic patents. The Company can make no assurances that any issued patent, whether domestic or foreign, will provide commercially significant patent protection. Furthermore, patent positions of biotechnology companies are highly uncertain and involve complex legal and factual questions. Therefore, the Company cannot predict with any precision the scope or enforceability of claims allowed in biotechnology patents. In addition, there can be no assurance that the Company's patent applications will result in issued patents, that issued patents will provide an adequate measure of protection against competitive technology which could circumvent such patents or that issued patents would withstand review and be held valid by a court of competent jurisdiction. Furthermore, there can be no assurance that any issued patents will not be infringed or otherwise circumvented by others or that competitors would not obtain patent rights which would require the Company to seek a license or a means of circumventing such patents. There can be no assurance that such required licenses would be available on reasonable terms, if at all.

     The Company may decide to retain certain knowledge that it considers proprietary as trade secrets. In that event, or if patent protection is unattainable, then the Company must rely upon trade secrets, know-how and continuing technological innovation to maintain its competitive position.

     The Company believes that its future success does not depend solely on patents and trade secrets, but also depends, to a significant extent, on the technical competence and technological skills of its personnel. Employees and consultants of the Company who have access to proprietary information have signed confidentiality agreements with the Company. The Company intends to require any new employees and consultants to sign similar confidentiality agreements. There can be no assurance that these agreements will provide meaningful protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

     On May 16, 1994, Dr. Bonita Sue Dunbar ("Dunbar") filed suit in the 270th District Court of Harris County, Texas, naming Baylor College of Medicine ("BCM"), BCM Technologies, Inc.,("BCMT"), Fulbright & Jaworski, a Texas limited liability partnership, and the Company as defendants (collectively, the "Defendants"). Dunbar is a cellular and molecular biologist who has been employed by BCM as a teacher and research scientist since 1981. During the course of her employment at BCM, Dunbar developed technologies relating to the use of certain recombinant zona pellucida peptides that were assigned to the Company and which are the subject of the Company's only existing patent. Dunbar claimed, among other things, that her assignment of the patent rights was induced by statutory and constructive fraud and a civil conspiracy on the part of the Defendants.

     The Court recently granted partial summary judgment in favor of the Company and the other defendants in connection with the action. As a result of the rulings, Dunbar is unable to rescind the assignment of the patent rights and is left only with ancillary claims. Such ancillary claims are subject to a motion to sever and abate pending Dunbar's potential appeal of the Court's orders granting the Company's motion for summary judgement.

MANUFACTURING PLANS

     The Company does not have any manufacturing facilities and relies on third party manufacturers to produce certain of its products, including Phentolamine. On November 16, 1995, the Company entered into a development and manufacturing services agreement with a contract manufacturing organization for the manufacture and validation of bulk Phentolamine for use in clinical trials for the purpose of supporting an IND application for the oral treatment of male impotency. The contract manufacturing organization is also responsible for filing a Drug Master File ("DMF") with the U.S. Food and Drug Administration ("FDA") in connection with the manufacturing of Phentolamine. The agreement also provides for a possible future long term supply agreement regarding bulk Phentolamine. The Company is required to pay the contract manufacturing organization $447,000 payable in three installments ending during the first quarter of 1996. Through December 31, 1995, the Company paid a total of $134,100 toward the required total. Unless the Company is able to develop the manufacturing capability to produce its own Phentolamine or is able to identify and qualify alternative contract manufacturers, the Company may be entirely dependent upon a small number of manufacturers for its supply of Phentolamine.

     The Company presently produces all of the zona proteins necessary for use in its research and development activities. The Schering Agreement requires that at the time an Investigational New Drug ("IND") relating to a human immunocontraceptive product is effective, the Company will have a facility with the capacity to manufacture the product for worldwide sale. There can be no assurance that the Company will be able to obtain the funding to construct such a facility, or that the Company will be able to find alternative manufacturing facilities if such plant is not completed.

COMPETITION

     Competition in the biotechnology industry is intense. There are many companies and academic institutions that are capable of developing products similar to those being developed by the Company, and that have developed and are capable of developing products based on other technologies that are or may be competitive with the Company's proposed products. Many of those companies and academic institutions are well-established, have substantially greater financial and other resources than the Company, and have established success in the development, sale and service of their products. These companies and academic institutions may succeed in developing competing products that are more effective than those proposed by the Company. The Company's ability to compete will be dependent on its ability to obtain required approvals and licenses of regulatory authorities, on the Company's ability to introduce its products in the appropriate markets and upon the Company's ability to obtain the necessary financing, none of which can be assured. See "-- Governmental Regulation."

     Currently, there are FDA approved products and other products under development for the treatment of male impotence. Some of these products are being marketed or developed by major pharmaceutical companies that possess substantial resources compared to the Company. These products include:

     NEEDLE INJECTION THERAPY.   This form of treatment involves the needle
     injection of pharmacologic agents directly into the penis. These agents are generally combinations of vasoactive compounds such as alprostadil, Phentolamine and papaverine. This form of treatment requires a prescription from a physician and instruction on self-injection. Side effects may include pain associated with injection and local pain and aching. Complications may include hematomas, bleeding and nodule formation. The FDA recently approved a prostaglandin-based needle injection therapy, marketed by The Upjohn Company.

     VACUUM CONSTRICTION DEVICES. This form of treatment involves the use of a mechanical system that creates a vacuum around the penis, causing the erectile bodies to fill with blood. Complications encountered by some users of vacuum constriction devices include pain and difficulty ejaculating.

     PENILE IMPLANTS. This therapy involves the surgical implantation of a semi-rigid, rigid or inflatable device into the penile structure to mechanically simulate an erection.

     ORAL MEDICATIONS. Yohimbine is the primary oral medication currently prescribed in the United States for the treatment of male impotence. While easily administered, Yohimbine must be taken multiple times daily and may cause irritability, sweating, nausea and possibly hypertension. The Company believes that for patients with physiologic male impotence the efficacy of Yohimbine is not significantly greater than placebo.

     URETHRAL CATHETER. Vivus, Inc. is developing a devise for the transurethral administration of prostaglandin E, for the treatment of male impotency. Prostaglandin E, is one of a family of naturally occurring acidic lipids with various pharmacologic effects. Vasodilation, inhibition of platelet aggregation, and stimulation of intestinal and uterine smooth muscle are among the most notable of these effects. The transurethral device has been reported to successfully treat impotency with some side effects. The side effects noted were penile pain and some degree of urethral burning after administration and during use. An erection is caused with or without sexual stimulation within 15 minutes of administration and lasts 30-60 minutes depending on dose effects.

     ORAL THERAPIES UNDER DEVELOPMENT. Other pharmaceutical companies, including Pfizer, Inc. and Syntex Corporation are developing orally available therapies for the treatment of impotency.

     The Company believes that direct competition with its patented zona pellucida vaccines will be difficult because the Company has or expects to have patent protection on most of the zona proteins necessary for the development of the Company's proposed products. However, other products may be developed that will be as or more effective than the Company's proposed zona pellucida-based products. There can be no assurance that the Company will be able to compete effectively with other commercially available products or that development of other technologies will not detrimentally affect the Company's commercial opportunities or competitive advantage. In addition, even if the Company develops marketable contraceptive vaccines, such products will compete with existing contraceptive products.

GOVERNMENTAL REGULATION

     Regulation by governmental authorities in the United States and other countries is a significant consideration in the clinical development, production and marketing of the Company's products and in its research and development activities. To test clinically, produce and sell products, the Company must follow mandatory procedures and safety standards established by the FDA and comparable agencies in foreign countries. The Company employs personnel and regulatory consultants with experience and expertise in preparing and filing regulatory documents required to begin clinical trials, recruiting and monitoring clinical investigations, collecting and analyzing clinical trial data and preparing and filing documents requesting approval to sell products.

     The standard process required by the FDA before a pharmaceutical agent may be marketed in the United States includes: (i) preclinical tests; (ii) submission to the FDA of an Investigational New Drug ("IND") Application which must become effective before human clinical trials may commence; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug in its intended application; (iv) submission to the FDA of a New Drug Application ("NDA") with respect to drugs and a Product License Application ("PLA") with respect to biologicals; and (v) FDA approval of the NDA or PLA before any commercial sale or shipment of the drug or biologic. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered by the FDA. Domestic manufacturing establishments are subject to inspections by the FDA and by other federal, state and local agencies and must comply with established good manufacturing practices as appropriate for production.

     Human clinical trials are typically conducted in three sequential phases which may overlap. In Phase I, the initial introduction of the drug to humans, the drug is tested for safety dosage tolerance, absorption, distribution, metabolism and excretion. Phase II involves studies in a limited patient population to determine the efficacy of the drug for scientific targeted indications, determine dosage tolerance and optimal dosage and identify possible adverse effects and safety risks. When a product is found to be effective and to have an acceptable safety profile in Phase II evaluation, Phase III trials are undertaken to evaluate further clinical efficacy and to test further for safety within an expanded patient population at geographically dispersed clinical study sites.

     Whether undertaken by the Company or a licensee of the Company, the approval process for a new product is likely to take several years and will involve the expenditure of substantial resources. There can be no assurance that any such approvals will be granted on a timely basis, if at all. In addition, the FDA may require post-marketing testing and surveillance programs to monitor the drug's efficacy and side effects. Results of the post-marketing programs may prevent or limit the further marketing of the affected products.

     All of the Company's manufacturing facilities, if and when established, will be subject to periodic inspections by the FDA and comparable agencies. If violations of applicable regulations are noted during these inspections, the Company may be restrained from continued marketing of the manufactured product. The Company also is subject to regulation under federal and state law regarding, among other things, occupational safety, laboratory practices, the use and handling of radioisotopes and hazardous chemicals, prevention of illness and injury, environmental protection and hazardous substance control.

EMPLOYEES AND CONSULTANTS

     EMPLOYEES

     At January 31, 1996, the Company had 32 full-time employees and utilized a variety of consultants. Of the Company's full-time employees, 16 were engaged in research, development, clinical research and regulatory affairs, nine were engaged in sales and sales support and seven were engaged in finance and administration. One of these employees is experienced in FDA regulatory matters. The Company relies on its employees to perform most research and development activities, but also uses outside consultants as needed.

     SCIENTIFIC ADVISORS AND CONSULTANTS

     The Company benefits from consultation with prominent scientists active in fields related to the Company's technology. For this purpose, the Company has consulting relationships with several scientific advisors. At the Company's request, these advisors review the feasibility of product development programs under consideration, advise concerning advances in areas related to the Company's technology and aid in recruiting personnel. These advisors are compensated at negotiated rates for services actually performed. In addition, certain advisors have been granted options to purchase shares of the Company's Common Stock. All of the advisors are employed by academic institutions or other entities and may have commitments to or advisory agreements with other entities that may limit their availability to the Company. In addition, the Company has funded, and plans to continue to fund, research using consultants. Consultants provide services to the Company under written agreements and are paid per diem fees for services actually performed. The Company's consultants are used on an as needed basis, which allows the Company to perform certain research activities without incurring the costs associated with full-time employees. The Company's consultants are required to disclose and assign to the Company any ideas, discoveries and inventions they develop in the course of providing consulting services. The Company also uses consultants for various administrative needs. None of the Company's consultants are otherwise affiliated with the Company. The Company's scientific advisors and consultants include the following persons:

     ROBERT S. SCHENKEN, M.D. Dr. Schenken is Professor of Obstetrics and Gynecology and Director of the Division of Reproductive Endocrinology and Infertility at The University of Texas Health Science Center in San Antonio. He serves as a staff member at Women's and Children's Hospital and St. Luke's Baptist Hospital, both of which are located in San Antonio. He has been a consultant for the Society of Reproductive Surgeons' Collaborative Endometriosis Treatment Trial, and program chairman of the Annual Meeting of the Society for Gynecologic Investigation and the American Society for Reproductive Medicine. Dr. Schenken has received numerous national awards for his research, including the National Institute of Child Health and Human Development Clinical Investigator Award in Reproductive Biology. Dr. Schenken has also served as principal investigator on research projects funded by the National Institutes of Health, World Health Organization and numerous pharmaceutical companies. Dr. Schenken edited the publication "Endometriosis: Contemporary Concepts in Clinical Management" and is the author of over 100 abstracts and publications in the area of reproductive infertility and endometriosis.
     Dr. Schenken is recognized as one of the world's leading authorities in the field of endometriosis research. Dr. Schenken has a B.S. in Chemistry from Stanford University and an M.D. from Baylor College of Medicine.

     VERNON KNIGHT, M.D., D.SC. (HON.). Dr. Knight was, for over 20 years, Professor and Chairman, Department of Microbiology and Immunology and Professor, Infectious Disease Section, Department of Medicine, Baylor College of Medicine, Director of the Center for Biotechnology (1989-1994). Dr. Knight is currently Acting Chairman, Department of Molecular Physiology and Biophysics. Before joining Baylor College of Medicine, Dr. Knight was Clinical Director, National Institute of Allergy and Infectious Disease at the National Institutes of Health, Bethesda, Maryland. Dr. Knight is Chairman, Medical Advisory Committee, The Methodist Hospital Health Care System.

     EDWARD C. YUREWICZ, PH.D. Dr. Yurewicz is Associate Professor, Department of Obstetrics and Gynecology and Associate Member of the Graduate Faculty, Department of Biochemistry and Molecular Biology, Wayne State University School of Medicine. Dr. Yurewicz is a leading authority on zona pellucida protein chemistry. He has a B.A. in biology from the University of Delaware, a Ph.D. in physiological chemistry from Johns Hopkin University School of Medicine and postdoctoral training in biochemistry and biophysics at University of California, Davis.

     ANTHONY SACCO, PH.D. Dr. Sacco is Professor, Department of Obstetrics and Gynecology, Wayne State University School of Medicine and Director, Hutzel Hospital-Wayne State University In Vitro Fertilization Laboratory. Dr. Sacco is an authority on the application of zona pellucida antigens as infertility agents. He has a B.A. in biology from the University of Rochester and a Masters Degree and Ph.D. in zoology from the University of Tennessee.

     DAVID W. RUSSELL, PH.D. Dr. Russell is McDermott Distinguished Professor, Department of Molecular Genetics, University of Texas Southwestern Medical Center, in Dallas, Texas. Dr. Russell has a Ph.D. in chemistry from the University of North Carolina at Chapel Hill. His main research interests are cholesterol and steroid hormone metabolism, reproductive biology, molecular genetics and gene regulation.

     SERDAR E. BULUN, M.D. Dr. Bulun has been, for over 4 years, a faculty member of Division of Reproductive Endocrinology, Department of Obstetrics and Gynecology at the University of Texas Southwestern Medical Center. He has a joint appointment at the Cecil H. and Ida Green Center for Reproductive Biology Sciences of the same Institution. Dr. Bulun is board-certified in Obstetrics and Gynecology and in Reproductive Endocrinology. He conducts basic and clinical research involving endometriosis and breast cancer. Dr. Bulun is an internationally recognized expert in reproductive endocrinology. He serves in committees of Society for Gynecologic Investigation and has been an invited speaker to many international conferences.

     DEBORAH J. ANDERSON, PH.D. Dr. Anderson is an Associate Professor of Obstetrics, Gynecology and Reproductive Biology at Brigham and Women's Hospital and Harvard Medical School. Dr. Anderson is also the Director of the Fearing Research Laboratory.

     JOSEPH A. HILL, M.D. Dr. Hill is the Director of the Reproductive Medicine Division and of the Reproductive Endocrinology Fellowship Program and Clinical Director of the Reproductive Immunology Division at Brigham and Women's Hospital at Harvard Medical School. Dr. Hill is an Associate Professor in the Department of Obstetrics, Gynecology and Reproductive Biology at Brigham and Women's Hospital and Harvard Medical School.

     M. FATHY EL ETREBY, D.V.M., B.SC. Dr. Etreby was for 25 years Director of Research and Development at the Pharmaceutical Division of Schering AG in Berlin/Germany and at Berlex Laboratories in Wayne, New Jersey. Currently, Dr. Etreby is Director of Clinical and Basic Research at the Section of Urology in the Department of Surgery, Medical College of Georgia. He hold the title of Professor of Surgery, Medical College of Georgia. He holds the title of Professor of Surgery and Professor of Physiology and Endocrinology at the Medical College of Georgia, Dr. Etreby was a Senior Scientific Advisor, Oncology & Endocrinology at Berlex Laboratories in Wayne, New Jersey.

     RONALD W. LEWIS, M.D. Dr. Lewis is Professor and Chief of the Section of Urology at the Medical College of Georgia in Augusta, Georgia. Prior to assuming that position in December 1994, he was Professor of and Consultant in Urology at the Mayo Clinic in Rochester, Minnesota for eight years. He was Associate Professor of Urology at Tulane University and Head of the Fertility and Sexual Dysfunction Clinics. He was also a research scientist at the Delta Regional Primate Research Center while at Tulane University. His major areas of research were Andrology (including infertility), male impotence, and comparative studies of the non-human primate prostate. He is a charter member of the International Society for Impotence Research and is currently the Secretary/Treasurer. He is also the Co-Editor-in Chief of the Journal of Andrology.


ITEM 2.  PROPERTIES

     The Company leases approximately 8,400 square feet of laboratory and office space in The Woodlands, Texas from a related party. In January 1996, this lease was amended to provide for approximately 12,000 feet of space beginning in March 1996. The amended lease expires in July 1999. The Company also leases approximately 7,300 square feet in Natick, Massachusetts utilized by FTI. This lease expires in July 1997. The Company believes that its facilities, its lease arrangements and its equipment will be adequate for its operations in the near future.


ITEM 3.  LEGAL PROCEEDINGS

     On May 16, 1994, Dr. Bonita Sue Dunbar ("Dunbar") filed suit in the 270th District Court of Harris County, Texas, naming Baylor College of Medicine ("BCM"), BCM Technologies, Inc.,("BCMT"), Fulbright & Jaworski, a Texas limited liability partnership, and the Company as defendants (collectively, the "Defendants"). Dunbar is a cellular and molecular biologist who has been employed by BCM as a teacher and research scientist since 1981. During the course of her employment at BCM, Dunbar developed technologies relating to the use of certain recombinant zona pellucida peptides that were assigned to the Company and which are the subject of the Company's only existing patent. Dunbar claimed, among other things, that her assignment of the patent rights was induced by statutory and constructive fraud and a civil conspiracy on the part of the Defendants.

     The Court recently granted partial summary judgement in favor of the Company and the other defendants in connection with the action. As a result of the rulings, Dunbar is unable to rescind the assignment of the patent rights and is left only with ancillary claims. Such ancillary claims are subject to a motion to sever and abate pending Dunbar's potential appeal of the Court's orders granting the Company's motion for summary judgement. The Company believes the ancillary claims are without merit and will not have any material adverse effect on the Company's financial condition and results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders in the fourth quarter of 1995.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since March 25, 1993, the Company's Common Stock has been traded on the Pacific Stock Exchange under the symbol "ZNG" and quoted on the Nasdaq Small Cap Market under the symbol "ZONA." The following table shows the high and low bid price for the Common Stock by quarter, as reported by the Nasdaq Small Cap
Market:


                                         Price Range
                               -------------------------------
     1994                           High            Low
--------------                 --------------   --------------
First Quarter                  $10.50           $ 8.25
Second Quarter                  10.50             8.75
Third Quarter                    9.50             6.88
Fourth Quarter                   7.75             6.88

    1995
--------------
First Quarter                  $ 7.25           $ 4.25
Second Quarter                   5.00             3.38
Third Quarter                    5.25             3.38
Fourth Quarter                  10.88             4.88

     1996
--------------
First  Quarter
(through March 25, 1996)       $18.25            $9.25




     All of the foregoing prices reflect interdealer quotations, without retail mark-up, mark-downs or commissions and may not necessarily represent actual transactions in the Common Stock.

     On March 25, 1996, the last reported sales price of the Common Stock, as quoted by the Nasdaq Small Cap Market, was $9.25 per share. On March 25, 1996, there were approximately 800 holders of the Company's Common Stock.

     The Company has never paid dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected historical financial data presented below as of and for the three years ended December 31, 1993, are derived from the Company's financial statements, which have been audited by Ernst & Young LLP, independent public accountants, and appear elsewhere herein. The selected historical financial data as of and for the years ended December 31, 1994 and 1995 are derived from the Company's audited financial statements, which have been audited by Arthur Andersen LLP, independent public accountants, and appear elsewhere herein. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the notes thereto, included elsewhere herein.


STATEMENTS OF OPERATIONS DATA:


                                                      Years ended December 31,
                               ------------------------------------------------------------------
                                    1991         1992           1993         1994          1995
                               ------------------------------------------------------------------
Revenues:
     Product sales             $        -    $        -     $       -   $   800,747    $ 2,838,532

     Licensing fee                      -       250,000             -             -              -

     Interest income               53,258         8,018       101,079       161,171        115,843
                               ------------------------------------------------------------------
        Total revenues             53,258       258,018       101,079       961,918      2,954,375

Expenses:

     Cost of products sold              -             -             -       569,723      2,162,446
     Research and development   1,227,933     1,047,238     1,512,331     2,702,464      2,794,928
     Sales, general and
      administrative              644,153       753,599       841,382     1,603,479      2,068,115
     Interest expense                 792        39,989       279,249        56,649        216,203
                               ------------------------------------------------------------------
        Total expenses          1,872,878     1,840,826     2,632,962     4,932,315      7,241,692

Net loss                      $(1,819,620)  $(1,582,808)  $(2,531,883)  $(3,970,397)   $(4,287,317)
                               ------------------------------------------------------------------
                               ------------------------------------------------------------------
Net loss per common share          $(1.10)       $(0.83)       $(0.83)       $(1.07)        $(1.11)
                               ------------------------------------------------------------------
                               ------------------------------------------------------------------
Weighted average shares
 used in computing loss per
 common share                   1,649,917     1,904,432     3,066,060     3,711,559      3,857,746



BALANCE SHEET DATA:


                                                             December 31,
                              ------------------------------------------------------------------
                                 1991            1992           1993         1994           1995
                              ------------------------------------------------------------------

Cash, cash equivalents and
 short term investments       $  484,860     $  152,824     $ 6,056,588   $ 2,477,770  $ 4,189,858

Total assets                     813,985        468,903       6,567,374     5,273,714    6,651,555
Long-term obligations            445,171      1,010,007               -        83,459       66,125

Redeemable preferred stock     4,782,006      5,021,638               -             -            -

Deficit accumulated during
 the development stage        (4,567,646)    (6,150,454)     (8,682,337)  (12,652,734) (16,940,051)
Stockholders' equity
 (deficit)                   $(4,563,776)   $(5,780,592)     $6,457,498    $4,248,015   $5,425,126


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Zonagen, Inc. is a biopharmaceutical company in the development stage and is engaged in the development of technologies targeting conditions or diseases associated with the human reproductive system. The Company devotes a substantial amount of its resources on the development of technologies which include a product for the oral treatment of male impotency, research of approaches to alleviate urological diseases such as benign prostate hyperplasia ("BPH") and prostate cancer and treatment of female conditions such as endometriosis. The Company is also active in the research of improved methodologies to enhance fertility as well as new approaches to contraception and prophylaxis of sexually transmitted disease.

     The Company currently has sales through its subsidiary, Fertility Technologies, Inc. ("FTI"), a marketing and distribution organization focused on obstetrics/gynecology and fertility specialists. The Company's goal is to become a leader in the area of human reproductive healthcare management by providing an expansive array of products and services. The Company's growth strategy is to develop products based on its own research as well as in-licensing existing and late-stage development products and technologies.

     The Company has incurred losses since its inception in 1987 and expects to continue to incur losses for several years. The Company believes that its current cash balance will be sufficient to satisfy its funding needs through 1996. The Company will be required to raise additional capital through the sale of equity securities and out-licensing opportunities to continue to fund its operations. As a result of the foregoing, the Company's independent public accountants have included an explanatory paragraph in their report on the Company's consolidated financial statements as of December 31, 1995 and 1994, to the effect that the Company's ability to continued existence is dependent upon its ability to obtain additional working capital to develop, manufacture and market its products.

RESULTS OF OPERATIONS

     Since its inception the Company has funded its operations through the sale of equity securities and the formation of corporate partnerships. The Company did not have product revenues until its acquisition of FTI in October 1994. Revenues from FTI will not be adequate to fund the Company's operations.

YEARS ENDED DECEMBER 31, 1995 AND 1994

     All of the Company's product sales, $2.8 million in 1995 and $.8 million in 1994, have occurred through FTI. The Company reported FTI's sales in its consolidated financial statements for all of 1995 and for only the fourth quarter of 1994. The gross margin on FTI's sales reported by the Company declined to approximately 24% in 1995 compared to 29% in 1994. This was primarily due to a change in product mix due to the elimination of a product line and the costs associated with disposal of expired product.

     Research and development ("R&D") expense was $2.8 million and $2.7 million in 1995 and 1994, respectively. R&D expenses relating to the Company's oral treatment for male impotency which included clinical trials and scale-up were approximately $710,000 and $322,000 for 1995 and 1994, respectively. R&D expenses excluding costs associated with the male impotence project were $2.1
million and $2.4 million for 1995 and 1994, respectively.   In the second and
third quarters of 1995, the Company took various actions to reduce activities due to its declining cash balances. Third quarter expenses were 31% lower in 1995 compared to 1994. In the fourth quarter of 1995, the Company had funds available to accelerate its research and development activities. Fourth quarter expenses were 20% higher in 1995 compared to 1994. Clinical trial expense and manufacturing scale-up expenses associated with the Company's male impotence product was $710,000 and $217,000 in 1995 and 1994, respectively. The increase in clinical trials was due to Phase II clinical trials being conducted in Europe in 1995 for the Company's oral treatment for male impotency. The Company anticipates that it may incur even higher expenses relating to clinical trials and manufacturing scale-up of its oral male impotency product in 1996.

     Sales, general and administrative expenses were $2.1 million and $1.6 million in 1995 and 1994, respectively. The increase in 1995 was primarily due to a full year of expenses associated with the operations of FTI.

     Interest expense and amortization of intangibles increased to $216,203 in 1995 as compared to $56,649 in 1994. This increase was due primarily to the amortization of goodwill associated with the acquisition of FTI.

YEARS ENDED DECEMBER 31, 1994 AND 1993

     The Company's product sales were $.8 million in 1994 and none in 1993. Product sales occurred through FTI. The Company reported FTI's sales in its consolidated financial statements for only the fourth quarter of 1994 and not at all in 1993.

     R&D expense was $2.7 million and $1.5 million in 1994 and 1993, respectively. The increase of $1.2 million or 80% in 1994 was due primarily to additional scientific staff that had been hired throughout 1993 to accelerate the Company's scientific projects. The Company was able to hire additional scientific and administrative staff due to the completion of its initial public offering in March 1993. In 1994, the Company's activities also included human clinical safety trials and other associated costs for its oral treatment for male impotency which were performed in Europe which represented $322,000 additional 1994 expense.

     Sales, general and administrative expenses were $1.6 million and $.8 million in 1994 and 1993, respectively. The increase in 1994 over 1993 is due primarily to (i) certain costs associated with the acquisition of FTI and FTI's expenses for the fourth quarter of 1994, (ii) the full-year effect of costs associated with being a publicly-traded company, which included the hiring of a chief financial officer and (iii) legal expenses related to the Dunbar litigation.

     Interest expense and amortization of intangibles decreased to $56,649 in 1994 as compared to $279,249 in 1993. Interest expense in 1993 includes a non-cash charge of $240,000 associated with warrants to purchase shares of Common Stock that were issued upon conversion of certain loans into Common Stock in connection with the initial public offering. Cash interest expense has been nominal since the conversion of debt into Common Stock in connection with the initial public offering or the repayment of debt with the proceeds therefrom.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception primarily through the private and public sale of stock and through additional funds received from out-licensing its proprietary technologies.

     In April 1993, the Company received net proceeds of approximately $7,039,000 from its initial public offering of 1,535,000 shares of Common Stock. The Company used approximately $1,602,500 of the net proceeds from its initial public offering to repay debt owed to certain of its affiliates and others.

     In December 1993, the Company entered into an agreement with Schering AG in which the Company and Schering agreed to jointly research, develop and test zona pellucida based human contraceptive vaccines. In December 1993, in accordance with this agreement, Schering Berlin Venture Corporation purchased 239,933 shares of the Company's Common Stock for $2,500,000, or approximately $10.42 per share.

     In October 1995, the Company received net proceeds of $5.3 million from the sale of 598,850 shares of Series A Preferred Stock. The offering price per share for the Series A Preferred Stock was $10.00 per share and each share is convertible into Common Stock based on a conversion price of $3.625 per share of Common Stock.

     As of December 31, 1995, the Company had cash and cash equivalents on hand of approximately $4.2 million. These funds along with additional funds of $740,000 which were received from January 1, 1996 through February 28, 1996 from the exercise of warrants, related to the IPO to purchase 204,776 shares of the Company's Common Stock are expected to sustain operations at the present rate throughout 1996.

     At December 31, 1995, there were outstanding warrants to purchase Common Stock, warrants to purchase Series A Preferred Stock and vested options to purchase Common Stock that, if exercised, represent a source of capital to the Company. If fully exercised, these securities would generate proceeds to the Company of approximately $6.2 million. The exercising of any of these securities is not within the control of the Company. Fluctuations in the market value per share of the Company's Common Stock can significantly affect any economic incentive for the holders of these securities to exercise them. There is no assurance that the Company will realize any of these potential proceeds.

     The Company will require substantial funds to continue to move its oral treatment for male impotency through the required clinical trial programs necessary to receive approval to market such products and to maintain its research and development activities. The ability of the Company to raise additional funds will depend on many factors, including the progress of the Company's research and development activities and the establishment of collaborative corporate partnerships. There can be no assurance that the Company will be able to obtain financing on favorable terms in the public or private capital markets in the foreseeable future. The Company currently is attempting to negotiate additional corporate collaborations, but has not entered into any letters of intent or agreements in principal with respect to any research collaborations. There can be no assurance that the Company will be able to consummate any corporate collaborations on terms favorable to the Company or at all. The failure or inability of the Company to obtain additional financing on acceptable terms would have a material adverse effect on the Company.

     The Company has incurred losses since its inception in 1987 and expects to continue to incur losses for several years. The Company believes that its cash balance will be sufficient to satisfy its funding needs through 1996. The Company will be required to raise additional capital through the sale of equity securities and out-licensing opportunities to continue to fund its operations.


ITEM 8.  FINANCIAL STATEMENTS

     The financial statements required by this item are presented following Item 14 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Arthur Andersen LLP, an independent public accounting firm ("Arthur Andersen"), began serving as the independent public accountants of the Company on February 1, 1995. Before February 1, 1995, Ernst & Young LLP, an independent auditing firm ("Ernst & Young"), had been the independent auditors for the Company. During 1994, the Company's Board of Directors considered several independent public accounting firms for possible selection as the Company's auditors for fiscal year 1994, including Ernst & Young. After considerable review, the Board unanimously voted to select Arthur Andersen as the Company's independent public accountants for fiscal year 1994. Accordingly, Ernst & Young was dismissed as the Company's auditors on February 1, 1995.

     Management has had no disagreement with Ernst & Young on any material matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Ernst & Young's report on the financial statements for the year ended December 31, 1993 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

                                   PART III

ITEM 10.  DIRECTORS AND  EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item as to the directors and executive officers of the Company is hereby incorporated by reference from the information appearing under the caption "Election of Directors" in the Company's proxy statement (the "Proxy Statement") for its annual meeting with stockholders.
Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1995.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item as to the management of the Company is hereby incorporated by reference from the information appearing under the captions "Executive Compensation" and "Election of Directors - Director Compensation" in the Company's Proxy Statement.


 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the caption "Certain Transactions" in the Company's Proxy Statement.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)  DOCUMENTS FILED AS A PART OF THIS REPORT

      1.  FINANCIAL STATEMENTS

      See Index to Financial Statements on page 23.

      All schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or the notes thereto.

      2.  EXHIBITS

      Exhibits to the Form 10-K have been included only with the copies of the Form 10-K filed with the Securities and Exchange Commission. Upon request to the Company and payment of a reasonable fee, copies of the individual exhibits will be furnished.

      See Index to Exhibits on page 39.

 (b)  REPORTS ON FORM 8-K

      The Company filed two Current Reports on Form 8-K dated October 4, 1995 and October 19, 1995 during the three months ended December 31, 1995.

                                    ZONAGEN, INC.

                             (A Development Stage Company)

                             INDEX TO FINANCIAL STATEMENTS

                                                                       PAGE
                                                                       ----

Report of Independent Public Accountants .............................  24

Report of Independent Auditors .......................................  25

Consolidated Balance Sheets as of December 31, 1995 and 1994 .........  26

Consolidated Statements of Operations for the years ended
 December 31, 1995, 1994, 1993 and for the period from inception
 (August 20, 1987) through December 31, 1995 .........................  27

Consolidated Statement of Stockholders' Equity for the period from inception (August 20, 1987) through December 31, 1995 ...............  28

Consolidated Statements of Cash Flows for the years ended
 December 31, 1995, 1994, 1993 and for the period from inception
 (August 20, 1987) through December 31, 1995 .........................  29

Notes to Consolidated Financial Statements ...........................  30

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Zonagen, Inc.:

We have audited the accompanying consolidated balance sheets of Zonagen, Inc. (a Delaware Corporation in the development stage) and subsidiary (the "Company") as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to raising capital and performing research and development. In order to complete the research and development and other activities necessary to commercialize its products, additional financing will be required. Management's current projections indicate that the Company can conserve its cash resources to maintain the Company's operations through 1996. Management's plans in regard to these matters are also described in
Note 1.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zonagen, Inc. and subsidiary as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
February 26, 1996

                       REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Zonagen, Inc.

We have audited the accompanying statements of operations, stockholders' equity and cash flows for the year ended December 31, 1993 of Zonagen, Inc. (a development stage company) (the "Company"). The balance sheet at December 31, 1993 and the statements of operations and cash flows for the period from August 20, 1987 (inception) to December 31, 1993, are not presented separately herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 1993, and for the period from August 20, 1987 (inception) to December 31, 1993, in conformity with generally accepted accounting principles.


                                         ERNST & YOUNG LLP

Houston, Texas
February 11, 1994

                            ZONAGEN, INC.
                    (A development stage company)

                     CONSOLIDATED BALANCE SHEETS

                                                  DECEMBER 31,
                                            -------------------------
                                                1995         1994
                                            ------------ ------------
                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                  $ 4,189,858  $ 2,447,770
  Accounts receivable                            327,975      481,733
  Accrued interest receivable                     20,185       12,547
  Product inventory                              230,380      309,950
  Deposits and other current assets               49,047       48,042
                                            ------------ ------------
    Total Current Assets                       4,817,445    3,300,042

Lab equipment, furniture and leasehold
 improvements, net of accumulated
 depreciation and amortization                   233,315      286,482

Excess of cost over fair value of tangible
 assets acquired, net of accumulated
 amortization of $240,845 and $48,169,
 respectively                                  1,153,939    1,346,615

Other assets, net of accumulated
 amortization of $67,532 and $39,825,
 respectively                                    446,856      340,575
                                            ------------ ------------
                                             $ 6,651,555  $ 5,273,714
                                            ------------ ------------
                                            ------------ ------------

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                             $   660,673  $   482,381
Accrued liabilities                              499,631      294,479
Notes payable                                         --      165,380
                                            ------------ ------------
    Total Current Liabilities                  1,160,304      942,240
                                            ------------ ------------
Long-term notes payable                           66,125       83,459
                                            ------------ ------------

COMMITMENTS AND CONTINGENCIES -- NOTE 12

STOCKHOLDERS' EQUITY
Undesignated Preferred Stock, $.001 par
 value, 4,300,000 and 5,000,000 shares
 authorized, respectively, none issued
 and outstanding                                      --           --

Series A Preferred Stock, $.001 par value,
 700,000 and 0 shares authorized,
 respectively, 504,850 and 0 shares issued
 and outstanding, respectively                       505           --

Common Stock, $.001 par value, 20,000,000
 shares authorized, 4,098,124 and
 3,818,270 shares issued and outstanding,
 respectively                                      4,098        3,819

Additional paid-in capital                    22,473,074   17,046,930
Deferred compensation                           (112,500)    (150,000)
Deficit accumulated during the development
 stage                                       (16,940,051) (12,652,734)
                                            ------------ ------------
                                               5,425,126    4,248,015
                                            ------------ ------------
                                             $ 6,651,555  $ 5,273,714
                                            ------------ ------------
                                            ------------ ------------

        The accompanying notes are an integral part of these consolidated financial statements.

                             ZONAGEN, INC.
                     (A development stage company)

                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           FROM INCEPTION
                                        YEARS ENDED DECEMBER 31,          (AUGUST 20, 1987)
                                ----------------------------------------       THROUGH
                                    1995          1994          1993      DECEMBER 31, 1995
                                ------------  ------------  ------------  -----------------
REVENUES
  Product sales                  $ 2,838,532   $   800,747   $        --      $ 3,639,279
  Licensing fee                           --            --            --          250,000
  Interest income                    115,843       161,171       101,079          621,793
                                ------------  ------------  ------------  -----------------
    Total Revenues                 2,954,375       961,918       101,079        4,511,072

COSTS AND EXPENSES
  Cost of products sold            2,162,446       569,723            --        2,732,169
  Research and development         2,794,928     2,702,464     1,512,331       10,831,736
  Sales, general and
   administrative                  2,068,115     1,603,479       841,382        6,887,726
  Interest expense and
   amortization of intangibles       216,203        56,649       279,249          636,109
                                ------------  ------------  ------------  -----------------
     Total Costs & Expenses        7,241,692     4,932,315     2,632,962       21,087,740

Loss from continuing operations   (4,287,317)   (3,970,397)   (2,531,883)     (16,576,668)
Loss from discontinued operations         --            --            --         (288,104)
Loss on disposal of discontinued
 operations                               --            --            --          (75,279)
                                ------------  ------------  ------------  -----------------
   NET LOSS                      $(4,287,317)  $(3,970,397)  $(2,531,883)    $(16,940,051)
                                ------------  ------------  ------------  -----------------

LOSS PER COMMON SHARE
  From continuing operations     $     (1.11)  $     (1.07)  $     (0.83)
  Discontinued operations                 --            --            --
                                ------------  ------------  ------------
   Loss per common share         $     (1.11)  $     (1.07)  $     (0.83)
                                ------------  ------------  ------------
                                ------------  ------------  ------------

Weighted average common shares
 used in computing loss per
 common share                      3,857,780     3,711,559     3,066,060
                                ------------  ------------  ------------
                                ------------  ------------  ------------

        The accompanying notes are an integral part of these consolidated financial statements.

                            ZONAGEN, INC.
                    (A development stage company)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                           DEFICIT
                                            SERIES A                                                     ACCUMULATED
                                        PREFERRED STOCK    COMMON STOCK      ADDITIONAL                   DURING THE       TOTAL
                                        ---------------  ----------------     PAID-IN       DEFERRED     DEVELOPMENT   STOCKHOLDERS'
                                        SHARES   AMOUNT   SHARES    AMOUNT    CAPITAL     COMPENSATION      STAGE         EQUITY
                                        -------  ------  ---------  -------  -----------  -------------  ------------  -------------
Exchange of Common Stock ($.004 per
  share) for technology rights and
  services from founding stockholders       -     $ -      245,367  $  245   $       805    $     -      $        -     $     1,050
Net loss                                    -       -          -       -             -            -           (27,613)      (27,613)
                                        -------   ----   ---------  ------   -----------    ---------    ------------   -----------
Balance at December 31, 1987                -       -      245,367     245           805          -           (27,613)      (26,563)
Net loss                                    -       -          -       -             -            -          (327,412)     (327,412)
                                        -------   ----   ---------  ------   -----------    ---------    ------------   -----------
Balance at December 31, 1988                -       -      245,367     245           805          -          (355,025)     (353,975)
Proceeds from issuance of Common Stock      -       -       65,431      65         2,735          -               -           2,800
Net loss                                    -       -          -       -             -            -          (966,681)     (966,681)
                                        -------   ----   ---------  ------   -----------    ---------    ------------   -----------
Balance at December 31, 1989                -       -      310,798     310         3,540          -        (1,321,706)   (1,317,856)
Proceeds from issuance of Common Stock      -       -          467       1            19          -               -              20
Net loss                                    -       -          -       -             -                     (1,426,320)   (1,426,320)
                                        -------   ----   ---------  ------   -----------    ---------    ------------   -----------
Balance at December 31, 1990                -       -      311,265     311         3,559          -        (2,748,026)   (2,744,156)
Net loss                                    -       -          -       -             -            -        (1,819,620)   (1,819,620)
                                        -------   ----   ---------  ------   -----------    ---------    ------------   -----------
Balance at December 31, 1991                -       -      311,265     311         3,559          -        (4,567,646)   (4,563,776)
Conversion of 391,305 shares of
  Series C Preferred Stock into Common
  Stock                                     -       -       91,442      92       359,908          -               -         360,000
Purchase and retirement of Common
  Stock                                     -       -      (23,555)    (24)         (984)         -               -          (1,008)
Proceeds from issuance of Common
  Stock                                     -       -       16,946      17         6,983          -               -           7,000
Net loss                                    -       -          -       -             -            -        (1,582,808)   (1,582,808)
                                        -------   ----   ---------  ------   -----------    ---------    ------------   -----------
Balance at December 31, 1992                -       -      396,098     396       369,466          -        (6,150,454)   (5,780,592)
Issuance of Common Stock for cash,
  April 1, 1993 and May 12, 1993
  ($5.50 per share), net of offering
  costs of $1,403,400                       -       -    1,534,996   1,535     7,037,543          -               -       7,039,078
Issuance of Common Stock for cash and
  license agreement, December 9, 1993
  ($10.42 per share), net of offering
  costs of $46,833                          -       -      239,933     240     2,453,017          -               -       2,453,257
Conversion of Series A Preferred
  Stock to Common Stock                     -       -      179,936     180       600,420          -               -         600,600
Conversion of Series B Preferred
  Stock to Common Stock                     -       -       96,013      96       377,903          -               -         377,999
Conversion of Series C Preferred
  Stock to Common Stock                     -       -      876,312     877     3,442,530          -               -       3,443,407
Conversion of Series D Preferred
  Stock to Common Stock                     -       -      280,248     280       599,352          -               -         599,632
Conversion of bridge loan to Common
  Stock                                     -       -       64,000      64       255,936          -               -         256,000
Net loss                                    -       -          -       -             -            -        (2,531,883)   (2,531,883)
                                        -------   ----   ---------  ------   -----------    ---------    ------------   -----------
Balance at December 31, 1993                -       -    3,667,536   3,668    15,136,167          -        (8,682,337)    6,457,498
Deferred compensation resulting from
  grant of options                          -       -          -       -         187,500     (187,500)            -             -
Amortization of deferred compensation       -       -          -       -             -         37,500             -          37,500
Exercise of warrants to purchase
  Common Stock for cash, June 30, 1994
  ($3.94 per share)                         -       -       39,623      40       156,079          -               -         156,119
Issuance of Common Stock for purchase
  of Fertility Technologies, Inc.
  ("FTI"), October 13, 1994                 -       -      111,111     111     1,567,184          -               -       1,567,295
Net loss                                    -       -          -       -             -            -        (3,970,397)   (3,970,397)
                                        -------   ----   ---------  ------   -----------    ---------    ------------   -----------
Balance at December 31, 1994                -       -    3,818,270   3,819    17,046,930     (150,000)    (12,652,734)    4,248,015
Amortization of deferred compensation       -       -          -       -             -         37,500             -          37,500
Exercise of options to purchase Common
  Stock for cash January and April,
  1995 ($.10 to $6.13 per share)            -       -        4,546       4        13,919          -               -          13,923
Issuance of Common Stock for cash and
  a financing charge, March 9, 1995
  ($.001 per share)                         -       -       16,000      16        75,984          -               -          76,000
Issuance of Series A Preferred Stock
  for cash, October 4, 1995 and
  October 19, 1995 ($10.00 per share),
  net of offering costs of $651,495     598,850    599         -       -       5,336,406          -               -       5,337,005
Conversion of Series A Preferred Stock
  into Common Stock, November and
  December 1995                         (94,000)   (94)    259,308     259          (165)         -               -             -
Net loss                                    -       -          -       -             -            -        (4,287,317)   (4,287,317)
                                        -------   ----   ---------  ------   -----------    ---------    ------------   -----------
Balance at December 31, 1995            504,850   $505   4,098,124  $4,098   $22,473,074    $(112,500)   $(16,940,051)  $ 5,425,126
                                        -------   ----   ---------  ------   -----------    ---------    ------------   -----------
                                        -------   ----   ---------  ------   -----------    ---------    ------------   -----------



                        The accompanying notes are an integral part of these
                                 consolidated financial statements.

                                      ZONAGEN, INC.
                               (A development stage company)

                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            FROM INCEPTION
                                                         YEARS ENDED DECEMBER 31,          (AUGUST 20, 1987)
                                               -----------------------------------------        THROUGH
                                                  1995           1994           1993       DECEMBER 31, 1995
                                               -----------   ------------    -----------   -----------------
OPERATING ACTIVITIES
Net loss                                       $(4,287,317)   $(3,970,397)   $(2,531,883)      $(16,940,051)
Loss on disposal of discontinued operations            -              -              -               75,279
Adjustments to reconcile net loss to net cash
 used in operating activities
    Noncash financing costs                         75,984            -          240,000            315,984
    Depreciation and amortization                  317,050        224,843        116,715            860,636
    Noncash expenses related to option
     transactions                                   37,500         37,500            -               75,020
    Series B Preferred Stock issued for
     consulting services                               -              -              -               17,999
Changes in operating assets and liabilities
 (net of effects of purchase of business in
 1988 and 1994)
    (Increase) decrease in receivables             146,120       (168,370)       (11,819)           (34,069)
    (Incrase) decrease in product inventory         79,570        (28,422)           -               51,148
    (Increase) decrease in deposits and other
     current assets                                 (1,005)          (167)         9,425            (16,708)
    (Decrease) increase in accounts payable
     and accrued liabilities                       383,444        421,983       (105,918)           915,303
                                              ------------   ------------    -----------       ------------
Net cash used in operating activities           (3,248,654)    (3,483,030)    (2,283,480)       (14,679,459)

INVESTING ACTIVITIES
    Capital expenditures                           (43,500)       (35,985)      (241,027)          (728,362)
    Purchase of technology rights and other
     assets                                       (133,988)      (189,002)       (68,001)          (467,371)
    Cash acquired in purchase of FTI                   -            2,695           -                 2,695
    Proceeds from sale of subsidiary, less
     $12,345 for operating losses during 1990
     phase-out period                                  -              -             -               137,646
    Increase in net assets held for disposal           -              -             -              (212,925)
                                              ------------   ------------    -----------       ------------
Net cash used in investing activities             (177,488)      (222,292)      (309,028)        (1,268,317)

FINANCING ACTIVITIES

     Proceeds from issuance of Common Stock         13,939        156,119      9,492,335          9,672,213
     Proceeds from issuance of Preferred Stock   5,337,005             -            -             9,320,962
     Proceeds from issuance of notes payable           -               -         450,000          2,838,681
     Principal payments on notes payable          (182,714)       (59,615)    (1,446,063)        (1,694,222)
                                              ------------   ------------    -----------       ------------
Net cash provided by financing activities        5,168,230         96,504      8,496,272         20,137,634
Net increase (decrease) in cash and cash
 equivalents                                     1,742,088     (3,608,818)     5,903,764          4,189,858
Cash and cash equivalents at beginning of
 period                                          2,447,770      6,056,588        152,824                -
                                              ------------   ------------    -----------       -------------
                                               $ 4,189,858    $ 2,447,770    $ 6,056,588        $  4,189,858
                                              ------------   ------------    -----------       -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
Cash paid during the period for interest       $       -      $     5,660      $  79,569         $  129,243
Acquisition of FTI                                     -        1,567,295           -             1,567,295



                        The accompanying notes are an integral part of these
                                 consolidated financial statements.

                                  ZONAGEN, INC.
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  --  ORGANIZATION AND OPERATIONS

     Zonagen, Inc. (the "Company") was organized on August 20, 1987 ("Inception") and is engaged in the development of technologies targeting conditions or diseases associated with the human reproductive system. These technologies include the development of products for the oral treatment of male impotency, alleviation of urological diseases such as benign prostatic hyperplasia and prostrate cancer, and the treatment of female conditions such as endometriosis. The Company is also active in the research of improved methodologies to enhance fertility as well as new approaches to contraception and prophylaxis of sexually transmitted disease. The Company currently has sales through its subsidiary, Fertility Technologies, Inc. ("FTI"), a marketing and distribution organization focused on obstetrics/gynecology and fertility specialists. The Company's goal is to become a leader in the area of human reproductive healthcare management by providing a full array of innovative products and services. The Company's growth strategy is to develop products based on its own research as well as in-licensing existing and late stage development products and technologies focused in the area of human reproductive healthcare. From Inception through December 31, 1995, the Company has been primarily engaged in research and development and is still in a development stage.

     On April 1, 1993, the Company completed its initial public offering (the "Offering").

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

     The Company believes that its current cash balance will be sufficient to satisfy its funding needs through 1996. The Company's longer-term funding requirements will depend on many factors, including the progress of the Company's research and development and the establishment of other collaborative relationships. At this time, the Company is pursuing corporate partnering relationships with pharmaceutical companies in several countries to advance the development of its proposed products. The Company is contemplating obtaining additional equity financing during 1996. Should such financing not be obtained, the Company will need to adjust its current plan for conducting its operations during 1996.

NOTE 2  --  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and FTI, its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

     USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS: For purposes of the consolidated statements of cash flows, the Company considers all cash accounts and highly liquid investments having original maturities of three months or less to be cash and cash equivalents.

     PRODUCT INVENTORY: Product inventory consists of products manufactured by others for resale to obstetrics/gynecologists, urologists and fertility clinics. Inventory is stated at the lower of cost or market using the first-in, first-out method.

     LAB EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS: Lab equipment, furniture and leasehold improvements are recorded at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over an estimated useful life of five years, or in the case of leasehold improvements, amortized over the remaining term of the lease. Depreciation and amortization for tax reporting purposes is computed using the accelerated cost recovery system. Maintenance and repairs that do not improve or extend the life of assets are expensed as incurred.

     EXCESS OF COST OVER FAIR VALUE OF TANGIBLE ASSETS ACQUIRED: Excess of cost over fair value of tangible assets acquired is amortized using the straight line method over a 7 year period.

     OTHER ASSETS: Other assets of $514,388 and $380,400 in 1995 and 1994, respectively, consist primarily of patent costs, primarily legal fees. These costs are being amortized over 17 years, or the lesser of the legal or the estimated economic life of the patent.

     REVENUE RECOGNITION: The Company recognizes revenues from product sales upon shipment. Revenues from licensing activities are recognized upon execution of the license agreement as these revenues have been earned.

     RESEARCH AND DEVELOPMENT COSTS: The Company expenses research and development costs in the period they are incurred.

     LOSS PER COMMON SHARE: Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares of Common Stock outstanding during each period, after giving effect for the
4.2793 reverse stock split and the conversion of the preferred stock to common shares, both of which were effective at the time of the Offering. In all applicable years, all Common Stock equivalents, including Series A Preferred Stock were antidilutive and, accordingly, were not included in the computation except, in accordance with Staff Accounting Bulletin Number 83 of the Securities and Exchange Commission, issuance of the Company's Common Stock, options, warrants and other potentially dilutive securities at prices below the initial public offering price during the 12-month period preceding the offering have been treated as Common Stock equivalents for the periods prior to the initial public offering as if they had been issued at the Company's inception even though their inclusion was antidilutive.

NOTE 3  --  ACQUISITION OF FTI

     On October 13, 1994 (effective October 1, 1994), the Company purchased all of the outstanding common stock of FTI, a Massachusetts-based company that distributes products manufactured by others worldwide to diagnose and facilitate the treatment of reproductive disorders. The purchase price consisted of (i) an initial payment (the "Initial Payment") of 111,111 shares of Common Stock, (ii) the assumption of $466,000 of debt FTI owed to its former sole shareholder and (iii) the payment of a number of shares of Common Stock (the "Final Payment") payable on January 31, 1997 to be determined based upon (a) the market price per share of Common Stock at January 31, 1997 (the "Final Payment Date") and (b) whether FTI achieves certain earnings milestones. The market value of the Common Stock issuable on the Final Payment Date will not be less than $3 million nor more than $4.5 million, depending upon whether such earnings milestones are met. As of December 31, 1995, none of FTI's earnings milestones have been met.

     The Company accounted for the acquisition of FTI as a purchase and, accordingly, allocated its purchase price to FTI's net assets based upon their fair values. The purchase price allocation included the net present value of the minimum requirement for the Final Payment. The excess of the consideration paid over the estimated fair value of the tangible net assets acquired in the amount of $1,394,784 has been recorded as "excess of cost over fair value of tangible assets
acquired."   FTI's operations have been consolidated in the Company's
operations beginning October 1, 1994. The total purchase price of the assets acquired and liabilities assumed was allocated as follows:

     Cash  ........................  $       2,695
     Accounts receivable ..........        314,091
     Inventory ....................        281,528
     Other current assets .........         12,339
     Fixed assets, net ............        115,312
     Excess of cost over fair
      value of tangible assets
      acquired ....................      1,394,784
     Accounts payable and
      accrued expenses ............       (245,000)
     Short-term notes payable .....       (224,995)
     Long-term notes payable ......        (83,459)
                                     -------------

     Total purchase price .........  $   1,567,295
                                     -------------
                                     -------------

     In connection with the FTI acquisition, the Company entered into an employment agreement with the former sole shareholder of FTI. Such agreement expires on December 31, 1996.

     The following unaudited pro forma information shows the results of operations for the years ended December 31, 1994 and 1993, as if the acquisition had occurred on January 1, 1993, after giving effect to certain adjustments, including amortization of excess of cost over fair value of tangible assets acquired, interest expense related to the assumption of debt and intercompany eliminations.

                                              Proforma amounts
                                                 (unaudited)
                                       -----------------------------
                                            1994            1993
                                       -------------   -------------
     Total revenues                    $   2,785,165   $   2,493,615
     Net loss                          $  (4,119,886)  $  (2,768,202)
     Pro forma net loss per share      $       (0.97)  $       (0.77)
     Shares used in computing loss
      per common share                     4,256,056       3,614,964

     The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at January 1993, or of the results which may occur in the future.

NOTE 4  --  LAB EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

     Lab equipment, furniture and leasehold improvements at December 31, 1995 and 1994, are classified as follows:

                                       1995            1994
                                  --------------  -------------
     Laboratory equipment .......  $ 475,162        $ 445,861
     Furniture and fixtures .....    138,720          127,655
     Office equipment ...........     76,043           50,730
     Vehicles ...................          -           24,923
     Leasehold improvements .....    145,182          142,438
                                   ---------        ---------
                                     835,107          791,607
     Less accumulated
      depreciation and
      amortization...............   (601,792)        (505,125)
                                   ---------        ---------
                        Total      $ 233,315        $ 286,482
                                   ---------        ---------
                                   ---------        ---------

NOTE 5  --  OPERATING LEASES

     The Company leases laboratory and office space. Rental expense for the years ended December 31, 1995, 1994 and 1993 was $179,640, $91,577 and $68,081,
respectively, and $501,135 for the period from inception through December 31, 1995. Future minimum lease payments under non-cancelable leases with original terms in excess of one year as of December 31, 1995 are as follows:

     1996 ...................................     $197,747
     1997 ...................................      156,572
     1998 ...................................      117,624
     1999 ...................................       63,574


NOTE 6  --  NOTES PAYABLE

     In connection with the acquisition of FTI, the Company assumed two note agreements from the former sole shareholder of FTI. One note agreement required the payment of four equal quarterly installments of $62,500, beginning December 31, 1994 through September 30, 1995. The second note agreement requires the payment of a number of shares of Common Stock payable on January 31, 1997 to be determined based upon the market price of Common Stock at that date and the achievement of certain earnings milestones. This note payable was recorded at the present value of the estimated value of the Common Stock to be issued. Interest was imputed on both notes payable at a rate of 11%.


NOTE 7  --  INCOME TAXES

     Due to a net operating loss, the Company has no liability for federal income taxes. As of December 31, 1995, the Company has generated net operating loss (NOL) carryforwards of approximately $15 million and approximately $490,000 of research and development credits available to reduce future income taxes. These carryforwards begin to expire in 2002.

     The Tax Reform Act of 1986 provides for an annual limitation on the use of NOL and credit carryforwards (following certain ownership changes) that could significantly limit the Company's ability to utilize these carryforwards. The Company has experienced such an ownership change since its inception. Accordingly, the Company's ability to utilize the aforementioned carryforwards to reduce future taxable income and tax liabilities may be limited. Additionally, because United States tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes.

     Beginning January 1, 1993, the Company adopted SFAS 109 which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Since the Company has had a net operating loss carryforward since inception and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the Company's net deferred tax assets.


NOTE 8  --  STOCKHOLDERS' EQUITY

PREFERRED STOCK

     In October 1995, the Company authorized 770,000 shares and sold 598,850 shares of a new Series A Preferred Stock for $10.00 per share. Net proceeds to the Company were approximately $5,337,000. Each share of Series A Preferred Stock is convertible at the option of the holder into shares of Common Stock at an initial conversion price of $3.625 per share.
In October 1996, the conversion price is subject to adjustment if the Common Stock is trading, as defined, for less than 130% of the conversion price. Beginning in October 1996, the Company can cause the Series A Preferred Stock to be converted into Common Stock if the Common Stock is trading, as defined, for more than 150% of the conversion price. Holders of the Series A
Preferred Stock have certain liquidation preferences, are entitled to vote as if their shares had been converted into Common Stock and are entitled to approve (i) additional securities of the Company, (ii) changes to the rights and preferences of the Series A Preferred Stock and (iii) declaration of dividends or repurchases of securities of the Company.

     On October 4, 1995, The Woodlands Venture Fund, L.P., The Woodlands Venture Capital Corporation and The Petrus Fund, L.P. purchased 25,000, 25,000 and 22,500 shares, respectively, of the Company's Series A Preferred Stock for cash consideration of $250,000, $250,000 and $225,000, respectively.

     Through December 31, 1995, 94,000 shares of Series A Preferred Stock had been converted into 259,308 shares of Common Stock.

COMMON STOCK

     In December 1993, the Company sold 239,933 shares of Common Stock to Schering Berlin Venture Corporation ("SBVC") for $2.5 million, or $10.42 per share. This transaction was part of a corporate collaboration agreement between the Company and Schering AG. SBVC is a subsidiary of Schering AG.

     On September 28, 1994, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for the registration of 199,000 shares of Common Stock. The registered shares consisted of 64,000 shares of Common Stock then outstanding that were issued on conversion of certain notes payable and 135,000 shares of Common Stock which represent shares issuable upon exercise of certain Common Stock purchase warrants that were issued related to the Offering. These warrants expire in March 1998.

     On October 13, 1994, the Company filed Form 8-K with the Securities and Exchange Commission for the registration of 111,111 shares of Common Stock issued in conjunction with the acquisition of FTI.

     In March 1995, the Company issued 16,000 shares of Common Stock to The Woodlands Venture Fund, L.P. for a purchase price of $.001 per share. These shares were issued in consideration for providing additional financing pending the completion of the Offering. The Company recorded an expense of $75,984 for the difference between the market value of these shares and the amount received.


WARRANTS

     In connection with the cancellation of certain debt with the issuance of Series C preferred stock in 1990, the Company issued stock purchase warrants to the lenders which allowed the holders to purchase 39,623 shares of Common Stock at a purchase price of $3.94 per share. All of these warrants were exercised in 1994.

     In connection with the Offering, the Company sold to the underwriter, for nominal consideration, warrants to purchase 135,000 shares of Common Stock at an initial price per share equal to 120% of the initial public offering price per share. These warrants contain certain provisions providing for adjustment of the initial exercise price and the number and type of securities issuable upon exercise of the warrants upon certain conditions. These warrants were recorded at zero value in the accompanying financial statements because the value was determined to be de minimus when issued. In 1995, as a result of the sale of Series A Preferred Stock, these warrants were converted into warrants to purchase 245,459 shares of Common Stock for $3.63 per share.

     In connection with the October 1995 sale of Series A Preferred Stock, the Company issued warrants to the placement agent for this offering to purchase 59,885 shares of Series A Preferred Stock at a price of $11.00 per share. These warrants expire in 2000. These warrants were recorded at zero value in the accompanying financial statements because the value was determined to be de minimus when issued.

NOTE 9  --  STOCK OPTIONS

     The Company has two stock option plans for the granting of options to purchase a minimum of 1,007,000 shares of Common Stock by its employees and consultants. There are no significant differences between the provisions of each plan. Options may not be granted with an exercise price per share less than the fair market value per share of Common Stock on the grant date. Vesting provisions for each grant are determined by the Board of Directors and has generally been 20% vesting on each anniversary of the grant date. All options expire no later than the tenth anniversary of the grant date. At December 31, 1995, 198,293 of these options were exercisable and 489,974 options are available to be granted under these plans.

     The Company also has a stock option plan for its non-employee directors
that may grant options to purchase up to 115,000 shares of Common Stock.   The
plan provides that each director receive options to purchase 5,000 shares of Common Stock upon initial election to the Board of Directors and shall receive options to purchase 2,500 shares at each re-election. These options are fully vested when granted and expire no later than the tenth anniversary of the grant date. At December 31, 1995, 12,800 options were available to be granted under this plan.

     The following is a summary of employee, consultant and director stock option activity:


                                              COMMON
                                           SHARES UNDER
                                              OPTIONS          PRICE RANGE
                                           -------------     ---------------
     Outstanding at December 31, 1992.....    156,756       $ 0.04 - $  4.00
          Options granted.................    218,620         5.50 -    6.13
          Options canceled................     (8,053)        0.04 -    0.43
                                              -------
     Outstanding at December 31, 1993.....    367,323         0.04 -    6.13
          Options granted.................    115,000         5.50 -    9.32
          Options canceled................     (3,001)        0.04 -    6.13
                                              -------
     Outstanding at December 31, 1994.....    479,322         0.04 -    9.32
          Options granted.................    172,500         4.00 -    5.13
          Options exercised...............     (4,546)        0.10 -    6.13
          Options canceled................    (49,421)        0.10 -    8.50
                                              -------
     Outstanding at December 31, 1995.....    597,855       $ 0.04 - $  9.32
                                              -------
                                              -------


     Effective January 1, 1994, the president of the Company was granted an option to purchase 50,000 shares of Common Stock at an exercise price of $5.50 per share. This option was not granted under any of the currently adopted stock
option plans.   This option vests at 20% per year.  The difference between the exercise price per common share and the market value at the date of grant of $9.25 per common share was recorded as deferred compensation. Compensation expense is recognized over the five year vesting period.

     As part of the corporate collaboration agreement with Schering AG, the Company issued an option to purchase up to $2.5 million of Common Stock at an exercise price per share equal to 130% of the closing price per share on the exercise date. This option must be exercised by SBVC if certain milestones defined in the agreement are met. This option expires in December 1997.


NOTE 10  --  AGREEMENTS

     On November 16, 1995, the Company entered into a development and manufacturing services agreement with a contract manufacturing organization for the manufacture and validation of phentolamine mesylate for use in clinical trials for the purpose of supporting an IND application. (used in the Company's product which is in development for the oral treatment of male impotence.) The contract manufacturing organization is also responsible for filing a Drug Master File ("DMF") with the U.S. Food and Drug Administration ("FDA") in connection with the manufacturing of phentolamine mesylate. The Company will be responsible for manufacturing and packaging products in finished pharmaceutical form. The agreement also provides for a possible future long term supply agreement regarding bulk phentolamine mesylate. The Company is required to pay the contract manufacturing organization $447,000 payable in three installments ending during the first quarter of 1996. Through December 31, 1995, the Company has paid a total of $134,100 toward the required total.

     In November 1995, the Company entered into a research agreement and a license agreement with The Brigham and Women's Hospital, Inc. ("BWH"), a
not-for-profit corporation in Boston, Massachusetts.   The Company agreed to
provide $35,000 for research in the field of clinical embryotoxic factor assays for recurrent abortion and agreed to pay $15,000 for the exclusive worldwide license to market BWH's technology and inventions, as defined, pertaining to this field. The Company also pays BWH a royalty based on net sales of covered products. The research agreement expires in November 1997. The license agreement can be terminated by BWH after any calendar year in which license fees or royalties are not a minimum of $5,000.

     In November 1995, the Company entered into a one year agreement with a physician in Mexico to conduct a study to determine the effectiveness and safety of oral tablets of phentolamine mesylate for the treatment of impotence in humans. Under this agreement, the Company pays an hourly rate for services plus certain other costs.

     Effective February 1995, the Company entered into an Assignment Agreement with Reproductive Biotechnologies, Pvt. Ltd. ("RBPL"), an India-based technology company, pursuant to which the Company purchased the rights to a technology for the detection of estrogen-dependent breast cancer, including rights to a U.S. patent application. In consideration for the assignment of the subject technology, the Company paid RBPL $21,000 and will also make additional cash payments through January 31, 1997. RBPL will also receive a predetermined royalty, based on the aggregate net sales of any product developed from the subject technology. This agreement was terminated in the first quarter of 1996.

     In January 1995, the Company entered into an agreement with a contract research organization to conduct its Phase II clinical trials of its male impotency product. Under the terms of the agreement, the Company is required to pay an estimated total amount of $650,000, payable monthly based upon actual time and expense charges incurred. This agreement expires in April 1996. If the agreement is terminated by the Company prior to its expiration date, the Company is required to pay the balance of all costs and expenses incurred to such date plus 25% of the total amount that otherwise would have been paid. Through December 31, 1995, the Company has paid a total of $137,000 toward the required total.

     On April 13, 1994, the Company entered into an Assignment Agreement with Gamogen, Inc. ("Gamogen") and Dr. Adrian Zorgniotti pursuant to which the Company purchased the rights to a technology for the treatment of male impotence, including rights to a U.S. patent application. In consideration for the assignment of the subject technology, the Company provided Gamogen with a cash payment of $100,000. As consideration for Gamogen's agreement not to compete, the Company will deliver upon the achievement of a certain milestone, $200,000 of the Company's Common Stock at the then current market price. If the Company does not achieve this milestone by April 1996 then the Company has the option to deliver $200,000 of the Company's Common Stock or transfer the rights to the subject technology back to Gamogen no later than May 1996. The Company anticipates delivering $200,000 of its Common Stock by the May 1996 deadline. Gamogen will also receive a predetermined royalty, based on the aggregate net sales of any product developed from the subject technology. In addition, the Company is required to conduct $100,000 per year of research for three years in the area of male impotency. The Company has a right of first negotiation to purchase or exclusively license improvements to any royalty-bearing product or competing product developed by Gamogen.

     On December 13, 1993, the Company entered into a corporate collaboration agreement with Schering AG ("Schering"), a German company, to develop and commercialize the human application of immunocontraceptive zona pellucida technology. Under the agreement, the Company will continue to conduct research studies of its zona pellucida technology, with a focus on identifying and selecting a lead immunocontraceptive product for humans. Schering will then conduct the necessary preclinical and clinical development studies of this and subsequent immunocontraceptive products, and will seek the necessary regulatory approvals. The Company retains the manufacturing rights to the products, as well as the responsibility to develop scaled-up manufacturing processes and production capabilities. The Company also retains certain marketing and manufacturing rights in India and China, and the right to co-promote the product in the United States. Schering has exclusive marketing rights in all other countries worldwide.

NOTE 11  --  RELATED PARTIES

     The Company leases office space from an affiliate of a stockholder of the Company. The Company recorded rent expense of approximately $75,000, $67,000 and $68,000 during 1995, 1994 and 1993, respectively, related to this lease. In January 1996, this lease was extended through July 1999 and was also modified to include additional space beginning March 1996. The modified lease commitments are reflected in Note 5.

     Embryotech Laboratories, Inc. ("ELI") is owned by the former sole shareholder of FTI and current shareholder of the Company. ELI provides products and services related to toxicity testing to customers of FTI. During 1995, FTI was the exclusive distributor of the products and services of ELI. At December 31, 1995, revenues of $290,738 from the sale of these products and services are recorded in the financial statements of FTI. At December 31, 1995, FTI had a net payable balance to ELI of $8,888.


NOTE 12 --  COMMITMENTS AND CONTINGENCIES

     On May 16, 1994, Dr. Bonita Sue Dunbar ("Dunbar") filed suit in Harris County, Texas, naming Baylor College of Medicine ("BCM"), BCM Technologies, Inc.,("BCMT"), Fulbright & Jaworski, a Texas limited liability partnership, and the Company as defendants (collectively, the "Defendants"). Dunbar is a cellular and molecular biologist who has been employed by BCM as a teacher and research scientist since 1981. During the course of her employment at BCM, Dunbar developed technologies relating to the use of certain recombinant zona pellucida peptides that were assigned to the Company and which are the subject of the Company's only existing patent. Dunbar claimed, among other things, that her assignment of the patent rights was induced by statutory and constructive fraud and a civil conspiracy on the part of the Defendants.

     The Court recently granted partial summary judgement in favor of the Company and the other defendants in connection with the action. As a result of the rulings, Dunbar is unable to rescind the assignment of the patent rights and is left only with ancillary claims. Such ancillary claims are subject to a motion to sever and abate pending Dunbar's potential appeal of the Court's orders granting the Company's motion for summary judgement. The Company believes the ancillary claims are without merit and will not have any material adverse effect on the Company's financial condition and results of operations.


NOTE 13  --  SUBSEQUENT EVENTS

     Through February 28, 1996, 200,000 shares of Series A Preferred Stock have been submitted by their holders for conversion into 551,712 shares of Common Stock.

     From January 1, 1996 through February 28, 1996 the Company received $743,337 from the exercise of 204,776 warrants which were issued in conjunction with the Company's IPO.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ZONAGEN, INC.

Date: February 28, 1996            By:  /s/ Joseph S. Podolski
                                      ----------------------------------------
                                        Joseph S. Podolski,
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     /s/ Martin P. Sutter                      /s/ Joseph S. Podolski
------------------------------------     -----------------------------------
Martin P. Sutter                         Joseph S. Podolski
Chairman of the Board of Directors         President and Chief Executive
Director                                   Officer;

                                         (Principal Executive Officer)


     /s/ David B. McWilliams                   /s/ Steven Blasnik
------------------------------------     -----------------------------------
David B. McWilliams                      Steven Blasnik
Director                                 Director


     /s/ David W. Ortlieb                      /s/ Allen D. Rudzik
------------------------------------     -----------------------------------
David W. Ortlieb                         Allen D. Rudzik, Ph. D.
Director                                 Director


     /s/ Louis Ploth
------------------------------------
Louis Ploth
Chief Financial Officer
(Principal Financial and Accounting Officer)

                                 INDEX TO EXHIBITS

                                                              SEQUENTIALLY
                                                                 NUMBERED
EXHIBIT NUMBER                IDENTIFICATION OF EXHIBIT            PAGE
--------------                -------------------------       -------------

2.1            --  Stock Exchange Agreement dated October 13,       --
                   1994, effective October 1, 1994, among
                   Zonagen, Inc., Fertility Technologies,
                   Inc. and J. Tyler Dean. Exhibit 2.1 to the
                   Company's Current Report on Form 8-K dated
                   October 13, 1994, is incorporated herein
                   by reference.
3.1            --  Restated Certificate of Incorporation.           --
                   Exhibit 3.3 to the Company's Registration
                   Statement No. 33-57728-FW, as amended, is
                   incorporated herein by reference.
3.2            --  Restated Bylaws of the Company.  Exhibit         --
                   3.4 to the Company's Registration
                   Statement No. 33-57728-FW, as amended, is
                   incorporated herein by reference.
4.1            --  Specimen Certificate of Common Stock, $.01       --
                   par value, of the Company.  Exhibit 4.1 to
                   the Company's Registration Statement No.
                   33-57728-FW, as amended, is incorporated
                   herein by reference.
4.2            --  Representative's Warrant Agreement dated         --
                   March 25, 1993.  Exhibit 4.3 to the
                   Company's Registration Statement No,
                   33-57728-FW, as amended, is incorporated
                   herein by this reference.
4.3            --  Certificate of Designation for the               --
                   Company's Series A Convertible Preferred
                   Stock.  Exhibit 4.1 to the Company's
                   Current Report on Form 8-K dated October 19,
                   1995 is incorporated herein by reference.
4.4            --  Form of Subscription Agreement between the       --
                   Company and purchasers of the Company's
                   Series A Convertible Preferred Stock.
                   Exhibit 4.2 to the Company's Current
                   Report on Form 8-K dated October 19, 1995
                   is incorporated herein by reference.
4.5            --  Form of Warrants issued to the designees         --
                   of the placement agent for the Company's
                   Series A Convertible Preferred Stock.
                   Exhibit 4.5 to the Company's Annual Report
                   on Form 10-K for the fiscal year ended
                   December 31, 1995 is incorporated herein
                   by reference.
10.1           --  Confidentiality Agreement dated July 19,         --
                   1991, between the Company and the Regents
                   of the University of California.  Exhibit
                   10.1 to the Company's Registration
                   Statement No. 33-5778-FW, as amended, is
                   incorporated herein by reference.
10.2           --  Agreement dated July 23, 1991, between the       --
                   Company and Wayne State University.
                   Exhibit 10.2 to the Company's Registration
                   Statement No. 33-5778-FW, as amended, is
                   incorporated herein by reference.
10.3           --  Amended and Restated 1993 Employee and           --
                   Consultant Stock Option Plan.  Exhibit
                   10.3 to the Company's Registration
                   Statement No. 33-5778-FW, as amended, is
                   incorporated herein by reference.
10.4           --  Lease Agreement dated March 22, 1990,            --
                   between the Company and The Woodlands
                   Equity Partnership-89.  Exhibit 10.4 to
                   the Company's Registration Statement No.
                   33-5778-FW, as amended, is incorporated
                   herein by reference.
10.5           --  Employment Agreement between the Company         --
                   and Joseph S. Podolski. Exhibit 10.5 to the Company's Registration Statement No.
                   33-5778-FW, as amended, is incorporated
                   herein by reference.

                                                              SEQUENTIALLY
                                                                 NUMBERED
EXHIBIT NUMBER                IDENTIFICATION OF EXHIBIT            PAGE
--------------                -------------------------       -------------

10.7           --  Exclusive License Agreement dated as of          --
                   September 11, 1992, between the Company
                   and Dainippon Pharmaceuticals Co., Ltd.
                   Exhibit 10.7 to the Company's Registration
                   Statement No. 33-57728-FW, as amended, is
                   incorporated herein by reference.
10.8           --  Advisory Agreement dated March 25, 1993          --
                   between the Company and Reich & Co., Inc.
                   Exhibit 10.8 to the Company's Registration
                   Statement No. 33-57728-FW, as amended, is
                   incorporated herein by reference.
10.10          --  Extension, Modification and Ratification         --
                   of Lease dated July 12, 1993 between the
                   Company and Woodlands Equity Partnership--89.
                   Exhibit 10.10 to the Company's Annual
                   Report on Form 10-KSB for the fiscal year
                   ended December 31, 1993, is incorporated
                   herein by reference..
10.11          --  The Company's 1993 Non-Employee Director         --
                   Stock Option Plan.  Exhibit 10.11 to the
                   Company's Annual Report of Form 10-KSB for
                   the fiscal year ended December 31, 1993,
                   is incorporated herein by reference
10.12          --  Employment Agreement between the Company         --
                   and Louis Ploth.  Exhibit 10.12 to the
                   Company's Annual Report on Form 10-KSB for
                   the fiscal year ended December 31, 1993,
                   is incorporated herein by reference.
10.13          --  Stock Purchase Agreement dated December 6,       --
                   1993, between the Company and Schering
                   Berlin Venture Corporation.  Exhibit 10.13
                   to the Company's Annual Report on Form 10-KSB
                   for the fiscal year ended December 31,
                   1993, is incorporated herein by reference.
10.14          --  License, Research, Development and               --
                   Regulatory Filing Agreement dated December
                   13, 1993, between the Company and Schering
                   AG.   Exhibit 10.14 to the Company's
                   Annual Report on Form 10-KSB for the
                   fiscal year ended December 31, 1993, is
                   incorporated herein by reference.
10.15          --  Agreement dated November 30, 1993, between       --
                   the Company and the University of North
                   Carolina at Chapel Hill.  Exhibit 10.15 to
                   the Company's Annual Report on Form 10-KSB
                   for the fiscal year ended December 31,
                   1993, is incorporated herein by reference.
10.16          --  Agreement between the Company and                --
                   Reproductive Biotechnologies PVT., Ltd.
                   Exhibit 10.16 to the Company's Annual
                   Report on Form 10-KSB for the fiscal year
                   ended December 31, 1993, is incorporated
                   herein by reference
10.17          --  Assignment Agreement among Zonagen, Inc.,        --
                   Gamogen, Inc. and Dr. Adrian Zorgniotti
                   dated April 13, 1994.  Exhibit 10.17 to
                   the Company's Annual Report on Form 10-KSB
                   for the fiscal year ended December 31,
                   1994, is incorporated herein by reference.
10.18          --  Registration Rights Agreement dated              --
                   October 13, 1994, effective October 1,
                   1994, among Zonagen, Inc. and J. Tyler
                   Dean.  Exhibit 10.1 to the Company's
                   Current Report on Form 8-K dated October
                   13, 1994, is incorporated herein by
                   reference.
10.19          --  Pledge and Security Agreement dated              --
                   October 13, 1994 between Zonagen, Inc. and
                   J. Tyler Dean.  Exhibit 10.2 to the
                   Company's Current Report on Form 8-K dated
                   October 13, 1994, is incorporated herein by reference.

                                                              SEQUENTIALLY
                                                                 NUMBERED
EXHIBIT NUMBER                IDENTIFICATION OF EXHIBIT            PAGE
--------------                -------------------------       -------------

10.22          --  Guaranty of Zonagen, Inc. dated October 13,      --
                   1994.  Exhibit 10.4 to the Company's
                   Current Report on Form 8-K dated October 13,
                   1994, is incorporated herein by reference.
10.23          --  Agreement between the Company and                --
                   Pharmaco, LSR to conduct clinical trials
                   dated January 25, 1995. Exhibit 10.23 to
                   the Company's Annual Report on Form 10-K
                   for the fiscal year ended December 31,
                   1995 is incorporated herein by reference.
10.24          --  Research Agreement between the Company and       --
                   The Brigham and Women's Hospital, Inc.
                   dated November 6, 1995. Exhibit 10.24 to
                   the Company's Annual Report on Form 10-K
                   for the fiscal year ended December 31,
                   1995 is incorporated herein by reference.
10.25          --  License Agreement between the Company and        --
                   The Brigham and Women's Hospital, Inc.
                   dated November 6, 1995. Exhibit 10.25 to
                   the Company's Annual Report on Form 10-K
                   for the fiscal year ended December 31,
                   1995 is incorporated herein by reference.
11*            --  Statement regarding computation of per           42
                   share earnings
24.1           --  Consent of Ernst & Young LLP. Exhibit 24.1       --
                   to the Company's Annual Report on Form 10-K
                   for the fiscal year ended December 31,
                   1995 is incorporated herein by reference.
24.2*          --  Consent of Arthur Andersen LLP.                  43

-------------
*Filed Herewith