Form 10-Q
period 1996-06-30
ZONAGEN INC
filed 1996-08-06
CIK 897075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

                                       or

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

         Commission file number:  1-11824


                                  ZONAGEN, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


            Delaware                                          76-0233274
  (State or Other Jurisdiction                     (IRS Employer Identification
       of Incorporation or                                         No.)
          Organization)

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

                                                         Yes  X      No

As of July 30, 1996 there were outstanding 4,996,469 shares of Common Stock, par value $.001 per share, of the issuer.

                                  ZONAGEN, INC.
                          (A development stage company)

                       For the Quarter Ended June 30, 1996

                                      INDEX



                                                                           Page

PART I.   FINANCIAL INFORMATION

Item 1    Financial Statements................................................3

          Consolidated Balance Sheets:  June 30, 1996 (Unaudited)
          and December 31, 1995...............................................4

          Consolidated Statements of Operations: (Unaudited)
          For the three months ended June 30, 1996 and 1995,
          six months ended June 30, 1996 and 1995 and from
          Inception (August 20, 1987) through June 30, 1996...................5

          Consolidated Statements of Cash Flows:(Unaudited)
          For the three months ended June 30, 1996 and 1995,
          six months ended June 30, 1996 and 1995
          and from Inception (August 20, 1987) through
          June 30, 1996.......................................................6

          Notes to Consolidated Financial Statements..........................7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................11

PART II.  OTHER INFORMATION..................................................15
          -----------------

                          Part I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

         The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                                  ZONAGEN, INC.
                          (A development stage company)

                           CONSOLIDATED BALANCE SHEETS


                                                                  June 30            December 31
                                                                    1996                1995
                                                                    ----                ----
                           ASSETS                                (Unaudited)

Current Assets
    Cash and cash equivalents                                $     2,339,500     $    4,189,858
    Accounts receivable                                              318,904            327,975
    Accrued interest receivable                                        8,754             20,185
    Product inventory                                                244,330            230,380
    Deposits and other current assets                                222,926             49,047
                                                             ---------------     --------------
              Total Current Assets                                 3,134,414          4,817,445

Lab equipment, furniture and leasehold
    improvements, net of accumulated depreciation
    and amortization of $647,997 and $601,792, respectively          288,203            233,315

Excess of cost over fair value of tangible assets acquired,
    net of accumulated amortization of $341,329 and
    $240,845,
    respectively                                                   1,108,080          1,153,939

Other assets, net of accumulated amortization of
    $87,649 and $67,532, respectively                                733,333            446,856
                                                             ---------------     --------------
                                                             $     5,264,030     $    6,651,555
                                                             ===============     ==============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                             $     1,196,281     $      660,673
Accrued expenses                                                     492,324            499,631
Notes payable                                                         13,525                 --
                                                             ---------------     --------------
              Total Current Liabilities                            1,702,130          1,160,304
                                                             ---------------     --------------

Long term notes payable                                               91,801             66,125
                                                             ---------------     --------------

Commitments and Contingencies

Stockholders' Equity
Undesignated Preferred Stock, $.001 par value,
    5,000,000 shares authorized, none
    issued and outstanding                                                --                 --
Series A Preferred Stock, $.001 par value,
    700,000 shares authorized, 300,884
    and 504,850 shares issued and outstanding,
    respectively                                                         300                505
Common Stock, $.001 par value,
    20,000,000 shares authorized, 4,925,725 and
    4,098,124 shares issued and outstanding, respectively              4,926              4,098
Additional paid-in capital                                        23,639,978         22,473,074
Deferred compensation                                               (148,985)          (112,500)
Deficit accumulated during the development stage                 (20,026,120)       (16,940,051)
                                                             ----------------    ---------------
                                                                   3,470,099          5,425,126
                                                             ---------------     --------------
                                                             $     5,264,030     $    6,651,555
                                                             ===============     ==============

              The accompanying notes are an integral part of these consolidated financial statements.

                                  ZONAGEN, INC.
                          (A development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                     From Inception
                                                                                                    (August 20, 1987)
                                                Three Months Ended        Six Months Ended                 to
                                               --------------------      ------------------
                                          June 30,       June 30,       June 30,      June 30,          June 30,
                                            1996           1995          1996           1995              1996
                                            ----           ----          ----           ----              ----

Revenues
   Product Sales                        $   640,437     $  683,607    $ 1,379,777    $ 1,541,170     $  5,019,056
   Licensing Fee                                 --             --             --             --          250,000
   Interest Income                           35,986         15,505         87,088         41,225          708,881
                                        -----------     ----------    -----------    -----------     ------------

         Total Revenues                     676,423        699,112      1,466,865      1,582,395        5,977,937

Costs and Expenses
   Cost of Products Sold                    438,756        537,882        956,115      1,161,547        3,688,284
   Research and Development                1,090,00        590,979      2,253,263      1,295,804       13,084,999
   Sales, General and Administrative        628,057        475,607     1,235,391       1,099,050        8,123,117
   Interest Expense & Financing Costs
     and amortization of intangibles         54,581         57,688        108,165        115,336          744,274
                                        -----------     ----------    -----------    -----------     ------------
         Total Costs & Expenses           2,211,394      1,662,156      4,552,934      3,671,737       25,640,674

                                         (1,534,971)      (963,044)    (3,086,069)    (2,089,342)     (19,662,737)
Loss from Discontinued Operations                --             --             --             --         (288,104)
Loss on Disposal                                 --             --             --             --          (75,279)
                                        -----------     ----------    -----------    -----------     ------------
Net Loss                                $(1,534,971)    $ (963,044)   $(3,086,069)   $(2,089,342)    $(20,026,120)
                                        -----------     ----------    -----------    -----------     ------------

Loss Per Common and
Common Equivalent Share:
   From Continuing Operations           $     (0.32)        $(0.25)        $(0.66)        $(0.55)
   Discontinued Operations                       --             --            --             --
                                        -----------      -----------   ------------   ------------
         Net Loss                       $     (0.32)        $(0.25)        $ 0.66)        $(0.55)
                                        ===========      ===========   ============    ===========



Weighted Average Common
and Common Equivalent Shares              4,857,549      3,838,734      4,644,966      3,832,372

              The accompanying notes are an integral part of these consolidated financial statements.

                                  ZONAGEN, INC.
                          (A development stage company)


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                            From Inception
                                                                                                          (August 20, 1987)
                                                  Three Months Ended June 30,   Six Months Ended June 30,      through
                                                     1996             1995       1996              1995     June 30, 1996
                                                     ----             ----       ----              ----     -------------

Operating Activities
Net Loss                                       $(1,534,971)    $ (963,044)   $(3,086,069)   $(2,089,342)   $(20,026,120)
Loss on disposal of discontinued operations             --             --             --             --          75,279
Adjustments to reconcile net loss to net
cash used in operating activities
     Financing costs                                    --             --             --             --         315,984
     Depreciation and amortization                  87,701         85,283        168,806        169,989       1,029,442
     Options granted                               238,804          9,375        264,638         94,734         339,658
     Series B Preferred Stock
       issued for consulting services                   --             --             --             --          17,999
Changes in operating assets and liabilities                                                                          --
(net effects of purchase of businesses in 1988
and 1994):                                                                                                           --
     (Increase) decrease in receivables            171,080        121,950         20,502        163,334         (13,567)
     (Increase) decrease in inventory                  426         (2,749)       (13,950)       (79,008)         37,198
     (Increase) decrease in prepaid expenses
     and other current assets                     (122,432)        (2,234)      (173,879)        (9,169)       (190,587)
     (Decrease) increase in accounts payable
     and accrued expenses                          300,875        151,802        528,302        258,344       1,443,605
                                               -----------     ----------    -----------    -----------    ------------
Net cash used in operating activities             (858,517)      (599,617)    (2,291,650)    (1,491,118)    (16,971,109)

Investing Activities
     Capital expenditures                          (31,088)        (8,417)      (101,093)       (14,841)       (829,455)
     Purchase of technology rights and
     other assets                                 (341,141)       (59,524)      (363,219)       (85,394)       (830,590)
     Cash acquired in purchase of FTI                   --             --             --             --           2,695
     Proceeds from sales of subsidiary, less
         $12,345 for operating losses during
         1990 phase-out period                          --             --             --             --         137,646
     Increase in net assets held for disposal           --             --             --             --        (212,925)
                                               -----------     ----------    -----------    -----------    -------------
Net cash used in investing activities             (372,229)       (67,941)      (464,312)      (100,235)     (1,732,629)

Financing Activities
     Proceeds from issuance of Common Stock             --            923        866,403         13,939      10,538,616
     Proceeds from issuance of Preferred Stock          --             --             --             --       9,320,962
     Proceeds from issuance of notes payable        39,625             --         39,625             --       2,878,306
     Principal payments on notes payable              (424)      (125,000)          (424)      (125,000)     (1,694,646)
                                               -----------     ----------    -----------    -----------    ------------
Net cash provided by financing activities           39,201       (124,077)       905,604       (111,061)     21,043,238
Net increase (decrease) in cash and cash
  equivalent                                    (1,191,545)      (791,635)    (1,850,358)    (1,702,414)      2,339,500
Cash and cash equivalents at beginning of        3,531,045      1,536,991      4,189,858      2,447,770              --
  period                                        -----------     ----------    -----------    -----------    ------------
Cash and cash equivalents at end of period     $ 2,339,500     $  745,356    $ 2,339,500    $   745,356    $  2,339,500
                                               ===========     ==========    ===========    ===========    ============


          The accompanying notes are an integral part of these consolidated financial statements.

                                  ZONAGEN, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)


NOTE 1  --  ORGANIZATION AND OPERATIONS

         Zonagen, Inc. (the "Company") was organized on August 20, 1987 ("Inception") and is engaged in the development of technologies targeting conditions or diseases associated with the human reproductive system. These technologies include the development of products for the oral treatment of male impotency ("VASOMAX(TM)"), alleviation of urological diseases such as benign prosthetic hyperplasia ("BPH") and prostate cancer, and the treatment of female conditions such as endometriosis. The Company is also active in the research of improved methodologies to enhance fertility as well as new approaches to contraception and prophylaxis of sexually transmitted disease. The Company currently has sales through its subsidiary, Fertility Technologies, Inc. ("FTI"), a marketing and distribution organization focused on obstetrics/gynecology and fertility specialists. The Company's goal is to become a leader in the area of human reproductive healthcare management by providing a full array of innovative products and services. The Company's growth strategy is to develop products based on its own research as well as in-licensing existing and late stage development products and technologies focused in the area of human reproductive healthcare. From Inception through June 30, 1996, the Company has been primarily engaged in research and development and is still in a development stage.

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

          The Company has incurred losses since its inception in 1987 and expects to continue to incur losses for the next several years. The Company previously anticipated that its existing capital resources would be sufficient to fund its research and development activities through 1996 at approximately the same level as 1995, including the initiation of Phase III clinical development of VASOMAX(TM). Management's previous plans indicated that if the Phase III clinical development of VASOMAX(TM) was accelerated, the Company would be required to secure additional capital, as the capital requirements of Phase III clinical trials are significantly greater than that of Phase II clinical trials. On July 31, 1996, the Board of Directors authorized management, based on encouraging early data from the Company's current in-process clinical trial in Mexico and existing competition, to accelerate the Phase III clinical development of VASOMAX(TM) prior to obtaining additional financing. As the Company's existing capital resources will not be sufficient to fund this accelerated activity through 1996, management's new plans and projections raise substantial doubt about the Company's ability to continue as a going concern absent securing additional financing. Although the unaudited financial statements for the six months ended June 30, 1996 have not been audited or reviewed by the Company's independent public

                                  ZONAGEN, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)


accountants, they have informed the Company that if the conditions described above continue to exist at the time of their audit of the financial statements for the year ended December 31, 1996, their report on those statements will include an explanatory fourth paragraph because of the substantial doubt about the Company's ability to continue as a going concern.

         The Company is currently in negotiations to license European rights to VASOMAX(TM) for up-front and milestone payments and future royalties and is also pursuing other funding options, including a private placement. The unavailability of such financing could delay or prevent the development and marketing of some or all of the Company's proposed products or cause the Company to cease operations. There can be no assurance that the Company will be successful in obtaining additional capital in amounts sufficient to continue to fund its operations and product development. The Company can make no assurance that even if additional funds are secured, that it will receive approval from the Food and Drug Administration (FDA) to continue development of VASOMAX(TM). In addition, even if such approval is received, there can be no assurance that VASOMAX(TM) will ever be approved by the FDA for commercialization or that the Company can secure funds necessary to commercialize this technology or that it will have the ability to commercialize this technology.

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

Preferred Stock

         Through June 30, 1996, 297,966 shares of Series A Preferred Stock had been converted into 821,969 shares of Common Stock. As of June 30, 1996, 300,884 shares of Series A Preferred Stock were outstanding and convertible into 830,018 shares of Common Stock.

                                  ZONAGEN, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)



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

         On April 13, 1996, the Company issued 19,512 shares of unregistered Common Stock to Gamogen, Inc. ("Gamogen") for the second and final purchase payment relating to the original Assignment Agreement entered into on April 13, 1994 in order to retain the rights for the Company's treatment for male impotency, VASOMAX(TM). The Common Stock issued by the Company is included in other assets and is amortized over an estimated expected life of 17 years.

Warrants

         During the first quarter of 1996, 219,776 warrants were exercised for total proceeds of $798,000.

         During the second quarter of 1996, 4,186 shares of Common Stock were issued in exchange for a cashless exercise of a warrant originally issued with the Company's private placement closed in October 1995.

NOTE 3  --  AGREEMENTS

          On June 7, 1996, Fertility Technologies, Inc. ("FTI"), the Company's wholly owned subsidiary, purchased all of the assets of Zygotek Systems, Inc. ("Zygotek"), a Massachusetts-based company that manufactures and distributes proprietary products and distributes products manufactured by others to diagnose and facilitate the treatment of reproductive disorders. The purchase price consisted of a lump sum payment of $15,000 at the time of closing and the execution of two notes payable. The first note payable is for $17,179 payable in 36 monthly installments at an interest rate of 8%. The second note payable is for $22,446 payable in 30 monthly installments at an interest rate of 11%. The Company accounted for this transaction as a purchase. The excess of consideration paid over the estimated fair value of tangible assets acquired has been recorded as "excess of cost over fair value of tangible assets acquired."

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

          Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here.

Description of Business

         Zonagen, Inc. (the "Company") was organized on August 20, 1987 ("Inception") and is engaged in the development of technologies targeting conditions or diseases associated with the human reproductive system. These technologies include the development of products for the oral treatment of male impotency ("VASOMAX(TM)"), alleviation of urological diseases such as benign prostatic hyperplasia and prostate cancer, and the treatment of female conditions such as endometriosis. The Company is also active in the research of improved methodologies to enhance fertility as well as new approaches to contraception and prophylaxis of sexually transmitted disease. The Company currently has sales through its subsidiary, Fertility Technologies, Inc. ("FTI"), a marketing and distribution organization focused on obstetrics/gynecology and fertility specialists. The Company's goal is to become a leader in the area of human reproductive healthcare management by providing a full array of innovative products and services. The Company's growth strategy is to develop products based on its own research as well as in-licensing existing and late stage development products and technologies focused in the area of human reproductive healthcare. From Inception through June 30, 1996, the Company has been primarily engaged in research and development and is still in a development stage.

         The Company has implemented certain changes in the way that its administrative function is handled by consolidating the administration requirements of its subsidiary, FTI with its corporate headquarters. These changes occurred primarily in the quarter ended June 30, 1996. Included in this change was the reduction of rental space and approximate two year lease extension of its East coast rental office and the elimination of a second rental property on the West coast whose lease expired in the first quarter of 1996. In addition, the Company expanded its existing corporate rental space to accommodate the administrative consolidation and extended the lease on this space for approximately three years.

RESULTS OF OPERATIONS

         Three Months Ended June 30, 1996 and 1995

         Product sales were generated through the Company's wholly owned subsidiary, FTI. Revenue from product sales for the quarter ended June 30, 1996 was $640,000, a 6% decrease from $684,000 for the same period in the previous fiscal year. This decrease was primarily due to a change in the relationship with a manufacturer from a distribution relationship whereby FTI recognized 100% of revenue and related cost of goods sold to a sales agent relationship whereby only commissions are recognized.

         Interest income was $36,000 for the quarter ended June 30, 1996, an increase of $20,000, or 132%, from $16,000 for the same period in the previous fiscal year. This increase was due to the

Company carrying higher average cash balances resulting from the sale of Series A Preferred Stock in the fourth quarter of 1995 and exercise of stock warrants and stock options in the first quarter of 1996.

         Cost of sales as a percentage of sales for the quarter ended June 30, 1996 was 69% as compared to the same period in the previous year of 79%. This decrease is primarily due to the elimination of certain less profitable products and the change in the relationship of a specific product line with a manufacturer from a distribution relationship whereby FTI recognized 100% of revenue and related cost of goods sold to a sales agent relationship whereby only commissions are recognized.

         Research and development expenses increased by $499,000 or 84% to $1,090,000 in the second quarter of 1996 compared with $591,000 for the same period in the prior fiscal year. This increase is primarily due to expenses associated with the clinical development of VASOMAX(TM) and associated expenses with the manufacturing development of phentolamine, the active ingredient in VASOMAX(TM) , the Company's oral treatment for male impotency.

         Sales, general and administrative expenses increased by $152,000, or 32%, in the second quarter of 1996 to $628,000 as compared to $476,000 in the second quarter of 1995. In an effort to increase efficiency and reduce future administrative operating expenses the Company consolidated the administrative functions of its subsidiary FTI into its corporate headquarters. In addition, the Company reduced the office space of FTI by approximately 67% in Massachusetts and closed its sales office in California. The expenses associated with the consolidation, such as moving, breaking a lease, brokers fees, etc., are included in the operating expenses for the quarter ended June 30, 1996. In addition, the Company engaged a new public/investor relations firm during the first quarter of 1996 and increased its spending on these activities during the first six months of 1996 as compared to the same period in the prior fiscal year. During the first quarter ended March 31, 1996 the Company also hired a Vice President of Corporate Development to be responsible for the operations of its subsidiary, FTI.

         Interest expense, financing costs and amortization of intangibles decreased from $58,000 in the second quarter of 1995 to $55,000 in the second quarter of 1996. Interest expense relates to the debt assumed through the acquisition of FTI by Zonagen.

Six  Months Ended June 30, 1996 and 1995

         Product sales for the six months ended June 30, 1996 were $1,380,000, a 10% decrease from $1,541,000 for the same period in the previous fiscal year. This decrease was primarily due to a change in the relationship with a manufacturer from a distribution relationship whereby FTI recognized 100% of revenue and related cost of goods sold to a sales agent relationship whereby only commissions are recognized.

          Interest income was $87,000 for the six months ended June 30, 1996, an increase of $46,000, or 111%, from $41,000 for the same period in the previous fiscal year. This increase was due to the Company carrying higher average cash balances resulting from the sale of Series A Preferred Stock in the fourth quarter of 1995 and exercise of stock warrants and stock options in the first quarter of 1996.

          Cost of sales as a percentage of product sales for the first six months ended June 30, 1996 was 69% as compared to the similar period in the previous year of 75%. This decrease is primarily due to the elimination of certain less profitable products and the change in the relationship of a specific product line with the manufacturer from a distribution relationship whereby FTI recognized 100% of revenue and related cost of goods sold to a sales agent relationship whereby only commissions are recognized.

         Research and development expenses increased by $957,000 or 74% to $2,253,000 for the six months ended June 30, 1996 compared with $1,296,000 for the same period in the prior fiscal year. This increase is primarily due to expenses associated with the clinical development and manufacturing development of phentolamine, the active ingredient in VASOMAX(TM) .

         Sales, general and administrative expenses increased by $136,000, or 12%, from $1,099,000 in the first six months ended June 30, 1995 to $1,235,000 for the same period in 1996. This increase was primarily due to the administrative consolidation which was completed in the second quarter ended June 30, 1996, the increase in public/investor relations activities and the hiring of a Vice President of Corporate Development.

         Interest expense, financing costs and amortization of intangibles decreased from $115,000 in the first six months of 1995 to $108,000 for the same period in 1996. Interest expense relates to the debt assumed through the acquisition of FTI by Zonagen.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash for operating activities for the three months ended June 30, 1996 was $859,000 compared to $600,000 for the three months ended June 30, 1995, and for the six month period was $2,292,000 compared to $1,491,000 for the same period in the prior year. The Company had cash and cash equivalents of $2,339,000 at June 30, 1996. The increased use of cash for the six months ended June 30, 1996 was primarily due to the increase in expenses related to the clinical development of the Company's oral treatment for male impotency and capital expenditures of approximately $101,000 for tenant improvements to 3,600 square feet of additional space that the Company leased in March 1996 and additional research and administrative equipment purchases.

          The Company has incurred losses since its inception in 1987 and expects to continue to incur losses for the next several years. The Company previously anticipated that its existing capital resources would be sufficient to fund its research and development activities through 1996 at approximately the same level as 1995, including the initiation of Phase III clinical development of VASOMAX(TM). Management's previous plans indicated that if the Phase III clinical development of VASOMAX(TM) was accelerated, the Company would be required to secure additional capital, as the capital requirements of Phase III clinical trials are significantly greater than that of Phase II clinical trials. On July 31, 1996, the Board of Directors authorized management, based on encouraging early data from the Company's current in-process clinical trials in Mexico and current competition, to accelerate the Phase III clinical development of VASOMAX(TM) prior to obtaining additional financing. As the Company's existing capital resources will not be sufficient to fund this accelerated activity through 1996, management's new plans and projections raise substantial doubt about the Company's ability to continue as a going concern absent securing additional financing. Although the unaudited financial statements for the six months ended June 30, 1996 have not been audited or reviewed by the Company's independent public accountants, they have informed the company that if the conditions described above continue to exist at the time of their audit of the financial statements for the year ended December 31, 1996, their report on those statements will include an explanatory fourth paragraph because of the substantial doubt about the Company's ability to continue as a going concern.

         The Company is currently in negotiations to license European rights to VASOMAX(TM) for up-front and milestone payments and future royalties and is also pursuing other funding options, including a private placement. The unavailability of such financing could delay or prevent the development and marketing of some or all of the Company's proposed products or cause the Company to cease operations. There can be no assurance that the Company will be successful in obtaining additional capital in amounts sufficient to continue to fund its operations and product development. The Company can make no assurance that even if additional funds are secured, that it will receive approval from the Food and Drug Administration (FDA) to continue development of VASOMAX(TM). In addition, even if such approval is received, there can be no assurance that VASOMAX(TM) will ever be approved by the FDA for commercialization or that the Company can secure funds necessary to commercialize this technology or that it will have the ability to commercialize this technology.

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

         During the first quarter of 1996 the Company received $798,000 from the exercise of stock warrants for 219,776 shares of Common Stock and $68,200 from the exercise of stock options for 16,500 shares of Common Stock.

         Current liabilities were $1,702,000 at June 30, 1996 compared with $1,160,000 at December 31, 1995. This increase of $542,000 is primarily due to accrued expenses associated with the development of VASOMAX(TM).

FORWARD-LOOKING STATEMENTS

         This   Quarterly   Report  on  Form  10-Q   includes  "forward-looking
statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. For additional discussion of such risks, uncertainties and assumptions, see "Item 1. Business - Patents and Proprietary Information," "- Manufacturing Plans," "- Competition," "-
Governmental Regulations" and "Item 3. Legal Proceedings" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as amended, and "- Liquidity and Capital Resources" included elsewhere in this report.

                                  ZONAGEN, INC.

                           PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

         On May 16, 1994, Dr. Bonita Sue Dunbar ("Dunbar") filed in the 270th District Court of Harris County, Texas, naming Baylor College of Medicine ("BCM"), BCM Technologies, Inc. ("BCMT"), Fulbright and Jaworski, The Woodlands Venture Capital Company ("Woodlands"), and Zonagen as defendants (collectively the "Defendants"). Dunbar is a cellular and molecular biologist who has been employed by BCM as a teacher and research scientist since 1981. During the course of her employment at BCM, Dunbar developed technologies relating to the use of certain recombinant zona pellucida peptides that were assigned to Zonagen. Dunbar claimed, among other things, that her assignment of the patent rights was induced by statutory and constructive fraud and a civil conspiracy on the part of the Defendants, seeking damages and rescission of the assignment. Dunbar also included a separate claim against Zonagen alleging that Zonagen had converted certain of her endometriosis research, seeking unspecified damages in connection with this conversion claim.

          BCM, BCMT, Fulbright & Jaworski, and Woodlands filed motions for summary judgement on all of Dunbar's claims and received a favorable ruling from the Court. Zonagen filed a motion for partial summary judgement on all of Dunbar's claims with the exception of the conversion claim and received a favorable ruling from the Court. As a result of these rulings, Dunbar is unable to rescind the assignment, and is left only with her conversion claim. The conversion claim has been severed from the remainder of the lawsuit and abated pending Dunbar's appeal of the Court's Orders granting Defendants' motions for summary judgement. Dunbar's appeal of the Court's order granting Defendants' motions for summary judgement has been perfected. Dunbar's appellate brief is expected during the month of August, 1996. The Company believes the conversion claim is groundless.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 19, 1996, the Company held its annual meeting of stockholders in The Woodlands, Texas and submitted the following matters to a vote of the stockholders: (i) the election of the six directors listed below, and (ii) to consider and act on such other business as may properly be presented at the meeting.

                  ELECTION OF DIRECTORS

         The following nominees were elected as the Company's Directors until the next annual meeting of stockholders, with the following numbers of shares voting in favor of or abstaining from the election of such persons:


 Name of Nominee                    Voted For                     Votes Against           Withheld
 ---------------------------------------------------------------------------------------------------------

 Martin P. Sutter                   3,827,178                          -0-                12,120
 Joseph S. Podolski                 3,826,978                          -0                 12,320
 David B. McWilliams                3,827,178                          -0-                12,120
 Steven Blasnik                     3,827,178                          -0-                12,120
 David W. Ortlieb                   3,827,178                          -0-                12,120
 Allan D. Rudzik                    3,826,978                          -0-                12,320


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


                                      ZONAGEN, INC.


Date:  August 1, 1996
                                       By:    /s/ Joseph S. Podolski
                                                Joseph S. Podolski
                                                President and
                                                Chief Executive Officer
                                                (Principal Executive Officer)

Date:  August 1, 1996
                                       By:    /s/ Louis Ploth
                                                Louis Ploth
                                                Vice President of Business
                                                Development and Chief
                                                Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

                                  ZONAGEN, INC.
                                INDEX TO EXHIBITS


                                                                   Sequentially
                                                                       Numbered
Exhibit                  Identification of Exhibits                        Page
- -------                  --------------------------                        ----
 Number
 ------

  11.1       Statement regarding computation of net loss per share          18

  27.1       Financial Data Schedule