Form 10-Q
period 1996-09-30
ZONAGEN INC
filed 1996-11-14
CIK 897075

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

                                 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

         Commission file number:  1-11824


                                 ZONAGEN, INC.
            (Exact Name of Registrant as Specified in its Charter)

         Delaware                                             76-0233274
      (State or Other Jurisdiction of                     (IRS Employer
      Incorporation or Organization                      Identification No.)

                       2408 Timberloch Place, Suite B-4
                          The Woodlands, Texas 77380
                    (Address of principal executive office)

                                (281) 367-5892
             (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      Yes  X      No
                                                         -----       -----

As of November 8, 1996 there were outstanding 5,151,730 shares of Common Stock, par value $.001 per share, of the Registrant.

                                 ZONAGEN, INC.
                         (A development stage company)

                   For the Quarter Ended September 30, 1996

                                     INDEX


                                                                                                    PAGE
                                                                                                    ----

PART I.       FINANCIAL INFORMATION
              ---------------------
Item 1        Financial Statements.................................................................   3

              Consolidated Balance Sheets:  September 30, 1996 (Unaudited)
              and December 31, 1995................................................................   4

              Consolidated Statements of Operations: (Unaudited) For the three months ended September 30, 1996 and 1995, nine months ended September 30, 1996
              and 1995 and from Inception (August 20, 1987) through September 30, 1996.............   5

              Consolidated Statements of Cash Flows:  (Unaudited) For the three months ended September 30, 1996 and 1995, nine months ended September 30, 1996
              and 1995 and from Inception (August 20, 1987) through September 30, 1996.............   6

              Notes to Consolidated Financial Statements...........................................   7

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations............................................................  12


PART II.      OTHER INFORMATION
              -----------------

Item 1.       Legal Proceedings....................................................................  16

Item 6.       Exhibits and Reports on Form 8-K.....................................................  16

SIGNATURES.........................................................................................  17

                                 PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

        The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                                 ZONAGEN, INC.
                         (A development stage company)

                          CONSOLIDATED BALANCE SHEET

                                                                                September 30,           December 31,
                                                                                     1996                   1995
                                                                                -------------           ------------
                                           ASSETS                                (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                                    $   9,934,104           $  4,189,858
   Accounts receivable                                                                420,439                327,975
   Accrued interest receivable                                                          1,980                 20,185
   Product inventory                                                                  170,500                230,380
   Deposits and other current assets                                                  645,337                 49,047
                                                                                -------------           ------------
            Total Current Assets                                                   11,172,360              4,817,445

Lab equipment, furniture and leasehold
   improvements, net of accumulated depreciation
   and amortization of $676,256 and $601,792, respectively                            313,642                233,315

Excess of cost over fair value of tangible assets acquired,
   net of accumulated amortization of $393,704 and $240,845,
   respectively                                                                     1,055,705              1,153,939

Other assets, net of accumulated amortization of
   $102,668 and $67,532, respectively                                                 563,858                446,856
                                                                                -------------           ------------
                                                                                $  13,105,565           $  6,651,555
                                                                                =============           ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                             $   1,740,742           $    660,673
   Accrued expenses                                                                   386,749                499,631
   Notes payable                                                                       14,604                    -
                                                                                -------------           ------------
            Total Current Liabilities                                               2,142,095              1,160,304
                                                                                -------------           ------------
Long term notes payable                                                                86,106                 66,125
                                                                                -------------           ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Undesignated Preferred Stock, $.001 par value,
   2,305,000 and 4,230,000 shares authorized respectively,
   non issued and outstanding                                                             -                      -
Series A Convertible Preferred Stock, $.001 par value,
   770,000 shares authorized, 227,034
   and 504,850 shares issued and outstanding,
   respectively                                                                           227                    505
Series B Convertible Preferred Stock, $.001 par value,
   1,925,000 and no shares authorized respectively,
   1,137,750, and no shares issued and outstanding,
   respectively                                                                         1,138                    -
Common Stock, $.001 par value,
   20,000,000 shares authorized, 5,130,446 and
   4,098,124 shares issued and outstanding, respectively                                5,130                  4,098
Additional paid-in capital                                                         33,382,844             22,473,074
Deferred compensation                                                                (128,793)              (112,500)
Deficit accumulated during the development stage                                  (22,383,182)           (16,940,051)
                                                                                -------------           ------------
                                                                                   10,877,364              5,425,126
                                                                                -------------           ------------
                                                                                $  13,105,565           $  6,651,555
                                                                                =============           ============


                      The accompanying notes ae an integral part of these consolidated financial statements.


                                 ZONAGEN, INC.
                         (A development stage company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                                   FROM INCEPTION
                                                                                                                 (AUGUST 20, 1987)
                                        THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,           THROUGH
                                             1996              1995              1996              1995          SEPTEMBER 30, 1996
                                        -------------     -------------      -------------   -------------       ------------------

REVENUES
    Product sales                       $     686,045     $     715,199      $   2,065,565   $   2,256,368       $        5,704,844
    Licensing fee                                 -                 -                  -               -                    250,000
    Interest income                            18,810             4,929            106,155          46,154                  727,948
                                        -------------     -------------      -------------   -------------       ------------------
        Total Revenues                        704,855           720,128          2,171,720       2,302,522                6,682,792

COST AND EXPENSES
    Cost of products sold                     463,706           514,073          1,419,821       1,693,389                4,151,990
    Research and development                1,916,249           516,894          4,169,515       1,812,698               15,001,251
    Sales, general and administrative         629,584           441,796          1,864,975       1,535,762                8,752,701
    Interest expense, financing costs
      and amortization of intangibles          52,375            49,068            160,540         164,404                  796,649
                                        -------------     -------------      -------------   -------------       ------------------
        Total Costs and Expenses            3,061,914         1,521,831          7,614,851       5,206,253               28,702,591

Loss from continuing operations            (2,357,059)         (801,703)        (5,443,131)     (2,903,731)             (22,019,799)

Loss from discontinued operations                 -                 -                  -               -                   (288,104)

Loss on disposal                                  -                 -                  -               -                    (75,279)

                                        -------------     -------------      -------------   -------------       ------------------
Net Loss                                $  (2,357,059)    $    (801,703)     $  (5,443,131)  $  (2,903,731)      $      (22,383,182)
                                        -------------     -------------      -------------   -------------       ------------------

Loss per common and common
   equivalent share                     $       (0.47)    $       (0.21)     $       (1.14)  $       (0.76)
                                        =============     =============      =============   =============
Weighted average common
   and common equivalent shares             5,031,243         3,838,816          4,780,686       3,834,544



      The accompanying notes are an integral part of these consolidated financial statements.

                                 ZONAGEN, INC
                         (A development stage company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                             FROM INCEPTION
                                                                                                            (AUGUST 20, 1987)
                                    THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,         THROUGH
                                        1996              1995              1996             1995           SEPTEMBER 30, 1996
                                    ------------      -------------     ------------       ------------     ------------------
Operating Activities
Net loss                           $  (2,357,059)     $    (801,703)   $  (5,443,131)      $ (2,903,731)    $      (22,383,182)
Loss on disposal of
 discontinued operations                     -                  -                -                  -                   75,279
Adjustments to reconcile
 net loss  to net cash
 used in
operating activities
 Financing costs                             -                  -                -                  -                  315,984
 Depreciation and
  amortization                            95,653             69,769          262,459            239,731              1,123,095
 Noncash expenses related
  to option transactions                  20,192              9,375          284,805            104,109                359,825
 Series B Preferred Stock
  issued for consulting
  services                                   -                  -                -                  -                   17,999
Changes in operating
 assets and liabilities
(net of effects of
 purchase of businesses in
 1988 and 1994):
 (Increase) decrease in
  receivables                            (94,761)          (128,867)         (74,259)            42,772               (108,328)
 (Increase) decrease in
  product inventory                       73,830             57,861           59,880            (21,147)               111,028
 (Increase)  in deposits
  and other
  current assets                        (422,411)          (101,788)        (596,290)          (119,262)              (612,998)
 Increase in accounts
  payable and
  accrued expenses                       438,886            267,870          967,187            509,386              1,882,490
                                    ------------      -------------     ------------       ------------     ------------------
Net cash used in operating
 activities                           (2,245,670)          (627,483)      (4,539,349)       ( 2,148,142)           (19,218,808)
Investing Activities
 Capital expenditures                    (53,698)           (24,709)        (154,791)          ( 15,041)              (883,153)
Purchase of technology
  rights and other
  assets                                 154,455                -           (206,760)           (85,148)              (674,131)
 Cash acquired in purchase
  of FTI                                     -                  -                -                  -                    2,695
 Proceeds from sales of
  subsidiary, less $12,345
  for operating losses during
    1990 phase-out period                    -                  -                -                  -                  137,646
 Increase in net assets
  held for disposal                          -                  -                -                  -                 (212,925)
                                    ------------      -------------     ------------       ------------     ------------------
Net cash provided by (used
 in) investing
 activities                              100,757            (24,709)        (361,551)          (100,189)            (1,629,868)

Financing Activities
 Proceeds from issuance of
  Common Stock                             4,073                -            870,706             13,939             10,542,919
 Proceeds from issuance of
  Preferred Stock                      9,740,060                -          9,739,855                -               19,060,817
 Proceeds from issuance of
  notes payable                              -                  -             39,625                -                2,878,306
 Principal payments on
  notes payable                           (4,616)               -             (5,040)          (120,214)            (1,699,262)
                                    ------------      -------------     ------------       ------------     ------------------
Net cash provided by (used
 in) financing
 activities                            9,739,517                -         10,645,146           (106,275)            30,782,780
Net increase (decrease) in
 cash and cash equivalents             7,594,604           (652,192)       5,744,246         (2,354,606)             9,934,104
Cash and cash equivalents
 at beginning of
 period                                2,339,500            745,356        4,189,858          2,447,770                      -
                                    ------------      -------------     ------------       ------------     ------------------
Cash and cash equivalents
 at end of period                   $  9,934,104      $      93,164     $  9,934,104       $     93,164     $        9,934,104
                                    ============      =============     ============       ============     ==================

                      The accompanying notes are an integral part of these consolidated financial statements.

                                 ZONAGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (UNAUDITED)



NOTE 1  --  ORGANIZATION AND OPERATIONS

Zonagen, Inc. (the "Company") was organized on August 20, 1987 ("Inception") and is engaged in the development of technologies targeting conditions or diseases associated with the human reproductive system. These technologies include the development of products for the oral treatment of male impotency ("Vasomax(TM)"), alleviation of urological diseases such as benign prosthetic hyperplasia ("BPH") and prostate cancer, and the diagnosis and treatment of female conditions such as endometriosis. The Company is also active in the research of improved methodologies to enhance fertility as well as new approaches to contraception and prophylaxis of sexually transmitted disease. The Company currently has sales through its subsidiary, Fertility Technologies, Inc. ("FTI"), a marketing and distribution organization focused on obstetrics/gynecology, fertility specialists and urologists. The Company's goal is to become a leader in the area of human reproductive healthcare management by providing a full array of innovative products and services that improve patient outcomes and cost management. The Company's growth strategy is to develop products based on its own research as well as in-licensing existing and late stage development products and technologies focused in the area of human reproductive healthcare. From Inception through September 30, 1996, the Company has been primarily engaged in research and development and is still in the development stage.

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

In September 1996, the Company authorized and designated 1,925,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock"). On September 30, 1996, the Company completed an initial closing of a private placement of its Series B Preferred Stock in which it sold 1,137,750 shares at a price of $10.00 per share. Net proceeds to the Company from the initial closing of the private placement were approximately $9.7 million. On October 11, 1996, the Company completed the final closing of its private placement of Series B Preferred Stock, in which it sold an additional 554,750 shares of Series B Preferred Stock at a price of $10.00 per share. Net proceeds from the final closing of the private placement were approximately $4.8 million. The aggregate offering consisted of 1,692,500 shares of Series B Preferred Stock with net proceeds of approximately $14.5 million.

The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings. The Company has expended, and will continue to require, substantial funds to continue research and development, including preclinical

                                 ZONAGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (UNAUDITED)

studies and clinical trials of its products, and to commence sales and marketing efforts if FDA and other regulatory approvals are obtained. The Company expects that its existing capital resources will be sufficient to fund its capital requirements through 1997, based on its current clinical development plan for Vasomax(TM), its oral treatment for male impotency. The Company will need to raise substantial additional capital to fund its operations. The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's research, development and clinical trial programs; the extent and terms of any future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of the Company's products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions or the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that testing and regulatory procedures relating to the Company's products can be conducted at projected costs. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if the results of its current or future clinical trials are not favorable. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If adequate funds are not available, the Company may be required to certain significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock.


NOTE 2  --  STOCKHOLDERS' EQUITY

Preferred Stock

  Series A Convertible Preferred Stock

Through September 30, 1996, holders of Series A Convertible Preferred Stock ("Series A Preferred Stock") had converted 371,819 shares of Series A Preferred Stock into 1,025,675 shares of Common Stock. As of September 30, 1996, there were 227,034 shares of Series A Preferred Stock outstanding and convertible into 626,275 shares of Common Stock. On November 1, 1996, the Company

                                 ZONAGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (UNAUDITED)


exercised its right to cause the mandatory conversion of the Series A Preferred Stock, with the result that all such shares not previously converted will be converted into Common Stock effective November 25, 1996.

  Series B Convertible Preferred Stock

        In September 1996, the Company authorized and designated 1,925,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock"). On September 30, 1996, the Company completed an initial closing of a private placement for its Series B Preferred Stock in which it sold 1,137,750 shares at a price of $10.00 per share. Net proceeds to the Company from the initial closing of the private placement were approximately $9.7 million. On October 11, 1996, the Company completed the final closing of its private placement of Series B Preferred Stock, in which it sold an additional 554,750 shares of Series B Preferred Stock at a price of $10.00 per share. Net proceeds from the final closing of the private placement were approximately $4.8 million. The aggregate offering consisted of 1,692,500 shares of Series B Preferred Stock with net proceeds of approximately $14.5 million. In connection with the closing of the private placement, the Company issued warrants for 169,250 shares of Series B Preferred Stock to the placement agent for the private placement.

Each share of Series B Preferred Stock is convertible at the option of the holder into shares of Common Stock at an initial conversion price of $6.625 per share. The conversion price is subject to adjustment on October 11, 1997 (the "Reset Date") if the average daily trading price of the Common Stock for 30 days immediately preceding the Reset Date (the "Twelve Month Trading Price") is less than 130% of the conversion price (a "Reset Event"). Upon a Reset Event, the then applicable conversion price of the Series B Preferred Stock will be reduced to equal the greater of (i) the Twelve Month Trading Price divided by 1.3 and
(ii) 50% of the then-applicable conversion price. The Company has the right at any time after the Reset Date to cause the Series B Preferred Stock to be converted into Common Stock if the closing price of the Common Stock exceeds 150% of the conversion price for at least 20 days on any 30 consecutive trading day period. Holders of the Series B Preferred Stock are entitled to a liquidation preference of $13.00 per share upon the liquidation of the Company, the disposition of all or substantially all of its assets and certain mergers or consolidations in which the Company is not the surviving entity. Holders of Series B Preferred Stock are entitled to vote as if their shares had been converted into Common Stock and are entitled to approve (i) additional securities of the Company that are senior to or on parity with the Series B Preferred Stock, (ii) changes to the rights and preferences of the Series B Preferred Stock and (iii) declaration of dividends on junior stock or repurchases of securities of the Company.

Through November 14, 1996, no shares of Series B Preferred Stock had been converted into shares of Common Stock.

                                 ZONAGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (UNAUDITED)



Common Stock

During the third quarter of 1996, the Company issued an aggregate of 1,000 shares of Common Stock to former employees upon the exercise of stock options for total proceeds of $4,000 at a price of $4.00 per share. During the first quarter of 1996, the Company issued an aggregate 16,500 shares of Common Stock to an employee, a consultant and a former board member upon the exercise of stock options for total proceeds of $68,200 at prices ranging from $0.43 to $5.88 per share.

On January 12, 1996 the Company issued 5,000 shares of Common Stock to a consultant as compensation for services through June 1996. At that date, the Company's stock was trading at $9.875 per share. As a result, the Company has recorded this transaction as deferred compensation and will record an expense of approximately $49,000 on a pro rata basis over the service period.

On April 13, 1996, the Company issued 19,512 shares of unregistered Common Stock to Gamogen, Inc. ("Gamogen") for the second and final purchase payment relating to the original Assignment Agreement entered into on April 13, 1994 in order to retain the rights for the Company's treatment for male impotency, Vasomax(TM). The Company recorded a research and development expense of approximately $200,000 in the Company's financial statements in connection with the issuance of such shares.

Warrants

During the first quarter of 1996, 219,776 warrants were exercised for total proceeds of $798,000.

During the second quarter of 1996, 4,186 shares of Common Stock were issued in exchange for the cashless exercise of a warrant originally issued with the Company's private placement of Series A Preferred Stock closed in October 1995.


NOTE 3  _   AGREEMENTS

On June 7, 1996, Fertility Technologies, Inc. ("FTI"), the Company's wholly owned subsidiary, purchased all of the assets of Zygotek Systems, Inc. ("Zygotek"), a Massachusetts-based company that manufactures and distributes proprietary products and distributes products manufactured by others to diagnose and facilitate the treatment of reproductive disorders. The aggregate purchase price of such assets was approximately $55,000.

                                 ZONAGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (UNAUDITED)



NOTE 4  --  SUBSEQUENT EVENT

The Company exercised its right to cause the mandatory conversion of the Series A Preferred Stock on November 1, 1996, with the result that all such shares not previously converted will be converted into Common Stock effective November 25, 1996. See Note 2.

The Company completed the final closing of its private placement of Series B Preferred Stock on October 11, 1996. See Note 2.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


        Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here.

DESCRIPTION OF BUSINESS

        Zonagen, Inc. (the "Company") was organized on August 20, 1987 ("Inception") and is engaged in the development of technologies targeting conditions or diseases associated with the human reproductive system. These technologies include the development of products for the oral treatment of male impotency ("Vasomax(TM)"), alleviation of urological diseases such as benign prostatic hyperplasia and prostate cancer, and the treatment of female conditions such as endometriosis. The Company is also active in the research of improved methodologies to enhance fertility as well as new approaches to contraception and prophylaxis of sexually transmitted disease. The Company currently has sales through its subsidiary, Fertility Technologies, Inc. ("FTI"), a marketing and distribution organization focused on obstetrics/gynecology and fertility specialists. The Company's goal is to become a leader in the area of human reproductive healthcare management by providing a full array of innovative products and services that improve patient outcome and cost management. The Company's growth strategy is to develop products based on its own research as well as in-licensing existing and late stage development products and technologies focused in the area of human reproductive healthcare. From Inception through September 30, 1996, the Company has been primarily engaged in research and development and is still in a development stage.

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

RESULTS OF OPERATIONS

        Three Months Ended September 30, 1996 and 1995

        Product sales were generated through the Company's wholly owned subsidiary, FTI. Revenue from product sales for the quarter ended September 30, 1996 was $686,000, a 4% decrease from $715,000 for the same period in the previous fiscal year. This decrease was primarily due to a change in the relationship with a manufacturer from a distribution relationship whereby FTI recognized 100% of revenue and related cost of goods sold to a sales agent relationship whereby only commissions are recognized and an increase in backorders expected to be shipped in the fourth quarter as compared to the corresponding prior year period.

        Interest income was $18,800 for the quarter ended September 30, 1996, an increase of $13,900 from $4,900 for the same period in the previous fiscal year. This increase was due to the Company carrying higher average cash balances resulting from the sale of Series A Preferred Stock in the fourth quarter of 1995 and exercise of stock warrants and stock options in the first quarter of 1996.

        Cost of sales as a percentage of sales for the quarter ended September 30, 1996 was 68% as compared to 72% the corresponding prior year period. This decrease is primarily due to the elimination of certain less profitable products and the change in the relationship of a specific product line with a manufacturer from a distribution relationship whereby FTI recognized 100% of revenue and related cost of goods sold to a sales agent relationship whereby only commissions are recognized.

        Research and development expenses increased by $1,399,000 to $1,916,000 in the third quarter of 1996 compared with $517,000 for the same period in the prior fiscal year. This increase is primarily due to expenses associated with the clinical development of Vasomax(TM) and associated expenses for the manufacturing development of phentolamine, the active ingredient in Vasomax(TM), the Company's oral treatment for male impotency.

        Sales, general and administrative expenses increased by $188,000, or 43%, in the third quarter of 1996 to $630,000 as compared to $442,000 in the third quarter of 1995. This increase was primarily due to the increase in public/investor relations activities, the hiring of a Vice President of Corporate Development and additional sales support personnel and activities.

        Interest expense, financing costs and amortization of intangibles increased from $49,000 in the third quarter of 1995 to $52,000 in the third quarter of 1996. Interest expense relates to the debt assumed through the acquisition of FTI by Zonagen and the issuance of debt for the acquisition of Zygotek Systems, Inc.

Nine  Months Ended September 30, 1996 and 1995

        Product sales for the nine months ended September 30, 1996 were $2,066,000, an 8% decrease from $2,256,000 for the same period in the previous fiscal year. This decrease was primarily due to a change in the relationship with a manufacturer from a distribution relationship whereby FTI recognized 100% of revenue and related cost of goods sold to a sales agent relationship whereby only commissions are recognized and an increase in backorders expected to be shipped in the fourth quarter as compared to the corresponding prior year period.

        Interest income was $106,000 for the nine months ended September 30, 1996, an increase of $60,000, or 130%, from $46,000 for the same period in the previous fiscal year. This increase was due to the Company carrying higher average cash balances resulting from the sale of Series A Preferred Stock in the fourth quarter of 1995 and exercise of stock warrants and stock options in the first quarter of 1996.

        Cost of sales as a percentage of product sales for the nine months ended September 30, 1996 was 69% as compared to 75% the corresponding prior year period. This decrease is primarily due to the elimination of certain less profitable products and the change in the relationship of a specific product line with the manufacturer from a distribution relationship whereby FTI recognized 100% of revenue and related cost of goods sold to a sales agent relationship whereby only commissions are recognized.

        Research and development expenses increased by $2,357,000 to $4,170,000 for the nine months ended September 30, 1996 compared with $1,813,000 for the same period in the prior fiscal year. This increase is primarily due to expenses associated with the clinical development of Vasomax(TM) and associated expenses for the manufacturing development of phentolamine, the active ingredient in Vasomax(TM).

        Sales, general and administrative expenses increased by $329,000, or 21%, from $1,536,000 in the nine months ended September 30, 1995 to $1,865,000 for the same period in 1996. This increase was primarily due to the increase in public/investor relations activities and the hiring of a Vice President of Corporate Development and additional sales support personnel and activities.

        Interest expense, financing costs and amortization of intangibles decreased from $164,000 in the nine months ended September 30, 1995 to $161,000 for the same period in 1996. Interest expense relates to the debt assumed through the acquisition of FTI by Zonagen.

LIQUIDITY AND CAPITAL RESOURCES

        The Company used net cash of $2,246,000 for operating activities in the three months ended September 30, 1996 as compared to $627,000 for the three months ended September 30, 1995, and net cash of $4,539,000 for operating activities in the nine month period ended September 30, 1996 as compared to $2,148,000 for the same period in the prior year. The Company had cash and cash equivalents of $9,934,000 at September 30, 1996. The increased use of cash for the nine months ended September 30, 1996 was primarily due to the increase in expenses related to the clinical development of the Company's oral treatment for male impotency and capital expenditures of approximately $101,000 for tenant improvements to 3,600 square feet of additional space that the Company leased in March 1996 and additional research and administrative equipment purchases.

        The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings. The Company has expended, and will continue to require, substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if FDA and other regulatory approvals are obtained. The Company expects that its existing capital resources will be sufficient to fund its capital requirements through 1997, based on its current development plan for Vasomax(TM). Thereafter, the Company will need to raise substantial additional capital to fund its operations. The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's research, development and clinical trial programs; the extent and terms of any future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of the Company's products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions or the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that testing and regulatory procedures relating to the Company's products can be conducted at projected costs. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if the results of its current or future clinical trials are not favorable. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If adequate funds are not available, the Company may be required to curtain significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock.

        During the first quarter of 1996 the Company received $798,000 from the exercise of stock warrants for 219,776 shares of Common Stock. During the first nine months of 1996, the Company received $72,200 from the exercise of stock options for 17,500 shares of Common Stock.

        In September 1996, the Company authorized and designated 1,925,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock"). On September 30, 1996, the Company completed an initial closing of a private placement of its Series B Preferred Stock in which it sold 1,137,750 shares at a price of $10.00 per share. Net proceeds to the Company from the initial closing of the private placement were approximately $9.7 million. On October 11, 1996, the Company completed the final closing of its private placement of Series B Preferred Stock, in which it sold an additional 554,750 shares of Series B Preferred Stock at a price of $10.00 per share. Net proceeds from the final closing of the private placement were approximately $4.8 million. The aggregate offering consisted of 1,692,500 shares of Series B Preferred Stock with net proceeds of approximately $14.5 million.

        Current liabilities were $2,142,000 at September 30, 1996 compared with $1,160,000 at December 31, 1995. This increase of $982,000 is primarily due to accrued expenses associated with the development of Vasomax(TM).

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

                                 ZONAGEN, INC.

                          PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

Cause No. 94-021991; Bonita S. Dunbar v. Baylor College of Medicine, et al.; In the 270th Judicial District Court of Harris County, Texas. Briefly, on May 16, 1994, Dr. Bonita Sue Dunbar ("Dunbar") filed suit in Harris County, Texas, naming Baylor College of Medicine ("BCM"), BCM Technologies, Inc. ("BCMT"), Fulbright and Jaworski, the Woodlands Venture Capital Company ("Woodlands"), and Zonagen as defendants (collectively the "Defendants"). Dunbar is a cellular and molecular biologist who has been employed by BCM as a teacher and research scientist since 1981. During the course of her employment at BCM, Dunbar developed technologies relating to the use of certain recombinant zona pellucida peptides that were assigned to Zonagen. Dunbar claimed, among other things, that her assignment of the patent rights was induced by statutory and constructive fraud and a civil conspiracy on the part of the defendants, seeking damages and rescission of the assignment. Dunbar also included a separate claim against Zonagen alleging that Zonagen had converted certain of her endometriosis research, seeking unspecified damages in connection with this conversion claim. all of Dunbar's claims have been dismissed except for her conversion claim. Dunbar has appealed such dismissals.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a.    Exhibits

                 Exhibit No.                Identification of Exhibit

                 4.1 Certificate of Designation of the Series B Convertible Preferred Stock.

                 4.2 Form of Subscription Agreement between the Company and the purchasers of the Company's Series B Convertible Preferred Stock.

                 4.3 Form of Warrant issued to the Placement Agent for the Company's Series B Convertible Preferred Stock.

                11.1 Statement regarding computation of net loss per share.

                27.1               Financial data schedule

           b.   Reports on Form 8-K

                None.

                                 ZONAGEN, INC.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ZONAGEN, INC.


Date:  November 14, 1996
                              By:/s/ Joseph S. Podolski
                                 ----------------------------
                                 Joseph S. Podolski
                                 President and
                                 Chief Executive Officer
                                 (Principal Executive Officer)

Date:  November 14, 1996
                              By /s/ Louis Ploth
                                 ---------------------
                                 Louis Ploth
                                 Vice President of Business Development and
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                                 ZONAGEN, INC.
                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                      IDENTIFICATION OF EXHIBIT
------                      -------------------------


 4.1            Certificate of Designation of the Series B Convertible Preferred
                Stock
 4.2 Form of Subscription Agreement between the Company and the Purchasers of the Company's Series B Convertible Preferred Stock
 4.3 Form of Warrant issued to the Placement Agent for the Company's Series B Convertible Preferred Stock
 11.1           Statement regarding computation of net loss per share
 27.1           Financial Data Schedule