Form 10-K
period 1996-12-31
ZONAGEN INC
filed 1997-03-31
CIK 897075

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM        TO

                        COMMISSION FILE NUMBER:  1-11824


                                 ZONAGEN, INC.
               (NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                             76-0233274
     (STATE OR OTHER JURISDICTION                 (IRS EMPLOYER
   OF INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

                                 ZONAGEN, INC.
                       2408 TIMBERLOCH PLACE, SUITE B-4
                          THE WOODLANDS, TEXAS 77380
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                (281) 367-5892
               (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:

        TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED:
        -------------------                     ------------------------------------------
 Common Stock, par value $.001 per share                 Pacific Stock Exchange
                                                         Nasdaq Small Cap Market

   SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:  None

     Indicate by check mark the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $108,263,000 as of March 11, 1997, based on the closing sales price of the registrant's common stock on the Nasdaq National Market on such date of $16.94 per share and assuming full conversion of the registrant's Series B Convertible Preferred Stock. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the common stock are assumed to be affiliates. As of March 11, 1997, 7,243,405 shares of common stock were outstanding and 995,738 shares of Series B Convertible Preferred Stock were outstanding.

     Certain sections of the registrant's definitive proxy statement relating to the registrant's 1997 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 1996, are incorporated by reference into Part III of this Form 10-K.

================================================================================

                               TABLE OF CONTENTS
                                   FORM 10-K

                                                               Page
                                                               ----
                                     PART I
Item
------

1.      Description of Business                                  3

2.      Properties                                              19

3.      Legal Proceedings                                       19

4.      Submission of Matters To a Vote of Security Holders     19

                                    PART II

5.    Market for Common Equity and Related Stockholder Matters  20

6.    Selected Financial Data                                   21

7.    Management's Discussion and Analysis of Financial
      Condition and Results of Operations                       22

8.    Financial Statements                                      25

9.    Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure                       25

                                    PART III

10.   Directors and  Executive Officers of the Registrant       26

11.   Executive Compensation                                    26

12.   Security Ownership of Certain Beneficial Owners and
      Management                                                26

13.   Certain Relationships and Related Transactions            26

                                    PART IV

14.   Exhibits and Reports on Form 8-K                          27

      Signatures                                                30

     When used in this document, the words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. For additional discussion of such risks, uncertainties and assumptions, see "Item 1. Business -- Patents and Proprietary Information","-- Manufacturing Plans," "-- Competition," "-- Governmental Regulation" and "-- Additional Business Risks" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Zonagen, Inc. ("Zonagen" or the "Company") is engaged in the research and development of technologies targeting conditions or diseases associated with the human reproductive system. The Company's lead product candidate, Vasomax(TM), is in Phase III clinical trials in the United States evaluating its effectiveness as an "on demand" oral treatment for male impotency. The Company is also active in the research and development of adjuvants, new approaches to contraception and the alleviation of urological diseases such as benign prostatic hyperplasia ("BPH") and prostate cancer. The Company currently markets and distributes a variety of non-proprietary fertility-related products to obstetrics/gynecology, urology and fertility specialists through its wholly-owned subsidiary, Fertility Technologies, Inc. ("FTI").

     The Company's goal is to become a leader in the area of human reproductive healthcare management by providing a full array of innovative products and services. The Company's growth strategy is to develop products based on its own research as well as in-licensing existing and late stage development products and technologies focused in the area of human reproductive healthcare.

     The Company's corporate headquarters is located at 2408 Timberloch Place, Suite B-4, The Woodlands, Texas 77380, and its telephone number is (281) 367-5892.

PRODUCT DEVELOPMENT

     TREATMENT FOR MALE IMPOTENCY

     In April 1994, the Company acquired the rights to a patent application for the use of phentolamine mesylate ("Phentolamine") as an "on demand" oral treatment for male impotency. The Company believes that its anticipated impotency product, Vasomax(TM), if successfully developed, could become the first line therapy for male impotence and could increase the number of men who will seek and receive medical treatment for male impotence. Vasomax's(TM) oral method of administration offers considerable advantages over existing treatments, most of which involve surgery or inconvenient modes of administration. The Company's preliminary research indicates that Vasomax(TM) may restore normal penile function within approximately 15 to 30 minutes of each administration. In addition, Vasomax(TM) is expected to result in an erectile response only in the presence of appropriate stimuli. Because of its ease of administration, speed of efficacy and normal stimuli-induced penile response, the Company believes that Vasomax(TM) has the potential to restore normal function to achieve the greatest end-use benefit for both partners.

     Vasomax(TM) uses Phentolamine as the active pharmacologic agent. Phentolamine has been approved by the United States Food and Drug Administration ("FDA") for the treatment of hypertension and as a diagnosis of certain tumors of the adrenal gland and has been used by urologists, both in combination with other drugs and alone, as a penile injection therapy for the treatment of impotent men.

     Vasomax(TM) produces an alpha-adrenergic block of relatively short duration and vasodilative effects on vascular smooth muscles. The Company believes Vasomax's(TM) mode of action will accordingly provide greatest benefit to men who suffer from impotency due to vasculogenic reasons. These patients represent a significant percentage of impotent men. The Company anticipates that, when administered orally in an appropriate formulation, Vasomax(TM) may be capable of restoring normal sexual performance in a significant number of impotent men.

     The Company is currently conducting Phase III clinical trials of Vasomax(TM) in the United States which it expects to complete in the second quarter of 1997.

     The Company completed a product registration study in Mexico in the fourth quarter of 1996, in which Vasomax(TM) yielded a statistically significant result (i.e., p less than .05) studying several parameters. Data from the Mexican study indicated that 62% of the men participating in the study successfully achieved orgasm during intercourse on at least one occasion while 42% achieved orgasm on every attempt after taking Vasomax(TM).

     The study included 148 men at seven centers in Mexico. The men were selected by urologists based on a sexual questionnaire with the intent of eliminating men who were impotent due to psychogenic causes. Twenty-three percent of the men were diabetic. Another 10 percent of the men had either undergone prostate surgery or were receiving prostate therapy. The remaining patients were deemed to be impotent due to primarily organic causes, although no single cause was identified. The average age of the men was 55 years with 70 percent of the men in the study over the age of 50. The oldest successfully treated man in the study was 74 years old.

     During the study, patients were monitored for side effects. No hypotension or tachycardia was noted during the in-office test dose. One patient dropped out of the study during the in-office period due to a stomach ache. One other patient dropped out during the at-home portion of the study due to a variety of mild side effects including insomnia, although is noteworthy that this patient exhibited no side effects during the in-office test.

     The Company completed a Phase II clinical trial of Vasomax(TM) in Germany in March 1996, which was conducted on the Company's behalf by Pharmaco LSR ("Pharmaco"). In the trial, conducted at 10 centers in Germany, a total of 177 patients who suffered from impotency three years or less and who were diagnosed as being impotent due primarily to vascular conditions were randomized into one of four parallel groups (placebo, 20 milligram, 40 milligram and 60 milligram doses). During the trial, patients attempted to achieve vaginal penetration on three separate occasions.

     The Company's analysis of the data from the German trial indicates that a 40 milligram dose provides the best balance between efficacy and safety among the doses tested. The data from the centers enrolling at least 24 patients indicates that the 40 milligram dose provides approximately a 50 percent improvement in efficacy over placebo with minor side-effects, with 41 percent of the men using the 40 milligram dose reporting successful intercourse on at least one occasion versus 27 percent of the placebo group. Furthermore, patients for whom the 40 milligram dose was successful indicated a higher level of satisfaction compared to those men who achieved success on placebo. No significant side effects were noted in the 40 milligram group (no priapism, no prolonged erections, no hypotension, and no tachychardia). The 60 milligram dose provided no additional benefit. However, four patients of the 41 randomized into the 60 milligram dose group showed mild to moderate side effects predictable by the pharmacologic action of the active ingredient in Vasomax (TM) (Phentolamine). Although the 20 milligram dose group had no side effects, its overall efficacy compared to placebo was marginal.

     The Company is seeking a corporate partner for the marketing and sale of Vasomax(TM).

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

RESEARCH PROGRAMS

     CONTRACEPTIVES

     The Company is developing contraceptive products for women based on proprietary technology relating to the zona pellucida. The zona pellucida surrounds the mammalian egg and is analogous to an eggshell. It is comprised primarily of unique proteins which the Company believes could cause temporary infertility or sterility in female mammals when used as a vaccine.

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

     The Company must bear all costs of the development of products under the Schering Agreement until the Company has developed a "lead compound" that meets certain specified standards for use in clinical trials of the contraceptive vaccine being developed. Schering must bear all costs of the development of the vaccine after formulation of the lead compound, including all costs of pre-clinical and clinical trials, and costs associated with obtaining regulatory approvals for sale of the vaccine in the licensed territory. The Schering Agreement provides that upon the completion of certain research and development milestones, Schering will make payments to the Company aggregating up to $12.5 million. The first milestone payment of $500,000 is for the development of a "preliminary lead compound" for a zona pellucida-based human female contraceptive.

     ADJUVANTS

     Through continued research and the need for an adjuvant that could be used in conjunction with the Company's proposed immunocontraceptive vaccine, the Company believes that it has discovered a new adjuvant, which has been named "ImmuMAX(TM)," for the delivery of vaccines for both humans and animals. An adjuvant is any substance used in conjunction with an antigen to enhance an immune response. Antigens are substances that the body regards as foreign or potentially dangerous, and against which it produces antibodies. The new adjuvant has produced elevated immune responses compared to other known stimulants.

     The Company is testing a variety of currently available commercially important vaccines against ImmuMAX(TM), and in many cases has achieved promising results. Management believes that the primary advantages of ImmuMAX(TM) are the rapid onset of immunity and its natural origin, which limits side effects. The low cost per dose of the adjuvant may result in its acceptance in both human as well as animal vaccine applications. The Company intends to out-license this technology on a product-by-product basis to companies that are focused in the vaccine industry.

     OTHER TECHNOLOGIES

     The Company has conducted research through collaborations and its internal capabilities in other areas of human reproductive healthcare, including prophylactic approaches for the prevention of sexually transmitted diseases as well as the detection and treatment of endometriosis and therapies to treat prostate cancer and BPH.

MARKETS

     TREATMENT FOR MALE IMPOTENCY

      The National Institutes of Health (the "NIH") estimates that between 10 to 15 million men in the United States suffer from some degree of impotency, or "erectile dysfunction." The Company believes that the total number of men affected worldwide is several times that number. The wide range of impotency reported in the U.S. is primarily attributable to the lack of diagnosis of this condition in many men. Impotency can affect men as young as 40 years of age and can be caused by both physiological and psychological factors. The Company believes that, if successful, its oral treatment will provide advantages over the therapies that are currently available for the treatment of impotency. In addition, based on this technology's non-invasive nature, the Company may have the ability to expand the current market that is presently based on products which include direct penile injection, intraurethral suppositories, penile implants, vacuum constriction devices and various other methods.

     CONTRACEPTIVES

     Approximately $1.8 billion is spent annually in the United States and Europe on birth control pills. This represents only 18% of women of child bearing age. The Company believes that its proposed human contraceptive products may be attractive to women because such contraceptives will likely require only a periodic administration, will not require the surgical implantation of any device inside the female body and will operate by creating an immune response rather than through the hormonal treatments used in currently available long-lasting female contraceptives. In addition, the Company estimates that on a worldwide basis there are approximately five million women annually who undergo voluntary sterilization. The current procedures for female sterilization all involve surgical procedures, some of which require fully-equipped operating rooms and trained physician specialists. The Company believes many women considering sterilization would view the Company's proposed long-term contraceptive as an attractive alternative to a surgical procedure due to decreased trauma and risk, lower cost and potential reversal for those women who might choose to have children in the future.

     In developing countries in which extreme socio-economic pressures exist to control population growth, current efforts at population control are less effective than desired partly because of the difficulty in administering, on a consistent basis, current contraceptive measures. The Company's proposed human contraceptive vaccine would eliminate many of those administration problems. Furthermore, because of the potential low cost of manufacture of recombinant vaccines, a contraceptive vaccine could likely be delivered at an attractive price.

     FERTILITY RELATED PRODUCTS

     Published industry research studies estimated the 1995 annual worldwide market for human infertility products to be approximately $700 million. Infertility in the United States is a physical condition affecting approximately 5 to 6 million couples of reproductive age, and the number of infertile couples is increasing. This increase is primarily due to various extraneous factors such as the environment, delaying families because of two career path family members, infections and a myriad of other socio-economic causes. Worldwide, it is estimated that up to 60 million people are experiencing problems associated with infertility.

RESEARCH AND DEVELOPMENT

     GENERAL

     The Company's research and development expenses for the years ended December 1996, 1995 and 1994 were $7.9 million, $2.8 million and $2.7 million, respectively. The Company acquired the technology utilized in its development of an oral treatment for male impotency in April 1994. Research and development expenses relating to the Company's impotency technology, including clinical trial and manufacturing scale-up expenses, were approximately $5,963,000, $710,000 and $322,000 for 1996, 1995 and 1994, respectively.

     COLLABORATION WITH CORPORATE PARTNERS

     In December 1993, the Company entered into the Schering Agreement, pursuant to which the Company and Schering agreed to jointly research, develop and test zona pellucida-based human contraceptive vaccines. The Company retained manufacturing rights to produce products developed under the Schering Agreement. The Company granted to Schering an exclusive license in all countries of the world except India and China to sell and distribute zona pellucida-based human contraceptive vaccines developed under the Schering Agreement. The Company retained certain co-promotion and sales rights in the United States. Schering will pay the Company 30% of net sales of all products sold by Schering, and the Company is obligated to pay Schering 30% of the net sales attributable to products sold by the Company. The license granted under the Schering Agreement terminates on a country-by-country basis on the later of (i) ten years after the first commercial sale of each product covered in each such country or (ii) the expiration of the last patent relating to such product in each such country. The Schering Agreement is terminable by Schering on 30 days written notice before the commencement of Phase I clinical trials relating to any covered product, and by either party on the occurrence of a breach that is not cured within 60 days after notice thereof has been given to the other party. If Schering terminates the Schering Agreement without the occurrence of a breach and after commencement of Phase I clinical trials, Schering must transfer to the Company ownership of any investigational drug application, orphan drug designation and other regulatory rights relating to any jointly-developed products.

     COLLABORATIONS WITH UNIVERSITIES

     In November 1995, the Company entered into a research agreement and a license agreement with The Brigham and Women's Hospital, Inc. ("BWH"), a not-for-profit corporation in Boston, Massachusetts. The Company agreed to fund research in the field of clinical embryotoxic factor assays for use in testing women that are candidates of unexplained fetal loss during pregnancy and received the right to obtain an exclusive worldwide license to market BWH's
technology and inventions, as defined, pertaining to this field.   During 1996
the Company opted to pursue the rights to this technology only in the United States, Canada and Mexico. The Company has agreed to pay BWH a royalty ranging from 3.3% to 15% of net sales of products licensed under the agreement. The research agreement expires in November 1997. The license agreement can be terminated by BWH after any calendar year in which license fees or royalties are less than $5,000.

     In January 1996, the Company entered into a sponsored research agreement with the University of Texas Southwestern Medical Center at Dallas ("Southwestern"), a component institution of the University of Texas System.
The Company agreed to fund research in the field of markers for the presence of pelvic endometriosis. The agreement grants the Company an exclusive option to negotiate an exclusive, worldwide, royalty-bearing license for any invention or discovery resulting from this research. If the Company chooses to exercise the option, the Company will be obligated to pay all patent expenses relating to the licensed technology. The sponsored research agreement expires in April 1997.

PATENTS AND PROPRIETARY INFORMATION

     The Company's ability to compete effectively with other companies is materially dependent on the proprietary nature of the Company's patents and technologies. The Company actively seeks patent protection for its proprietary technology, in the United States and abroad.

     The Company has one issued patent and one pending United States patent application with respect to its male impotency technology (Vasomax(TM)). As with all patent applications, there is no guarantee that a patent directed to a specific aspect of the Vasomax(TM) technology will ultimately issue.

     The Company has rights to one issued patent in the United States, India, and Australia with respect to products and methods using specific recombinant rabbit zona pellucida peptides. The patent is based on technology acquired from Baylor College of Medicine ("BCM") which relates to the identification and production of recombinant zona pellucida proteins and their use in immunocontraception (the "BCM Patent"). The BCM Patent was permitted to issue claiming products and methods using specific recombinant rabbit zona pellucida peptides. In addition, the Company has received notification of allowance from the U.S. Patent and Trademark Office with respect to broader claims covering two classes of zona proteins. Additional patent applications relating to the BCM patent are pending in Canada, the European Patent Office, Japan and Korea. The Company has a total of ten U.S. patent applications pending (including the continuation of the BCM Patent) which relate to zona proteins, their preparation, and their use that the Company believes will be useful in developing a human zona pellucida-based contraceptive vaccine.

     The Company also has two pending U.S. patent applications, a European regional patent application, and a Patent Cooperation Treaty application for an adjuvant (ImmuMAX(TM)) for use with vaccines, as well as a novel drug delivery system.

     The Company's ability to commercialize any products will depend, in part, upon its or its licensors' ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing upon the proprietary rights of third parties. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. The Company's issued patent and patent application relating to Vasomax(TM) are method-of-use patents that cover the use of certain compounds to treat specified conditions rather than composition-of-matter patents. There can be no assurance that the patent applications owned by or licensed to the Company will result in issued patents, that patent protection will be secured for any particular technology, that any patents that have been or may be issued to the Company or its licensors will be valid or enforceable, that any patents will provide meaningful protection to the Company, that others will not be able to design around the patents, or that the Company's patents will provide a competitive advantage or have commercial application.

     There can be no assurance that patents owned by or licensed to the Company will not be challenged by others. The Company could incur substantial costs in proceedings before the United States Patent Office and other regulatory authorities, including interference proceedings. These proceedings could result in adverse decisions about the patentability of the Company's inventions and products as well as about the enforceability, validity or scope of protection afforded by the patents.

     There can be no assurance that the manufacture, use or sale of the Company's product candidates will not infringe patent rights of others. The Company may be unable to avoid infringement of those patents and may have to seek a license, defend an infringement action, or challenge the validity of the patents in court. There can be no assurance that a license will be available to the Company, if at all, upon terms and conditions acceptable to the Company or that the Company will prevail in any patent litigation. Patent litigation is costly and time consuming, and there can be no assurance that the Company will have sufficient resources to bring such litigation to a successful conclusion. If the Company does not obtain a license under such patents, is found liable for infringement, or is not able to have such patents declared invalid, the Company may be liable for significant money damages, may encounter significant delays in bringing products to market, or may be precluded from participating in the manufacture, use or sale of products or methods of treatment requiring such licenses. The Company does not believe that the commercialization of its products will infringe upon the patent rights of others. However, there can be no assurance that the Company has identified all United States and foreign patents that pose a risk of infringement.

     The Company also relies upon trade secrets and other unpatented proprietary information in its product development activities. To the extent the Company relies on trade secrets and unpatented know-how to maintain its competitive technological position, there can be no assurance that others may not independently develop the same or similar technologies. The Company seeks to protect trade secrets and proprietary knowledge, in part through confidentiality agreements with its employees, consultants, advisors and collaborators. Nevertheless, these agreements may not effectively prevent disclosure of the Company's confidential information and may not provide the Company with an adequate remedy in the event of unauthorized disclosure of such information.
If the Company's employees, scientific consultants or collaborators develop inventions or processes independently that may be applicable to the Company's products, disputes may arise about ownership of proprietary rights to those inventions and processes. Such inventions and processes will not necessarily become the Company's property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of the Company's proprietary rights. Failure to obtain or maintain patent and trade secret protection, for any reason, would have a material adverse effect on the Company.

     Several bills affecting patent rights have been introduced in the United States Congress. These bills address various aspects of patent law, including publication, patent term, re-examination, subject matter and enforceability. It is not certain whether any of these bills will be enacted into law or what form new laws may take. Accordingly, the effect of legislative change on the Company's intellectual property estate is uncertain.

MANUFACTURING PLANS

     The Company does not have any manufacturing facilities and relies on third party manufacturers to produce certain of its products, including Phentolamine. On November 16, 1995, the Company entered into a development and manufacturing services agreement with a contract manufacturing organization for the manufacture and validation of bulk Phentolamine for use in clinical trials and for the purpose of supporting an IND application for the oral treatment of male impotency. The contract manufacturing organization has filed a Drug Master File ("DMF") with the U.S. Food and Drug Administration ("FDA") in connection with the manufacturing of Phentolamine. The agreement also provides for a possible future long term supply agreement regarding bulk Phentolamine. The Company also contracts out the tableting and packaging of Vasomax(TM).

     The Company presently produces all of the zona proteins necessary for use in its research and development activities. The Schering Agreement requires that at the time an IND application relating to a human immunocontraceptive product is effective, the Company will have a facility with the capacity to manufacture the product for worldwide sale.

     The Company does not expect to establish any significant manufacturing capacity in the near future. The Company does not operate and does not currently plan to operate manufacturing facilities for the production of its products in commercial quantities, and it intends to contract with third parties for the manufacture and supply of its products. There can be no assurance that the Company will be able to obtain supplies of its products from third-party suppliers on terms or in quantities acceptable to the Company. Also, the Company's dependence on third parties for the manufacture of its products may adversely affect the Company's product margins and its ability to develop and
deliver products on a timely basis.   Any such third-party suppliers or any
manufacturing facility the Company establishes will be required to meet FDA manufacturing requirements. FDA certification of manufacturing facilities for a drug are a prerequisite to approval of an NDA for that drug. The Company may encounter significant delays in obtaining supplies from third-party manufacturers or experience interruptions in its supplies. If the Company is unable to obtain adequate supplies, its business would be materially adversely affected.

COMPETITION

     Currently, there are a number of FDA approved products and other products under development for the treatment of male impotence. These products include:

          NEEDLE INJECTION THERAPY.   This form of treatment involves the needle
     injection of pharmacologic agents directly into the penis. These agents are generally combinations of vasoactive compounds such as alprostadil (prostaglandin E), Phentolamine and papaverine. This form of treatment requires a prescription from a physician and instruction on self-injection. Side effects may include pain associated with injection and local pain and aching. Complications may include hematomas, bleeding and nodule formation. In July 1995, the FDA approved the use of alprostadil in Pharmacia & Upjohn Inc.'s needle injection therapy product for erectile disfunction.

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

          URETHRAL CATHETER. Vivus, Inc. launched a device in January 1997 for the transurethral administration of prostaglandin E for the treatment of male impotency. Prostaglandin E is one of a family of naturally occurring acidic lipids with various pharmacologic effects. Vasodilation, inhibition of platelet aggregation, and stimulation of intestinal and uterine smooth muscle are among the most notable of these effects. The transurethral device has been reported to successfully treat impotency with some side effects. The side effects noted were penile pain and some degree of urethral burning after administration and during use. An erection is caused with or without sexual stimulation within 15 minutes of administration and lasts 30 to 60 minutes depending on dose effects.

          ORAL THERAPIES UNDER DEVELOPMENT. Other pharmaceutical companies, including Pfizer, Inc. ("Pfizer"), TAP Pharmaceuticals, Inc. and Pentech Pharmaceutical, Inc., are developing orally available therapies for the treatment of impotency. Pfizer's Viagra oral medication for the treatment of impotency is currently in Phase III clinical trials, and the Company believes that Pfizer may file an NDA in the United States for Viagra by the end of 1997.

     Competition in the pharmaceutical and medical products industries is intense and is characterized by extensive research efforts and rapid technological progress. The manufacturers of existing treatments for erectile dysfunction, such as needle injection therapy, vacuum constriction devices, penile implants and oral medications, will continue to improve these therapies. These companies, Pfizer and other potential competitors have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources than the Company. In addition, these companies have significantly greater experience than the Company in undertaking preclinical testing, human clinical trials and other regulatory approval procedures. There are also small companies, academic institutions, governmental agencies and other research organizations that are conducting research in the area of erectile dysfunction. These entities may also market commercial products either on their own or through collaborative efforts. The Company's competitors may develop technologies and products that are available for sale prior to the Company's products or that are more effective than those being developed by the Company. Such developments would render the Company's products less competitive or possibly obsolete. If the Company is permitted to commence commercial sales of products, it will also be competing with respect to marketing capabilities and manufacturing efficiency, areas in which it has limited experience.

GOVERNMENTAL REGULATION

     Zonagen's research and development activities, preclinical studies and clinical trials, and ultimately the manufacturing, marketing and labeling of its products, are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries. The United States Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. Preclinical study and clinical trial requirements and the regulatory approval process take years and require the expenditure of substantial resources. Additional government regulation may be established that could prevent or delay regulatory approval of the Company's products. Delays or rejections in obtaining regulatory approvals would adversely affect the Company's ability to commercialize any product the Company develops and the Company's ability to receive product revenues or royalties. If regulatory approval of a product is granted, the approval may include significant limitations on the indicated uses for which the product may be marketed.

     The standard process required by the FDA before a pharmaceutical agent may be marketed in the United States includes: (i) preclinical tests; (ii) submission to the FDA of an investigational new drug application ("IND") which must become effective before human clinical trials may commence; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug in its intended application; (iv) submission of an New Drug Application ("NDA") to the FDA; and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered or licensed by the FDA. Domestic manufacturing establishments are subject to inspections by the FDA and by other federal, state and local agencies and must comply with established manufacturing practices which are appropriate for production.

     Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of each product. Preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. The results of the preclinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA before the commencement of human clinical trials. Unless the FDA objects to an IND, the IND will become effective 30 days following its receipt by the FDA. There can be no assurance that submission of an IND will result in the FDA authorization to commence clinical trials or that the lack of an objection means that the FDA will ultimately approve an NDA.

     Clinical trials involve the administration of the investigational new drug to humans under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with good clinical practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Also, each clinical trial must be approved and conducted under the auspices of an Institutional Review Board ("IRB"). The IRB will consider, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution conducting the clinical trials.

     Clinical trials are typically conducted in three sequential phases which may overlap. In Phase I, the initial introduction of the drug to humans, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and pharmacodynamics (clinical pharmacology). Phase II involves studies of a limited patient population to gather evidence about the efficacy of the drug for specific targeted indications, dosage tolerance and optimal dosage, and to identify possible adverse effects and safety risks. When a product has shown evidence of efficacy and has an acceptable safety profile in a Phase II evaluation, Phase III clinical trials are undertaken to evaluate clinical efficacy and to test for safety in an expanded patient population at geographically dispersed clinical trial sites. There can be no assurance that any of the Company's clinical trials will be completed successfully or within any specified time period. The Company or the FDA may suspend clinical trials at any time.

     The Company has designed the protocols for its pivotal Phase III clinical trials of Vasomax(TM) based on its analysis of its research, including various parts of its German Phase II clinical trial and its Mexican product registration trial. Although copies of its Phase III clinical trial protocol have been submitted to the FDA, there can be no assurance that the FDA, after the results of the Phase III clinical trials have been announced, will not disagree with the design of the Phase III clinical trial protocol. In addition, the FDA inspects and reviews clinical trial sites, informed consent forms, data from the clinical trial sites, including case report forms and record keeping procedures, and the performance of the protocols by clinical trial personnel to determine compliance with Good Clinical Practice. The FDA also looks to determine that there was no bias in the conduct of clinical trials. The conduct of clinical trials in general and the performance of the pivotal clinical trial protocols is complex and difficult. There can be no assurance that the design or the performance of the Phase III clinical trial protocols for Vasomax(TM) will be successful.

     The results of preclinical studies and clinical trials, if successful, are submitted in an NDA to seek FDA approval to market and commercialize the drug product for a specified use. The testing and approval process will require substantial time and effort, and there can be no assurance that any approval will be granted for any product or that approval will be granted according to any schedule. The FDA may deny an NDA if it believes that applicable regulatory criteria are not satisfied. The FDA may also require additional testing for safety and efficacy of the drug. Moreover, if regulatory approval of a drug product is granted, the approval will be limited to specific indications. There can be no assurance that any of the Company's product candidates will receive regulatory approvals for commercialization.

     Even if regulatory approvals for the Company's products are obtained, the Company, its products, and the facilities manufacturing the Company's products are subject to continual review and periodic inspection. The FDA will require post-marketing reporting to monitor the safety of the Company's products. Each United States drug manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA's Good Manufacturing Practices. To supply drug products for use in the United States, foreign manufacturing establishments must comply with the FDA's Good Manufacturing Practices and are subject to periodic inspection by the FDA or by regulatory authorities in those countries under reciprocal agreements with the FDA. In complying with Good Manufacturing Practices, manufacturers must expend funds, time and effort in the area of production and quality control to ensure full technical compliance. The Company does not have any drug manufacturing capability and must rely on outside firms for this capability. See "-- Manufacturing Plans." The FDA stringently applies regulatory standards for manufacturing. Identification of previously unknown problems with respect to a product, manufacturer or facility may result in restrictions on the product, manufacturer or facility, including warning letters, suspensions of regulatory approvals, operating restrictions, delays in obtaining new product approvals, withdrawal of the product from the market, product recalls, fines, injunctions and criminal prosecution.

     Before the Company's products can be marketed outside of the United States, they are subject to regulatory approval similar to FDA requirements in the United States, although the requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary widely from country to country. No action can be taken to market any drug product in a country until an appropriate application has been approved by the regulatory authorities in that country. FDA approval does not assure approval by other regulatory authorities. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In some countries, the sale price of a drug product must also be approved. The pricing review period often begins after market approval is granted. Even if a foreign regulatory authority approves any of the Company's products, no assurance can be given that it will approve satisfactory prices for the products.

     The Company's research and development involves the controlled use of hazardous materials, chemicals, viruses, and various radioactive compounds. Although the Company believes that its procedures for handling and disposing of those materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If such an accident occurs, the Company could be held liable for resulting damages, which could be material to the Company's financial condition and business. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens, and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting the Company may be adopted in the future. Any violation of, and the cost of compliance with, these laws and regulations could materially and adversely affect the Company.

EMPLOYEES AND CONSULTANTS

     EMPLOYEES

     At January 31, 1997, the Company had 35 full-time employees and utilized a variety of consultants. Of the Company's full-time employees, 19 were engaged in research, development, clinical research and regulatory affairs, nine were engaged in sales and sales support and seven were engaged in finance and administration. The Company relies on its employees to perform most research and development activities, but also uses outside consultants as needed.

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

          SERDAR E. BULUN, M.D. Dr. Bulun has been, for over 4 years, a faculty member of Division of Reproductive Endocrinology, Department Obstetrics and Gynecology at the University of Texas Southwestern Medical Center. He has a joint appointment at the Cecil H. and Ida Green Center for Reproductive Biology Sciences of the same Institution. Dr. Bulun is board-certified in Obstetrics and Gynecology and in Reproductive Endocrinology. He conducts basic and clinical research involving endometriosis and breast cancer. Dr. Bulun is an internationally recognized expert in reproductive endocrinology. He serves on committees of Society for Gynecologic Investigation and has been an invited speaker to many international conferences.

          M. FATHY EL ETREBY, D.V.M., B.SC. Dr. Etreby was Director of Research and Development at the Pharmaceutical Division of Schering AG in Berlin/Germany and at Berlex Laboratories in Wayne, New Jersey for 25 years. Currently, Dr. Etreby is Director of Clinical and Basic Research at the Section of Urology in the Department of Surgery, Medical College of Georgia. He holds the title of Professor of Surgery, Medical College of Georgia. He holds the title of Professor of Surgery and Professor of Physiology and Endocrinology at the Medical College of Georgia, Dr. Etreby was a Senior Scientific Advisor, Oncology & Endocrinology at Berlex Laboratories in Wayne, New Jersey.

          DAVID FERGUSON, M.D., PH.D. Dr. Ferguson has been involved in pharmaceutical research and development since 1968. He has been a bench pharmacologist, toxicologist, teacher, consultant, medical director of several Phase I clinical research units, medical director of a research outpatient clinic, Associate Director of Cardiovascular Clinical Research at Rhone-Poulenc Rorer, Vice President of Medical Research at National Medical Research Corporation (now SciRx), Director of Clinical Research at Schwarz Pharma, and a Principal Investigator on numerous studies. In these roles, he accumulated significant experience as a representative of PhRMA drug companies, CROs, and investigators. In 1993, he helped found Affiliated Research Centers, one of the first site management organizations, and served as Senior Vice President for ARC until February 1997. He has authored more than 350 study reports submitted to the FDA and had a key role in the filing of eleven successful New Drug Applications and numerous INDs.

          IRWIN GOLDSTEIN, M.D. Dr. Goldstein has been co-director of the Urology Research Laboratory at Boston University School of Medicine since 1980.

          JOSEPH A. HILL, M.D. Dr. Hill is the Director of the Reproductive Medicine Division and of the Reproductive Endocrinology Fellowship Program and Clinical Director of the Reproductive Immunology Division at Brigham and Women's Hospital and Harvard Medical School. Dr. Hill is an Associate Professor in the Department in of Obstetrics, Gynecology and Reproductive Biology at Brigham and Women's Hospital and Harvard Medical School.

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

          ALFRED POINDEXTER, M.D. Dr. Poindexter is Professor of Obstetrics and Gynecology and Director of the Division of Contraceptive Development and Research at Baylor College of Medicine. He is on the staff at St. Luke's Episcopal Hospital and The Methodist Hospital in Houston, Texas. Dr. Poindexter has performed clinical practice in reproductive endocrinology and research in contraceptive technology for the past twenty years. He has over one hundred publications in medical journals of women's reproductive health. He is an advisor to national boards of his medical specialty and health care provider groups.

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

          ANTHONY SACCO, PH.D. Dr. Sacco is Professor, Department of Obstetrics at Wayne State University School of Medicine and Director, Hutzel Hospital- -Wayne State University In Vitro Fertilization Laboratory. Dr. Sacco is an authority on the application of zona pellucida antigens as infertility agents. He has a B.A. in biology from the University of Rochester and a Masters Degree and Ph.D. in zoology from the University of Tennessee.

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

ADDITIONAL BUSINESS RISKS

     DEVELOPMENT STAGE;  MODIFICATION OF REPORT OF INDEPENDENT PUBLIC
     ACCOUNTANTS

     The Company is a development stage company. Problems, delays, expenses and difficulties are typically encountered by companies in the development stage, many of which may be beyond the Company's control. These include, but are not limited to, unanticipated problems and costs relating to the development, testing, regulatory compliance, production, marketing and competition. There can be no assurance that the Company will successfully complete the transition from a development stage company to profitability. As reflected in Note 1 of the Notes to the Company's consolidated financial statements as of December 31, 1996 and 1995, such ability to complete the transition is dependent upon, among other things, the Company's ability to obtain additional working capital to develop, manufacture and market its products and the success of future operations. The Company's ability to continue as a going concern is affected by its reliance on research institutions and corporate partners, the uncertainty of healthcare reform and the competitive environment in which the Company operates. The Company's independent accountants have included an emphasis of a matter paragraph in their report on the Company's consolidated financial statements as of December 31, 1996 and 1995 concerning the Company's need to obtain additional financing in order to complete the research and development and other activities necessary to commercialize its products.

     LIMITED CASH RESOURCES; HISTORY OF OPERATING LOSSES; NO ASSURANCE OF ADDITIONAL NECESSARY CAPITAL

     The Company has incurred losses since its inception in 1987 and expects to incur losses for the next several years. As of December 31, 1996, the Company had accumulated losses of $26,410,385 and had cash reserves of $11,074,902. The Company expects to require additional capital to fund its research and development activities in the third quarter of 1997 if it maintains its currently planned clinical program. The Company believes that it will receive funds sufficient to maintain its currently planned clinical program and other operations at least through the end of 1997 if the results of its Phase III clinical trial, expected in the second quarter of 1997, are favorable. If sufficient cash resources are not available, management intends to reduce expenditures for its planned clinical program and other operations. If the results of its Phase III clinical trial are unfavorable, the Company intends to reduce its research and development expenditures and focus on its remaining business, in which case the Company expects that its existing capital resources will be sufficient to fund its operations through the end of 1997. It is difficult to determine the development costs associated with the Phase III clinical development of Vasomax(TM) and the costs associated with an NDA submission upon the completion of such development, if successful. Accordingly, there can be no assurance that additional capital will not be necessary prior to the time anticipated. The Company's future capital requirements will depend on many factors, including continued scientific clinical assessment of products under development. Additional financing will be required to complete the development, and to commence the manufacturing and marketing, of the Company's proposed products. The unavailability of such financing could delay or prevent the development and marketing of some or all of the Company's proposed products or cause the Company to cease operations. There can be no assurance that the Company will be successful in obtaining additional capital in amounts sufficient to continue to fund its operations and product development.

     UNCERTAINTIES RELATED TO CLINICAL TRIAL RESULTS

     The FDA and other regulatory authorities generally require that the safety and efficacy of a drug be supported by results from adequate and well-controlled Phase III clinical trials before approval for commercial sale. The Company has no prior experience in conducting and managing Phase III clinical trials. If the results of the Company's clinical trials do not demonstrate the safety and efficacy of its products in the treatment of patients suffering from the diseases for which such products are being tested, the Company will not be able to submit an NDA to the FDA. Even if the Company believes the Phase III clinical trials demonstrate the safety and efficacy of a product in the treatment of disease, the FDA and other regulatory authorities may not accept the Company's assessment of the results. In either case, the Company may have to conduct additional clinical trials in an effort to demonstrate the safety and efficacy of the product. Without acceptable results and regulatory approval, the Company will not be able to commercialize its products, which would have a material adverse effect on the Company. There can be no assurance that the results of any of the Company's clinical trials will be favorable or that its products will obtain regulatory approval for commercialization.

     The results of preclinical studies and initial clinical trials of the Company's products are not necessarily predictive of the results from large-scale clinical trials. The Company must demonstrate through preclinical studies and clinical trials that its products are safe and effective before the Company can obtain regulatory approvals for the commercial sale of those products.
These studies and trials are very costly and time-consuming. The speed with which the Company is able to enroll patients in clinical trials is an important factor in determining how quickly clinical trials may be completed. Many facts affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, and the eligibility criteria for the study. Delays in patient enrollment in the trials may result in increased costs, program delays, or both, which could have a material adverse effect on the Company. Even if the Company establishes the safety and efficacy of its products and obtains FDA and other regulatory approvals for its products, physicians may not prescribe the approved product.

     The administration of any product the Company develops may produce undesirable side effects in humans. The occurrence of side effects could interrupt or delay clinical trials of products and could result in the FDA's or other regulatory authorities' denying approval of the Company's products for any or all targeted indications. The Company, the FDA or other regulatory authorities may suspend or terminate clinical trials at any time. Even if the Company receives FDA and other regulatory approvals, the Company's products may later exhibit adverse effects that limit or prevent their widespread use or that necessitate their withdrawal from the market. There can be no assurance that any of the Company's products will be safe for human use.

     There can be no assurance that the Phase III clinical trial for Vasomax(TM) will be completed within any specified time period, if at all, with respect to any of the Company's current or future product candidates. There can be no assurance that Vasomax(TM) will prove to be safe or effective at the current dose to be tested, or that Vasomax(TM) will be approved by the FDA for any indication.

     EARLY STAGE OF PRODUCT DEVELOPMENT

     The Company has not completed the development of any proprietary product, and all of the Company's revenues currently are derived primarily from sales by FTI of products developed or manufactured by others. The development or acquisition of commercially viable products will require significant further investment, research, development, pre-clinical and clinical testing and regulatory approvals, both foreign and domestic. There can be no assurance that the Company will be able to produce at reasonable cost, or market successfully, any such product. Products, if any, resulting from the Company's research and development programs are not expected to be commercially available for several years. Moreover, although the Company has in the past and will continue to seek opportunities for the licensing of existing product lines in the field of human reproductive healthcare, there can be no assurance that the Company will be able to successfully or profitably market its current or future products under development.

     SUBSTANTIAL DEPENDENCE ON ONE PRODUCT

     Substantially all of the Company's efforts and expenditures over the next few years will be devoted to Vasomax(TM). Accordingly, the Company's future prospects are substantially dependent on favorable results of the Phase III clinical trials, approval by the FDA and the successful commercialization of Vasomax(TM).

     RISKS ASSOCIATED WITH COLLABORATIVE ARRANGEMENTS

     The Company's product development and commercialization strategy, including its commercialization strategy for Vasomax(TM), involves the Company entering into various arrangements with corporate, government and academic collaborators, licensors, licensees and others. As a consequence, the Company's success may depend on the success of these other parties in performing their responsibilities. There can be no assurance that the Company will be able to establish collaborative arrangements or license agreements that are necessary or desirable for the Company to develop and commercialize its products or that such collaborative agreements or license agreements will be successful.

     TECHNOLOGICAL CHANGE

     The biomedical field is undergoing rapid and significant technological change. The Company's success will depend on its ability to develop and apply its technology and on its ability to establish and maintain a competitive position in the marketplace with its products. The Company has many potential competitors in the United States and other countries for its technology and products including, among others, major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. Many of such competitors have substantially greater financial, technical, manufacturing and marketing capabilities than the Company. The Company's competitors may develop products or other technologies that are more effective than any which have been or are being developed by the Company or may obtain FDA approval or patent protection for products more rapidly than the Company. If the Company commences commercial sales of certain products, it will compete in the manufacturing and marketing of such products, areas in which the Company has no significant experience.

     PRODUCT LIABILITY EXPOSURE

     Product liability risk will be a major consideration in the testing, manufacturing, marketing and sale of the Company's proposed products. Several products relating to female contraception and other products related to the female reproductive system have been the subject of class action lawsuits based on product liability claims. The Company's potential product liability exposure is heightened because the Company is currently conducting human clinical trials on its proposed male impotency treatment. Although the Company believes that the risks of harm to any participants in those trials is small because the drug being used for the treatment has been approved by the FDA for the treatment of other conditions, and because the Company employs stringent screening procedures to assure that the subjects of its human clinical trials are not likely to have adverse reactions to the drug, there can be no assurance that a participant in the Company's human clinical trials might not be harmed. Product liability insurance for the pharmaceutical and diagnostic industries, when available, is expensive. The Company currently carries $10,000,000 of product liability insurance for its male impotency clinical development. No assurance can be given that this insurance coverage is adequate and that a product liability claim would not have a material adverse effect on the business or financial condition of the Company.

     UNCERTAINTY OF MARKET ACCEPTANCE; ANTICIPATED DEPENDENCE ON THIRD PARTIES FOR MARKETING; LIMITED MARKETING EXPERIENCE

     Achieving market acceptance for the Company's proposed products will require substantial marketing efforts and the expenditure of significant amounts of funds to inform potential customers, including in some cases third-party distributors, of the distinctive characteristics and benefits of such products. There can be no assurance that the Company's proposed products will ultimately be accepted. There can be no assurance that the Company will be able to obtain satisfactory arrangements with third-party distributors for the marketing of its products or that the Company will realize substantial revenues from sales by third-party distributors. In as much as the Company had no experience in marketing human or veterinary pharmaceuticals before its acquisition of FTI, there can be no assurance that the Company will be able to market its products successfully.

     NO ASSURANCE OF ADEQUATE THIRD-PARTY REIMBURSEMENT

     The Company's ability to commercialize its products successfully will depend in part on the extent to which appropriate reimbursement levels for the cost of the products and related treatment are obtained from government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). Third-party payers are increasingly challenging the prices charged for medical products and services. Accordingly, if less costly drugs are available, third-party payers may not authorize reimbursement for the Company's products even if they offer advantages in safety or efficiency. Also, the trend toward managed healthcare and government insurance programs significantly influences the purchase of healthcare services and products, resulting in lower prices and reducing demand for the Company's products. The cost containment measures that healthcare providers are instituting and any healthcare reform could affect the Company's ability to sell its products and may have a material adverse effect on the Company. There can be no assurance that reimbursement in the United States or foreign countries will be available for any of the Company's products, that any reimbursement granted will be maintained, or that limits on reimbursement available from third-party payers will not reduce the demand for, or negatively affect the price of, the Company's products. The unavailability or inadequacy of third-party reimbursement for the Company's products would have a material adverse effect on the Company. The Company is unable to forecast what additional legislation or regulation relating to the healthcare industry or third party coverage and reimbursement may be enacted in the future, or what effect the legislation or regulation would have on the Company's business.

ITEM 2.  PROPERTIES

     The Company leases approximately 12,000 square feet of laboratory and office space in The Woodlands, Texas from a related party. The lease expires in July 1999. The Company also leases approximately 2,000 square feet in Natick, Massachusetts utilized by FTI. This lease expires in April 1999. The Company is currently assessing its current and future space needs and expects to increase the size of its Woodlands, Texas facility. The additional space will be required for its research and development activities as well as a need for additional administrative space. The Company intends to incorporate this additional space into its existing lease. The Company believes that its facilities, with the additional space and its current equipment, will be adequate for its operations in the near future.

ITEM 3.  LEGAL PROCEEDINGS

     On May 16, 1994, Dr. Bonita Sue Dunbar ("Dunbar") filed suit in the 270th District Court of Harris County, Texas, naming BCM, BCM Technologies, Inc. ("BCMT"), Fulbright & Jaworski, L.L.P., and the Company as defendants (collectively, the "Defendants"). Dunbar is a cellular and molecular biologist who has been employed by BCM as a teacher and research scientist since 1981. During the course of her employment at BCM, Dunbar developed technologies relating to the use of certain recombinant zona pellucida peptides that were assigned to the Company and which are the subject of the BCM Patent. Dunbar claimed, among other things, that her assignment of the patent rights was induced by statutory and constructive fraud and a civil conspiracy on the part of the Defendants.

     The Court recently granted partial summary judgement in favor of the Company and the other defendants in connection with the action. As a result of the rulings, Dunbar is unable to rescind the assignment of the patent rights and is left only with ancillary claims. Such ancillary claims are subject to a motion to sever and abate pending Dunbar's appeal of the Court's orders granting the Company's motion for summary judgement. The Company believes the ancillary claims are without merit and will not have any material adverse effect on the Company's financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders in the fourth quarter of 1996.

                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since March 25, 1993, the Company's Common Stock has been traded on the Pacific Stock Exchange under the symbol "ZNG" and quoted on the Nasdaq Small Cap Market under the symbol "ZONA." The following table shows the high and low bid price for the Common Stock by quarter, as reported by the Nasdaq Small Cap Market, for the periods indicated:

                                                Price Range
                                             -----------------
                                               High      Low
                                             --------  -------
1995
----
First Quarter                                  $ 7.25   $ 4.25
Second Quarter                                   5.00     3.38
Third Quarter                                    5.25     3.38
Fourth Quarter                                  10.88     4.88

1996
----
First Quarter                                  $18.25   $ 9.00
Second Quarter                                  11.50     8.63
Third Quarter                                    9.13     6.38
Fourth Quarter                                  11.50     7.75

1997
----
First Quarter (through March 11, 1997)         $19.13   $15.63


     All of the foregoing prices reflect interdealer quotations, without retail mark-up, mark-downs or commissions and may not necessarily represent actual transactions in the Common Stock.

     On March 11, 1997, the last reported sales price of the Common Stock, as quoted by the Nasdaq Small Cap Market, was $16.94 per share. On March 11, 1997, there were approximately 2,000 holders of the Company's Common Stock.

     The Company has never paid dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected historical financial data presented below as of and for each of the years in the five year period ended December 31, 1996, are derived from the Company's audited financial statements. The selected historical financial data as of and for the years ended December 31, 1994, 1995 and 1996 are derived from the financial statements, audited by Arthur Andersen LLP, independent public accountants, which appear elsewhere herein. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the notes thereto, included elsewhere herein.

                                                                               Years ended December 31,
                                                       ------------------------------------------------------------------------
STATEMENTS OF OPERATIONS DATA:                             1992           1993           1994           1995           1996
                                                       ------------  --------------  -------------  -------------  -------------
Revenues:
Product sales                                          $        --    $         --   $    800,747   $  2,838,532   $  3,021,940
Licensing fee                                              250,000              --             --             --             --
Interest income                                              8,018         101,079        161,171        115,843        270,906
                                                       -----------    ------------   ------------   ------------   ------------
Total revenues                                             258,018         101,079        961,918      2,954,375      3,292,846
Expenses:
Cost of products sold                                           --              --        569,723      2,162,446      2,087,007
Research and development                                 1,047,238       1,512,331      2,702,464      2,794,928      7,936,188
Sales, general and administrative                          753,599         841,382      1,603,479      2,068,115      2,515,509
Interest expense                                            39,989         279,249         56,649        216,203        244,476
Total expenses                                           1,840,826       2,632,962      4,932,315      7,241,692     12,763,180
                                                       -----------    ------------   ------------   ------------   ------------
Net loss                                               $(1,582,808)   $ (2,531,883)  $ (3,970,397)  $ (4,287,317)  $ (9,470,334)
                                                       -----------    ------------   ------------   ------------   ------------
Net loss per common share                                   $(0.83)         $(0.83)        $(1.07)        $(1.11)        $(1.92)
                                                       ===========    ============   ============   ============   ============
Weighted average shares used in
computing loss per common share                          1,904,432       3,066,060      3,711,559      3,857,780      4,942,623


                                                                                        December 31,
                                                       ------------------------------------------------------------------------
BALANCE SHEET DATA:                                        1992            1993           1994           1995           1996
                                                       -----------    ------------   ------------   ------------   ------------
Cash, cash equivalents and short term investments      $   152,824    $  6,056,588   $  2,477,770   $  4,189,858   $ 11,074,902
Total assets                                               468,903       6,567,374      5,273,714      6,651,555     13,711,760
Long-term obligations                                    1,010,007              --         83,459         66,125         16,799
Redeemable preferred stock                               5,021,638              --             --             --             --
Deficit accumulated during the development stage        (6,150,454)     (8,682,337)   (12,652,734)   (16,940,051)   (26,410,385)
Stockholders' equity (deficit)                         $(5,780,592)   $  6,457,498   $  4,248,015   $  5,425,126     11,576,977

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       Zonagen is a biopharmaceutical company in the development stage and is engaged in the development of technologies targeting conditions or diseases associated with the human reproductive system. The Company devotes a substantial amount of its resources on the development of technologies which include a product for the oral treatment of male impotency, research of approaches to alleviate urological diseases such as benign prostate hyperplasia ("BPH") and prostate cancer and treatment of female conditions such as endometriosis. The Company is also active in the research of improved methodologies to enhance fertility as well as new approaches to contraception and prophylaxis of sexually transmitted disease.

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

       The Company has incurred losses since its inception in 1987 and expects to continue to incur losses for several years. The Company will be required to raise additional capital through the sale of equity securities and out-licensing opportunities to continue to fund its operations. As a result of the foregoing, the Company's independent public accountants have included an explanatory paragraph in their report on the Company's consolidated financial statements as of December 31, 1995 and 1994, to the effect that the Company's ability to continue existence is dependent upon its ability to obtain additional working capital to develop, manufacture and market its products.

RESULTS OF OPERATIONS

       Since its inception the Company has funded its operations through the sale of equity securities and the formation of corporate partnerships. The Company did not have product revenues until its acquisition of FTI in October 1994. Revenues from FTI will not be adequate to fund the Company's operations.

       YEARS ENDED DECEMBER 31, 1996 AND 1995

       Total revenues increased to $3,293,000 for the year ended 1996 as compared to $2,954,000 for the same period in the prior year. This represents an increase of $339,000 or 11.5% for 1996 over the prior year. Product sales increased to approximately $3,022,000 in 1996 as compared to $2,838,000 in 1995 representing an increase of $184,000 or 6.5% over the prior year. The increase was due primarily to increased sales efforts beginning in mid-year 1996. Interest revenues increased to $271,000 in 1996 as compared to $116,000 in 1995 or an increase of $155,000 or 134% over the prior year. The increase was due primarily to additional cash on hand from the Company's private placement completed in October 1996 and cash received from the exercise of warrants during the first quarter of 1996.

       Total expenses increased to $12,763,000 in 1996 as compared to $7,242,000 for the same period in the prior year. This represents an increase of $5,521,000 or 76% for 1996 over the prior year. The increase was due primarily to the additional costs associated with the development of Vasomax(TM).
Expenses associated with the development of Vasomax(TM) increased to approximately $5,963,000 in 1996 as compared to $710,000 in 1995, representing increase of $5,253,000 or 740% over the prior year. The Company anticipates that it will incur substantially higher expenses in 1997 relating to expenses associated with Vasomax(TM) development.

       Research development expenses ("R&D") excluding the development expenses associated with Vasomax(TM) were $1,973,000 and $2,085,000 in 1996 and 1995, respectively. General R&D expenses remained relatively constant in 1996 as compared to 1995, but are expected to increase in 1997.

       Selling, general and administrative expenses were $2,516,000 and $2,068,000 in 1996 and 1995, respectively. A substantial portion of this increase was due primarily to expenses associated with operating a publicly traded company, which included public relations services and travel, and other various expenses. The Company did not have cash reserves necessary in 1995 to perform those necessary activities. In addition, the Company hired a Vice President of Corporate Development to focus on the operations of its subsidiary, Fertility Technologies, Inc.

       YEARS ENDED DECEMBER 31, 1995 AND 1994

       Total revenues increased to $2,954,000 in 1995 from $962,000 in 1994. Product sales, substantially all of which were derived from FTI, increased to $2,839,000 in 1995 from $801,000 in 1994. The Company reported FTI's sales in its consolidated financial statements for all of 1995 and for only the fourth quarter of 1994. The gross margin on FTI's sales reported by the Company declined to approximately 24% in 1995 compared to 29% in 1994. This was primarily due to a change in product mix due to the elimination of a product line and the costs associated with disposal of expired product.

       R&D expenses were $2,795,000 and $2,702,000 in 1995 and 1994, respectively. R&D expenses relating to the Company's oral treatment for male impotency, including clinical trial and manufacturing scale-up expenses, were approximately $710,000 and $322,000 for 1995 and 1994, respectively. R&D expenses excluding costs associated with the male impotence project were
$2,085,000 and $2,380,000 for 1995 and 1994, respectively.   In the second and
third quarters of 1995, the Company took various actions to reduce activities due to its declining cash balances. Third quarter expenses were 31% lower in 1995 compared to 1994. In the fourth quarter of 1995, the Company had funds available to accelerate its research and development activities. Fourth quarter expenses were 20% higher in 1995 compared to 1994. Clinical trial expense and manufacturing scale-up expenses associated with the Company's male impotence product were $710,000 and $217,000 in 1995 and 1994, respectively. The increase in clinical trials was due to Phase II clinical trial expenses being conducted in Europe in 1995 for the Company's oral treatment for male impotency.

       Selling, general and administrative expenses were $2,068,000 and $1,603,000 in 1995 and 1994, respectively. The increase in 1995 was primarily due to a full year of expenses associated with the operations of FTI.

       Interest expense and amortization of intangibles increased to $216,000 in 1995 as compared to $57,000 in 1994. This increase was due primarily to the amortization of the excess of cost over fair value of tangible assets acquired in connection with the acquisition of FTI.

LIQUIDITY AND CAPITAL RESOURCES

       The Company has financed its operations since inception primarily through the private and public sale of stock and through additional funds received from out-licensing its proprietary technologies. In April 1993, the Company received net proceeds of approximately $7,039,000 from its initial public offering of 1,535,000 shares of Common Stock. The Company used approximately $1,603,000 of the net proceeds from its initial public offering to repay debt owed to certain of its affiliates and others. In December 1993, the Company entered into an agreement with Schering AG in which the Company and Schering agreed to jointly research, develop and test zona pellucida based human contraceptive vaccines.
In December 1993, in accordance with this agreement, Schering Berlin Venture Corporation purchased 239,933 shares of the Company's Common Stock for $2,500,000, or approximately $10.42 per share. In October 1995, the Company received net proceeds of $5,300,000 from the sale of 598,850 shares of Series
A Preferred Stock. The offering price per share for the Series A Preferred Stock was $10.00 per share and each share is convertible into Common Stock based on a conversion price of $3.625 per share of Common Stock. In September and October 1996, the Company received aggregate net proceeds of $14,400,000 from the sale of 1,692,500 shares of Series B Preferred Stock. The offering price per share for the Series B Preferred Stock was $10.00 per share and each share is convertible into Common Stock based on a conversion price of $6.625 per share of Common Stock.

       The Company used net cash of $7,990,000 for operating activities in the year ended December 31, 1996 as compared to $3,249,000 for the year ended December 31, 1995. The Company had cash and cash equivalents of $11,075,000 at December 31, 1996. The increased use of cash for the year ended December 31, 1996 was primarily due to the increase in expenses related the clinical development of the Company's oral treatment for male impotency, capital expenditures of approximately $101,000 for leasehold improvements to 3,600 square feet of additional space that the Company leased in March 1996 and additional research and administrative equipment expenditures.

       Current liabilities were $2,118,000 at December 31, 1996 compared with $1,160,000 at December 31, 1995. This increase of $958,000 is primarily due to accrued expenses associated with the development of Vasomax(TM).

       During 1996, the Company entered into agreements with two contract research organizations, PPD Pharmaco and Affiliated Research Centers, Inc., for the U.S. clinical development of Vasomax(TM), the Company's oral treatment for male impotency. The Company may terminate these agreements upon written notification and payment of expenses incurred prior to termination. During 1996, the Company made cash payments aggregating $3,162,000 and recorded payables and accrued expenses of $821,000 as of December 31, 1996. Upon continued success of the U.S. Vasomax(TM) clinical program, it is anticipated that the Company could spend in excess of $10,000,000 in 1997 to continue the U.S. clinical development program. If sufficient cash resources are not available, management intends to reduce expenditures under these agreements.

       In April 1994, the Company entered into an assignment agreement with Gamogen, Inc. (the "Gamogen Agreement") and Dr. Adrian Zorgniotti pursuant to which the Company purchased the rights to a technology for the treatment of male impotence, including rights to a U.S. patent application. In consideration for the assignment of the subject technology, the Company provided Gamogen, Inc. ("Gamogen") with a cash payment of $100,000 in 1994. As consideration for Gamogen's agreement not to compete, the Company delivered $200,000 or 19,512 shares of the Company's common stock in April 1996 pursuant to the Gamogen Agreement. Gamogen is to receive a predetermined royalty based on the aggregate net sales of any product developed from the subject technology. In addition, the Company is required to conduct $100,000 per year of research through April 1997 in the area of male impotency. The Company has a right of first negotiation to purchase or exclusively license improvements to any royalty-bearing product or competing product developed by Gamogen.

       On January 24, 1997, the Company signed an amendment to the Gamogen Agreement. This amendment expires in 2000 and provides the Company with an option to purchase back the royalty stream. The Company made an initial payment of $75,000 upon execution of the amendment and is required to make additional payments of $150,000 each year through 1999 or until the final purchase is completed. The Company can cancel the amendment at any time through nonpayment. The final purchase price, inclusive of amended payments previously made, is dependent upon the date the option is exercised and will range from $750,000 up to $1,750,000.

       In November 1995, the Company entered into a one-year agreement with a physician in Mexico to conduct a study to determine the effectiveness and safety of oral tablets of phentolamine mesylate for the treatment of impotence in humans. Under this agreement, the Company pays an hourly rate for services plus certain other costs. That trial was completed in November 1996. Subsequently, the Company has entered into an agreement to run an open label study with Vasomax(TM) in Mexico that is expected to last through the first quarter of 1998 and cost approximately $436,000 during that period. Also, the Company anticipates conducting studies in Mexico in 1997 for other product development opportunities.

       The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings. The Company has expended, and will continue to require, substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if FDA and other regulatory approvals are obtained. The Company expects to require additional capital to fund its research and development activities in the third quarter of 1997 if it maintains its currently planned clinical program. The Company believes that it will be able to obtain funds sufficient to maintain its currently planned clinical programs and other operations at least through the end of 1997 if the results of its Phase III clinical trials of Vasomax(TM),
expected in the second quarter of 1997, are favorable.   If sufficient cash
resources are not available, management intends to reduce expenditures for its planned clinical program and other operations. If the results of its Phase III clinical trials are unfavorable, the Company intends to reduce its research and development expenditures and focus on its remaining business, in which case the Company expects that its existing capital resources will be sufficient to fund its operations through the end of 1997. The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of the Company's products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions or the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that testing and regulatory procedures relating to the Company's products can be conducted at projected costs. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if the results of its current or future clinical trials are not favorable. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock.

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

                                   PART III

ITEM 10.  DIRECTORS AND  EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this item as to the directors and executive officers of the Company is hereby incorporated by reference from the information appearing under the caption "Election of Directors" in the Company's proxy statement (the "Proxy Statement") for its annual meeting with stockholders.
Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1996.

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

     1.   Financial Statements

     See Index to Financial Statements on page  F-1.

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

EXHIBIT
NUMBER                      IDENTIFICATION OF EXHIBIT
-------                     -------------------------
  2.1       --Stock Exchange Agreement dated October 13, 1994, effective October
              1, 1994, among Zonagen, Inc., Fertility Technologies, Inc. and J. Tyler Dean. Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 13, 1994, is incorporated herein by reference.

  3.1       --Restated Certificate of Incorporation. Exhibit 3.3 to the
              Company's Registration Statement No. 33-57728-FW, as amended, is incorporated herein by reference.

  3.2       --Restated Bylaws of the Company. Exhibit 3.4 to the Company's
              Registration Statement No. 33-57728-FW, as amended, is incorporated herein by reference.

  4.1       --Specimen Certificate of Common Stock, $.001 par value, of the
              Company. Exhibit 4.1 to the Company's Registration Statement No. 33-57728-FW, as amended, is incorporated herein by reference.

  4.2       --Representative's Warrant Agreement dated March 25, 1993. Exhibit
              4.3 to the Company's Registration Statement No, 33-57728-FW, as amended, is incorporated herein by this reference.

  4.3       --Certificate of Designation for the Company's Series A Convertible
              Preferred Stock. Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 19, 1995 is incorporated herein by reference.

  4.4       --Form of Subscription Agreement between the Company and purchasers of the Company's Series A Convertible Preferred Stock. Exhibit 4.2 to the Company's Current Report on Form 8-K dated October 19, 1995 is incorporated herein by reference.

  4.5       --Form of Warrants issued to the designees of the placement agent for the Company's Series A Convertible Preferred Stock. Exhibit
              4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 is incorporated herein by reference.

  4.6       --Certificate of Designation for the Company's Series B Convertible
              Preferred Stock. Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 is incorporated herein by reference.

  4.7       --Form of Subscription Agreement between the Company and purchasers of the Company's Series B Convertible Preferred Stock . Exhibit
              4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 is incorporated herein by reference.

  4.8       --Form of Warrant issued to the Placement Agent for the Company's
              Series B Convertible Preferred Stock. Exhibit 4.3 to the Company's quarterly Report on Form 10-Q for the quarter ended September 30, 1996 is incorporated herein by reference.

 10.1       --Confidentiality Agreement dated July 19, 1991, between the Company and the Regents of the University of California. Exhibit 10.1 to the Company's Registration Statement No. 33-5778-FW, as amended, is incorporated herein by reference.

 10.2       --Agreement dated July 23, 1991, between the Company and Wayne State
              University. Exhibit 10.2 to the Company's Registration Statement No. 33-5778-FW, as amended, is incorporated herein by reference.

 10.3+      --Amended and Restated 1993 Employee and Consultant Stock Option
              Plan. Exhibit 10.3 to the Company's Registration Statement No. 33-5778-FW, as amended, is incorporated herein by reference.

 10.4       --Lease Agreement dated March 22, 1990, between the Company and The
              Woodlands Equity Partnership-89. Exhibit 10.4 to the Company's Registration Statement No. 33-5778-FW, as amended, is incorporated herein by reference.

 10.5+      --Employment Agreement between the Company and Joseph S. Podolski.
              Exhibit 10.5 to the Company's Registration Statement No. 33-5778-FW, as amended, is incorporated herein by reference.

 10.6       --Exclusive License Agreement dated as of September 11, 1992, between the Company and Dainippon Pharmaceuticals Co., Ltd.
              Exhibit 10.7 to the Company's Registration Statement No. 33-57728-FW, as amended, is incorporated herein by reference.

 10.7       --Advisory Agreement dated March 25, 1993 between the Company and
              Reich & Co., Inc. Exhibit 10.8 to the Company's Registration Statement No. 33-57728-FW, as amended, is incorporated herein by reference.

 10.8       --Extension, Modification and Ratification of Lease dated July 12,
              1993 between the Company and Woodlands Equity Partnership-89.
              Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993, is incorporated herein by reference.

 10.9+      --The Company's 1993 Non-Employee Director Stock Option Plan.
              Exhibit 10.11 to the Company's Annual Report of Form 10-KSB for the fiscal year ended December 31, 1993, is incorporated herein by reference

 10.10+     --Employment Agreement between the Company and Louis Ploth. Exhibit
              10.12 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993, is incorporated herein by reference.

 10.11      --Stock Purchase Agreement dated December 6, 1993, between the
              Company and Schering Berlin Venture Corporation. Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993, is incorporated herein by reference.

 10.12      --License, Research, Development and Regulatory Filing Agreement
              dated December 13, 1993, between the Company and Schering AG.
              Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993, is incorporated herein by reference.

 10.13      --Agreement dated November 30, 1993, between the Company and the
              University of North Carolina at Chapel Hill. Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993, is incorporated herein by reference.

 10.14      --Agreement between the Company and Reproductive Biotechnologies
              PVT., Ltd. Exhibit 10.16 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993, is incorporated herein by reference

 10.15      --Assignment Agreement among Zonagen, Inc., Gamogen, Inc. and Dr.
              Adrian Zorgniotti dated April 13, 1994. Exhibit 10.17 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, is incorporated herein by reference.

 10.16      --Registration Rights Agreement dated October 13, 1994, effective
              October 1, 1994, among Zonagen, Inc. and J. Tyler Dean. Exhibit
              10.1 to the Company's Current Report on Form 8-K dated October 13, 1994, is incorporated herein by reference.

 10.17      --Pledge and Security Agreement dated October 13, 1994 between
              Zonagen, Inc. and J. Tyler Dean. Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 13, 1994, is incorporated herein by reference.

 10.18      --Guaranty of Zonagen, Inc. dated October 13, 1994. Exhibit 10.4 to the Company's Current Report on Form 8-K dated October 13, 1994, is incorporated herein by reference.

 10.19      --Agreement between the Company and Pharmaco, LSR to conduct clinical trials dated January 25, 1995. Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 is incorporated herein by reference.

 10.20      --Research Agreement between the Company and The Brigham and Women's
              Hospital, Inc. dated November 6, 1995. Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 is incorporated herein by reference.

 10.21      --License Agreement between the Company and The Brigham and Women's
              Hospital, Inc. dated November 6, 1995. Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 is incorporated herein by reference.

 11.1*      --Statement regarding computation of per share earnings

 23.1*      --Consent of Arthur Andersen LLP.

 27.1*      --Financial Data Schedule.
---------------
*Filed herewith.
+Management contract or compensatory plan.

(b)  Reports on Form 8-K

    The Company filed one Current Report on Form 8-K, dated October 15, 1996, during the three months ended December 31, 1996. The Current Report on Form 8-K related to the closing of the private placement of shares of the Company's Series B Convertible Preferred Stock.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ZONAGEN, INC.


Date: March 27, 1997              By:  /s/ Joseph S. Podolski
                                     ---------------------------
                                       Joseph S. Podolski
                                       President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                          Title                      Date
         ---------                          -----                      ----

/s/ Joseph S.Podolski        President and Chief Executive        March 27, 1997
---------------------------  Officer and Director
Joseph S. Podolski           (Principal Executive Officer)

/s/ Louis Ploth, Jr.         Vice President and Chief Financial   March 27, 1997
---------------------------  Officer (Principal Financial and
Louis Ploth, Jr.             Accounting Officer)

/s/ Martin P. Sutter         Chairman of the Board of Directors   March 27, 1997
---------------------------
Martin P. Sutter

/s/ Steven Blasnik           Director                             March 27, 1997
---------------------------
Steven Blasnik

/s/ James L. Currie          Director                             March 27, 1997
---------------------------
James L. Currie

/s/ Timothy McInerney        Director                             March 27, 1997
---------------------------
Timothy McInerney

/s/ David B. McWilliams      Director                             March 27, 1997
---------------------------
David B. McWilliams

/s/ David W. Ortlieb         Director                             March 27, 1997
---------------------------
David W. Ortlieb

/s/ Allan D. Rudzik          Director                             March 27, 1997
---------------------------
Allan D. Rudzik

                         ZONAGEN, INC., AND SUBSIDIARY

                         (A Development Stage Company)

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                Page
                                                                                                ----

Report of Independent Public Accountants                                                         F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995                                     F-3

Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995, and 1994,
and for the Period From Inception (August 20, 1987) Through December 31, 1996                    F-4

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995,
and 1994, and for the Period From Inception (August 20, 1987) Through December 31, 1996          F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994,
and for the Period From Inception (August 20, 1987) Through December 31, 1996                    F-8

Notes to Consolidated Financial Statements                                                       F-9


             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Zonagen, Inc.:

We have audited the accompanying balance sheets of Zonagen, Inc. (a Delaware corporation in the development stage), and subsidiary as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996 and the related statements of operations, stockholders' equity and cash flows for the period from inception (August 20, 1987) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Zonagen Inc. for the period from inception to December 31, 1993. Such statements are included in the cumulative inception to December 31, 1996, totals of the statements of operations, stockholders' equity and cash flows and reflect total revenues and net loss of 8 percent and 33 percent, respectively, of the related cumulative totals. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts for the period from inception to December 31, 1993, included in the cumulative totals, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with generally accepted audited standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to raising capital and performing research and development. In order to complete the research and development and other activities necessary to commercialize its products, additional financing will be required. Management's current projections indicate that the Company can conserve its cash resources to maintain the Company's operations through 1997. Management's plans in regard to those matters are also described in Note 1.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Zonagen, Inc., and subsidiary as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 and for the period from inception to December 31, 1996, in conformity with generally accepted accounting principles.

                                      ARTHUR ANDERSEN LLP

Houston, Texas
March 11, 1997

                         ZONAGEN, INC., AND SUBSIDIARY

                         (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS


                                                  December 31
                                          ----------------------------
                                              1996           1995
                                          -------------  -------------
             ASSETS
             ------

CURRENT ASSETS:
  Cash and cash equivalents               $ 11,074,902   $  4,189,858
  Accounts receivable                          420,149        327,975
  Product inventory                            174,073        230,380
  Prepaids and other current assets            141,223         69,232
                                          ------------   ------------
       Total current assets                 11,810,347      4,817,445

LAB EQUIPMENT, FURNITURE AND LEASEHOLD
 IMPROVEMENTS, net of accumulated
 depreciation and amortization of
 $706,351 and $601,792, respectively           311,093        233,315

EXCESS OF COST OVER FAIR VALUE OF
 TANGIBLE ASSETS ACQUIRED, net of
 accumulated amortization of $446,080
 and $240,845, respectively                  1,003,329      1,153,939

OTHER ASSETS, net of accumulated
 amortization of $116,048 and $67,532,
 respectively                                  586,991        446,856
                                          ------------   ------------
       Total assets                       $ 13,711,760   $  6,651,555
                                          ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable                        $  1,169,999   $    660,673
  Accrued liabilities                          867,459        499,631
  Current portion of notes payable              80,526
                                          ------------   ------------
       Total current liabilities             2,117,984      1,160,304
                                          ------------   ------------
NOTES PAYABLE                                   16,799         66,125
                                          ------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Undesignated preferred stock, $.001 par
   value, 2,305,000 and 4,230,000 shares
   authorized, respectively, none issued
   and outstanding                                  --             --
  Series A preferred stock, $.001 par
   value, 770,000 shares authorized, none
   and 504,850 shares outstanding,
   respectively                                     --            505
  Series B preferred stock, $.001 par
   value, 1,925,000 and none authorized,
   respectively, 1,514,906 and none
   outstanding, respectively                     1,515             --
  Common stock, $.001 par value,
   20,000,000 shares authorized,
   6,033,396 and 4,098,124 shares issued
   and outstanding, respectively                 6,033          4,098
Additional paid-in capital                  38,124,532     22,473,074
Deferred compensation                         (144,718)      (112,500)
Deficit accumulated during the
 development stage                         (26,410,385)   (16,940,051)
                                          ------------   ------------
       Total stockholders' equity           11,576,977      5,425,126
                                          ------------   ------------
       Total liabilities and
        stockholders' equity              $ 13,711,760   $  6,651,555
                                          ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                         ZONAGEN, INC., AND SUBSIDIARY

                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                         For the Period
                                                                                         From Inception
                                                For the Year Ended December 31         (August 20, 1987)
                                          -------------------------------------------       Through
                                              1996           1995           1994       December 31, 1996
                                          -------------  -------------  -------------  ------------------
REVENUES:
  Product sales                            $ 3,021,940    $ 2,838,532    $   800,747        $  6,661,219
  Licensing fee                                     --             --             --             250,000
  Interest income                              270,906        115,843        161,171             892,699
                                           -----------    -----------    -----------        ------------
    Total revenues                           3,292,846      2,954,375        961,918           7,803,918

COSTS AND EXPENSES:
  Cost of products sold                      2,087,007      2,162,446        569,723           4,819,176
  Research and development                   7,936,188      2,794,928      2,702,464          18,767,924
  Selling, general and administrative        2,515,509      2,068,115      1,603,479           9,403,235
  Interest expense and amortization of
   intangibles                                 224,476        216,203         56,649             860,585
                                           -----------    -----------    -----------        ------------
   Total costs and expenses                 12,763,180      7,241,692      4,932,315          33,850,920
                                           -----------    -----------    -----------        ------------
LOSS FROM CONTINUING OPERATIONS             (9,470,334)    (4,287,317)    (3,970,397)        (26,047,002)

LOSS FROM DISCONTINUED OPERATIONS                   --             --             --            (288,104)

LOSS ON DISPOSAL OF DISCONTINUED
 OPERATIONS                                         --             --             --             (75,279)
                                          ------------   ------------   ------------        ------------
   Net loss                                $(9,470,334)   $(4,287,317)   $(3,970,397)       $(26,410,385)
                                           ===========    ===========    ===========        ============

LOSS PER COMMON SHARE                           $(1.92)        $(1.11)        $(1.07)
                                           ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES USED IN
 COMPUTING LOSS PER COMMON SHARE            4,924,623      3,857,780      3,711,559
                                          ===========     ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ZONAGEN, INC., AND SUBSIDIARY

                         (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                           Deficit
                                                                                                         Accumulated
                                  Preferred Stock       Common Stock        Additional                   During the       Total
                                -----------------    -------------------      Paid-in       Defered      Development   Stockholders'
                                Shares     Amount     Shares     Amount       Capital     Compensation      Stage         Equity
                                -------   -------    --------  ---------  --------------  ------------   ------------  -------------

Exchange of common stock
 ($.004 per share) for
 technology rights and
 services from founding
 stockholders                      --      $   --     245,367    $  245     $      805       $    --     $        --   $     1,050
Net loss                           --          --          --        --             --            --         (27,613)      (27,613)
                                -----      ------   ---------    ------     ----------       -------     -----------   -----------
BALANCE AT DECEMBER 31, 1987       --          --     245,367       245            805            --         (27,613)      (26,563)
  Net loss                         --          --          --        --             --            --        (327,412)     (327,412)
                                -----      ------   ---------    ------     ----------       -------     -----------   -----------
BALANCE AT DECEMBER 31, 1988       --          --     245,367       245            805            --        (355,025)     (353,975)
  Proceeds from issuance of
   common stock                    --          --      65,431        65          2,735            --              --         2,800
  Net loss                         --          --          --        --             --            --        (966,681)     (966,681)
                                -----      ------   ---------    ------     ----------       -------     -----------   -----------
BALANCE AT DECEMBER 31, 1989       --          --     310,798       310          3,540            --      (1,321,706)   (1,317,856)
  Proceeds from issuance of
   common stock                    --          --         467         1             19            --              --            20
  Net loss                         --          --          --        --             --            --      (1,426,320)   (1,426,320)
                                -----      ------   ---------    ------     ----------       -------     -----------   -----------
BALANCE AT DECEMBER 31, 1990       --          --     311,265       311          3,559            --      (2,748,026)   (2,744,156)
  Net loss                         --          --          --        --             --            --      (1,819,620)   (1,819,620)
                                -----      ------   ---------    ------     ----------       -------     -----------   -----------
BALANCE AT DECEMBER 31, 1991       --          --     311,265       311          3,559            --      (4,567,646)   (4,563,776)
  Conversion of 391,305 shares
   of Series C preferred stock
   into common stock               --          --      91,442        92        359,908            --              --       360,000
  Purchase of retirement of
   common stock                    --          --     (23,555)      (24)          (984)           --              --        (1,008)

  Proceeds from issuance of
   common stock                    --          --      16,946        17          6,983            --              --         7,000
  Net loss                         --          --          --        --             --            --      (1,582,808)   (1,582,808)

                                -----      ------   ---------    ------     ----------       -------     -----------   -----------
BALANCE AT DECEMBER 31, 1992       --          --     396,098       396        369,466            --      (6,150,454)   (5,780,592)
  Issuance of common stock for
   cash, April 1, 1993, and
   May 12, 1993 ($5.50 per
   share), net of offering
   costs of $1,403,400             --          --   1,534,996     1,535      7,037,543            --              --     7,039,078
  Issuance of common stock for
   cash and license agreement,
   December 9, 1993 ($10.42
   per share), net of offering
   costs of $46,833                --          --     239,933       240      2,453,017            --              --     2,453,257
  Conversion of Series A
   preferred stock to common
   stock                           --          --     179,936       180        600,420            --              --       600,600
  Conversion of Series B
   preferred stock to common
   stock                           --          --      96,013        96        377,903            --              --       377,999
  Conversion of Series C
   preferred stock to common
   stock                           --          --     876,312       877      3,442,530            --              --     3,443,407
  Conversion of Series D
   preferred stock to common
   stock                           --          --     280,248       280        599,352            --              --       599,632
  Conversion of bridge loan
   to common stock                 --          --      64,000        64        255,936            --              --       256,000
  Net loss                         --          --          --        --             --            --      (2,531,883)   (2,531,883)
                                -----      ------   ---------    ------    -----------        -------     -----------   -----------

                         ZONAGEN, INC., AND SUBSIDIARY

                         (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  (Continued)

                                                                                                           Deficit
                                                                                                         Accumulated
                                  Preferred Stock       Common Stock        Additional                   During the       Total
                                -----------------    -------------------      Paid-in       Defered      Development   Stockholders'

                                Shares     Amount     Shares     Amount       Capital     Compensation      Stage         Equity
                                -------   -------    --------  ---------  --------------  ------------   ------------  -------------

BALANCE AT DECEMBER 31, 1993       --      $   --   3,667,536    $3,668    $15,136,167      $     --      $(8,682,337)  $ 6,457,498
  Deferred compensation
   resulting from grant of
   options                         --          --          --        --        187,500      (187,500)              --            --
  Amortization of deferred
   compensation                    --          --          --        --             --        37,500               --        37,500
  Exercise of warrants to
   purchase common stock for
   cash, June 30, 1994
   ($3.94 per share)               --          --      39,623        40        156,079            --               --       156,119
  Issuance of common stock
   for purchase of FTI,
   October 13, 1994                --          --     111,111       111      1,567,184            --               --     1,567,295
  Net loss                         --          --          --        --             --            --       (3,970,397)   (3,970,397)

                                -----      ------   ---------    ------    -----------      --------      -----------   -----------
BALANCE AT DECEMBER 31, 1994       --          --   3,818,270     3,819     17,046,930      (150,000)     (12,652,734)    4,248,015
  Amortization of deferred
   compensation                    --          --          --        --             --        37,500               --        37,500
  Exercise of options to
   purchase common stock for
   cash, January and April 1995
   ($.10 to $6.13 per share        --          --       4,546         4         13,919            --               --        13,923
  Issuance of common stock
   for cash and a financing
   charge, March 9, 1995           --          --      16,000        16         75,984            --               --        76,000
  Issuance of Series A
   preferred stock for cash,
   October 4, 1995, and
   October 19, 1995 ($10.00
   per share), net of offering
   costs of $651,495           598,850        599          --        --       5,336,406           --               --      5,337,005

  Conversion of warrants to
   purchase common stock as
   a result of offering under
   antidilution clause,
   October 19, 1995
   ($3.63 per share)                --         --          --        --              --           --              --              --

  Conversion of Series A
   preferred stock into
   common stock, November
   and December 1995           (94,000)       (94)     259,308       259           (165)          --              --             --

  Net loss                          --         --           --         --            --           --       (4,287,317)   (4,287,317)

                                -----      ------   ---------    ------    -----------      --------      -----------   -----------

                         ZONAGEN, INC., AND SUBSIDIARY

                         (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  (Continued)

                                                                                                        Deficit
                                                                                                      Accumulated
                                Preferred Stock         Common Stock      Additional                   During the       Total
                                ----------------    -------------------    Paid-in       Defered      Development   Stockholders'
                                Shares    Amount     Shares     Amount     Capital     Compensation      Stage         Equity
                                ------    ------    --------   --------  -----------   ------------   ------------  -------------

BALANCE AT DECEMBER 31, 1995      504,850  $  505   4,098,124  $4,098    $22,473,074    $(112,500)    $(16,940,051)  $ 5,425,126
  Deferred compensation
   resulting from grant of
   options                             --      --          --      --         86,250      (86,250)              --            --
  Amortization of deferred
   compensation                        --      --          --      --             --       54,032               --        54,032
  Exercise of warrants to
   purchase common stock for
   cash, January through
   December 1996 ($3.63 per
   share)                              --      --     227,776     228        826,595           --               --       826,823
  Conversion of Series A
   preferred stock into common
   stock, January through
   November 1996                 (507,563)   (508)  1,396,826   1,397           (889)          --               --            --
  Issuance of options for
   services, January 12, 1996          --      --          --      --         98,745           --               --        98,745
  Exercise of options to
   purchase common stock for
   cash, February through
   November 1996 ($.001 to
   $5.50 per share)                    --      --      23,100      23         75,005           --               --        75,028
  Issuance of common stock for
   agreement not to compete,
   April 13, 1996                      --      --      19,512      19        199,978           --               --       199,997
  Exercise of warrant to purchase
   Series A preferred stock under
   cashless exercise provision,
   June 5, 1996                     2,713       3          --      --            (3)           --               --            --
  Issuance of Series B preferred
   stock for cash, September 30,
   1996, and October 11, 1996,
   ($10.00 per share), net of
   offering costs of
   $2,557,440                   1,692,500   1,693          --      --     14,365,867           --               --    14,367,560
  Conversion of Series B
   preferred stock into common
   stock, November through
   December 1996                 (177,594)   (178)    268,058     268            (90)          --               --            --
  Net loss                             --      --          --      --             --           --       (9,470,334)   (9,470,334)
                                ---------  ------   ---------  ------    -----------    ---------     ------------   -----------
BALANCE AT DECEMBER 31, 1996    1,514,906  $1,515   6,033,396  $6,033    $38,124,532    $(144,718)    $(26,410,385)  $11,576,977
                                =========  ======   =========  ======    ===========    =========     ============   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ZONAGEN, INC., AND SUBSIDIARY

                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        For the Period
                                                                                        From Inception
                                                                                       (August 20, 1987)
                                                For the Year Ended December 31              Through
                                          -------------------------------------------    December 31,
                                              1996           1995           1994             1996
                                          -------------  -------------  -------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                   $(9,470,333)   $(4,287,317)   $(3,970,397)      $(26,410,384)
Loss on disposal of discontinued
 operations                                         --             --             --             75,279
Adjustments to reconcile net loss to
 net cash used in operating activities-
  Noncash financing costs                           --         75,984             --            315,984
  Depreciation and amortization                358,310        317,050        224,843          1,218,946
  Noncash expenses related to
   stock-based transactions                    152,777         37,500         37,500            227,797
  Common stock issued for agreement not
   to compete                                  199,997             --             --            199,997
  Series B preferred stock issued for
   consulting services                              --             --             --             17,999
 Changes in operating assets and
  liabilities, net of effects of
  purchase of businesses in 1988,
  1994 and 1996
  (Increase) decrease in receivables          (119,893)       146,120       (168,370)          (153,962)
  (Increase) decrease in product
   inventory                                    56,307         79,570        (28,422)           107,455
   (Increase) decrease in prepaids and
    other current assets                       (44,273)        (1,005)          (167)           (60,981)
   (Decrease) increase in accounts
    payable and accrued liabilities            877,154        383,444        421,983          1,792,457
                                           -----------    -----------    -----------       ------------
    Net cash used in operating
     activities                             (7,989,954)    (3,248,654)    (3,483,030)       (22,669,413)
                                           -----------    -----------    -----------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                          (182,337)       (43,500)       (35,985)          (910,699)
Purchase of technology rights and other
 assets                                       (203,651)      (133,988)      (189,002)          (671,022)
Cash acquired in purchase of FTI                    --             --          2,695              2,695
Proceeds from sale of subsidiary, less
 $12,345 for operating losses during
 1990 phase-out period                              --             --             --            137,646
Increase in net assets held for disposal            --             --             --           (212,925)
                                           -----------    -----------    -----------       ------------
    Net cash used in investing
     activities                               (385,988)      (177,488)      (222,292)        (1,654,305)
                                           -----------    -----------    -----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock         901,851         13,939        156,119         10,574,064
Proceeds from issuance of preferred
 stock                                      14,367,560      5,337,005             --         23,688,522
Proceeds from issuance of notes payable             --             --             --          2,838,681
Principal payments on notes payable             (8,425)      (182,714)       (59,615)        (1,702,647)
                                           -----------    -----------    -----------       ------------

    Net cash provided by financing
     activities                             15,260,986      5,168,230         96,504         35,398,620
                                           -----------    -----------    -----------       ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                            6,885,044      1,742,088     (3,608,818)        11,074,902

CASH AND CASH EQUIVALENTS, beginning of
 period                                      4,189,858      2,447,770      6,056,588                 --
                                           -----------    -----------    -----------       ------------
CASH AND CASH EQUIVALENTS, end of period   $11,074,902    $ 4,189,858    $ 2,447,770       $ 11,074,902
                                           ===========    ===========    ===========       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid during the period for
  interest                                 $        --    $        --     $    5,660       $    129,243
 Acquisition of FTI                                 --             --      1,567,295          1,567,295
 Assumed debt in purchase of Zygotek
  assets                                        39,625             --             --             39,625

  The accompanying notes are an integral part of these consolidated financial statements.

                         ZONAGEN, INC., AND SUBSIDIARY

                         (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS:

Zonagen, Inc., and subsidiary (the Company), a Delaware corporation, was organized on August 20, 1987 (Inception), and is engaged in the development of technologies targeting conditions or diseases associated with the human reproductive system. These technologies include the development of products for the oral treatment of male impotency, alleviation of urological diseases such as benign prostatic hyperplasia and prostate cancer, and the treatment of female conditions such as endometriosis. The Company is also active in the research of improved methodologies to enhance fertility as well as new approaches to contraception and prophylaxis of sexually transmitted disease. The Company's growth strategy is to develop products based on its own research as well as in-licensing existing and late-stage development products and technologies focused in the area of human reproductive health care. From Inception through December 31, 1996, the Company has been primarily engaged in research and development and is still in a development stage. On April 1, 1993, the Company completed its initial public offering (the Offering).

There can be no assurance that the Company will successfully complete the transition from a development stage company to profitability. Such ability to complete the transition is dependent upon, among other things, the Company's ability to obtain additional working capital to develop, manufacture and market its products and the success of future operations. The Company requires substantial capital for research, product development and market development activities. The ability of the Company to successfully develop, manufacture and market its proprietary products is dependent upon many factors. The Company's business is subject to significant risks consistent with biotechnology companies that are developing products for human therapeutic use. These risks include, but are not limited to, uncertainties regarding research and development, access to financing, obtaining and enforcing patents, receiving regulatory approval product liability exposure, dependence on third parties for marketing and manufacturing, and competition with other biotechnology and pharmaceutical companies. Other than through Fertility Technologies, Inc. (FTI), the Company has not generated revenues from operations nor is there any assurance of significant revenues in the future.

The Company has incurred losses since its inception in 1987 and expects to incur losses for the next several years. As of December 31, 1996, the Company had accumulated losses of $26,410,385 and had cash reserves of $11,074,902. The Company expects to require additional capital to fund its research and development activities in the third quarter of 1997 if it maintains its currently planned clinical program. The Company believes that it will receive funds sufficient to maintain its currently planned clinical program and other operations at least through the end of 1997 if the results of its Phase III clinical trial, expected in the second quarter of 1997, are favorable. If sufficient cash resources are not available, management intends to reduce expenditures for its planned clinical program and other operations. If the results of its Phase III clinical trial are unfavorable, the Company intends to reduce its research and development expenditures and focus on its remaining business, in which case the Company expects that its existing capital resources will be sufficient to fund its operations through the end of 1997. It is difficult to determine the development costs associated with the Phase III clinical development of Vasomax(TM) and the costs associated with an NDA submission upon the completion of such development, if successful. Accordingly, there can be no assurance that additional capital will not be necessary prior to the time anticipated. The Company's future capital requirements will depend on many factors, including continued scientific clinical assessment of products under development. Additional financing will be required to complete the development, and to commence the manufacturing and marketing, of the Company's proposed products. The unavailability of such financing could delay or prevent the development and marketing of some or all of the Company's proposed products or cause the Company to cease operations. There can be no assurance that the Company will be successful in obtaining additional capital in amounts sufficient to continue to fund its operations and product development. At this time, the Company is pursuing corporate partnering relationships with pharmaceutical companies in several countries to advance the development of its proposed products.

On October 13, 1994, the Company purchased all of the outstanding common stock of FTI (a Massachusetts corporation). The Company currently has sales through this subsidiary, a marketing and distribution organization focused on obstetrics/gynecology and fertility specialists. The Company's goal is to become a leader in the area of human reproductive health care management by providing a full array of innovative products and services.

                         ZONAGEN, INC., AND SUBSIDIARY

                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following unaudited pro forma information shows the results of operations for the year ended December 31, 1994, as if the acquisition had occurred on January 1, 1994 after giving effect to certain adjustments, including amortization of excess of cost over fair value of tangible assets acquired, interest expense related to the assumption of debt and intercompany eliminations.


                                          Pro Forma Amounts
                                             (Unaudited)
                                                 1994
                                          ------------------

Total revenues                                   $2,785,165
Net loss                                          4,119,886
Pro forma net loss per share                           0.97
Shares used in computing loss per                 4,256,056
 common share


The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at January 1, 1994, or of the results which may occur in the future.

On June 7, 1996, FTI purchased substantially all of the assets of Zygotek, Inc. (Zygotek) (a Massachusetts corporation), for cash of $15,000 and the assumption of notes payable of $39,625. FTI also received the rights to a proprietary product in connection with the purchase.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and FTI, its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all cash accounts and highly liquid investments having original maturities of three months or less to be cash and cash equivalents.

                         ZONAGEN, INC., AND SUBSIDIARY

                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Product Inventory

Product inventory consists primarily of products manufactured by others for resale to obstetrics/gynecologists, urologists and fertility clinics. Inventory at December 31, 1996, also includes finished goods manufactured by the Company for sale to fertility clinics. Inventory is stated at the lower of cost or market using the first-in, first-out method.

Lab Equipment, Furniture
and Leasehold Improvements

Lab equipment, furniture and leasehold improvements are recorded at cost, less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over an estimated useful life of five years or, in the case of leasehold improvements, amortized over the remaining term of the lease. Depreciation and amortization for tax reporting purposes is computed using the accelerated cost recovery system. Maintenance and repairs that do not improve or extend the life of assets are expensed as incurred.

Excess of Cost Over Fair Value
of Tangible Assets Acquired

Excess of cost over fair value of tangible assets acquired was recorded in conjunction with the purchase of FTI and the Zygotek assets and is amortized using the straight-line method over a seven-year period and six-year period, respectively.

Other Assets

Other assets consist primarily of patent costs, primarily legal fees. These costs are being amortized over 17 years, or the lesser of the legal or the estimated economic life of the patent.

Revenue Recognition

The Company recognizes revenues from product sales upon shipment. Revenues from licensing activities are recognized as these revenues are earned.

Research and Development Costs

The Company expenses research and development costs in the period they are incurred.

Loss Per Common Share

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during each period. In all applicable years, all common stock equivalents, including Series A preferred stock and Series B preferred stock, were antidilutive and, accordingly, were not included in the computation.

In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) of common stock. This statement simplifies the standards for computing EPS, previously found in Accounting Priciples Board Opinion (APB) No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. The statement also retroactively revises the presentation of EPS in the financial statements. The Company will adopt SFAS No. 128 for the year ended December 31, 1997, and has not currently quantified the effect of adoption.

                         ZONAGEN, INC., AND SUBSIDIARY

                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. LAB EQUIPMENT, FURNITURE
   AND LEASEHOLD IMPROVEMENTS:

Lab equipment, furniture and leasehold improvements at December 31, 1996 and 1995, are classified as follows:

                                             1996         1995
                                          -----------  ----------

Laboratory equipment                      $  592,479   $ 475,162
Furniture and fixtures                       137,235     138,720
Office equipment                             101,427      76,043
Leasehold improvements                       186,303     145,182
                                          ----------   ---------
                                           1,017,444     835,107
Less- Accumulated depreciation and
 amortization                               (706,351)   (601,792)
                                          ----------   ---------
Total                                     $  311,093   $ 233,315
                                          ==========   =========

Depreciation expense of $104,559, $96,667 and $209,259 was recorded in 1996, 1995 and 1994, respectively.

4. OPERATING LEASES:

The Company leases laboratory and office space. Rental expense for the years ended December 31, 1996, 1995 and 1994, was $179,335, $179,640 and $91,577,
respectively. Future minimum lease payments under noncancelable leases with original terms in excess of one year as of December 31, 1996, are as follows:

                     1997               $168,053
                     1998                169,979
                     1999                 89,603
                     2000                  1,763
                     2001                     --

5. NOTES PAYABLE:

In connection with the acquisition of FTI, the Company assumed two note agreements from the former sole stockholder of FTI. One note agreement required the payment of four equal quarterly installments of $62,500, beginning
December 31, 1994, through September 30, 1995. The second note agreement required the payment of a number of shares of common stock on January 31, 1997, determined based upon the market price of common stock at that date. Interest was imputed at a rate of 11 percent. On January 31, 1997, the Company issued 19,842 shares of common stock to satisfy the remaining note obligation.

In connection with the purchase of Zygotek in June 1996, FTI assumed two note agreements totaling $39,625, one of which was to the former sole stockholder of Zygotek. The notes bear interest at 8 percent and 11 percent and mature on May 1, 1999, and October 1, 1998, respectively. Principal and interest payments of approximately $1,400 are due monthly. The notes are guaranteed by Zonagen, Inc.

                         ZONAGEN, INC., AND SUBSIDIARY

                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6. FEDERAL INCOME TAXES:

The Company had losses since inception and, therefore, has not been subject to federal income taxes. The Company has accumulated approximately $520,000 of research and development tax credits which will begin to expire in 2002. As of December 31, 1996, the Company has net operating loss (NOL) carryforwards for income tax purposes, subject to limitations described below, expiring as follows:

                       Year expires-
                         2002                      $    27,613
                         2003                          288,615
                         2004                          614,044
                         2005                        1,347,926
                         2006                        1,839,889
                         2007                        1,476,055
                         2008                        2,360,658
                         2009                        3,388,940
                         2010                        3,889,500
                         2011                        9,085,559
                                                   -----------
                             Total                 $24,318,799
                                                   ===========

The Tax Reform Act of 1986 provided for a limitation on the use of NOL and tax credit carryforwards following certain ownership changes that could limit the Company's ability to utilize these NOLs and tax credits. Accordingly, the Company's ability to utilize the above NOL and tax credit carryforwards to reduce future taxable income and tax liabilities may be limited. Additionally, because U.S. tax laws limit the time during which NOLs and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOLs and tax credit carryforwards for federal income tax purposes.

The FASB has issued SFAS No. 109, "Accounting for Income Taxes." As the Company has incurred losses since inception, and there is no certainty of future revenues, a deferred tax asset has been recorded and reserved in full in the accompanying financial statements for the Company's NOL carryforward.

                         ZONAGEN, INC., AND SUBSIDIARY

                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996 and 1995, are as follows:

                                             1996         1995
                                             ----         ----

Deferred tax assets and liabilities-
Net operating loss carryforwards         $ 8,268,000  $ 5,179,000
Book/tax difference on basis of
  assets and license agreements              133,000       57,000
Research and development tax credits         520,000      505,000
Accruals/expenses not currently
  deductible                                  26,000       68,000
                                         -----------  -----------
       Total deferred tax assets           8,947,000    5,809,000
Less- Valuation allowance                 (8,947,000)  (5,809,000)
                                         -----------  -----------
       Net deferred tax asset             $       --  $        --
                                         ===========  ===========

7. STOCKHOLDERS' EQUITY:

Series A Preferred Stock

In October 1995, the Company authorized 770,000 shares and issued 598,850 shares of Series A convertible preferred stock (Series A Preferred Stock) for $10.00 per share. Net proceeds to the Company were approximately $5,337,000. Each share of Series A Preferred Stock is convertible at the option of the holder into shares of common stock at an initial conversion price of $3.625 per share. Holders of the Series A Preferred Stock are entitled to liquidation preference of $13.00 per share upon the liquidation, sale or other disposition of all or substantially all of the assets of the Company. Series A stockholders are entitled to vote as if their shares had been converted into common stock and are entitled to approve (a) additional securities of the Company, (b) changes to the rights and preferences of the Series A Preferred Stock and (c) declaration of dividends or repurchases of securities of the Company.

On November 1, 1996, the Company exercised its right to cause the mandatory conversion of the Series A Preferred Stock, with the result that all such shares not previously converted were converted into common stock effective November 25, 1996.

Series B Preferred Stock

In September 1996, the Company authorized 1,925,000 shares of Series B convertible preferred stock (Series B Preferred Stock). On September 30, 1996, the Company completed an initial closing of a private placement for its Series B Preferred Stock in which it sold 1,137,750 shares at a price of $10.00 per share. Net proceeds to the Company from the initial closing of the private placement were approximately $9.7 million. On October 11, 1996, the Company completed the final closing of its private placement of Series B Preferred Stock, in which it sold an additional 554,750 shares of Series B Preferred Stock at a price of $10.00 per share. Net proceeds from the final closing of the private placement were approximately $4.7 million. The aggregate offering consisted of 1,692,500 shares of Series B Preferred Stock with net proceeds of approximately $14.4 million.

                         ZONAGEN, INC., AND SUBSIDIARY

                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Each share of Series B Preferred Stock is convertible at the option of the holder into shares of common stock at an initial conversion price of $6.625 per share. In October 1997, the conversion price is subject to adjustment if the common stock is trading, as defined, less than 130 percent of the conversion price. Beginning in October 1997, the Company can cause the Series B Preferred Stock to be converted into common stock if the common stock is trading, as defined, for more than 150 percent of the conversion price. Holders of the Series B Preferred Stock are entitled to a liquidation preference of $13.00 per share upon the liquidation of the Company. Holders of Series B Preferred Stock are entitled to vote as if their shares had been converted into common stock and are entitled to approve (a) additional securities of the Company that are senior to or on parity with the Series B Preferred Stock, (b) changes to the rights and preferences of the Series B Preferred Stock and (c) declaration of dividends on junior stock or repurchases of securities of the Company.

Through December 31, 1996, 177,594 shares of Series B Preferred Stock had been converted into 268,058 shares of common stock. From January 1, 1997, through March 11, 1997, 519,168 shares of Series B Preferred Stock have been submitted by their holders for conversion into 783,609 shares of common stock.

Common Stock

In March 1995, the Company issued 16,000 shares of common stock to The Woodlands Venture Fund, L.P., for a purchase price of $.001 per share. These shares were issued in consideration for providing additional financing pending the completion of the offering of Series A Preferred Stock. The Company recorded an expense of $75,984 for the difference between the market value of these shares and the amount received.

The acquisition of FTI required a final payment based upon the market price per share of common stock at January 31, 1997, and whether FTI achieves certain earnings milestones. On January 31, 1997, the Company issued 305,095 shares of common stock as final payment.

Warrants

In connection with the Offering, the Company issued to the underwriter warrants to purchase 135,000 shares of common stock at an initial price per share equal to 120 percent of the initial public offering price per share. These warrants contain certain antidilution provisions providing for adjustment of the initial exercise price and the number and type of securities issuable upon exercise of the warrants upon certain conditions. These warrants were recorded at zero value in the accompanying financial statements because the value was determined to be de minimis when issued. In 1995, as a result of the sale of Series A Preferred Stock, these warrants were converted into warrants to purchase 245,459 shares of common stock for $3.63 per share. In November 1996, as a result of the sale of Series B Preferred Stock, the remaining warrants were converted into warrants to purchase 77,145 shares of common stock for $1.21 per share. During 1996, warrants for 227,776 shares were exercised for total proceeds of $826,823. From January 1, 1997, through March 11, 1997, warrants for 12,228 shares of common stock were exercised by their holders.

In connection with the October 1995 sale of Series A Preferred Stock, the Company issued warrants to the placement agent to purchase 59,885 shares of Series A Preferred Stock at a price of $11.00 per share. These warrants expire in 2000. These warrants were recorded at zero value in the accompanying financial statements because the value was determined to be de minimis when issued. During 1996, Series A warrants were exercised and converted into 4,168 shares of common stock under a cashless exercise provision. From January 1, 1997, through March 11, 1997, 33,521 Series A warrants were exercised and converted into 70,112 shares of common stock under a cashless exercise provision.

                         ZONAGEN, INC., AND SUBSIDIARY

                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In connection with the issuance of Series B Preferred Stock, the Company issued warrants to the placement agent to purchase 169,250 shares of Series B Preferred Stock at a price of $11.00 per share. These warrants expire in 2001. These warrants were recorded at estimated fair value of $405,269.

8. STOCK OPTIONS:

The Company has two stock option plans for the granting of options to purchase a minimum of 1,007,000 shares of common stock by its employees and consultants. There are no significant differences between the provisions of each plan. Options are generally granted with an exercise price per share equal to the fair market value per share of common stock on the grant date. Vesting provisions for each grant are determined by the board of directors and have generally been 20 percent on each anniversary of the grant date. All options expire no later than the tenth anniversary of the grant date. At December 31, 1996, 275,866 options are available to be granted under these plans.

The Company also has a stock option plan for its nonemployee directors that may
grant options to purchase up to 115,000 shares of common stock.   The plan
provides that each director receive options to purchase 5,000 shares of common stock upon initial election to the board of directors and receive options to purchase 2,500 shares at each reelection. These options are fully vested when granted and expire no later than the tenth anniversary of the grant date. At December 31, 1996, 26,658 options were available to be granted under this plan.

The Company accounts for its stock option plans under APB No. 25 and the related Interpretations. Accordingly, deferred compensation is recorded for stock options based on the excess of the market value of the common stock on the measurement date over the exercise price of the options. This deferred compensation is amortized over the vesting period of each option.

In January 1994, the president of the Company was granted an option to purchase 50,000 shares of common stock. This option vests at 20 percent per year. The difference between the market value of common stock at the date of grant and the exercise price per common share was recorded as deferred compensation. Related compensation expense is recognized over the five-year vesting period.

In January 1996, the Company granted a consultant stock options to purchase 10,000 shares of common stock as compensation for services rendered in 1996.
As a result of this option issuance, the Company recorded $98,745 of general and administrative expense in 1996.

In December 1996, the executive committee of the board of directors approved the adoption of a new nonemployee director stock option plan, subject to approval by the full board of directors and the Company's stockholders. Upon execution of this plan, stock options to purchase 175,000 shares of common stock will be granted to the members of its board of directors.

                         ZONAGEN, INC., AND SUBSIDIARY

                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which, if fully adopted, requires the Company to record stock-based compensation at fair value. The Company has adopted the disclosure requirements of SFAS No. 123 for employee stock-based compensation and has elected not to record related compensation expense in accordance with this statement. Had compensation expense for its stock option plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                      For the Year Ended
                            December 31
                      ------------------------
                         1996         1995
                      -----------  -----------
Net loss-
  As reported         $9,470,334   $4,287,317
  Pro forma            9,790,780    4,384,651
Loss per share-
  As reported         $     1.92   $     1.11
  Pro forma                 1.99         1.14

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The following is a summary of all stock option activity:

                                     Common   Weighted
                                     Shares   Average
                                     Under    Exercise
                                    Options    Price
                                    --------  --------
Outstanding at December 31, 1993    367,323     $3.831
 Options granted                    165,000      7.039
 Options canceled                    (3,001)     4.119
                                    -------

Outstanding at December 31, 1994    529,322      4.771
 Options granted                    172,500      4.156
 Options exercised                   (4,546)     3.063
 Options canceled                   (49,421)     5.881
                                    -------

Outstanding at December 31, 1995    647,855      4.518
 Options granted                    206,650      7.794
 Options exercised                  (23,100)     3.248
 Options canceled                   (56,400)     6.105
                                    -------

Outstanding at December 31, 1996    775,005      6.405
                                    =======

Exercisable at December 31, 1994    169,742      3.332
Exercisable at December 31, 1995    249,986      3.816
Exercisable at December 31, 1996    349,364      4.093

                         ZONAGEN, INC., AND SUBSIDIARY

                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The exercise price of options outstanding at December 31, 1996, range from $.001 to $9.00. The weighted average contractual life of options outstanding at December 31, 1996, was eight years.

The weighted average fair value of options granted in 1996 and 1995 was $5.39 and $2.14, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively, risk-free interest rates of 6.19 percent and 6.06 percent; no expected dividend yields for both years, expected lives of 6 years and expected volatility of 65 percent and 44 percent.

9.  LICENSE, RESEARCH AND
    DEVELOPMENT AGREEMENTS:

During 1996, the Company entered into agreements with two contract research organizations, PPD Pharmaco and Affiliated Research Centers, Inc., for the U.S. clinical development of Vasomax(TM), the Company's oral treatment for male impotency. The Company may terminate these agreements upon written notification and payment of expenses incurred prior to termination. During 1996, the Company made cash payments aggregating $3,162,000 and recorded payables and accrued expenses of $821,000 as of December 31, 1996. Upon continued success of the U.S. Vasomax(TM) clinical program, it is anticipated that the Company could spend in excess of $10,000,000 in 1997 to continue the U.S. clinical development program. If sufficient cash resources are not available, management intends to reduce expenditures under these agreements.

In April 1994, the Company entered into an assignment agreement with Gamogen, Inc. (the Gamogen Agreement), and Dr. Adrian Zorgniotti pursuant to which the Company purchased the rights to a technology for the treatment of male impotence, including rights to a U.S. patent application. In consideration for the assignment of the subject technology, the Company provided Gamogen, Inc. (Gamogen), with a cash payment of $100,000 in 1994. As consideration for Gamogen's agreement not to compete, the Company delivered $200,000 or 19,512 shares of the Company's common stock in April 1996. Pursuant to the Gamogen Agreement, Gamogen is to receive a predetermined royalty, based on the aggregate net sales of any product developed from the subject technology. In addition, the Company is required to conduct $100,000 per year of research through 1997 in the area of male impotency. The Company has a right of first negotiation to purchase or exclusively license improvements to any royalty-bearing product or competing product developed by Gamogen.

On January 24, 1997, the Company signed an amendment to the Gamogen Agreement. This amendment expires in 2000 and provides the Company with an option to purchase back the royalty stream. The Company made an initial payment of $75,000 upon execution of the amendment and is required to make additional payments of $150,000 each year through 1999 or until the final purchase is completed. The Company can cancel the amendment at any time through nonpayment. The final purchase price, inclusive of amended payments previously made, is dependent upon the date the option is exercised and will range from $750,000 up to $1,750,000.

In November 1995, the Company entered into a one-year agreement with a physician in Mexico to conduct a study to determine the effectiveness and safety of oral tablets of phentolamine mesylate for the treatment of impotence in humans.
Under this agreement, the Company pays an hourly rate for services plus certain other costs. That trial was completed in November 1996. Subsequently, the Company has entered into an agreement

                         ZONAGEN, INC., AND SUBSIDIARY

                         (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to run an open label study with Vasomax(TM) in Mexico that is expected to last through the first quarter of 1998 and cost approximately $436,000 during that time period. Also, the Company anticipates conducting studies in Mexico in 1997 for other product development opportunities.

In November 1995, the Company entered into a development and manufacturing services agreement with a contract manufacturing organization for the manufacture and validation of phentolamine mesylate for use in clinical trials for the purpose of supporting an Investigational New Drug (IND) application. Phentolamine mesylate is used in the Company's product which is in development for the oral treatment of male impotence. The contract manufacturing organization is also responsible for filing and in 1996 did file a Drug Master File (DMF) with the U.S. Food and Drug Administration (FDA) in connection with the manufacturing of phentolamine mesylate. The Company will be responsible for manufacturing and packaging products in finished pharmaceutical form. The agreement also provides for a possible future long-term supply agreement regarding bulk phentolamine mesylate. The Company was required to pay the contract manufacturing organization $447,000 payable in three installments ending during the first quarter of 1996. Through December 31, 1996, the Company has paid the total amount required under the contract.

On December 13, 1993, the Company entered into a corporate collaboration agreement with Schering AG (Schering), a German company, to develop and commercialize the human application of immunocontraceptive zona pellucida technology. Under the agreement, the Company will continue to conduct research studies of its zona pellucida technology, with a focus on identifying and selecting a lead immunocontraceptive product for humans. Schering will then conduct the necessary preclinical and clinical development studies of this and subsequent immunocontraceptive products and will seek the necessary regulatory approvals. The Company retains the manufacturing rights to the products, as well as the responsibility to develop scaled-up manufacturing processes and production capabilities. The Company also retains certain marketing and manufacturing rights in India and China, and the right to co-promote the product in the United States. Schering has exclusive marketing rights in all other countries worldwide. Upon execution of this agreement, the Company sold 239,933 shares of common stock to Schering Berlin Venture Corporation (SBVC) for $2.5 million, or $10.42 per share. SBVC is a subsidiary of Schering AG.

10.  RELATED PARTIES:

The Company leases office space from an affiliate of a stockholder of the Company. The Company recorded rent expense of approximately $110,000, $67,000 and $68,000 during 1996, 1995 and 1994, respectively, related to this lease.

11.  COMMITMENTS AND CONTINGENCIES:

On May 16, 1994, Dr. Bonita Sue Dunbar (Dunbar) filed suit in Harris County, Texas, naming Baylor College of Medicine (BCM), BCM Technologies, Inc. (BCMT), Fulbright & Jaworski, a Texas limited liability partnership, and the Company as defendants (collectively, the Defendants). Dunbar is a cellular and molecular biologist who has been employed by BCM as a teacher and research scientist since 1981. During the course of her employment at BCM, Dunbar developed technologies relating to the use of certain recombinant zona pellucida peptides that were assigned to the Company and which are the subject of the Company's only existing patent. Dunbar claimed, among other things, that her assignment of the patent rights was induced by statutory and constructive fraud and a civil conspiracy on the part of the Defendants.

                         ZONAGEN, INC., AND SUBSIDIARY

                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Court granted partial summary judgment in favor of the Company and the other defendants in connection with the action. As a result of the rulings, Dunbar is unable to rescind the assignment of the patent rights and is left only with ancillary claims. Such ancillary claims are subject to a motion to sever and abate pending Dunbar's appeal of the Court's orders granting the Company's motion for summary judgment. The Company believes, based on discussions with legal counsel, that the ancillary claims are without merit and will not have any material adverse effect on the Company's financial condition and results of operations.