Form 10-Q
period 1997-03-31
ZONAGEN INC
filed 1997-05-15
CIK 897075

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

                                        or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

     Commission file number: 0-21198

                                 ZONAGEN, INC.
            (Exact Name of Registrant as Specified in its Charter)

             Delaware                                     76-0233274
    (State or Other Jurisdiction                       (IRS Employer
    of Incorporation or Organization)                 Identification No.)


                              2408 Timberloch Place,
                                    Suite B-4
                               The Woodlands, Texas
                                      77380
                   (Address of principal executive offices)

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

                                                            Yes  X   No
                                                                ---     ---

As of May 9, 1997 there were outstanding 7,565,097 shares of Common Stock, par value $.001 per share, and 807,097 shares of Series B Convertible Preferred Stock, par value $.001 per share, of the Registrant.

                                 ZONAGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     For the Quarter Ended March 31, 1997


                                     INDEX

                                                                       PAGE
                                                                       ----

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS                           3

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                            3

         Consolidated Balance Sheets:  March 31, 1997 (Unaudited)
         and December 31, 1996                                           4

         Consolidated Statements of Operations: For the three months ended March 31, 1997 and 1996 and from Inception (August 20,
         1987) through March 31, 1997 (Unaudited)                        5

         Consolidated Statements of Cash Flows: For the three months ended March 31, 1997 and 1996 and from Inception (August 20,
         1987) through March 31, 1997 (Unaudited)                        6

         Notes to Consolidated Financial Statements                      7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      12


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              15

Item 6.  Exhibits and Reports on Form 8-K                               15

SIGNATURES                                                              16

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. For additional discussion of such risks, uncertainties and assumptions, see "Item 1. Business - Patents and Proprietary Information," "- Manufacturing Plans," "- Competition," "- Governmental Regulation" and "- Additional Business Risks", and "Item 3. Legal Proceedings" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as amended, and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included elsewhere in this report.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as amended.

                                 ZONAGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                                                                   MARCH 31,        DECEMBER 31,
                                                                                                     1997               1996
                                                                                               ----------------   ----------------
                                           ASSETS                                                 (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                                                     $  7,779,878       $ 11,074,902
     Accounts receivable                                                                                432,065            420,149
     Accrued interest receivable                                                                         33,639             47,904
     Product inventory                                                                                  163,232            174,073
     Deposits and other current assets                                                                   48,034             93,319
                                                                                               ----------------     --------------
                             Total current assets                                                     8,456,848         11,810,347

Lab equipment, furniture and leasehold
     improvements, net of accumulated depreciation
     and amortization of $734,375 and $706,351, respectively                                            301,783            311,093

Excess of cost over fair value of tangible assets acquired,
     net of accumulated amortization of $498,455 and
     $446,080, respectively                                                                             950,954          1,003,329


Other assets, net of accumulated amortization of
     $129,116 and $116,048, respectively                                                                647,112            586,991
                                                                                               ----------------     --------------
                             Total assets                                                          $ 10,356,697       $ 13,711,760
                                                                                               ================     ==============

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                              $  2,487,317       $  1,169,999
     Accrued expenses                                                                                   344,712            867,459
     Current portion of notes payable                                                                    14,759             80,526
                                                                                               ----------------     --------------
                             Total current liabilities                                                2,846,788          2,117,984
                                                                                               ----------------     --------------

Long term notes payable                                                                                  12,972             16,799
                                                                                               ----------------     --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Undesignated Preferred Stock, $.001 par value,
       2,305,000 shares authorized, none issued
      outstanding,                                                                                            -                  -
     Series B Preferred Stock, $.001 par value,
       1,925,000 shares authorized, 910,701 and
       1,514,906 shares issued and outstanding, respectively                                                911              1,515
     Common Stock, $.001 par value, 20,000,000 shares
       authorized, 7,377,106 and 6,033,396 shares issued
       and outstanding, respectively                                                                      7,377              6,033
     Additional paid-in capital                                                                      38,322,501         38,124,532
     Deferred compensation                                                                             (131,031)          (144,718)
     Deficit accumulated during the development stage                                               (30,702,821)       (26,410,385)
                                                                                               ----------------     --------------
                             Total stockholders' equity                                               7,496,937         11,576,977
                                                                                               ----------------     --------------
                             Total liabilities and stockholders' equity                            $ 10,356,697       $ 13,711,760
                                                                                               ================     ==============

The accompanying notes are an integral part of these consolidated financial statements.

                                 ZONAGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                                    FROM INCEPTION
                                                                                                                   (AUGUST 20, 1987)

                                                                                     THREE MONTHS ENDED                    TO
                                                                            -------------------------------------
                                                                                MARCH 31, 1997     MARCH 31, 1996    MARCH 31, 1997
                                                                            --------------------  ---------------   ----------------

REVENUES
            Product sales                                                            $   821,353      $   739,085      $  7,482,572
            Licensing fee                                                                      -                -           250,000
            Interest income                                                              121,362           51,357         1,014,061
                                                                            --------------------  ---------------   ----------------

                                                    Total Revenues                       942,715          790,442         8,746,633

COSTS AND EXPENSES
            Cost of products sold                                                        571,246          517,360         5,390,422
            Research and development                                                   4,012,089        1,163,263        22,780,013
            Sales, general and administrative                                            597,874          607,334        10,001,109
            Interest expense and amortization                                                                                     -
            of intangibles                                                                53,942           53,584           914,527
                                                                            --------------------  ---------------   ----------------

                                                    Total Costs and Expenses           5,235,151        2,341,541        39,086,071

Loss from continuing operations                                                       (4,292,436)      (1,551,099)      (30,339,438)

Loss from discontinued operations                                                              -                -          (288,104)

Loss on disposal                                                                               -                -           (75,279)

                                                                            --------------------  ---------------   ----------------

NET LOSS                                                                             $(4,292,436)     $(1,551,099)     $(30,702,821)

                                                                            --------------------  ---------------   ----------------


Loss Per Common and
Common Equivalent Share:                                                                  $(0.62)          $(0.35)
                                                                            ====================  ===============

Weighted Average Common
and Common Equivalent Shares                                                           6,887,156        4,432,383
                                                                            ====================  ===============


The accompanying notes are an integral part of these consolidated financial statements.

                                 ZONAGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                       FROM INCEPTION
                                                                THREE MONTHS ENDED MARCH 31,          (AUGUST 20, 1987)
                                                                ----------------------------               THROUGH
                                                                   1997            1996                 MARCH 31, 1997
                                                                -----------    -------------            -------------
OPERATING ACTIVITIES
Net loss                                                        $(4,292,436)    $(1,551,099)            $(30,702,820)
Loss on disposal of discontinued operations                               -               -                   75,279
Adjustments to reconcile net loss to net cash used
 in operating activities
   Noncash financing costs                                                -               -                  315,984
   Depreciation and amortization                                     93,464          81,105                1,312,410
   Noncash expenses related to stock-based transactions              13,692          25,834                  241,489
   Common stock issued for agreement not to compete                       -               -                  199,997
   Series B Preferred Stock issued for consulting
    services                                                              -               -                   17,999
Changes in operating assets and liabilities
(net of effects of purchase of businesses in 1988,
 1994 and 1996)
   (Increase) decrease in receivables                                 2,349        (150,578)                (151,613)
   (Increase) decrease in product inventory                          10,841         (14,376)                 118,296
   (Increase) decrease in prepaid expenses and other
    current assets                                                   45,285         (51,447)                 (15,696)
   (Decrease) increase in accounts payable and
    accrued liabilities                                             822,258         227,428                2,614,715
                                                                -----------     -----------             ------------
Net cash used in operating activities                            (3,304,547)     (1,433,133)             (25,973,960)

INVESTING ACTIVITIES
   Capital expenditures                                             (18,714)        (70,005)                (929,413)
   Purchase of technology rights and other assets                   (73,187)        (22,078)                (744,209)
   Cash acquired in purchase of FTI                                       -               -                    2,695
   Proceeds from sales of subsidiary, less
    $12,345 for operating losses during 1990
    phase-out period                                                      -               -                  137,646
   Increase in net assets held for disposal                               -               -                 (212,925)
                                                                -----------     -----------             ------------
Net cash used in investing activities                               (91,901)        (92,083)              (1,746,206)

FINANCING ACTIVITIES
   Proceeds from issuance of Common Stock                           104,893         866,403               10,678,957
   Proceeds from issuance of Preferred Stock                              -               -               23,688,522
   Proceeds from issuance of notes payable                                -               -                2,838,681
   Principal payments on notes payable                               (3,469)              -               (1,706,116)
                                                                -----------     -----------             ------------
Net cash provided by financing activities                           101,424         866,403               35,500,044
                                                                -----------     -----------             ------------
Net increase (decrease) in cash and cash equivalents             (3,295,024)       (658,813)               7,779,878
Cash and cash equivalents at beginning of period                 11,074,902       4,189,858                        -
                                                                -----------     -----------             ------------
Cash and cash equivalents at end of period                      $ 7,779,878     $ 3,531,045             $  7,779,878
                                                                ===========     ===========             ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   Reduction of debt due to final payment, in stock,
    of FTI Acquisition                                          $    93,812     $         -             $     93,812


The accompanying notes are an integral part of these consolidated financial statements.

                                 ZONAGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                  (UNAUDITED)


NOTE 1  --  ORGANIZATION AND OPERATIONS

     Zonagen, Inc. (the "Company") was organized on August 20, 1987 ("Inception") and is engaged in the development of technologies targeting conditions or diseases associated with the human reproductive system. These technologies include the development of products for the oral treatment of male impotency ("Vasomax(TM)"), alleviation of urological diseases such as benign prosthetic hyperplasia ("BPH") and prostate cancer, and the treatment of female conditions such as endometriosis. The Company is also active in the research of improved methodologies to enhance fertility as well as new approaches to contraception and prophylaxis of sexually transmitted disease. The Company currently has sales through its subsidiary, Fertility Technologies, Inc. ("FTI"), a marketing and distribution organization focused on obstetrics/gynecology, fertility specialists and urologists. The Company's goal is to become a leader in the area of human reproductive healthcare management by providing a full array of innovative products and services that improve patient outcomes and cost management. The Company's growth strategy is to develop products based on its own research as well as in-licensing existing and late stage development products and technologies focused in the area of human reproductive healthcare. From Inception through March 31, 1997, the Company has been primarily engaged in research and development and is still in the development stage.

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

     The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings. The Company has expended, and will continue to require, substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if FDA and other regulatory approvals are obtained. The Company expects to require additional capital to fund its research and development activities in the third quarter 1997 if it maintains its currently planned clinical program. The Company believes that it will be able to obtain funds sufficient to maintain its currently planned clinical programs and other operations at least through the end of 1997 if the results of its Phase III clinical trials of Vasomax(TM), expected in the second quarter of 1997, are favorable. If sufficient cash resources are not available, management intends to reduce expenditures for its planned clinical program and other operations. If the results of its Phase III trials are unfavorable, the Company intends to reduce its research and

                                 ZONAGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                  (UNAUDITED)


development expenditures and focus on its remaining business, in which case the Company expects that its existing capital resources will be sufficient to fund its operations through the end of 1997. The Company's requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's future collaborative research, manufacturing, marketing, or other funding arrangements; the costs and timing of seeking regulatory approvals of the Company's products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and, marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that testing and regulatory procedures relating to the Company's products can be conducted at projected costs. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if the results of its current or future clinical trials are not favorable. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock.

     The Company is currently in discussions to out-license domestic and international rights to Vasomax(TM). The Company has not entered into any letters of intent or agreements in principal with respect to any collaborations. There can be no assurance that the Company will be able to consummate any corporate collaborations on terms favorable to the Company or at all.

NOTE 2  --  STOCKHOLDERS' EQUITY

Series B Convertible Preferred Stock
------------------------------------

     On October 11, 1996, the Company completed the final closing of its private placement of Series B Convertible Preferred Stock ("Series B Preferred Stock"). The aggregate offering consisted of 1,692,500 shares of Series B Preferred Stock at a price of $10.00 per share, with net proceeds of approximately $14.4 million.

                                 ZONAGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                  (UNAUDITED)

     Through March 31, 1997, 781,799 shares of Series B Preferred Stock had been converted into 1,180,019 shares of Common Stock. From January 1, 1997, through March 31, 1997, 604,205 shares of Series B Preferred Stock have been converted into 911,961 shares of Common Stock.

Common Stock
------------

     During the first quarter of 1997, the Company issued an aggregate 19,473 shares of Common Stock to current and former consultants and employees, upon the exercise of stock options for total proceeds of $60,511 at prices ranging from $0.04 to $7.25 per share.

     On February 5, 1997 the Company issued 5,000 shares of Common Stock to a consultant, upon the exercise of stock options, granted during 1996.

     The terms of the Company's acquisition of Fertility Technologies, Inc. ("FTI") required the Company to make a final purchase price payment dependent upon the market price per share of Common Stock at January 31, 1997, and the achievement of certain earnings milestones by FTI. On January 31, 1997, the Company issued 305,095 shares of Common Stock in satisfaction of such final payment obligations.


Warrants
--------

     During the first quarter of 1997, warrants to purchase an aggregate of 12,228 shares of Common Stock were exercised for total proceeds of $44,387 at a price of $3.63 per share.

     During the first quarter of 1997, the Company issued an aggregate of 70,112 shares of Common Stock upon the cashless exercise of warrants to purchase an aggregate of 101,718 shares of Common Stock. Such warrants were originally exercisable for shares of the Company's Series A Convertible Preferred Stock ("Series A Preferred Stock") and were issued in connection with the Company's private placement of Series A Preferred Stock in October 1995. The warrants became exercisable for shares of Common Stock in lieu of Series A Preferred Stock as a result of the mandatory conversion of the Series A Preferred Stock effected in November 1996.

                                 ZONAGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                  (UNAUDITED)


NOTE 3  --  AGREEMENTS

     In April 1994, the Company entered into an assignment agreement (the "Gamogen Agreement") with Gamogen, Inc. ("Gamogen") and Dr. Adrian Zorgniotti pursuant to which the Company acquired the rights to a technology for the treatment of male impotence, including the assignment of rights to a U.S. patent application. In consideration for the assignment of the subject technology, the Company provided Gamogen, Inc. ("Gamogen") with a cash payment of $100,000 in 1994. As consideration for Gamogen's agreement not to compete, the Company delivered $200,000 or 19,512 shares of the Company's Common Stock in April 1996. Pursuant to the Gamogen Agreement, Gamogen is to receive a predetermined royalty, based on the aggregate net sales of any product developed from the subject technology. In addition, the Company is required to conduct $100,000 per year of research through 1997 in the area of male impotency. The Company has a right of first negotiation to purchase or exclusively license improvements to any royalty-bearing product or competing product developed by Gamogen.

     On January 24, 1997, the Company signed an amendment to the Gamogen Agreement. This amendment provides the Company with an option, exercisable until January 24, 2000, to purchase Gamogen's rights to receive royalties under the Gamogen Agreement upon payment of a specified option price. The Company made an initial payment of $75,000 upon execution of the amendment and is required to make additional payments to maintain the option of $150,000 each year through 1999 or until the final purchase is completed. The Company can cancel the amendment at any time through nonpayment. The final option price, inclusive of amended payments previously made, ranges from $750,000 up to $1,750,000 depending upon when the option is exercised.

     During 1996, the Company entered into several agreements with contract research organizations and other organizations that will provide the Company with services relating to the U.S. clinical development of Vasomax(TM), the Company's oral treatment for male impotency. The Company may terminate these agreements upon written notification and payment of expenses incurred prior to termination. Upon continued success of the U.S. Vasomax(TM) clinical program, it is anticipated that the Company could spend in excess of $13,000,000 in 1997 to continue the U.S. clinical development program. If sufficient cash resources are not available, management intends to reduce expenditures under these agreements.

                                 ZONAGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                  (UNAUDITED)


NOTE 4  --  NET LOSS PER SHARE

     In March, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Zonagen will adopt the provisions of the new statement, changing from its current method of accounting for net loss per share as set forth in APB Opinion No. 15, for interim and annual periods ending after December 15, 1997. Adoption of Statement No. 128 will require retroactive revision of the presentation of net loss per share in historical financial statements. The Company's net loss per share presented in the accompanying financial statements as calculated under the provisions of APB Opinion No. 15 are the same as those had basic net loss per share under Statement No. 128 been presented. Additionally, net loss per share as presented herein are also the same as those had diluted net loss per share under the provisions of Statement No. 128 been presented, since the Company's outstanding stock options would not have been included in the calculation because their effect would have been anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here.

DESCRIPTION OF BUSINESS

     Zonagen, Inc., (the "Company") was organized on August 20, 1987 ("Inception") and is engaged in the development of technologies targeting conditions or disease associated with the human reproductive system. These technologies include the development of products for the oral treatment of male impotency ("Vasomax(TM)"), alleviation of urological diseases such as benign prostatic hyperplasia and prostate cancer, and the treatment of female conditions such as endometriosis. The Company is also active in the research of improved methodologies to enhance fertility as well as new approaches to contraception and prophylaxis of sexually transmitted disease. The Company currently has sales through its subsidiary, Fertility Technologies, Inc. ("FTI"), a marketing and distribution organization focused on obstetrics/gynecology and fertility specialists. The Company's goal is to become a leader in the area of human reproductive healthcare management by providing a full array of innovative products and services that improve patient outcome and cost management. The Company's growth strategy is to develop products based on its own research as well as in-licensing existing and late stage development products and technologies focused in the area of human reproductive healthcare. From Inception through March 31, 1997, the Company has been engaged in research and development and is still in a development stage.

RESULTS OF OPERATIONS

     Since its inception the Company has funded its operations through the sale of equity securities and the formation of corporate partnerships. The Company did not have product revenues until its acquisition of FTI in October 1994. Revenues from FTI will not be adequate to fund the Company's operations.

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     Total revenues increased to $942,715 for the quarter ended March 31, 1997 as compared to $790,442 for the same period in the prior year. Product sales, substantially all of which were derived from FTI, increased to $821,353 in the quarter ended March 31, 1997 as compared to $739,085 for the same period in the prior year, representing an increase of $82,268 or 11%. The increase was due primarily to increased sales efforts of the Company's instruments product line. Interest revenues increased to $121,362 for the quarter ended March 31, 1997 as compared to $51,357 for the same period in the prior year, representing an increase of $70,005 or 136%. The increase was due primarily to additional cash on hand from the Company's private placement completed in October 1996.

     Total research and development ("R&D") expenses increased to $4,012,089 for the quarter ended March 31, 1997 as compared to $1,163,263 for the same period in the prior year. This represents an increase of $2,848,826 or 245%, over prior year period. The increase was due primarily to the additional costs associated with the development of Vasomax(TM). Expenses associated with the development of Vasomax(TM) increased to approximately $3,328,000 during the quarter ended March 31, 1997 as compared to approximately $607,000 during the same period in prior year, representing an increase of $2,721,000 or 448%. General R&D expenses increased to approximately $684,000 as compared to $556,000, representing an increase of $128,000 or 23% over the same period in the prior year. This increase was primarily due to new hires and salary adjustments, the addition of clinical trials product liability coverage and an initial payment of $75,000 upon execution of an amendment to the Gamogen Agreement. However, a decrease of approximately $112,000 was realized during the first quarter 1997, due to one time manufacturing scale-up expenses of phentolamine in the first quarter 1996.

     Sales, general and administrative expenses decreased by $9,460 or 2% from $607,334 in the first quarter 1996 to $597,874 during the quarter ended March 31, 1997.

     Interest expense, financing costs and amortization of intangibles remained relatively constant in the first quarter 1997 as compared to 1996. The Company recorded $52,376 of amortization during the first quarter of 1997 related to the excess of cost over fair value of tangible assets associated with the acquisition of FTI.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception primarily through the private and public sale of stock and through additional funds received from out-licensing its proprietary technologies.

     Cash expenditures for operating activities for the three months ended March 31, 1997 were $3,304,547 as compared to $1,433,133 for the three months ended March 31, 1996. The Company had cash and cash equivalents of $7,779,878 at March 31, 1997. The increased use of cash, for the quarter ended March 31, 1997, was primarily due to the increase in expenses associated with the development of Vasomax(TM).

     Current liabilities were $2,846,788 at March 31, 1997 compared with $2,117,984 at March 31, 1996. This increase of $728,804 is primarily due to accrued expenses associated with the development of Vasomax(TM).

     During 1996, the Company entered into several agreements with contract research organizations and other organizations that will provide the Company with services relating to the U.S. clinical development of Vasomax(TM), the Company's oral treatment for male impotency. The Company may terminate these agreements upon written notification and payment of expenses incurred prior to termination. Upon continued success of the U.S. Vasomax(TM) clinical program, it is anticipated that the Company could spend in excess of $13,000,000 in 1997 to continue the U.S. clinical development program. If sufficient cash resources are not available, management intends to reduce expenditures under these agreements.

     The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings. The Company has expended, and will continue to require, substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if FDA and other regulatory approvals are obtained. The Company expects to require additional capital to fund its research and development activities in the third quarter 1997 if it maintains its currently planned clinical program. The Company believes that it will be able to obtain funds sufficient to maintain its currently planned clinical programs and other operations at least through the end of 1997 if the results of its Phase III clinical trials of Vasomax(TM), expected in the second quarter of 1997, are favorable. If sufficient cash resources are not available, management intends to reduce expenditures for its planned clinical program and other operations. If the results of its Phase III trials are unfavorable, the Company intends to reduce its research and development expenditures and focus on its remaining business, in which case the Company expects that its existing capital resources will be sufficient to fund its operations through the end of 1997. The Company's requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's future collaborative research, manufacturing, marketing, or other funding arrangements; the costs and timing of seeking regulatory approvals of the Company's products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and, marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that testing and regulatory procedures relating to the Company's products can be conducted at projected costs. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if the results of its current or future clinical trials are not favorable. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock.

     During the first quarter 1997, the Company received $44,387 from the exercise of stock warrants for 12,228 shares of Common Stock. During this same period, the Company received $60,511 from the exercise of stock options for 24,473 shares of Common Stock.

                          PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

     On May 16, 1994, Dr. Bonita Sue Dunbar ("Dunbar") filed suit in the 270th District Court of Harris, County, Texas naming Baylor College of Medicine ("BCM"), BCM Technologies, Inc. ("BCMT"), Fulbright & Jaworski, L.L.P., and the Company as defendants (collectively, the "Defendants"). Dunbar is a cellular and molecular biologist who has been employed by BCM as a teacher and research scientist since 1981. During the course of her employment at BCM, Dunbar developed technologies relating to the use of certain recombinant zona pellucida peptides that were assigned to the Company and which are the subject of the BCM Patent. Dunbar claimed, among other things, that her assignment of the patent rights was induced by statutory and constructive fraud and a civil conspiracy on the part of the Defendants.

     The court recently granted partial summary judgment in favor of the Company and the other defendants in connection with this action. As a result of the rulings, Dunbar is unable to rescind the assignment of the patent rights and is left only with ancillary claims. Such ancillary claims are subject to a motion to sever and abate pending Dunbar's appeal of the Court's orders granting the Company's motion for summary judgment. The Company believes the ancillary claims are without merit and will not have any material adverse effect on the Company's financial condition and results of operations.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.  Exhibits
            --------

            Exhibit No.          Identification of Exhibit
            -----------          -------------------------

            10.1 Amendment No. 1 to Assignment Agreement, dated January 24, 1997, between the Company and Gamogen, Inc.

            11.1 Statement regarding computation of net loss per share.

            27.1             Financial Data Schedule

        b.  Reports on Form 8-K
            -------------------

            None.

                                 ZONAGEN, INC.

                                  SIGNATURES
                                  ----------


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ZONAGEN, INC.


Date:  May 15, 1997
                                        By: /s/ Joseph S. Podolski
                                           ----------------------------
                                                Joseph S. Podolski
                                                President and
                                                Chief Executive Officer
                                                (Principal Executive Officer)

Date:  May 15, 1997
                                        By  /s/ Louis Ploth
                                           ----------------------------
                                                Louis Ploth
                                                Vice President of Business
                                                Development and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)