Form 10-K/A
period 1996-12-31
ZONAGEN INC
filed 1997-05-16
CIK 897075

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        FIRST AMENDMENT TO FORM 10-K ON
                                  FORM 10-K/A

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM        TO

                        COMMISSION FILE NUMBER:  0-21198


                                 ZONAGEN, INC.
               (NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                             76-0233274
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


                                  ZONAGEN, INC.


Date: May 16, 1997                By:  /s/ Joseph S. Podolski
                                     ---------------------------
                                       Joseph S. Podolski
                                       President and Chief Executive Officer

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

Notes to Consolidated Financial Statements                                                       F-9


             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Zonagen, Inc.:

We have audited the accompanying balance sheets of Zonagen, Inc. (a Delaware corporation in the development stage), and subsidiary as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Zonagen, Inc., and subsidiary as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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

                         ZONAGEN, INC., AND SUBSIDIARY

                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                         For the Period
                                                                                         From Inception
                                                For the Year Ended December 31         (August 20, 1987)
                                          -------------------------------------------       Through
                                              1996           1995           1994       December 31, 1996
                                          -------------  -------------  -------------  ------------------
                                                                                           (Unaudited)
REVENUES:
  Product sales                            $ 3,021,940    $ 2,838,532    $   800,747        $  6,661,219
  Licensing fee                                     --             --             --             250,000
  Interest income                              270,906        115,843        161,171             892,699
                                           -----------    -----------    -----------        ------------
    Total revenues                           3,292,846      2,954,375        961,918           7,803,918

COSTS AND EXPENSES:
  Cost of products sold                      2,087,007      2,162,446        569,723           4,819,176
  Research and development                   7,936,188      2,794,928      2,702,464          18,767,924
  Selling, general and administrative        2,515,509      2,068,115      1,603,479           9,403,235
  Interest expense and amortization of
   intangibles                                 224,476        216,203         56,649             860,585
                                           -----------    -----------    -----------        ------------
   Total costs and expenses                 12,763,180      7,241,692      4,932,315          33,850,920
                                           -----------    -----------    -----------        ------------
LOSS FROM CONTINUING OPERATIONS             (9,470,334)    (4,287,317)    (3,970,397)        (26,047,002)

LOSS FROM DISCONTINUED OPERATIONS                   --             --             --            (288,104)

LOSS ON DISPOSAL OF DISCONTINUED
 OPERATIONS                                         --             --             --             (75,279)
                                          ------------   ------------   ------------        ------------
   Net loss                                $(9,470,334)   $(4,287,317)   $(3,970,397)       $(26,410,385)
                                           ===========    ===========    ===========        ============

LOSS PER COMMON SHARE                           $(1.92)        $(1.11)        $(1.07)
                                           ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES USED IN
 COMPUTING LOSS PER COMMON SHARE            4,924,623      3,857,780      3,711,559
                                          ===========     ==========     ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                         ZONAGEN, INC., AND SUBSIDIARY

                         (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                           Deficit
                                                                                                         Accumulated
                                  Preferred Stock       Common Stock        Additional                   During the       Total
                                -----------------    -------------------      Paid-in       Defered      Development   Stockholders'
                                Shares     Amount     Shares     Amount       Capital     Compensation      Stage         Equity
                                -------   -------    --------  ---------  --------------  ------------   ------------  -------------

Exchange of common stock
 ($.004 per share) for
 technology rights and
 services from founding
 stockholders                      --      $   --     245,367    $  245     $      805       $    --     $        --   $     1,050
Net loss                           --          --          --        --             --            --         (27,613)      (27,613)
                                -----      ------   ---------    ------     ----------       -------     -----------   -----------
BALANCE AT DECEMBER 31, 1987
 (unaudited)                       --          --     245,367       245            805            --         (27,613)      (26,563)
  Net loss                         --          --          --        --             --            --        (327,412)     (327,412)
                                -----      ------   ---------    ------     ----------       -------     -----------   -----------
BALANCE AT DECEMBER 31, 1988
 (unaudited)                       --          --     245,367       245            805            --        (355,025)     (353,975)
  Proceeds from issuance of
   common stock                    --          --      65,431        65          2,735            --              --         2,800
  Net loss                         --          --          --        --             --            --        (966,681)     (966,681)
                                -----      ------   ---------    ------     ----------       -------     -----------   -----------
BALANCE AT DECEMBER 31, 1989
 (unaudited)                       --          --     310,798       310          3,540            --      (1,321,706)   (1,317,856)
  Proceeds from issuance of
   common stock                    --          --         467         1             19            --              --            20
  Net loss                         --          --          --        --             --            --      (1,426,320)   (1,426,320)
                                -----      ------   ---------    ------     ----------       -------     -----------   -----------
BALANCE AT DECEMBER 31, 1990
 (unaudited)                       --          --     311,265       311          3,559            --      (2,748,026)   (2,744,156)
  Net loss                         --          --          --        --             --            --      (1,819,620)   (1,819,620)
                                -----      ------   ---------    ------     ----------       -------     -----------   -----------
BALANCE AT DECEMBER 31, 1991
 (unaudited)                       --          --     311,265       311          3,559            --      (4,567,646)   (4,563,776)
  Conversion of 391,305 shares
   of Series C preferred stock
   into common stock               --          --      91,442        92        359,908            --              --       360,000
  Purchase of retirement of
   common stock                    --          --     (23,555)      (24)          (984)           --              --        (1,008)

  Proceeds from issuance of
   common stock                    --          --      16,946        17          6,983            --              --         7,000
  Net loss                         --          --          --        --             --            --      (1,582,808)   (1,582,808)

                                -----      ------   ---------    ------     ----------       -------     -----------   -----------
BALANCE AT DECEMBER 31, 1992
 (unaudited)                       --          --     396,098       396        369,466            --      (6,150,454)   (5,780,592)
  Issuance of common stock for
   cash, April 1, 1993, and
   May 12, 1993 ($5.50 per
   share), net of offering
   costs of $1,403,400             --          --   1,534,996     1,535      7,037,543            --              --     7,039,078
  Issuance of common stock for
   cash and license agreement,
   December 9, 1993 ($10.42
   per share), net of offering
   costs of $46,833                --          --     239,933       240      2,453,017            --              --     2,453,257
  Conversion of Series A
   preferred stock to common
   stock                           --          --     179,936       180        600,420            --              --       600,600
  Conversion of Series B
   preferred stock to common
   stock                           --          --      96,013        96        377,903            --              --       377,999
  Conversion of Series C
   preferred stock to common
   stock                           --          --     876,312       877      3,442,530            --              --     3,443,407
  Conversion of Series D
   preferred stock to common
   stock                           --          --     280,248       280        599,352            --              --       599,632
  Conversion of bridge loan
   to common stock                 --          --      64,000        64        255,936            --              --       256,000
  Net loss                         --          --          --        --             --            --      (2,531,883)   (2,531,883)
                                -----      ------   ---------    ------    -----------        -------     -----------   -----------



                         ZONAGEN, INC., AND SUBSIDIARY

                         (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  (Continued)

                                                                                                           Deficit
                                                                                                         Accumulated
                                  Preferred Stock       Common Stock        Additional                   During the       Total
                                -----------------    -------------------      Paid-in       Defered      Development   Stockholders'

                                Shares     Amount     Shares     Amount       Capital     Compensation      Stage         Equity
                                -------   -------    --------  ---------  --------------  ------------   ------------  -------------

BALANCE AT DECEMBER 31, 1993
 (unaudited)                       --      $   --   3,667,536    $3,668    $15,136,167      $     --      $(8,682,337)  $ 6,457,498
  Deferred compensation
   resulting from grant of
   options                         --          --          --        --        187,500      (187,500)              --            --
  Amortization of deferred
   compensation                    --          --          --        --             --        37,500               --        37,500
  Exercise of warrants to
   purchase common stock for
   cash, June 30, 1994
   ($3.94 per share)               --          --      39,623        40        156,079            --               --       156,119
  Issuance of common stock
   for purchase of FTI,
   October 13, 1994                --          --     111,111       111      1,567,184            --               --     1,567,295
  Net loss                         --          --          --        --             --            --       (3,970,397)   (3,970,397)

                                -----      ------   ---------    ------    -----------      --------      -----------   -----------
BALANCE AT DECEMBER 31, 1994       --          --   3,818,270     3,819     17,046,930      (150,000)     (12,652,734)    4,248,015
  Amortization of deferred
   compensation                    --          --          --        --             --        37,500               --        37,500
  Exercise of options to
   purchase common stock for
   cash, January and April 1995
   ($.10 to $6.13 per share        --          --       4,546         4         13,919            --               --        13,923
  Issuance of common stock
   for cash and a financing
   charge, March 9, 1995           --          --      16,000        16         75,984            --               --        76,000
  Issuance of Series A
   preferred stock for cash,
   October 4, 1995, and
   October 19, 1995 ($10.00
   per share), net of offering
   costs of $651,495           598,850        599          --        --       5,336,406           --               --      5,337,005

  Conversion of warrants to
   purchase common stock as
   a result of offering under
   antidilution clause,
   October 19, 1995
   ($3.63 per share)                --         --          --        --              --           --              --              --

  Conversion of Series A
   preferred stock into
   common stock, November
   and December 1995           (94,000)       (94)     259,308       259           (165)          --              --             --

  Net loss                          --         --           --         --            --           --       (4,287,317)   (4,287,317)

                                -----      ------   ---------    ------    -----------      --------      -----------   -----------



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

                         ZONAGEN, INC., AND SUBSIDIARY

                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        For the Period
                                                                                        From Inception
                                                                                       (August 20, 1987)
                                                For the Year Ended December 31              Through
                                          -------------------------------------------    December 31,
                                              1996           1995           1994             1996
                                          -------------  -------------  -------------  -----------------
                                                                                           (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                   $(9,470,333)   $(4,287,317)   $(3,970,397)      $(26,410,384)
Loss on disposal of discontinued
 operations                                         --             --             --             75,279
Adjustments to reconcile net loss to
 net cash used in operating activities-
  Noncash financing costs                           --         75,984             --            315,984
  Depreciation and amortization                358,310        317,050        224,843          1,218,946
  Noncash expenses related to
   stock-based transactions                    152,777         37,500         37,500            227,797
  Common stock issued for agreement not
   to compete                                  199,997             --             --            199,997
  Series B preferred stock issued for
   consulting services                              --             --             --             17,999
 Changes in operating assets and
  liabilities, net of effects of
  purchase of businesses in 1988,
  1994 and 1996
  (Increase) decrease in receivables          (119,893)       146,120       (168,370)          (153,962)
  (Increase) decrease in product
   inventory                                    56,307         79,570        (28,422)           107,455
   (Increase) decrease in prepaids and
    other current assets                       (44,273)        (1,005)          (167)           (60,981)
   (Decrease) increase in accounts
    payable and accrued liabilities            877,154        383,444        421,983          1,792,457
                                           -----------    -----------    -----------       ------------
    Net cash used in operating
     activities                             (7,989,954)    (3,248,654)    (3,483,030)       (22,669,413)
                                           -----------    -----------    -----------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                          (182,337)       (43,500)       (35,985)          (910,699)
Purchase of technology rights and other
 assets                                       (203,651)      (133,988)      (189,002)          (671,022)
Cash acquired in purchase of FTI                    --             --          2,695              2,695
Proceeds from sale of subsidiary, less
 $12,345 for operating losses during
 1990 phase-out period                              --             --             --            137,646
Increase in net assets held for disposal            --             --             --           (212,925)
                                           -----------    -----------    -----------       ------------
    Net cash used in investing
     activities                               (385,988)      (177,488)      (222,292)        (1,654,305)
                                           -----------    -----------    -----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock         901,851         13,939        156,119         10,574,064
Proceeds from issuance of preferred
 stock                                      14,367,560      5,337,005             --         23,688,522
Proceeds from issuance of notes payable             --             --             --          2,838,681
Principal payments on notes payable             (8,425)      (182,714)       (59,615)        (1,702,647)
                                           -----------    -----------    -----------       ------------

    Net cash provided by financing
     activities                             15,260,986      5,168,230         96,504         35,398,620
                                           -----------    -----------    -----------       ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                            6,885,044      1,742,088     (3,608,818)        11,074,902

CASH AND CASH EQUIVALENTS, beginning of
 period                                      4,189,858      2,447,770      6,056,588                 --
                                           -----------    -----------    -----------       ------------
CASH AND CASH EQUIVALENTS, end of period   $11,074,902    $ 4,189,858    $ 2,447,770       $ 11,074,902
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

The Company has incurred losses since its inception in 1987 and expects to incur losses for the next several years. As of December 31, 1996, the Company had accumulated losses of $26,410,385 and had cash reserves of $11,074,902. The Company expects that it can conserve its capital resources sufficient to fund its operations through the end of 1997. If the results of Phase III clinical trials are favorable, the Company expects to require additional capital to fund its "open label studies" in the third quarter of 1997. The Company believes that it will receive funds sufficient to maintain its clinical program and other operations at least through the end of 1997. If sufficient cash resources are not available, management intends to reduce expenditures for its clinical program and other operations. If the results of its Phase III clinical trial are unfavorable, the Company intends to reduce its research and development expenditures and focus on its remaining business, in which case the Company expects that its existing capital resources will be sufficient to fund its operations through the end of 1997.

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

Warrants

In connection with the Offering, the Company issued to the underwriter warrants to purchase 135,000 shares of common stock at an initial price per share equal to 120 percent of the initial public offering price per share. These warrants contain certain antidilution provisions providing for adjustment of the initial exercise price and the number and type of securities issuable upon exercise of the warrants upon certain conditions. These warrants were recorded at zero value in the accompanying financial statements because the value was determined to be de minimis when issued. In 1995, as a result of the sale of Series A Preferred Stock, these warrants were converted into warrants to purchase 245,459 shares of common stock for $3.63 per share. In November 1996, as a result of the sale of Series B Preferred Stock, the remaining warrants were converted into warrants to purchase 37,898 shares of common stock for $2.46 per share. During 1996, warrants for 227,776 shares were exercised for total proceeds of $826,823. From January 1, 1997, through March 11, 1997, warrants for 12,228 shares of common stock were exercised by their holders.

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

                         ZONAGEN, INC., AND SUBSIDIARY

                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In connection with the issuance of Series B Preferred Stock, the Company issued warrants to the placement agent to purchase 169,250 shares of Series B Preferred Stock at a price of $11.00 per share. These warrants expire in 2001. These warrants were recorded at estimated fair value of $405,269. The fair value of these warrants is estimated on the date of grant using the Black Sholes option pricing model with the following weighted average assumptions; risk-free interest rates of 5.67 percent; no expected dividend yield, expected life of one year and expected volatility of 65 percent.

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