Form 10-K/A
period 1996-12-31
ZONAGEN INC
filed 1997-06-11
CIK 897075

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       SECOND AMENDMENT TO FORM 10-K ON
                                  FORM 10-K/A

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

 21.1*      --Subsidiary of the Registrant

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


                                  ZONAGEN, INC.


Date: June 10, 1997               By:  /s/ Joseph S. Podolski
                                     ---------------------------
                                       Joseph S. Podolski
                                       President and Chief Executive Officer

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

Notes to Consolidated Financial Statements                                                       F-9


             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Zonagen, Inc.:

We have audited the accompanying consolidated balance sheets of Zonagen, Inc. (a Delaware corporation in the development stage), and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, the Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to raising capital and performing research and development. In order to complete the research and development and other activities necessary to commercialize its products, additional financing will be required. Management's current projections indicate that the Company can conserve its cash resources to maintain the Company's operations through 1997. Management's plans in regard to those matters are also described in Note 1.


In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zonagen, Inc., and subsidiary as of December 31, 1996 and 1995, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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