Form 10-Q
period 1997-06-30
ZONAGEN INC
filed 1997-08-05
CIK 897075

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

                                 or

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

                                                            Yes  X      No
                                                                ----      ----

As of August 1, 1997 there were outstanding 10,805,241 shares of Common Stock, par value $.001 per share, and 421,708 shares of Series B Convertible Preferred Stock, par value $.001 per share, of the Registrant.

                                 ZONAGEN, INC.
                         (A Development Stage Company)

                      For the Quarter Ended June 30, 1997

                                              INDEX
                                                                                      Page
                                                                                      ----
STATEMENT REGARDING FORWARD-LOOKING STATEMENTS                                           3

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements                                                       4

              Consolidated Balance Sheets:  June 30, 1997 (Unaudited)
              and December 31, 1996                                                      5

              Consolidated Statements of Operations:  For the three months ended June 30, 1997 and 1996, six months ended June 30, 1997 and 1996
              and from Inception (August 20, 1987) through June 30, 1997 (Unaudited)     6

              Consolidated Statements of Cash Flows:  For the three months ended
              June 30, 1997 and 1996, six months ended June 30, 1997 and 1996 and
              from Inception (August 20, 1987) through June 30, 1997 (Unaudited)         7

              Notes to Consolidated Financial Statements                                 8

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                 14


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                         18

Item 4.       Submission of Matters to a Vote of Security Holders                       18

Item 6.       Exhibits and Reports on Form 8-K                                          19

SIGNATURES                                                                              20

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. These risks and uncertainties include risks associated with the Company's early stage of development, uncertainties related to clinical trail results, the Company's substantial dependence on one product and early stage of development of other products, the Company's history of operating losses, accumulated deficit and future capital needs, uncertainty of additional funding, uncertainty of protection for patents and proprietary technology, government regulations of and no assurance of regulatory approval for the Company's products, the Company's limited sales and marketing experience and dependence on future collaborators, manufacturing uncertainties and the Company's reliance on third parties, competition and technological change, product liability and availability of insurance, the Company's reliance on contract research organizations and other risks and uncertainties described in the Company's filings with the Securities and Exchange Commission. For additional discussion of such risks, uncertainties and assumptions, see "Item 1. Business - Patents and Proprietary Information," "- Manufacturing Plans," "- Competition," "- Governmental Regulation" and "- Additional Business Risks", and "Item 3. Legal Proceedings" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as amended, and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included elsewhere in this report.

                         Part I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as amended.

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                          CONSOLIDATED BALANCE SHEETS


                                                                                  June 30,     December 31,
                                                                                    1997          1996
                                                                                ------------   -----------
                                   ASSETS                                       (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                                     $ 3,060,437   $11,074,902
   Accounts receivable                                                               367,325       420,149
   Accrued interest receivable                                                        12,574        47,904
   Product inventory                                                                 160,962       174,073
   Deposits and other current assets                                                 337,930        93,319
                                                                                ------------   -----------
     Total current assets                                                          3,939,228    11,810,347

LAB EQUIPMENT, FURNITURE AND LEASEHOLD
 IMPROVEMENTS, net of accumulated depreciation
   and amortization of $764,276 and $706,351, respectively                           303,502       311,093

EXCESS OF COST OVER FAIR VALUE OF TANGIBLE ASSETS ACQUIRED,
   net of accumulated amortization of $550,831 and
   $446,080, respectively                                                            898,578     1,003,329

 OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION OF
  $142,183 and $116,048, respectively                                                677,575       586,991
                                                                                ------------   -----------
     Total assets                                                                $ 5,818,883   $13,711,760
                                                                                ============   ===========
                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                              $ 1,975,707   $ 1,169,999
   Accrued expenses                                                                1,162,417       867,459
   Current portion of notes payable                                                   15,125        80,526
                                                                                ------------   -----------
         Total current liabilities                                                 3,153,249     2,117,984
                                                                                ------------   -----------
LONG TERM NOTES PAYABLE                                                                9,051        16,799
                                                                                ------------   -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Undesignated Preferred Stock, $.001 par value,
      3,075,000 shares authorized, none issued and
      outstanding                                                                          -             -
   Series B Preferred Stock, $.001 par value,
       1,925,000 shares authorized, 605,384 and
       1,514,906 shares issued and outstanding, respectively                             605         1,515
   Common Stock, $.001 par value, 20,000,000 shares
       authorized, 7,856,673 and 6,033,396 shares issued
       and outstanding, respectively                                                   7,857         6,033
   Additional paid-in capital                                                     40,785,644    38,124,532
   Deferred compensation                                                          (2,529,503)     (144,718)
   Deficit accumulated during the development stage                              (35,608,020)  (26,410,385)
                                                                                ------------  ------------
     Total stockholders' equity                                                    2,656,583    11,576,977
                                                                                ------------   -----------
     Total liabilities and stockholders' equity                                   $5,818,883   $13,711,760
                                                                                ============   ===========


                      The accompanying notes are an integral part of these consolidated financial statements.

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                                   FROM INCEPTION
                                                       THREE MONTHS ENDED               SIX MONTHS ENDED         (AUGUST 20, 1987)
                                                 ------------------------------   -----------------------------          TO
                                                 JUNE 30, 1997    JUNE 30, 1996   JUNE 30, 1997   JUNE 30, 1996     JUNE 30, 1997
                                                 -------------    -------------   -------------   -------------     -------------

REVENUES
  Product sales                                    $  780,482       $   640,437     $ 1,601,835     $ 1,379,777     $   8,263,054
  Licensing fee                                             -                 -               -               -           250,000
  Interest income                                      66,526            35,986         187,888          87,088         1,080,587
                                                 ------------     -------------   -------------   -------------     -------------
     Total revenues                                   847,008           676,423       1,789,723       1,466,865         9,593,641

COSTS AND EXPENSES
  Cost of products sold                               496,597           438,756       1,067,843         956,115         5,887,019
  Research and development                          4,483,328         1,090,000       8,495,417       2,253,263        27,263,341
  Selling, general and administrative                 717,635           628,057       1,315,509       1,235,391        10,718,744
  Interest expense and amortization
    of intangibles                                     54,647            54,581         108,589         108,165           969,174
                                                 -------------    -------------   -------------   -------------     -------------
     Total costs and expenses                       5,752,207         2,211,394      10,987,358       4,552,934        44,838,278

Loss from continuing operations                    (4,905,199)       (1,534,971)     (9,197,635)     (3,086,069)      (35,244,637)
Loss from discontinued operations                           -                 -               -               -          (288,104)
Loss on disposal                                            -                 -               -               -           (75,279)
                                                 -------------    -------------   -------------   -------------     -------------
Net loss                                         $ (4,905,199)     $ (1,534,971)    $(9,197,635)    $(3,086,069)    $ (35,608,020)
                                                 -------------    -------------   -------------   -------------     -------------
Loss Per Common Share:                           $       (0.65)    $      (0.32)   $      (1.27)    $     (0.66)
                                                 =============    =============   =============   =============
Weighted Average Common Shares
 used in computing loss per
 Common Share                                        7,579,707        4,857,549       7,235,345       4,644,966


                      The accompanying notes are an integral part of these consolidated financial statements.


                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                                    FROM INCEPTION
                                                            THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30, (AUGUST 20, 1987
                                                            ----------------------------- ---------------------------   THROUGH
                                                                   1997            1996          1997        1996     JUNE 30, 1997
                                                            ---------------   -----------   ------------  ----------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $ (4,905,199) $ (1,534,971) $ (9,197,635) $ (3,086,069) $(35,608,020)

Loss on disposal of discontinued operations                               -             -              -            -        75,279
Adjustments to reconcile net loss  to net cash used in
operating activities
    Financing costs                                                       -             -              -            -       315,984
    Depreciation and amortization                                    95,345        87,701        188,810      168,806     1,407,756
    Options granted                                                  29,653       238,804         43,345      264,638       271,142
    Common stock issued for agreement not to compete                      -             -              -            -       199,997
    Series B Preferred Stock issued for consulting services               -             -              -            -        17,999
Changes in operating assets and liabilities
(net effects of purchase of businesses in 1988 and 1994):
    (Increase) decrease in receivables                               85,805       171,080         88,154       20,502       (65,808)
    (Increase) decrease in inventory                                  2,270           426         13,111      (13,950)      120,566
    (Increase) decrease in prepaid expenses and other
    current assets                                                 (289,896)     (122,432)      (244,611)    (173,879)     (305,592)
    (Decrease) increase in accounts payable and
    accrued expenses                                                306,095       300,875      1,128,352      528,302     2,920,810
                                                                -----------   -----------   ------------   ----------   -----------
Net cash used in operating activities                            (4,675,927)     (858,517)    (7,980,474)  (2,291,650)  (30,649,887)


CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                            (43,531)      (31,088)      (116,718)    (101,093)   (1,027,417)
    Purchase of technology rights and other assets                  (31,620)     (341,141)       (50,334)    (363,219)     (721,356)
    Cash acquired in purchase of FTI                                      -             -              -            -         2,695
    Proceeds from sales of subsidiary, less $12,345 for
      operating losses during 1990 phase-out period                       -             -              -            -       137,646
    Increase in net assets held for disposal                              -             -              -            -      (212,925)
                                                                -----------   -----------   ------------   ----------   -----------
Net cash used in investing activities                               (75,151)     (372,229)      (167,052)    (464,312)   (1,821,357)




CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of Common Stock                           35,192             -        140,085      866,403    10,714,149
    Proceeds from issuance of Preferred Stock                             -             -              -            -    23,688,522
    Proceeds from issuance of notes payable                               -        39,625              -       39,625     2,838,681
    Principal payments on notes payable                              (3,555)         (424)        (7,024)        (424)   (1,709,671)
                                                                -----------   -----------   ------------   ----------   -----------
Net cash provided by financing activities                            31,637        39,201        133,061      905,604    35,531,681
Net increase (decrease) in cash and cash equivalents             (4,719,441)   (1,191,545)    (8,014,465)  (1,850,358)    3,060,437
Cash and cash equivalents at beginning of period                  7,779,878     3,531,045     11,074,902    4,189,858             -
                                                                -----------   -----------   ------------   ----------   -----------
Cash and cash equivalents at end of period                      $ 3,060,437  $  2,339,500   $  3,060,437  $ 2,339,500  $  3,060,437
                                                                ===========   ===========   ============  ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    Reduction of debt due to final payment, in stock,
       of FTI Acquisition                                      $         -   $          -   $     93,812  $         -
    Excess of FMV over Grant Price of Options
       Granted to Directors                                    $ 2,428,125   $          -   $  2,428,125  $         -

                      The accompanying notes are an integral part of these consolidated financial statements.

                                 ZONAGEN, INC.
                         (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)

NOTE 1  --  Organization and Operations

        Zonagen, Inc., a Delaware corporation, (together with its subsidiary, the "Company"), was organized on August 20, 1987 (Inception) and is a biopharmaceutical company in the development stage engaged in the research, development and marketing of products which address conditions and diseases associated with the human reproductive system. The products under development include Vasomax(TM), an oral treatment for male erectile dysfunction, and products for the treatment of urological diseases such as benign prostatic hyperplasia and prostate cancer. The Company is also engaged in the research and development of a therapy for female sexual dysfunction, new approaches to contraception, including zona pellucida-based vaccines in collaboration with Schering AG and an adjuvant to enhance the effectiveness of vaccines. In addition to its proprietary development activities, the Company markets and distributes a variety of third-party fertility-related products to obstetrics/gynecology, urology and fertility specialists through its wholly-owned subsidiary, Fertility Technologies, Inc. ("FTI"). From Inception through June 30, 1997, the Company has been primarily engaged in research and development and is still in a development stage.

        The Company is a development stage company. Problems, delays, expenses and complications are typically encountered by companies in the development stage, many of which may be beyond the Company's control. These include, but are not limited to, unanticipated problems and costs relating to the development, testing, production and marketing of its products, regulatory approvals and compliance, availability of adequate financing and competition. There can be no assurance that the Company will complete successfully the transition from a development stage company to the successful introduction of commercially viable products. The Company has generated only limited revenue from product sales since inception.

        On July 25, 1997, the Company completed a public offering of Common Stock in which it sold 2,587,500 (consisting of 2,250,000 shares, plus 337,500 shares due to the exercise of the underwriter over allotment option) shares at a price of $30.00 per share. Net proceeds were approximately $72.3 million.

        The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if FDA and other regulatory approvals are obtained. The Company believes that its existing capital resources, including the proceeds of the public offering completed in July 1997, will be sufficient to fund its operations through at least the next twelve months. The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's preclinical and

                                 ZONAGEN, INC.
                         (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)


clinical activities; whether the Company is able to successfully conclude a collaborative agreement for the marketing of Vasomax(TM); the progress of the Company's future collaborative research, manufacturing, marketing, or other funding arrangements; the costs and timing of seeking regulatory approvals of the Company's products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if the results of its current or future clinical trials are not favorable. The Company is seeking a collaborative agreement with respect to Vasomax(TM) and may seek additional funding through other corporate collaborations and financing vehicles. There can be no assurance that the Company will successfully enter into such an agreement with respect to Vasomax(TM) or that any other such funding will be available to the Company on favorable terms or at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock.

NOTE 2  --  STOCKHOLDERS' EQUITY

Series B Convertible Preferred Stock

        On October 11, 1996, the Company completed the final closing of its private placement of Series B Convertible Preferred Stock ("Series B Preferred Stock"). The aggregate offering consisted of 1,692,500 shares of Series B Preferred Stock at a price of $10.00 per share, with net proceeds of approximately $14.4 million.

        From January 1, 1997, through June 30, 1997, 909,522 shares of Series B Preferred Stock have been converted into 1,372,783 shares of Common Stock. Through June 30, 1997, 1,087,116 shares of Series B Preferred Stock had been converted into 1,640,841 shares of Common Stock. Through August 1, 1997, 1,270,792 shares of Series B Preferred Stock had been converted into 1,918,114 shares of Common Stock.

                                 ZONAGEN, INC.
                         (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)


        Effective July 25, 1997, the conversion rate of the Series B Preferred Stock has been adjusted to 1.53 shares of Common Stock for each share of Series B Preferred Stock from 1.5094 shares of Common Stock for each share of Series B Preferred Stock. This adjustment was required because the price at which shares of Common Stock were sold to the public in the recently completed Offering ($30.00 per share) was less than the closing bid price of Common Stock on the date of the Offering ($31.50 per share).

Common Stock

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

        On July 25, 1997, the Company completed a public offering of Common Stock in which it sold 2,587,500 (consisting of 2,250,000 shares, plus 337,500 shares due to the exercise of the underwriter over allotment option) shares at a price of $30.00 per share. Net proceeds were approximately $72.3 million.

Warrants

        During the first quarter of 1997, warrants to purchase an aggregate of 12,228 shares of Common Stock were exercised for total proceeds of $44,387 at a price of $3.63 per share. Additionally, during the second quarter of 1997, warrants to purchase an aggregate of 2,893 shares of Common Stock were exercised for total proceeds of $18,392 at a price of $11.00 per share.

        During the first quarter of 1997, the Company issued an aggregate of 70,112 shares of Common Stock upon the cashless exercise of Series A Preferred Stock warrants to purchase an aggregate of 92,472 shares of Common Stock. Additionally, during the second quarter of 1997, the Company issued an aggregate of 8,672 shares of Common Stock upon the cashless exercise of Series A Preferred Stock warrants to purchase an aggregate of 10,800 shares of Common Stock. Such warrants were originally exercisable for shares of the Company's Series A Convertible Preferred Stock ("Series A Preferred Stock") that were issued in connection with the Company's private placement of Series A Preferred Stock in October 1995. The warrants became exercisable for shares of Common Stock in lieu of Series A Preferred Stock as a result of the mandatory conversion of the Series A Preferred Stock effected in November 1996.

        During the second quarter of 1997, the Company issued an aggregate of 4,380 shares of Common Stock upon the cashless exercise of Series B Preferred Stock warrants and concurrent conversion of the Series B Preferred Stock issuable upon exercise of such warrants. The warrants

                                 ZONAGEN, INC.
                         (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)



that were exercised entitled the holders to purchase an aggregate of 4,375 shares of Series B Preferred Stock, convertible into 6,603 shares of Common Stock.

NOTE 3  --  STOCK OPTIONS

        The Company records and amortizes over the related vesting periods deferred compensation representing the difference between the exercise price of options granted and the deemed fair market value of the Common Stock at the time of grant. In December 1996, the Company established a new nonemployee director stock option plan and a committee of the Board of Directors approved the grant of options under the plan entitling the Company's nonemployee directors to purchase and aggregate of 175,000 shares of Common Stock at an exercise price of $8.38 per share which was the closing price on the date approved by the committee. The grants were contingent upon stockholder approval of the new nonemployee director option plan. For purposes of determining the amount of any deferred compensation, such options were deemed granted upon stockholder approval, which was received at the Company's Annual Meeting of Stockholders on June 18, 1997. The Company recorded deferred compensation of $2.4 million in the quarter ending June 30, 1997 based upon the difference between the fair market value of the Common Stock of $22.25 per share (the last sale price of the Common Stock as reported by The NASDAQ Small Cap Market) on the deemed grant date and the exercise price of the options. The deferred compensation will be amortized and recorded as compensation expense over the five year vesting period. In addition, options to purchase an aggregate of 12,500 shares granted to an employee and a consultant at a weighted average exercise price of $6.64 per share vest based upon the achievement of certain performance criteria. The Company will record compensation expense to the extent the fair market value of such options at the time such performance criteria are met exceeds the exercise price. Compensation expense related to the options for 10,000 shares granted to the employee will be recorded at each reporting period prior to the achievement of milestones based on the vesting period of the options and the amount by which the fair market value exceeds the exercise price on the financial statement date.

        During the first quarter of 1997, the Company issued an aggregate 19,473 shares of Common Stock to current and former consultants and employees, upon the exercise of stock options for total proceeds of $60,511 at prices ranging from $0.04 to $7.25 per share. Additionally, during the second quarter of 1997, the Company issued an aggregate 2,800 shares of Common Stock to current and former consultants and employees, upon the exercise of stock options for total proceeds of $16,800 at prices ranging from $5.50 to $7.25 per share.

        On February 5, 1997 the Company issued 5,000 shares of Common Stock to a consultant, upon the exercise of stock options granted during 1996.

                                 ZONAGEN, INC.
                         (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)

NOTE 4  --  AGREEMENTS

        In April 1994, the Company entered into an assignment agreement (the "Gamogen Agreement") with Gamogen, Inc. ("Gamogen") and Dr. Adrian Zorgniotti pursuant to which the Company acquired the rights to a technology for the treatment of male impotence, including the assignment of rights to a U.S. patent application. In consideration for the assignment of the subject technology, the Company provided Gamogen with a cash payment of $100,000 in 1994. As consideration for Gamogen's agreement not to compete, the Company delivered in Common Stock $200,000 which equated to 19,512 shares of the Company's Common Stock in April 1996. Pursuant to the Gamogen Agreement, Gamogen is to receive a predetermined royalty, based on the aggregate net sales of any product developed from the subject technology. In addition, the Company is required to conduct $100,000 per year of research through 1997 in the area of male impotency. The Company has a right of first negotiation to purchase or exclusively license improvements to any royalty-bearing product or competing product developed by Gamogen.

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

        During 1996, the Company entered into several agreements with contract research organizations and other organizations that will provide the Company with services relating to the U.S. clinical development of Vasomax(TM), the Company's oral treatment for male impotency. The Company may terminate these agreements upon written notification and payment of expenses incurred prior to termination. Upon continued success of the U.S. Vasomax(TM) clinical program, it is anticipated that the Company could spend in excess of $15.0 million in 1997 to continue the U.S. clinical development program.

                                 ZONAGEN, INC.
                         (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)

NOTE 5  --  Net Loss Per Share

        In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Zonagen will adopt the provisions of the new statement, changing from its current method of accounting for net loss per share as set forth in APB Opinion No. 15, for interim and annual periods ending after December 15, 1997. Adoption of Statement No. 128 will require retroactive revision of the presentation of net loss per share in historical financial statements. The Company's net loss per share presented in the accompanying financial statements as calculated under the provisions of APB Opinion No. 15 are the same as those had basic net loss per share under Statement No. 128 been presented. Additionally, net loss per share as presented herein are also the same as those had diluted net loss per share under the provisions of Statement No. 128 been presented, since the Company's outstanding stock options would not have been included in the calculation because their effect would have been anti-dilutive.

NOTE 6  --  SUBSEQUENT EVENT

The Company completed a public offering of Common Stock on July 25, 1997.  See
Note 2. If the offering had been completed by June 30, 1997 the unaudited balance sheet would look as follows:

                                                PROFORMA
                             June 30, 1997   JUNE 30, 1997
                             --------------  --------------
                              (Unaudited)     (Unaudited)

Cash and Cash Equivalents       $3,060,437     $75,360,437
Total Assets                    $5,818,883     $78,118,883
Total Liabilities               $3,162,300     $ 3,162,300
Total Stockholders' Equity      $2,656,583     $74,956,583


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act. Such statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated in such forward-looking statements.

OVERVIEW

        Zonagen, Inc. (the "Company") is a biopharmaceutical company in the development stage engaged in the research, development and marketing of products which address conditions and diseases associated with the human reproductive system. In addition to its proprietary development activities, the Company markets and distributes a variety of third-party fertility-related products to obstetrics/gynecology, urology and fertility specialists through its wholly owned subsidiary, Fertility Technologies, Inc. ("FTI"). The Company's objective is to become a leading provider of innovative products and services for the management of reproductive health.

        The Company has recently completed two pivotal Phase 3 clinical trials in the United States of its lead product candidate, Vasomax(TM), an oral treatment for male erectile dysfunction. The Company has dedicated a substantial portion of its resources over the last several years to the development of Vasomax(TM). The Company's future prospects are substantially dependent on approval by the FDA and the successful commercialization of Vasomax(TM).

        Substantially all of the Company's revenues are derived from sales of third-party fertility-related products by FTI. The Company acquired FTI in 1994 to enter the market for female reproductive healthcare products and services. Revenues from FTI will not be sufficient to fund the Company's planned operations.

        The Company's general research and development expenses as well as its selling, general and administrative expenses, have remained relatively constant with the corresponding periods during the prior years. During the remainder of 1997, the Company anticipates hiring additional professionals to strengthen its current management team, to assist in achieving the Company's goals.

        As of June 30, 1997, the Company had an accumulated deficit of $35.6 million. There can be no assurance that the Company will be able to complete successfully, the transition from a development stage company to the successful introduction of commercially viable products. The Company's ability to achieve profitability will depend, among other things, on successfully completing the development of its products, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others which possess such capabilities, and raising sufficient funds to finance its activities. There can be no assurance that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

        Revenues. Total revenues increased 25% to $847,000 for the quarter ended June 30, 1997 as compared to $676,000 for the same period in the prior year. Product sales, substantially all of which were derived from FTI, increased 22% to $780,000 in the quarter ended June 30, 1997 as compared to $640,000 for the same period in the prior year. The increase was due primarily to the introduction of a new product line and continued growth in other product lines. Interest revenues increased 86% to $67,000 for the quarter ended June 30, 1997 as compared to $36,000 for the same period in the prior year. The increase was due primarily to increased cash balances as a result of a private placement completed in October 1996.

        Cost of Products Sold. Cost of products sold increased 13% to $497,000 for the quarter ended June 30, 1997 as compared to $439,000 for the same period in the prior year. Gross margin from product sales remained relatively constant at approximately 30%.

        Research and Development Expenses. Total research and development ("R&D") expenses increased 309% to $4.5 million for the quarter ended June 30, 1997 as compared to $1.1 million for the same period in the prior year. The increase was due primarily to the additional costs associated with the development of Vasomax(TM). Expenses associated with the development of Vasomax(TM) increased 525% to approximately $3.9 million during the quarter ended June 30, 1997 as compared to approximately $624,000 during the same period in the prior year. General R&D expenses increased 20% to approximately $563,000 as compared to $466,000 during the same period in the prior year. This was primarily due to an increase in new hires, salary adjustments and the addition of clinical trials product liability coverage. The Company expects its research and development expenses to increase during the remainder of 1997 and for at least the next several years.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 14% to $718,000 during the quarter ended June 30, 1997 from $628,000 in the second quarter of 1996. The increase was primarily due to payments made for financial advisory services.

        Interest Expense and Amortization of Intangibles. Interest expense and amortization of intangibles remained relatively constant in the second quarter 1997 as compared to 1996. The Company recorded $55,000 of amortization during the second quarter of 1997 related to the excess of cost over fair value of tangible assets associated with the acquisition of FTI.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

        Revenues. Total revenues increased 20% to $1.8 million for the six months ended June 30, 1997 as compared to $1.5 million for the same period in the prior year. Product sales, substantially all of which were derived from FTI, increased 14% to $1.6 million in the six months ended June 30, 1997 as compared to $1.4 million for the same period in the prior year. The increase was due primarily to increased sales efforts of the Company's instruments product line as well as the introduction of a new product line and continued growth in other product lines. Interest revenues increased 116% to $188,000 for the six months ended June 30, 1997 as compared to $87,000 for the same period in the prior year. The increase was due primarily to additional cash on hand from the Company's private placement completed in October 1996.

        Cost of Products Sold. Cost of products sold increased 15% to $1.1 million for the quarter ended June 30, 1997 as compared to $956,000 for the same period in the prior year. Gross margin from product sales remained relatively constant at 30%.

        Research and Development Expenses. Total research and development ("R&D") expenses increased 269% to $8.5 million for the six months ended June 30, 1997 as compared to $2.3 million for the same period in the prior year. The increase was due primarily to the additional costs associated with the development of Vasomax(TM). Expenses associated with the development of Vasomax(TM) increased 500% to approximately $7.2 million during the six months ended June 30, 1997 as compared to approximately $1.2 million during the same period in the prior year. General R&D expenses remained relatively constant at $1.1 million as compared to the same period in the prior year.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 8% to $1.3 million for the six months ended June 30, 1997 as compared to $1.2 million for the same period in the prior year.

        Interest and Amortization of Intangibles. Interest expense and amortization of intangibles remained relatively constant in the six months ended June 30, 1997 as compared to the same period in 1996. The Company recorded approximately $109,000 of amortization during the six months ended June 30, 1997 related to the excess of cost over fair value of tangible assets associated with the acquisition of FTI.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company has financed its operation primarily with proceeds from the private placement and public offering of equity securities. In April 1993, the Company received net proceeds of approximately $7.0 million from its initial public offering. In December 1993, the Company received net proceeds of $2.5 million from the sales of Common Stock to an affiliate of Schering AG in connection with the Company's collaboration with Schering AG. In October 1995, the Company received net proceeds of $5.3 million from the private placement of Series A Preferred Stock. In September and October 1996, the Company received aggregate net proceeds of $14.4 million from the private placement of Series B Preferred Stock. In July 1997, the Company received net proceeds of approximately $72.3 million from a public offering of Common Stock.

        The Company used net cash of $4.7 million for operating activities in the three months ended June 30, 1997 as compared to $859,000 in the three months ended June 30, 1996. The Company used net cash of $8.0 million for operating activities for the six months ended June 30, 1997 as compared to $2.3 million for the six months ended June 30, 1996. The Company had cash and cash equivalents of $3.1 million at June 30, 1997, prior to its receipt of the $72.3 million net proceeds of the public offering completed July 1997 and approximately $74.7 million as of July 31, 1997. The increased use of cash for the three months and six months ended June 30, 1997 was primarily due to the increase in expenses related to the clinical development of Vasomax(TM). The Company currently anticipates spending in excess of $15.0 million in connection with its U.S. clinical development program for Vasomax(TM) during 1997.

        The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if FDA and other regulatory approvals are obtained. The Company believes that its existing capital resources, including the proceeds of the public offering completed in July 1997, will be sufficient to fund its operations through at least the next twelve months. The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's preclinical and clinical activities; whether the Company is able to successfully conclude a collaborative agreement for the marketing of Vasomax(TM); the progress of the Company's future collaborative research, manufacturing, marketing, or other funding arrangements; the costs and timing of seeking regulatory approvals of the Company's products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if the results of its current or future clinical trials are not favorable. The Company is seeking a collaborative agreement with respect to Vasomax(TM) and may seek additional funding through other corporate collaborations and financing vehicles. There can be no assurance that the Company will successfully enter into such an agreement with respect to Vasomax(TM) or that any other such funding will be available to the Company on favorable terms or at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock.

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

        The trial court granted partial summary judgment in favor of the Company and the other defendants in connection with the action, and appeal by Dunbar is presently pending. As a result of the rulings, in the trial court, Dunbar is unable to rescind the assignment of the patent rights and is left only with ancillary claims regarding the Company's alleged conversion of her ideas relating to endometriosis and ovarian cancer. The Company believes the ancillary claims are without merit, and that Dunbar's appeal of the summary judgment will be unsuccessful.

        The Company is involved in certain other litigation matters which it believes will not have a material adverse effect on the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of the Company's Stockholders was held on June 18, 1997 to consider and vote upon the following proposals:

                (i) Election of Directors. The following individuals were nominated and elected as directors, with the following number of shares voted for and withheld with respect to each director.


                                          For      Withheld
                                       ---------   --------
                Martin P. Sutter       6,740,722     6,850
                Joseph S. Podolski     6,740,722     6,850
                Steven Blasnik         6,740,722     6,850
                James L. Currie        6,740,722     6,850
                Timothy McInerney      6,740,722     6,850
                David B. McWilliams    6,740,722     6,850
                David W. Ortlieb       6,740,722     6,850
                Allan D. Rudzik        6,740,722     6,850

                (ii) Approval of the Company's 1996 Nonemployee Directors' Stock Option Plan

                  For   3,862,025    Against  239,992  Abstain  174,329
                        ---------             --------          -------


                (iii) Approval of the Appointment of Arthur Andersen L.L.P. as the Company's independent public accountants for 1997.

                  For   6,696,189    Against  37,222  Abstain  11,925
                        ---------             ------           ------


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a.  Exhibits
               --------

               Exhibit No.          Identification of Exhibit
               -----------          -------------------------

                   10.1        1996 Nonemployee Director's Stock Option Plan

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


                                 ZONAGEN, INC.


Date:  August 5, 1997
                              By: /s/ Joseph S. Podolski
                                 ----------------------------
                                 Joseph S. Podolski
                                 President and
                                 Chief Executive Officer
                                 (Principal Executive Officer)

Date:  August 5, 1997
                              By  /s/ Louis Ploth
                                 ---------------------
                                 Louis Ploth
                                 Vice President of Business Development and
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)