Form 10-Q
period 1997-09-30
ZONAGEN INC
filed 1997-11-14
CIK 897075

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                            Yes [X]  No[_]

As of November 7, 1997 there were outstanding 11,542,603 shares of Common Stock, par value $.001 per share, of the Registrant.

                                 ZONAGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   For the Quarter Ended September 30, 1997


                                     INDEX


                                                                            Page
                                                                            ----

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS                                 3

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  4

         Consolidated Balance Sheets:  September 30, 1997 (Unaudited)
         and December 31, 1996                                                 5

         Consolidated Statements of Operations:  For the three months ended September 30, 1997 and 1996, nine months ended
         September 30, 1997 and 1996 and from Inception (August 20, 1987)
         through September 30, 1997 (Unaudited)                                6

         Consolidated Statements of Cash Flows: For the three months ended September 30, 1997 and 1996, nine months ended September 30, 1997 and 1996 and from Inception (August 20, 1987) through
         September 30, 1997 (Unaudited)                                        7

         Notes to Consolidated Financial Statements                            8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            13


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    17

Item 5.  Other Information                                                    17

Item 6.  Exhibits and Reports on Form 8-K                                     18

SIGNATURES                                                                    19

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

                        PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as amended.

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                                  September 30,       December 31,
                                                                        1997               1996
                                                                  ----------------   ----------------
                     ASSETS                                          (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                     $ 70,188,963       $ 11,074,902
     Accounts receivable                                                493,178            420,149
     Accrued interest receivable                                        285,961             47,904
     Product inventory                                                  195,793            174,073
     Deposits and other current assets                                  174,826             93,319
                                                                   ------------       ------------
        Total current assets                                         71,338,721         11,810,347

LAB EQUIPMENT, FURNITURE AND LEASEHOLD
     IMPROVEMENTS, net of accumulated depreciation
     and amortization of $794,780 and $706,351, respectively            427,316            311,093

EXCESS OF COST OVER FAIR VALUE OF TANGIBLE ASSETS ACQUIRED,
     net of accumulated amortization of $603,206 and
     $446,080, respectively                                             846,203          1,003,329

OTHER ASSETS, net of accumulated amortization of
    $155,250 and $116,048, respectively                                 758,392            586,991
                                                                   ------------       ------------
        Total assets                                               $ 73,370,632       $ 13,711,760
                                                                   ============       ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                $2,201,401         $1,169,999
     Accrued expenses                                                 1,381,440            867,459
     Current portion of notes payable                                    15,501             80,526
                                                                   ------------       ------------
        Total current liabilities                                     3,598,342          2,117,984
                                                                   ------------       ------------

LONG TERM NOTES PAYABLE                                                   5,031             16,799
                                                                   ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Undesignated Preferred Stock, $.001 par value,
         3,075,000 shares authorized, none issued and
         outstanding                                                          -                  -
     Series B Preferred Stock, $.001 par value,
          1,925,000 shares authorized, 183,498 and
          1,514,906 shares issued and outstanding, respectively             183              1,515
     Common Stock, $.001 par value, 20,000,000 shares
          authorized, 11,253,295 and 6,033,396 shares issued
          and outstanding, respectively                                  11,253              6,033
     Additional paid-in capital                                     113,613,564         38,124,532
     Deferred compensation                                           (2,394,409)          (144,718)
     Deficit accumulated during the development stage               (41,463,332)       (26,410,385)
                                                                   ------------       ------------
        Total stockholders' equity                                   69,767,259         11,576,977
                                                                   ------------       ------------
        Total liabilities and stockholders' equity                 $ 73,370,632       $ 13,711,760
                                                                   ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                                                 FROM INCEPTION
                                      THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,      (AUGUST 20, 1987)
                                      ------------------------------       --------------------------------             TO
                                           1997              1996                1997               1996        SEPTEMBER 30, 1997
                                      ------------      ------------       -------------      -------------       -------------
REVENUES
   Product sales                      $    855,312      $    686,045       $   2,457,147      $   2,065,565       $   9,118,366
   Licensing fee                                 -                 -                   -                  -             250,000
   Interest income                         734,116            18,810             922,004            106,155           1,814,703
                                      ------------      ------------       -------------      -------------       -------------
     Total revenues                      1,589,428           704,855           3,379,151          2,171,720          11,183,069

COSTS AND EXPENSES
   Cost of products sold                   584,720           463,706           1,652,563          1,419,821           6,471,739
   Research and development              6,084,613         1,916,249          14,580,030          4,169,515          33,347,954
   Selling, general and administrative     720,117           629,584           2,035,626          1,864,975          11,438,861
   Interest expense and amortization
    of intangibles                          55,290            52,375             163,879            160,540           1,024,464
                                      ------------      ------------       -------------      -------------       -------------
     Total costs and expenses            7,444,740         3,061,914          18,432,098          7,614,851          52,283,018

Loss from continuing operations         (5,855,312)       (2,357,059)        (15,052,947)        (5,443,131)        (41,099,949)
Loss from discontinued operations                -                 -                   -                  -            (288,104)
Loss on disposal                                 -                 -                   -                  -             (75,279)
                                      ------------      ------------       -------------      -------------       -------------
NET LOSS                              $ (5,855,312)     $ (2,357,059)      $ (15,052,947)     $  (5,443,131)      $ (41,463,332)
                                      ------------      ------------       -------------      -------------       -------------
Loss Per Common Share:                      ($0.57)           ($0.47)             ($1.82)            ($1.14)
                                      ============      ============       =============      =============

Weighted Average Common Shares
   used in computing loss per
   Common Share                         10,307,576         5,031,243           8,270,676          4,780,686




The accompanying notes are an integral part of these consolidated financial statements.

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                                   From Inception
                                            Three Months Ended September 30,   Nine Months Ended September 30,    (August 20, 1987)
                                            --------------------------------   -------------------------------         through
                                                   1997             1996            1997               1996      September 30, 1997
                                            -------------     --------------   --------------    -------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                       $  (5,855,312)   $   (2,357,059)   $  (15,052,947)   $   (5,443,131)  $  (41,463,332)
Loss on disposal of discontinued
  operations                                               -                 -                 -                 -           75,279
Adjustments to reconcile net loss
  to net cash used in operating
  activities
     Financing costs                                       -                 -                 -                 -          315,984
     Depreciation and amortization                    95,946            95,653           284,756           262,459        1,503,702
     Options granted                                 135,094            20,192           178,439           284,805          406,236
     Common stock issued for agreement
        not to compete                                     -                 -                 -                 -          199,997
     Series B Preferred Stock issued for
       consulting service                                  -                 -                 -                 -           17,999
Changes in operating assets and liabilities
(net effects of purchase of businesses in
   1988 and 1994):
     (Increase) decrease in receivables             (399,240)          (94,761)         (311,086)          (74,259)        (465,048)
     (Increase) decrease in inventory                (34,831)           73,830           (21,720)           59,880           85,735
     (Increase) decrease in prepaid expenses
       and other current assets                      163,104          (422,411)          (81,507)         (596,290)        (142,488)
     (Decrease) increase in accounts payable
        and accrued expenses                         444,717           438,886         1,573,070           967,187        3,365,528
                                               -------------    --------------    --------------    --------------   --------------
Net cash used in operating activities             (5,450,522)       (2,245,670)      (13,430,995)       (4,539,349)     (36,100,408)

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                            (93,884)          (53,698)         (210,602)         (154,791)      (1,121,301)
     Purchase of technology rights and other
       assets                                       (154,318)          154,455          (204,652)         (206,760)        (875,674)
     Cash acquired in purchase of FTI                      -                 -                 -                 -            2,695
     Proceeds from sales of subsidiary, less
       $12,345 for operating losses during
       1990 phase-out period                               -                 -                 -                 -          137,646
     Increase in net assets held for disposal              -                 -                 -                 -         (212,925)
                                               -------------    --------------    --------------    --------------   --------------
Net cash provided by (used in) investing
     activities                                     (248,202)          100,757          (415,254)         (361,551)      (2,069,559)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of Common Stock       72,830,894             4,073        72,970,978           870,706       83,545,042
     Proceeds from issuance of Preferred Stock             -         9,740,060                 -         9,739,855       23,688,522
     Proceeds from issuance of notes payable               -                 -                 -            39,625        2,838,681
     Principal payments on notes payable              (3,644)           (4,616)          (10,668)           (5,040)      (1,713,315)
                                               -------------    --------------    --------------    --------------   --------------
Net cash provided by financing activities         72,827,250         9,739,517        72,960,310        10,645,146      108,358,930
NET INCREASE IN CASH AND CASH EQUIVALENTS         67,128,526         7,594,604        59,114,061         5,744,246       70,188,963
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                           3,060,437         2,339,500        11,074,902         4,189,858                -
                                               -------------    --------------    --------------    --------------   --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $  70,188,963    $    9,934,104    $   70,188,963    $    9,934,104   $   70,188,963
                                               =============    ==============    ==============    ==============   ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     Reduction of debt due to final payment,
       in stock, of FTI Acquisition            $           -    $            -    $       93,812    $            -
     Excess of FMV over Grant Price of Options
       Granted to Directors                    $   2,428,125    $            -    $    2,428,125    $            -

The accompanying notes are an integral part of these consolidated financial statements.

                                 ZONAGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                  (Unaudited)


NOTE 1  --  Organization and Operations

     Zonagen, Inc., a Delaware corporation (together with its subsidiary, the "Company"), was organized on August 20, 1987 (Inception) and is a biopharmaceutical company in the development stage engaged in the research, development and marketing of products which address conditions and diseases associated with the human reproductive system. The products under development include VasomaxTM, an oral treatment for male erectile dysfunction, and products for the treatment of urological diseases such as benign prostatic hyperplasia and prostate cancer. The Company is also engaged in the research and development of a therapy for female sexual dysfunction, new approaches to contraception, including zona pellucida-based vaccines in collaboration with Schering AG, and an adjuvant to enhance the effectiveness of vaccines. In addition to its proprietary development activities, the Company markets and distributes a variety of third-party fertility-related products to obstetrics/gynecology, urology and fertility specialists through its wholly-owned subsidiary, Fertility Technologies, Inc. ("FTI"). From Inception through September 30, 1997, the Company has been primarily engaged in research and development and is still in the development stage.

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

     On July 25, 1997, the Company completed a public offering of Common Stock in which it sold 2,587,500 shares of Common Stock (including the shares issued pursuant to the exercise of the underwriters' over allotment option) at a price of $30.00 per share. The net proceeds of the public offering were approximately $72.2 million. The Company received further proceeds of $789,000 during the nine months ended September 30, 1997 from the issuance of Common Stock as a result of stock option and warrant exercises.

     The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if FDA and other regulatory approvals are obtained. The Company believes that its existing capital resources will be sufficient to fund its operations through at least the end of 1998. The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the

                                 ZONAGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                  (Unaudited)

Company's preclinical and clinical activities; whether the Company is able to successfully conclude a collaborative agreement for the marketing of VasomaxTM; the progress of the Company's future collaborative research, manufacturing, marketing, or other funding arrangements; the costs and timing of seeking regulatory approvals of the Company's products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if the results of its current or future clinical trials are not favorable. The Company is seeking a collaborative agreement with respect to VasomaxTM and may seek additional funding through other corporate collaborations and financing vehicles. There can be no assurance that the Company will successfully enter into such an agreement with respect to VasomaxTM or that any other such funding will be available to the Company on favorable terms or at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock.

NOTE 2  --  STOCKHOLDERS' EQUITY

Series B Convertible Preferred Stock

     In September 1996, the Company authorized 1,925,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock"). The Company sold an aggregate of 1,692,500 shares of Series B Preferred Stock in September and October 1996 at a price of $10.00 per share, from which it received net proceeds of approximately $14.4 million.

     From the original issuance of the Series B Preferred Stock through September 30, 1997, an aggregate of 1,509,002 shares of Series B Preferred Stock were converted into 2,282,574 shares of Common Stock. From January 1, 1997, through September 30, 1997, 1,331,408 shares of Series B Preferred Stock were converted into 2,014,516 shares of Common Stock. During the third quarter of 1997, 421,886 shares of Series B Preferred Stock were converted into 641,733 shares of Common

                                 ZONAGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                  (Unaudited)


Stock. An aggregate of 183,498 shares of Series B Preferred Stock, convertible in to 280,752 shares of Common Stock, remained outstanding as of September 30, 1997.

     Effective July 25, 1997, the conversion rate of the Series B Preferred Stock was adjusted to 1.53 shares of Common Stock from 1.5094 shares of Common Stock for each share of Series B Preferred Stock that remained outstanding as of such date. The adjustment was required under the terms of the Certificate of Designation of the Preferred Stock because the price at which shares of Common Stock were sold to the public in the July 25, 1997 Offering ($30.00 per share) was less than the closing bid price of Common Stock on such date ($31.50 per share).

     On October 6, 1997, the Company exercised its right to cause the mandatory conversion of the Series B Preferred Stock, with the result that all such shares not previously converted were converted into Common Stock effective October 31, 1997.

Common Stock

     On July 25, 1997, the Company completed a public offering of Common Stock in which it sold 2,587,500 shares of Common Stock (including the shares issued pursuant to the exercise of the underwriters' over allotment option) at a price of $30.00 per share. The net proceeds of the public offering were approximately $72.2 million.

Warrants

     During the third quarter of 1997, the Company issued an aggregate of 2,510 shares of Common Stock upon the cashless exercise of Series A Preferred Stock warrants to purchase an aggregate of 2,891 shares of Common Stock. Also, during the third quarter of 1997, (i) warrants to purchase an aggregate of 10,140 shares of Common Stock were exercised for total proceeds of $31,123 at a price of $3.07 per share, and (ii) 10,000 Series B Preferred Stock warrants were exercised and converted to purchase an aggregate of 15,094 shares of Common Stock for total proceeds of $110,000. As of September 30, 1997 there were (i) 18,391 Series A Preferred Stock warrants outstanding exercisable for an aggregate of 50,734 shares of Common Stock, (ii) 153,500 Series B Preferred Stock warrants outstanding exercisable for an aggregate of 234,855 shares of Common Stock and (iii) Common Stock warrants outstanding exercisable for an aggregate of 22,000 shares of Common Stock

NOTE 3  --  STOCK OPTIONS

     The Company records and amortizes over the related vesting periods deferred compensation representing the difference between the exercise price of options granted and the deemed fair market value of the Common Stock at the time of grant. In December 1996, the Company established a new nonemployee director stock option plan under which the Company's nonemployee directors were granted options to purchase and aggregate of 175,000 shares of

                                 ZONAGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                  (Unaudited)

Common Stock at an exercise price of $8.38 per share, the closing price on the date the plan was approved. The grant of such options was made contingent upon stockholder approval of the new nonemployee director option plan. For purposes of determining the amount of any deferred compensation, such options were deemed granted upon stockholder approval, which was received at the Company's Annual Meeting of Stockholders on June 18, 1997. The Company recorded deferred compensation of $2.4 million in the quarter ending September 30, 1997 based upon the difference between the fair market value of the Common Stock of $22.25 per share (the last sale price of the Common Stock as reported by The Nasdaq Small Cap Market) on the deemed grant date and the exercise price of the options. The deferred compensation will be amortized and recorded as compensation expense over the five year vesting period. In addition, options to purchase an aggregate of 12,500 shares granted to an employee and a consultant at a weighted average exercise price of $6.64 per share vest based upon the achievement of certain performance criteria. The Company will record compensation expense to the extent the fair market value of such options at the time such performance criteria are met exceeds the exercise price. Compensation expense related to the options for 10,000 shares granted to the employee will be recorded at each reporting period prior to the achievement of milestones based on the vesting period of the options and the amount by which the fair market value exceeds the exercise price on the financial statement date.

     During the third quarter of 1997, the Company issued an aggregate 139,072 shares of Common Stock to current and former consultants and employees, upon the exercise of stock options for total proceeds of $504,923 at prices ranging from $0.04 to $22.25 per share.

NOTE 4  --  AGREEMENTS

     In April 1994, the Company entered into an assignment agreement (the "Gamogen Agreement") with Gamogen, Inc. ("Gamogen") and Dr. Adrian Zorgniotti pursuant to which the Company acquired the rights to a technology for the treatment of male impotence, including the assignment of rights to a U.S. patent application. In consideration for the assignment of the subject technology, the Company provided Gamogen with a cash payment of $100,000 in 1994. As consideration for Gamogen's agreement not to compete, the Company agreed to deliver shares of Common Stock in April 1996 valued at $200,000, which resulted in the issuance of 19,512 shares of the Company's Common Stock based on the fair market value of the Common Stock when such shares were delivered. Under the original terms of the Gamogen Agreement, Gamogen was to receive a predetermined royalty, based on the aggregate net sales of any product developed from the subject technology. In addition, the Company was required to conduct $100,000 per year of research through 1997 in the area of male impotency. The Company has a right of first negotiation to purchase or exclusively license improvements to any royalty-bearing product or competing product developed by Gamogen.

                                 ZONAGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                  (Unaudited)

     On January 24, 1997, the Company signed an amendment to the Gamogen Agreement. The amendment provided the Company with an option, exercisable until January 24, 2000, to purchase Gamogen's rights to receive royalties under the Gamogen Agreement upon payment of a specified option price. The Company made an initial payment of $75,000 upon execution of the amendment and was required to make additional payments to maintain the option of $150,000 each year through 1999 or until the final purchase was completed. The final option price, inclusive of amended payments previously made, ranged from $750,000 due by January 24, 1998 up to $1,750,000 due by January 24, 2000, depending upon when the option was exercised. During July 1997, the Company made its second payment of $75,000 to maintain the option under the amendment. On September 30, 1997, the Company exercised the option early, resulting in the termination of its obligations with respect to royalties under the original Gamogen Agreement, pursuant to an agreement with Gamogen whereby the Company made a final cash payment of $558,000 (reduced from the $600,000 payment originally contemplated by the amendment).

     During 1996, the Company entered into several agreements with contract research organizations and other organizations that will provide the Company with services relating to the U.S. clinical development of VasomaxTM, the Company's oral treatment for male impotency. The Company may terminate these agreements upon written notification and payment of expenses incurred prior to termination.

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

     On October 6, 1997, the Company exercised its right to cause the mandatory conversion of its Series B Preferred Stock, with the result that all such shares not previously converted were converted into Common Stock effective October 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act. Such statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated in such forward-looking statements. See "Statement Regarding Forward-Looking Statements" included elsewhere in this Quarterly Report on Form 10-Q.

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

     During the second quarter 1997, the Company completed two pivotal Phase 3 clinical trials in the United States of its lead product candidate, VasomaxTM, an oral treatment for male erectile dysfunction. The Company has dedicated a substantial portion of its resources over the last several years to the development of VasomaxTM. The Company's future prospects are substantially dependent on approval by the FDA and the successful commercialization of VasomaxTM.

     Substantially all of the Company's revenues are derived from sales of third-party fertility-related products by FTI and interest income. The Company acquired FTI in 1994 to enter the market for female reproductive healthcare products and services. Revenues from FTI will not be sufficient to fund the Company's planned operations.

     As of September 30, 1997, the Company had an accumulated deficit of $41.5 million. There can be no assurance that the Company will be able to complete successfully, the transition from a development stage company to the successful introduction of commercially viable products. The Company's ability to achieve profitability will depend, among other things, on successfully completing the development of its products, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others which possess such capabilities, and raising sufficient funds to finance its activities. There can be no assurance that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     Revenues. Total revenues increased 127% to $1.6 million for the quarter ended September 30, 1997 as compared to $705,000 for the same period in the prior year. Product sales, substantially all of which were derived from FTI, increased 25% to $855,000 in the quarter ended September 30, 1997 as compared to $686,000 for the same period in the prior year. The increase was due to continued growth in a new product line and an increase in the instruments product line. Interest revenues increased to $734,000 for the quarter ended September 30, 1997 as compared to $19,000 for the same period in the prior year. The increase was due to increased cash balances as a result of a public offering completed in July 1997.

     Cost of Products Sold. Cost of products sold increased 26% to $585,000 for the quarter ended September 30, 1997 as compared to $464,000 for the same period in the prior year. The increase was due to increased product sales by FTI. Gross margin from product sales remained relatively constant at approximately 32%.

     Research and Development Expenses. Total research and development ("R&D") expenses increased 221% to $6.1 million for the quarter ended September 30, 1997 as compared to $1.9 million for the same period in the prior year. The increase was due primarily to the additional costs associated with the development of VasomaxTM. Expenses associated with the development of VasomaxTM increased 300% to approximately $5.6 million during the quarter ended September 30, 1997 as compared to approximately $1.4 million during the same period in the prior year. General R&D expenses decreased 10% to approximately $489,000 as compared to $544,000 during the same period in the prior year. This decrease was primarily due to the increased emphasis on the development of VasomaxTM. The Company expects its research and development expenses to increase during the remainder of 1997 and for at least the next several years.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 14% to $720,000 during the quarter ended September 30, 1997 from $630,000 in the second quarter of 1996. The increase was primarily due to nonemployee directors' stock option compensation expense recognized during the third quarter of 1997. The Company expects its selling, general and administrative expenses to increase in the forth quarter of 1997 and thereafter as it hires additional professionals to strengthen its current management team and to assist in achieving the Company's goals.

     Interest Expense and Amortization of Intangibles. Interest expense and amortization of intangibles remained relatively constant in the third quarter 1997 as compared to 1996. The Company recorded $55,000 of amortization during the third quarter of 1997 related to the excess of cost over fair value of tangible assets associated with the acquisition of FTI.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     Revenues. Total revenues increased 54% to $3.4 million for the nine months ended September 30, 1997 as compared to $2.2 million for the same period in the prior year. Product sales, substantially all of which were derived from FTI, increased 19% to $2.5 million in the nine months ended September 30, 1997 as compared to $2.1 million for the same period in the prior year. The increase was due primarily to increased sales efforts of the Company's instruments product line as well as continued growth in other product lines. Interest revenues increased to $922,000 for the nine months ended September 30, 1997 as compared to $106,000 for the same period in the prior year. The increase was due to additional cash on hand from the Company's public offering completed in July 1997.

     Cost of Products Sold. Cost of products sold increased 21% to $1.7 million for the quarter ended September 30, 1997 as compared to $1.4 million for the same period in the prior year. This increase was due to increased product revenues. Gross margin from product sales increased approximately 2% to 33%.

     Research and Development Expenses. Total research and development ("R&D") expenses increased 247% to $14.6 million for the nine months ended September 30, 1997 as compared to $4.2 million for the same period in the prior year. The increase was due primarily to the additional costs associated with the development of VasomaxTM. Expenses associated with the development of VasomaxTM increased 481% to approximately $12.8 million during the nine months ended September 30, 1997 as compared to approximately $2.2 million during the same period in the prior year. General R&D expenses decreased 15% to $1.7 million for the nine months ended September 30, 1997 as compared to $2.0 million for the same period in the prior year. This decrease was primarily due to the increased emphasis on the development of VasomaxTM. The Company expects its research and development expenses to increase during the remainder of 1997 and for at least the next several years.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 5% to $2.0 million for the nine months ended September 30, 1997 as compared to $1.9 million for the same period in the prior year. The increase was primarily due to payments made for financial advisory services in addition to nonemployee directors' stock option compensation expense recognized.

     Interest and Amortization of Intangibles. Interest expense and amortization of intangibles remained relatively constant in the nine months ended September 30, 1997 as compared to the same period in 1996. The Company recorded approximately $164,000 of amortization during the nine months ended September 30, 1997 related to the excess of cost over fair value of tangible assets associated with the acquisition of FTI.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operation primarily with proceeds from the private placement and public offering of equity securities. In April 1993, the Company received net proceeds of approximately $7.0 million from its initial public offering. In December 1993, the Company received net proceeds of $2.5 million from the sales of Common Stock to an affiliate of Schering AG in connection with the Company's collaboration with Schering AG. In October 1995, the Company received net proceeds of $5.3 million from the private placement of Series A Preferred Stock. In September and October 1996, the Company received aggregate net proceeds of $14.4 million from the private placement of Series B Preferred Stock. In July 1997, the Company received net proceeds of approximately $72.2 million from a public offering of Common Stock.

     The Company used net cash of approximately $5.5 million for operating activities in the three months ended September 30, 1997 as compared to approximately $2.2 million in the three months ended September 30, 1996. The Company used net cash of approximately $13.5 million for operating activities for the nine months ended September 30, 1997 as compared to approximately $4.5 million for the nine months ended September 30, 1996. The Company had cash and cash equivalents of approximately $70.2 million at September 30, 1997. The increased use of cash for the three months and nine months ended September 30, 1997 was primarily due to the increase in expenses related to the clinical development of VasomaxTM. The Company currently anticipates spending in excess of $15.0 million in connection with its U.S. clinical development program for VasomaxTM during 1997.

     The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if FDA and other regulatory approvals are obtained. The Company believes that its existing capital resources, including the proceeds of the public offering completed in July 1997, will be sufficient to fund its operations through at least the next twelve months. The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's preclinical and clinical activities; whether the Company is able to successfully conclude a collaborative agreement for the marketing of VasomaxTM; the progress of the Company's future collaborative research, manufacturing, marketing, or other funding arrangements; the costs and timing of seeking regulatory approvals of the Company's products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if the results of its current or future clinical trials are not favorable. The Company is seeking a collaborative agreement with respect to VasomaxTM and may seek additional funding through other corporate collaborations and financing vehicles. There can be no assurance that the Company will successfully enter into such an agreement with respect to VasomaxTM or that any other such funding will be available to the Company on favorable terms or at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock.

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


ITEM 5. OTHER INFORMATION

     The Company intends to submit a New Drug Application (an "NDA") to the United States Food and Drug Administration ("FDA") for Vasomax as promptly as practicable. The timing of the filing of the NDA will depend, in part, upon the results of discussions with the FDA and with potential corporate partners for Vasomax. There can be no assurance that the NDA for Vasomax will be filed on a timely basis or that it will ultimately be approved by the FDA. Certain risks and uncertainties associated with the filing and FDA review of the NDA are described or referenced in "Statement Regarding Forward-Looking Statements" included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits
             --------

             Exhibit No.    Identification of Exhibit
             -----------    -------------------------

             10.1 Amendment No. 2 to Assignment Agreement, dated as of September 30, 1997, between Zonagen, Inc. and Gamogen, Inc.

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


                                       ZONAGEN, INC.


Date:  November 14, 1997
                                       By:  /s/ JOSEPH S. PODOLSKI
                                          ----------------------------
                                            Joseph S. Podolski
                                            President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

Date: November 14, 1997
                                       By:  /s/ Louis Ploth
                                          ----------------------------
                                            Louis Ploth
                                            Vice President of Business
                                            Development and Chief Financial
                                            Officer
                                            (Principal Financial and Accounting
                                            Officer)