Form 10-K
period 1997-12-31
ZONAGEN INC
filed 1998-03-31
CIK 897075

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K
         [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM                  TO
                          COMMISSION FILE NO. 0-21198

                             ---------------------

                                 ZONAGEN, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                76-0233274
   (STATE OR OTHER JURISDICTION OF                   (IRS EMPLOYER
    INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)


   2408 TIMBERLOCH PLACE, SUITE B-4
        THE WOODLANDS, TEXAS                              77380
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

                                (281) 367-5892
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


          SECURITIES REGISTERED PURSUANT TO SECTION 12 OF THE ACT:

                                                      NAME OF EACH
        TITLE OF EACH CLASS                    EXCHANGE ON WHICH REGISTERED
   Common Stock, $.001 par value                    Pacific Exchange
                                                 Nasdaq National Market

       SECURITIES REGISTERED PURSUANT TO SECTION 12 OF THE ACT:  None


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [x]   No
                                               ---      ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $228,623,856 as of March 24, 1998, based on the closing sales price of the registrant's common stock on the Nasdaq National Market on such date of $22.375 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the shares of the registrant's common stock are assumed to be affiliates. As of March 24, 1998, 11,297,716 shares of the registrant's common stock were outstanding.

   Certain sections of the registrant's definitive proxy statement relating to the registrant's 1998 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 1997, are incorporated by reference into Part III of this Annual Report on Form 10-K.



================================================================================

   This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks, uncertainties and assumptions, including those discussed in "Item 1. Description of Business -- Business Risks." Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or projected.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

   Zonagen, Inc. ("Zonagen" or the "Company") is a biopharmaceutical company engaged in the research, development and marketing of products which address conditions and diseases associated with the human reproductive system. In 1997, the Company completed two pivotal Phase 3 clinical trials in the United States of its lead product candidate, Vasomax(TM), an oral treatment for male erectile dysfunction, commonly referred to as impotence. Based upon clinical trial results, the Company believes that Vasomax will improve the erectile function, intercourse success rates and overall sexual experience of a significant percentage of impotent men. In November 1997, the Company entered into exclusive license agreements with affiliates of Schering-Plough Corporation (including such affiliates, "Schering-Plough") with respect to the exclusive worldwide license to market and sell the Company's Vasomax product for the treatment of male erectile dysfunction. See " -- Collaborative and Licensing Agreements."

   The Company is also engaged in the research and preclinical development of a therapy for female sexual dysfunction, a second-generation product for male erectile dysfunction, new approaches to contraception, including zona pellucida-based vaccines in collaboration with Schering AG, treatments for urological diseases such as benign prostate hyperplasia ("BPH") and prostate cancer, and an adjuvant to enhance the effectiveness of vaccines. In addition to its proprietary development activities, the Company markets and distributes a variety of third-party fertility-related products to obstetrics/gynecology, urology and fertility specialists through its wholly-owned subsidiary, Fertility Technologies, Inc. ("FTI").

   The Company has completed two Phase 3 pivotal studies which demonstrated clinical benefit in approximately 30% to 40% of patients tested, representing a statistically significant improvement over placebo. Zonagen presently expects to submit a New Drug Application (an "NDA") for Vasomax to the United States Food and Drug Administration ("FDA") in the first half of 1998. There can be no assurance, however, that the NDA will be filed on a timely basis or that it will ultimately be approved by the FDA. The Company believes that Viagra will capture the largest share of the market for oral therapies for male erectile dysfunction. The Company believes, however, that Vasomax's safety profile and fast-acting formulation will allow it to capture a significant share of a potentially large and growing market. In September 1997, Pfizer, Inc. ("Pfizer") submitted an NDA for Viagra(TM), its oral medication for the treatment of erectile dysfunction, and was granted expedited review. Pfizer received marketing approval for Viagra on March 24, 1998. See " -- Business Risks -- Uncertainties Related to Clinical Trial Results and FDA Approval" and -- "Male Erectile Dysfunction --Current Competition and Products under Development."

MALE ERECTILE DYSFUNCTION

Background

   Male erectile dysfunction, or impotence, has historically been defined as the persistent inability to attain and maintain an erection adequate to permit satisfactory sexual performance. More recently, however, a leading study (the Massachusetts Male Aging Study) published in the Journal of Urology in 1994 determined that male erectile dysfunction is best defined using broader, more flexible criteria, including an assessment of erectile difficulty during intercourse, frequency of sexual activity and erection, and satisfaction with the quality of the erection and the overall sexual experience.

   The Massachusetts Male Aging Study (the "MMA Study") concluded that male erectile dysfunction is a major health concern. The study found that 52% of men studied between the ages of 40 and 70 suffered from erectile dysfunction, suggesting that approximately 18 million American men in that age category suffered from erectile dysfunction in 1990. More than 80% of those afflicted were characterized as having mild to moderate dysfunction.

   The health variable most strongly associated with erectile dysfunction is age. According to the MMA Study, the overall prevalence of erectile dysfunction increases from 40% at age 40 to 67% at age 70. Further, the MMA study found that the probability of complete impotency triples, while the probability of moderate erectile dysfunction doubles over that age range. Factors other than age which may contribute to erectile dysfunction include heart disease, hypertension and diabetes, certain therapeutic drugs and anger or depression. Current aging trends suggest that the number and percentage of men in the United States suffering from erectile dysfunction will increase.

   Erectile dysfunction occurs when one or more of the underlying factors results in (i) an inadequate supply of blood to the penis, (ii) a failure to relax the smooth muscle tissue in the penis so that the penis can become engorged with blood, (iii) a failure to retain blood in the penis or (iv) a combination of these factors. Blood is carried to the penis in two large arteries that terminate in a maze of blood vessels contained in three erectile bodies of the penis: the corpus spongiosum, which surrounds the urethra, and two corpora cavernosa. Smooth muscle tissue surrounds each individual blood vessel in the erectile bodies. When the penis is flaccid, the smooth muscle tissue is in a contracted state, which constricts the blood vessels resulting in reduced blood flow. During stimulation, signals are sent to the nerve endings in the penis that cause the smooth muscle tissues in the penis to relax which allows the blood vessels to expand. This expansion allows arterial blood to fill the erectile bodies and causes the penis to become engorged with blood and erect. As the erectile bodies expand, the venous outflow of blood is restricted so that the erection can be maintained.

Current Therapies

   A number of products are currently available for the treatment of male erectile dysfunction, including needle injection therapies, a urethral catheter device, vacuum constriction devices, penile implants and oral medications. However, most of these treatments are invasive, painful, inconvenient or result in an erection the onset and duration of which is determined by the treatment rather than by actual sexual stimulation. In addition, many currently available therapies produce undesirable side effects and potential complications.

   Needle injection therapy involves the direct injection into the penis of vasoactive compounds such as alprostadil (prostaglandin E), phentolamine mesylate and papaverine used on an off-label basis. These compounds may be administered alone or in combination. Needle injection therapy has a relatively high degree of efficacy in producing an erection of maximal rigidity within a short period of time after administration. However, the erection is produced regardless of actual sexual stimulation and maintained for a period of time determined by the dose rather than by the normal course of sexual activity. Needle injection therapy can also involve significant undesirable effects, including the pain of the injection, local pain or aching and complications such as hematomas, bleeding and nodule formation.

   The currently available urethral catheter device administers a small pellet of alprostadil directly into the penis by a catheter which is inserted through the opening of the urethra, where the drug is then absorbed. Use of the device produces an erection within a short period of time, regardless of actual sexual stimulation. The erection produced is maintained for a period of time determined by the dose rather than by the normal conduct of sexual activity. This transurethral treatment can be used to treat a significant number of impotent men, but may cause pain and some degree of urethral burning during and after administration, as well as other systemic side effects.

   A vacuum constriction device is a mechanical system that creates a vacuum around the penis, causing the erectile bodies to fill with blood. A constriction band is then placed around the base of the penis to impede blood drainage and maintain the erection until the band is removed. This device can be inconvenient to use, may cause the penis to become cold and discolored due to the constriction of blood flow, and may produce such complications as pain and difficulty ejaculating. Prolonged periods of constricted blood flow may produce permanent damage to tissue in the penis.

   Penile implant therapy involves the surgical implantation of a semi-rigid, rigid or inflatable device into the penile structure to mechanically simulate an erection. In addition to the risks and scarring associated with the surgical procedures, complications include infection and mechanical failure of the device, which may necessitate a second surgical procedure. Penile implant surgery is irreversible and involves substantial cost. Surgical implants require the removal of tissue from the penis, effectively eliminating the patient's ability to subsequently use other, less radical methods of treatment.

   The currently available oral medication that is most frequently used to treat erectile dysfunction is yohimbine, an extract from tree bark. Yohimbine is available by prescription in a concentrated form or as a food supplement at health food stores and other retailers. Yohimbine must be chronically administered, may cause irritability, sweating, nausea and hypertension, and has not demonstrated statistically significant performance compared to placebo. Several oral therapies other than Vasomax are currently under development by other companies, and an NDA has been submitted to the FDA with respect to one such competing oral therapy.

   The Company believes that many men do not seek treatment for erectile dysfunction because of the invasiveness, pain, inconvenience and other undesirable effects of the therapies that are currently available and that the number of men with erectile dysfunction who seek treatment would increase if an effective orally-administered therapy were available.

Current Competition and Products Under Development

   In addition to currently available therapies, Vasomax faces competition from new therapies for male erectile dysfunction, including new oral, injection and topical therapies being developed by other companies. Some of the Company's competitors, including Pfizer and TAP Pharmaceuticals, Inc. ("TAP"), are active in the development of oral therapies to treat male erectile dysfunction. Pfizer submitted a NDA in September 1997 and received expedited review for Viagra, its oral medication for the treatment of erectile dysfunction. Viagra received approval on March 27, 1998. The Company believes that Viagra will capture the largest share of the market for oral therapies for erectile dysfunction. The Company believes, however, that Vasomax's safety profile and fast acting formulation will allow it also to capture a significant share of this market. TAP is also developing an oral treatment for erectile dysfunction which is currently in clinical development. The Company believes that TAP could submit an NDA for this oral treatment to the FDA as early as late 1998.

   The Company's other competitors include Vivus, Inc., which commenced marketing of a urethral catheter device in the United States in January 1997, Pharmacia & Upjohn Inc., which markets a penile injection therapy, and Schwarz Pharma AG, which has received marketing approval for a penile injection therapy. In addition, companies and research groups in addition to these discussed above are developing oral, topical, injectable and other means of administration for drugs to treat male erectile dysfunction. MacroChem Corp. is currently developing a topical treatment for male erectile dysfunction that may compete with Vasomax. The Company believes that Vasomax will compete effectively with such competitive products on the basis of one or more factors, including convenience of administration, speed of efficacy, duplication of normal sexual function or reduced side effects, price and the availability of third-party reimbursement. Marketing of competitive products and other products that treat disease indications targeted by the Company could adversely affect the market acceptance of the Company's products as a result of the established market recognition and physician familiarity with the competing product. The presence of directly competitive products could also result in more intense price competition than might otherwise exist, which could have a material adverse effect on the Company. The Company believes that competition will be intense for all of its products. See "-- Competition."

The Vasomax Solution

   Vasomax is a fast-acting oral treatment for male erectile dysfunction that systematically delivers phentolamine mesylate ("phentolamine"). Vasomax produces an alpha-adrenergic block of relatively short duration, leading to vasodilative effects on vascular smooth muscles. Phentolamine has been approved by the FDA for the treatment of hypertension and in the diagnosis of certain tumors of the adrenal gland, and has been used "off-label" by urologists, either alone or in combination with other drugs, in penile needle injection therapies for the treatment of male erectile dysfunction. The Company believes that due to its mode of action, Vasomax will most benefit men with mild to moderate erectile dysfunction.

   Based on the Company's clinical trial results, Vasomax's expected benefits and advantages include the following:

        . Oral Administration. Vasomax is a tablet which is taken orally, and therefore is painless, non-invasive, convenient and discreet for the user.

        . Speed of Efficacy. Vasomax's fast-dissolving formulation enables an erectile response within 15 to 30 minutes of administration.

        . Normal Penile Response. Vasomax more closely duplicates normal sexual function by enabling and maintaining an erection only in the presence of actual sexual stimulation.

        . Reduced Side Effects. Vasomax may produce fewer side effects than many of the currently available treatments.

Vasomax Clinical Development

   The Company completed two pivotal Phase 3 clinical trials of Vasomax in May 1997. These Phase 3 trials were designed to evaluate Vasomax's effectiveness in treating men suffering from erectile dysfunction, using the Erectile Function Domain of the International Index of Erectile Function ("IIEF"). The IIEF is a statistical instrument that measures erectile dysfunction, developed and validated by Dr. Ray Rosen, and is based on 15 questions answered by each patient. The IIEF was used both by the Company in its Vasomax clinical trials and by Pfizer in its clinical trials for Viagra.

   The IIEF questions include inquiries regarding: the frequency with which the participant achieved (i) an erection, (ii) an erection with sufficient firmness to achieve vaginal penetration, (iii) vaginal penetration, and (iv) an erection that was maintained following penetration; the participant's difficulty in maintaining an erection to completion of intercourse; and the participant's confidence regarding his ability to achieve and maintain an erection. The answers to these questions were used to classify a participant's erectile dysfunction as severe, moderate, mild to moderate, mild or not impotent. Participants in the Company's Phase 3 clinical trials of Vasomax were considered as responding to Vasomax if their endpoint IIEF domain score for erectile dysfunction improved by at least one dysfunction class (mild, mild-to-moderate, moderate, severe) and if they suffered from no greater than mild-to-moderate erectile dysfunction with treatment.

   The Company also measured endpoints in the Phase 3 trials in addition to the primary IIEF endpoint which the FDA is expected to use in making its determination regarding the efficacy of Vasomax. These secondary endpoints included rates of successful intercourse (defined as intercourse involving the achievement of an erection, vaginal penetration and the maintenance of the erection through orgasm) and other measures of overall sexual experience. The trials included men with a broad variety of medical conditions, including cardiovascular conditions, diabetes and prostrate conditions, and men who took other medications during the trials. Because the Company believes that an intact nervous system is required for Vasomax to be effective, men with erectile dysfunction caused by spinal cord injury or radical prostectomy were intentionally excluded from the trials.

   The first of the Phase 3 clinical trials completed was a double-blinded, placebo-controlled study involving 435 men at 20 centers across the United States testing 40mg and 80mg doses of Vasomax against a placebo. Physician diagnoses indicated that substantially all of the patients enrolled in the trial suffered from erectile dysfunction with physiological causes, a majority of which involved vasculogenic conditions; the erectile dysfunction of only 2% of enrolled patients was classified as having purely psychogenic causes by the attending physician. Based on preliminary results, Vasomax yielded a statistically significant (p(less than)0.001) improvement over placebo using the primary IIEF endpoint, with 40% of the men in the study responding to the 40mg dose of Vasomax and 48% responding to the 80mg dose of Vasomax, as compared to 17% responding to placebo. Vasomax also yielded a statistically significant (p(less than)0.001) improvement over placebo using successful intercourse as a secondary endpoint, with 42% of the men in the study responding to the 40mg dose of Vasomax and 39% responding to the 80mg dose of Vasomax, as compared to 22% responding to placebo. The study included an in-office test dose of 80mg on all of the men considered for participation in the study to assess side effects before exposing men to at-home use of Vasomax. Although one patient exhibited both an increase in heart rate and a decrease in blood pressure of greater than 30% and another patient experienced chest pain (both during the in-office 80mg test), no other serious adverse events related to the drug were observed with the in-office or at-home portions of the trial.

   The second Phase 3 trial completed was a double-blinded, placebo-controlled study involving 293 men at 14 centers across the United States, testing 40mg doses of Vasomax against a placebo. Based on preliminary results, Vasomax yielded a statistically significant (p(less than)0.01) improvement over placebo using the primary IIEF endpoint, with 34% of the men in the study responding to the 40mg dose of Vasomax as compared to 21% responding to placebo. The trial included an in-office test dose of 40mg on all of the men considered for participation in the study to assess side effects before exposing men to at-home use of Vasomax. No serious adverse events were observed in either the in-office or the at-home portions of the trial.

   The Company, Schering-Plough and PPD Pharmaco are continuing to evaluate and format the data from these two pivotal Phase 3 clinical trials in preparation for an NDA submission for Vasomax to the FDA. The Company presently expects to submit an NDA in the first half of 1998. There can be no assurance, however, that the NDA will be filed on a timely basis or that it will ultimately be approved by the FDA.

   In addition to the two Phase 3 completed pivotal trials, the Company has also completed (i) drug interaction studies in insulin and non-insulin dependent diabetics and in cardiovascular patients being treated with ace inhibitors, beta blockers, calcium channel blockers and alpha blockers and (ii) bioavailability and food interaction studies with healthy individuals. The Company is also currently conducting two long-term open label safety studies from which it expects to submit final data after submission, and before approval, of an NDA for Vasomax. The Company is also currently conducting a two-year Phase 4 rat carcinogenicity study from which it expects to submit final data following approval of the Vasomax NDA. Results from a six-month accelerated mouse carcingenocity study showed no carcinogenic potential from phentolamine, and no data to date has been developed suggesting that phentolamine produces long-term toxic effects.

   In March 1998, Schering-Plough filed a Product Registration Application in Mexico for Vasomax for the treatment of male erectile dysfunction.

   The foregoing expressions of the Company's expectations regarding the completion of clinical trials and other studies, the filing of an NDA and other matters relating to the clinical development of Vasomax are forward-looking statements which are subject to certain risks and uncertainties, including those described under "-- Business Risks -- Uncertainties Related to Clinical Trial Results and FDA Approval" and "-- Business Risks -- Government Regulation; No Assurances of Regulatory Approval."

BUSINESS STRATEGY

   The Company's objective is to become a leading provider of innovative products and services for the management of reproductive health. The Company's strategy to achieve this goal incorporates the following key elements:

   Develop Proprietary and Acquired Technologies. The Company's development activities are focused on providing a broad portfolio of proprietary products for reproductive healthcare. In order to more rapidly expand its portfolio, the Company augments its own research activities by acquiring and developing technologies from third parties. For example, while certain of the Company's contraceptive development programs were initiated in-house, the Company acquired rights in 1994 to certain technology which formed the basis for the Company's development of Vasomax.

   Establish Collaborations with Corporate Partners. When appropriate, Zonagen seeks to collaborate with corporate partners for the development and marketing of certain technologies and products. In November 1997, the Company entered into exclusive license agreements with affiliates of Schering-Plough with respect to the exclusive worldwide license to market and sell the Company's Vasomax product for the treatment of male erectile dysfunction. In addition to providing an up-front payment and milestone payments, these agreements provide for Schering-Plough to pay royalties on net sales to the Company. In December 1993, the Company entered into an agreement with Schering AG to jointly research, develop and test contraceptive vaccines. In addition to providing milestone payments and research funding to the Company, this agreement provides for Schering AG to market the product and pay a royalty on net sales to the Company. See "-- Collaborative and Licensing Agreements."

   Expand Specialty Marketing Business. The Company believes that the highly fragmented market for fertility-related products provides an opportunity for consolidation and integration of a full range of services focused on the management of reproductive health. The Company intends to expand FTI's business by (i) expanding its product offerings through in-licensing and distribution arrangements and selected acquisitions, (ii) entering into other markets served by obstetrics/gynecology, urology and fertility specialists and (iii) marketing certain of the proprietary products that may be developed by the Company. In addition, the Company intends to draw on FTI's relationships with leading reproductive health specialists to identify needs and opportunities for new products. See " -- Fertility Technologies, Inc."

   Expand Intellectual Property Portfolio. The Company will continue to seek patent protection for its technologies and formulations in the United States and key international markets. Zonagen currently owns a total of three issued patents and 12 patent applications in the United States, and five issued patents and 79 patent applications outside the United States. See "--Patents and Proprietary Information."

PRODUCTS IN PRECLINICAL DEVELOPMENT

   The Company has several product candidates in preclinical development in the areas of sexual dysfunction, contraception, urological diseases and vaccine
adjuvants.   The Company's preclinical product candidates are in an early stage of development and have not been demonstrated to be safe or effective. Even if the Company is able to successfully complete its development efforts with respect to a particular product, there can be no assurance that regulatory approvals will be obtained or that any such product can be successfully manufactured and commercialized. Any products which may be developed from such efforts are not expected to be commercially available for at least the next several years, if at all. See "-- Business Risks -- Uncertainties Related to Clinical Trial Results and FDA Approval," "-- Business Risks -- Substantial Dependence on One Product; Early Stage of Development of Other Products" and " -
- Government Regulation; No Assurances of Regulatory Approval."

Vasomax for Female Sexual Dysfunction

   A study published in The New England Journal of Medicine evaluating couples with sexual dysfunction revealed that 40% of the men studied had erectile dysfunction, while 63% of the women studied had arousal or orgasmic dysfunction. Similar to male sexual dysfunction, the prevalence of female sexual dysfunction has been shown to increase with age and be associated with vascular risk factors. Post-menopausal women and women with a history of vascular risk factors have been shown to have significantly more complaints of self-reported female vaginal and clitoral dysfunction than pre-menopausal women or women without vascular risks.

   A study published in the International Journal of Impotence Research in 1997 suggests that the male and female reaction to sexual stimuli share similar physiological characteristics. The study indicates that vasodilators which are effective in treating male erectile dysfunction may also have application in treating vasculogenic female sexual dysfunction.

   During 1997, the Company completed a small pilot study involving six post-menopausal women under its current Investigational New Drug application ("IND") for Vasomax to preliminarily evaluate the potential utility of Vasomax in treating this indication. The Company believes that the results of this study appear promising and is presently evaluating the feasibility of commencing continued clinical development in 1998.

Combination Therapies for Sexual Dysfunction

   Combinations of drugs are often used on an off-label basis in penile needle injection therapy to improve erectile response. These drugs are believed to operate using different mechanisms of action, and therefore are administered in combination with the objective of improving success rates over single-drug treatments. Based on its evaluation of the mechanisms responsible for erectile function, the Company believes that the use of Vasomax in combination with certain other drugs which possess different mechanisms of action may yield improved erectile response in some men. The Company completed a rising dose study of a possible combination therapy in 10 healthy individuals in Mexico in the fourth quarter of 1997. The Company intends to commence a 300 patient Phase 2 pilot clinical trial study in Mexico during 1998 to evaluate the safety and potential efficacy of this combination therapy.

Contraceptives

   Approximately 70 million women around the world use oral contraceptives on a daily basis, and many other women employ alternative forms of contraception, both reversible and irreversible. The Company believes that a variety of factors, including the disadvantages of the hormones used in currently available oral contraceptives and the rapidly growing populations of many developing countries, present a significant opportunity for new contraceptive approaches.

   The Company is developing contraceptive products for women based on proprietary technology relating to the zona pellucida. The zona pellucida surrounds the mammalian egg and is analogous to an eggshell. Based on the Company's primate research to date, the Company believes that a vaccine based on the unique proteins which comprise the zona pellucida may cause temporary infertility or sterility in women.

   The Company established a strategic alliance with Schering AG in 1993, pursuant to which the Company and Schering AG agreed to jointly research, develop and test zona pellucida-based human contraceptive vaccines. The Company is primarily responsible for the development of a "lead compound" and is presently evaluating such compound in primate studies. See " -- Collaborative and Licensing Agreements -- Schering AG."

   The Company is also conducting early stage studies in collaboration with the Shanghai Institute of Planned Parenthood and Research Institute in China towards the development of a recombinant human Chorionic Gonadrotropin ("hCG") vaccine, employing an adjuvant developed by the Company, for use as a contraceptive agent. Initial animal studies indicated that the Company's hCG vaccine produced an immune response which prevented ovulation in rabbits in response to exogenous hCG.

   The Company has completed a pilot clinical trial of 10 women in Mexico evaluating a topical contraceptive gel consisting of naturally-occurring substances. The Company is considering additional clinical development of this potential product.

Urological Diseases

   The National Institutes of Health (the "NIH") estimates that approximately two million men in the United States suffer from diseases of the prostate, principally BPH and prostate cancer. BPH is a condition involving the enlargement of the prostate as a result of cellular proliferation, causing bladder and urinary tract problems. Although the causes of

BPH are not well understood, the prevalence of the condition is strongly correlated with age. More than 50% of men over age 60, and between 80% and 90% of men over age 80, are affected by BPH. Current treatments for BPH include surgery, balloon urethroplasty, transurethral microwave therapy and two approved drugs, one of which inhibits production of a hormone that is involved in prostate enlargement and the other of which relaxes the smooth muscle of the prostate and bladder neck to improve urinary flow and reduce bladder outlet obstruction.

   Prostate cancer, which will afflict approximately one out of every five American men in their lifetimes, is the most common cancer in American men other than skin cancer. The American Cancer Society estimates that approximately 209,900 new cases of prostate cancer will be diagnosed, and that approximately 41,800 men will die of prostate cancer, in 1997. Current treatments for prostate cancer include surgery (usually either radical prostatectomy or transurethral resection of the prostate), radiation therapy, hormone therapy and chemotherapy.

   The Company is conducting early stage studies involving two small molecules identified by the NIH which may be useful in treating BPH and prostate cancer. These agents have been shown to reduce cellular proliferation and prostate size in animal studies conducted by the Company. The Company has also identified two potential immunological therapies, one of which is a recombinant vaccine which neutralized the effects of gonadotropic releasing hormone ("GnRH") in animal studies and the other of which is a recombinant prostate-specific antigen which is currently being tested in vivo.

Vaccine Adjuvants

   Adjuvants are substances used in conjunction with an antigen (i.e., a substance that the body regards as foreign or potentially dangerous, and against which it produces antibodies) to enhance an immune response. Adjuvants play an important role in enhancing the effectiveness of vaccines. The Company believes that adjuvants will be particularly important in developing the newer generations of recombinant vaccines, which when administered alone may not produce a sufficient immune response.

   As a result of research conducted to develop an adjuvant that could be used in conjunction with the Company's proposed zona pellucida-based contraceptive vaccine, the Company believes that it has developed a new adjuvant formulation, ImmuMax(TM), which may enhance the effectiveness of vaccines. In animal studies conducted by the Company, ImmuMax has produced elevated immune responses compared with other known adjuvants.

   The Company believes that the primary advantages of ImmuMax include rapid onset of immunity and an potential for reduced side effects. The Company believes that ImmuMax may prove useful in a variety of vaccines and therefore intends to out-license this technology on a non-exclusive basis to companies that develop or market vaccines. The Company has made ImmuMax available to several vaccine manufacturers for evaluation, but has not entered into any license agreements with such manufacturers.

FERTILITY TECHNOLOGIES, INC.

   Infertility is a physical condition that affects approximately 4.5 million couples of reproductive age in the United States annually, of which approximately two million couples seek some form of treatment. Industry sources estimate that one in ten couples worldwide experience infertility problems and that the United States market for fertility products totaled approximately $2.6 billion in 1996.

   The Company markets and distributes a variety of third-party fertility-related products to obstetrics/gynecology, urology and fertility specialists through FTI, which it acquired in 1994. FTI's primary products currently include diagnostic kits, analytical instruments and disposable products and media for laboratory use. The Company operates a CLIA-certified ("Clinical Laboratory Improvements Act" of 1967, as amended) laboratory for the analysis of diagnostic test results and a pharmacy which sells specialized fertility-related pharmaceutical products.

   The Company believes that the highly fragmented market for fertility-related products provides an opportunity for consolidation and integration of a full range of services focused on the management of reproductive health. The

Company intends to continue to expand FTI's business by (i) expanding its product offerings in the fertility-related market through in-licensing and distribution arrangements and selected acquisitions, (ii) entering into other markets served by obstetrics/gynecology, urology and fertility specialists and
(iii) marketing certain of the proprietary products that may be developed by the Company. In addition, the relationships with the leading obstetrics/gynecology, urology and fertility specialists the Company has been able to establish through FTI allow the Company to identify needs and opportunities for new products.

RESEARCH AND DEVELOPMENT

   The Company's research and development expenditures have been used primarily for clinical trials of Vasomax and the development of its preclinical products. In 1995, 1996 and 1997, research and development expenses were $2.8 million, $7.9 million and $22.3 million, respectively. The Company expects these expenses to increase over the next several years as it continues the clinical development of Vasomax and begins to advance certain of the Company's preclinical product candidates into clinical trials.

COLLABORATIVE AND LICENSING AGREEMENTS

   The Company seeks to collaborate with corporate partners for the development and marketing of certain technologies and products and to in-license existing and late-stage development products and technologies focused in the area of human reproductive healthcare. In this regard, the Company has entered into the collaborative and licensing agreements described below:

Schering-Plough

   In November 1997, the Company entered into exclusive license agreements with Schering-Plough (a major pharmaceutical company based in the United States) with respect to the exclusive worldwide license to market and sell the Company's Vasomax product for treatment of male erectile dysfunction. In addition, the Company granted to Schering-Plough an option to acquire an exclusive worldwide license to market and sell Vasomax and certain other products developed by the Company for other indications. The Company will be entitled to receive certain additional up-front payments, milestone payments and royalties in the event that Schering-Plough exercises its options under the agreements. Under the agreements, Schering-Plough paid Zonagen an aggregate up-front payment of $10 million and will make subsequent milestone payments as specified regulatory goals are achieved. Schering-Plough will also pay to the Company escalating royalties on all product sales.

   Schering-Plough also has a right of first negotiation to enter into a license agreement with Zonagen for the manufacture, marketing, distribution and sale of certain additional products, which right of first negotiation is exercisable only to the extent that Zonagen decides to enter into a collaborative arrangement with a third party with respect to the manufacture, marketing, distribution and sale of such additional products. In addition, under certain conditions, Zonagen will have the right to co-promote Vasomax to urologists in the United States.

   The Schering-Plough agreements obligate the Company to manufacture, or subcontract the manufacturing to a third party at its expense, the licensed products (and certain components thereof) for a period of three years after the first commercial sale by Schering-Plough and the licensed compounds for five years. In turn, the agreements obligate Schering-Plough to purchase all of its requirements of the licensed products from the Company or the Company's designated third-party manufacturer during the same time period. Schering-Plough has the right to assume the Company's manufacturing obligations for licensed products (but not licensed compounds) with six months' prior notice to the Company. The Company has contracted with the Synkem Division of Plasto S.A. ("Synkem") for the exclusive manufacture and supply of the Company's requirements of phentolamine mesylate. See "--Manufacturing."

   The licenses granted under the Schering-Plough agreements terminate on a country-by-country basis on the expiration of the last patent relating to such product in such country. The agreements are terminable by Schering-Plough in the event certain regulatory milestone goals are not met or other specified events occur and are terminable by either party on the occurrence of a breach that is not cured by the breaching party within a certain time period after notice has been given to such breaching party.

Schering AG

   In December 1993, the Company entered into an agreement with Schering AG (a major pharmaceutical company based in Germany), pursuant to which the Company and Schering AG agreed to jointly research, develop and test zona pellucida-based human contraceptive vaccines. The Company granted to Schering AG an exclusive license (including the right to grant sublicenses) in all countries of the world except India and China to sell and distribute zona pellucida-based human contraceptive vaccines developed under the agreement. Schering AG also has a right of first negotiation to enter into an agreement with Zonagen for the manufacture and sale of any contraceptive products developed by Zonagen outside the field of zona pellucida-based contraceptive vaccines, under which the Company may not offer terms to a third party more favorable than those offered to Schering AG. The Company granted Schering AG the right to promote and market such products in all countries of the world except India and China, while retaining co-promotion and sales rights in the United States. Schering AG will pay the Company 30% of net sales of all products sold by Schering AG, and the Company is obligated to pay Schering AG 30% of the net sales attributable to products sold by the Company. The license granted under the agreement terminates on a country-by-country and product-by-product basis on the later of
(i) ten years after the first commercial sale of each product covered in each such country or (ii) the expiration of the last patent relating to such product in each such country. The agreement is terminable by Schering AG on 30 days written notice before the commencement of Phase 1 clinical trials relating to any covered product, and by either party on the occurrence of a breach that is not cured within 60 days after notice thereof has been given to the other party. If Schering AG terminates the agreement without the occurrence of a breach and after commencement of Phase 1 clinical trials, Schering AG must transfer to the Company ownership of any IND, orphan drug designation and other regulatory rights relating to any jointly-developed products. The Company retained manufacturing rights to produce products developed under the agreement, and the Company must reimburse Schering AG for costs pursuant to the agreement.

   The Company must bear all costs of the development of products under the Schering AG agreement until the Company has developed a "lead compound" that meets certain specified standards for use in clinical trials. Schering AG must bear all costs of the development of the vaccine after formulation of the lead compound, including all costs of preclinical studies and clinical trials, and costs associated with obtaining regulatory approvals for sale of the vaccine in the licensed territory. In addition, the Company must bear costs, until 30 days after the filing of an NDA with the FDA, relating to stability studies, scale-up and manufacturing process, obtaining validation of the manufacturing facility and making other regulatory filings with the FDA. The agreement provides that on the completion of certain research and development milestones, Schering AG will make payments to the Company aggregating up to $12.5 million. The first milestone payment of $500,000 is for the development of a "preliminary lead compound" for a zona pellucida-based human female contraceptive. The Company has not, to date, developed a "preliminary lead compound" that would satisfy the criteria for the first milestone payment.

   If Schering AG desires to retain its rights under the agreement beyond June 9, 1998, it must purchase $2.5 million of Common Stock on or before such date, at a purchase price equal to the market price of the Common Stock at the time of the exercise of the option. In the event its rights are terminated, Schering AG will have no further obligations under the agreement with respect to milestone payments or the further development of products. No assurance can be made that Schering AG will elect to purchase such shares of Common Stock or that the agreement will continue beyond June 9, 1998 on its current terms or at all.

Contract Research Organizations

   During 1996, the Company established arrangements with two contract research organizations, PPD Pharmaco and Affiliated Research Centers, Inc., relating to the Company's United States clinical development of Vasomax. These companies have collaborated with the Company in the design and conduct of the Company's United States clinical trials, including the pivotal Phase 3 clinical trials of Vasomax. In addition, these companies have been responsible for managing the conduct of and analyzing data from such clinical trials on behalf of the Company. Either party may terminate these arrangements at any time. If these companies were unable or unwilling to devote adequate resources to the Company's projects and to provide services on a timely basis and on acceptable terms, the Company would be required to establish relationships with other contract research organizations or to develop internally the capacity to conduct clinical trials. This could result in significant additional expense and delays in the Company's clinical trials and could have a material adverse effect on the Company. See "-- Business Risks--Reliance on Contract Research Organizations."

PATENTS AND PROPRIETARY INFORMATION

   The Company's ability to compete effectively with other companies is materially dependent on the proprietary nature of the Company's patents and technologies. The Company actively seeks patent protection for its proprietary technology in the United States and abroad. As of December 31, 1997, the Company had rights to a total of two issued patents and 13 patent applications in the United States and five issued patents and 79 patent applications outside the United States. On March 24, 1998, the Company received a second patent in the United States relating to its male erectile dysfunction technology.

   The Company has two issued patents and two pending patent application in the United States, two issued South African patents and 62 patent applications outside the United States relating to its male erectile dysfunction technology. The Company has rights to one issued patent in the United States and India and two issued patents in Australia with respect to products and methods using specific recombinant zona pellucida peptides. The Company has a total of seven United States and ten foreign patent applications pending which relate to zona pellucida proteins, their preparation and their use. The Company also has two pending United States patent applications, a European regional patent application, patent applications in Australia, Canada and Japan and a Patent Cooperation Treaty application for ImmuMax.

   The Company's ability to commercialize any products will depend, in part, on its or its licensors' ability to obtain patents, enforce those patents and preserve trade secrets and on its own ability to operate without infringing on the proprietary rights of third parties. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. There can be no assurance that any patent applications owned by or licensed to the Company will result in issued patents, that patent protection will be secured for any particular technology, that any patents that have been or may be issued to the Company or its licensors will be valid or enforceable, that any patents will provide meaningful protection to the Company, that others will not be able to design around the patents, or that the Company's patents will provide a competitive advantage or have commercial application. The failure to obtain adequate patent protection would have a material adverse effect on the Company and may adversely affect the Company's ability to enter into, or the terms of, any arrangement for the marketing of any product.

   One of the Company's issued United States patents relating to Vasomax is a method-of-use patent rather than a composition-of-matter or formulations patent. A method-of-use-patent encompasses the use of a composition to treat a specified condition but does not encompass the composition or formulations, themselves. A method-of-use patent may provide less protection than a composition-of-matter patent if other companies market the composition for purposes other than that encompassed by the method-of-use patent, because of the possibility of "off-label" use of the composition. Phentolamine, the active ingredient in Vasomax, is currently marketed in injectible form for the treatment of hypertension and for use in the diagnosis of certain tumors of the adrenal gland, and has been used "off-label" by urologists in penile injection therapies for the treatment of erectile dysfunction. Although an oral formulation of phentolamine was formerly marketed as a treatment for hypertension, it is no longer on the market. The Company believes that the characteristics of this formerly available formulation, which differs from the Vasomax formulation used in clinical trials, would lack the advantages of the Vasomax formulation and have limited utility in treating erectile dysfunction. The Company's second issued United States patent relating to Vasomax, which issued on March 24, 1998, claims formulations as well as the method of use of Vasomax.

   There can be no assurance that patents owned by or licensed to the Company will not be challenged by others. The Company could incur substantial costs in proceedings, including interference proceedings before the United States Patent and Trademark Office and comparable proceedings before similar agencies in other countries. These proceedings could result in adverse decisions about the patentability of the Company's inventions and products as well as about the enforceability, validity or scope of protection afforded by the patents.

   There can be no assurance that the manufacture, use or sale of the Company's product candidates will not infringe patent rights of others. The Company may be unable to avoid infringement of those patents and may be required to seek a license, defend an infringement action, or challenge the validity of the patents in court. There can be no assurance that a license will be available to the Company, if at all, on terms and conditions acceptable to the Company or that the Company will prevail in any patent litigation. Patent litigation is costly and time-consuming, and there can be no assurance that the Company will have sufficient resources to bring such litigation to a successful conclusion. If the Company does not obtain a license under such patents, is found liable for infringement, or is not able to have such patents declared invalid, the Company may be liable for significant money damages, may encounter significant delays in bringing products to market, or may be precluded from participating in the manufacture, use or sale of products or methods of treatment requiring such licenses. The Company does not believe that the commercialization of its
products will infringe on the patent rights of others.   However, there can be
no assurance that the Company has identified all United States and foreign patents that pose a risk of infringement.

   The Company also relies on trade secrets and other unpatented proprietary information in its product development activities. To the extent the Company relies on trade secrets and unpatented know-how to maintain its competitive technological position, there can be no assurance that others may not independently develop the same or similar technologies. The Company seeks to protect trade secrets and proprietary knowledge, in part, through confidentiality agreements with its employees, consultants, advisors, collaborators and contractors. Nevertheless, these agreements may not effectively prevent disclosure of the Company's confidential information and may not provide the Company with an adequate remedy in the event of unauthorized
disclosure of such information.   If the Company's employees, scientific
consultants or collaborators develop inventions or processes independently that may be applicable to the Company's products, disputes may arise about ownership of proprietary rights to those inventions and processes. Such inventions and processes will not necessarily become the Company's property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of the Company's proprietary rights. Failure to obtain or maintain patent and trade secret protection, for any reason, would have a material adverse effect on the Company.

   Several bills affecting patent rights have been introduced in the United States Congress. These bills address various aspects of patent law, including publication, patent term, re-examination, subject matter and enforceability. It is not certain whether any of these bills will be enacted into law or what form new laws may take. Accordingly, the effect of legislative change on the Company's intellectual property is uncertain.

SALES AND MARKETING

   The Company has entered into agreements with Schering-Plough for the marketing and sale of Vasomax for the treatment of male erectile dysfunction, and may seek similar agreements with one or more pharmaceutical companies having established marketing and sales capabilities regarding its other proprietary product candidates. If the Company fails to reach or elects not to enter into a similar arrangement with respect to any of its other proprietary product candidates, the Company will need to develop a sales and marketing force with supporting distribution capability substantially in excess of the capability currently possessed by FTI to be able to market such products directly. The Company has limited experience in the sales, marketing and distribution of pharmaceutical products. Significant additional expenditures would be required for the Company to develop a sales and marketing force and supporting distribution capability.

   Any revenues the Company receives from Vasomax will depend on the efforts of Schering-Plough. To the extent the Company enters into marketing or distribution arrangements with others, any revenues the Company receives will depend on the efforts of third parties. There can be no assurance that Schering-Plough or any other third party will devote significant resources to the Company's products or market the Company's products successfully or that any future third-party collaboration will be on terms favorable to the Company. If Schering-Plough or any other marketing partner does not market a product successfully, the Company would be materially adversely affected. There can be no assurance that the Company will be able to establish sales, marketing and distribution capabilities or that it or its collaborators will be successful in gaining market acceptance for any products that the Company may develop. The Company's failure to establish marketing capabilities or to enter into marketing arrangements with third parties would have a material adverse effect on the Company.

MANUFACTURING

   The Company does not have any manufacturing facilities to manufacture products in the quantities necessary for clinical trials or commercial sales and does not expect to establish any significant manufacturing capacity in the near future. On November 16, 1995, the Company entered into a development and manufacturing services agreement with Synkem Division, a contract manufacturing organization, for the manufacture and validation of bulk phentolamine for use in clinical trials and for the purpose of supporting an IND application to permit clinical testing of Vasomax. Synkem has filed a Drug Master File ("DMF") with the FDA in connection with its manufacture of phentolamine, allowing the Company to reference that information in its own regulatory submissions. On June 12, 1997, the Company and Synkem executed an exclusive supply agreement. This initial supply agreement requires that the Company purchase all of its bulk phentolamine from Synkem for a period of five years. The supply agreement provides that it will automatically renew for consecutive one year periods until terminated by either party. The supply agreement requires the Company to purchase specified minimum order quantities and that Synkem manufacture phentolamine exclusively for the Company. The Company also contracts out the tableting and packaging of Vasomax.

   Until three years following the first commercial sale of a licensed product by Schering-Plough under the Company's license agreements with Schering-Plough, the Company is required to manufacture, or subcontract the manufacture at its expense, the Company's products and for a five-year period the compound used therein to be marketed and sold by Schering-Plough pursuant to such agreements. In turn, the agreements obligate Schering-Plough to purchase all of its requirements of the licensed products from the Company or the Company's designated third-party manufacturer during the same time period. Schering-Plough has the right to assume the Company's manufacturing obligations with six months' prior notice to the Company. See " -- Collaborative and Licensing Agreements -- Schering-Plough."

   The Company presently produces all of the zona pellucida proteins necessary for use in its research and development activities. The Company's agreement with Schering AG requires that the Company have a facility with the capacity to manufacture an immunocontraceptive product for worldwide sale by the time an IND for such a product becomes effective.

   The Company intends to rely on third parties for the manufacture and supply of commercial quantities of Vasomax and for the manufacture and supply of other products that it may develop. There can be no assurance that the Company will be able to obtain supplies of its products from third-party suppliers on terms or in quantities acceptable to the Company. Also, the Company's dependence on third parties for the manufacture of its products may adversely affect the Company's product margins and its ability to develop and deliver products on a
timely basis.   Any such third-party suppliers or any manufacturing facility the
Company establishes will be required to meet FDA manufacturing requirements.
FDA certification, for compliance with current Good Manufacturing Practices requirements, of manufacturing facilities for a drug are a prerequisite to approval of an NDA for that drug. The Company may encounter significant delays in obtaining supplies from third-party manufacturers or experience interruptions in its supplies. The effects of any such delays or interruptions will be more severe if the Company relies on a single source of supply, as is presently the case with Vasomax. If the Company is unable to obtain adequate supplies, its business would be materially adversely affected. See "-- Business Risks -- Manufacturing Uncertainties; Reliance on Third-Party Suppliers."

COMPETITION

   The Company is engaged in pharmaceutical product development, an industry which is characterized by extensive research efforts and rapid technological progress. Many established biotechnology and pharmaceutical companies, universities and other research institutions with resources significantly greater than the Company's are marketing or may develop products that directly compete with the Company's products. These entities may succeed in developing products that are safer, more effective or less costly than the Company's products. Even if the Company's products should prove to be more effective than those developed by other companies, other companies may be more successful than the Company because of greater financial resources, greater experience in conducting preclinical studies and clinical trials and obtaining regulatory approval, stronger sales and marketing efforts, earlier receipt of approval for competing products and other factors. If the Company commences significant commercial sales of its products, the Company or its collaborators will compete in areas in which the Company has little or no experience, such as manufacturing and marketing. There can be no assurance that the Company's products, if commercialized, will be accepted and prescribed by healthcare professionals. See " -- Male Erectile Dysfunction -- Current Competition and Products Under Development."

GOVERNMENTAL REGULATION

   The Company's research and development activities, preclinical studies and clinical trials, and ultimately the manufacturing, marketing and labeling of its products, are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries. The United States federal Food, Drug and Cosmetic Act (the "FDC Act") and the regulations promulgated thereunder and other federal and state statutes and regulations govern, among other things, the testing, manufacture, storage, record keeping, labeling, advertising, promotion, marketing and distribution of the Company's products. Preclinical study and clinical trial requirements and the regulatory approval process take years and require the expenditure of substantial resources. Additional government regulation may be established that could prevent or delay regulatory approval of the Company's products. Delays or rejections in obtaining regulatory approvals would adversely affect the Company's ability to commercialize any product the Company develops and the Company's ability to receive product revenues or royalties. If regulatory approval of a product is granted, the approval may include significant limitations on the indicated uses for which the product may be marketed or may be conditioned on the conduct of post-marketing surveillance studies.

   The standard process required by the FDA before a pharmaceutical agent may be marketed in the United States includes: (i) preclinical tests; (ii) submission to the FDA of an investigational new drug application ("IND") which must become effective before human clinical trials may commence; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended application; (iv) submission of an NDA to the FDA; and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug.

   Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of each product. Preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. The results of the preclinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA before the commencement of human clinical trials. Unless the FDA objects to an IND, an IND will become effective 30 days following its receipt by the FDA. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials or that the lack of an objection to an IND means that the FDA will ultimately approve an NDA.

   Clinical trials involve the administration of the investigational new drug to humans under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Also, each clinical trial must be approved by and conducted under the auspices of an Institutional Review Board ("IRB"). The IRB will consider, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution conducting the clinical trials.

   Clinical trials are typically conducted in three sequential phases which may overlap. In Phase 1, the initial introduction of the drug to humans, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and pharmacodynamics (clinical pharmacology). Phase 2 involves studies of a limited patient population to gather evidence about the efficacy of the drug for specific targeted indications, dosage tolerance and optimal dosage, and to identify possible adverse effects and safety risks. When a product has shown evidence of efficacy and has an acceptable safety profile in a Phase 2 evaluation, Phase 3 clinical trials are undertaken to evaluate clinical efficacy and to test for safety in an expanded patient population at geographically dispersed clinical trial sites. There can be no assurance that any of the Company's clinical trials will be completed successfully or within any specified time period. The Company or the FDA may suspend clinical trials at any time if, for example, safety issues arise or regulatory requirements are not satisfied.

   The Company has designed the protocols for its pivotal Phase 3 clinical trials of Vasomax based on its analysis of its research, including various parts of its German Phase 2 clinical trial and its Mexican product registration trial. Although copies of its Phase 3 clinical trial protocol were submitted to the FDA, there can be no assurance that the FDA, after the results of the Phase 3 clinical trials have been announced, will not find deficiencies in the design of the Phase 3 clinical trial protocol. In addition, the FDA inspects and reviews clinical trial sites, informed consent forms, data from the clinical trial sites, including case report forms and record keeping procedures, and the performance of the protocols by clinical trial personnel to determine compliance with Good Clinical Practices. The FDA also evaluates whether there was any bias in the conduct of clinical trials. The conduct of clinical trials in general and the performance of the pivotal clinical trial protocols are complex and difficult. There can be no assurance that the design or the performance of the Phase 3 clinical trial protocols for Vasomax will be successful.

   The results of preclinical studies and clinical trials, if successful, are submitted in an NDA to seek FDA approval to market and commercialize the drug product for a specified use. FDA approval of the NDA is required before marketing may begin in the United States. The NDA must include the results of extensive clinical and other testing and the compilation of data relating to the product's chemistry, pharmacology and manufacture, the cost of all of which is substantial. The Company completed a standard animal carcinogenicity study in 1997 and is currently conducting a second animal carcinogenicity study, which it expects to complete as a Phase 4 study. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. In such an event, the NDA must be resubmitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA may refer the application to the appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA's satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. As a condition of NDA approval, the FDA may require postmarketing testing and surveillance to monitor the drug's safety or efficacy. If the FDA's evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter, outlining the deficiencies in the submission and often requiring additional testing or information. Notwithstanding the submission of any requested additional data or information in response to an approvable or not approvable letter, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems occur following initial marketing.

   Even if regulatory approvals for the Company's products are obtained, the Company, its products, and the facilities manufacturing the Company's products are subject to continual review and periodic inspection. The FDA will require post-marketing reporting to monitor the safety of the Company's products. Each United States drug manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA's requirements regarding Good Manufacturing Practices. To supply drug products for use in the United States, foreign manufacturing establishments must comply with the FDA's Good Manufacturing Practices and are subject to periodic inspection by the FDA or by regulatory authorities in those countries under reciprocal agreements with the FDA. In complying with Good Manufacturing Practices, manufacturers must expend funds, time and effort in the area of production and quality control to ensure full technical compliance. The Company does not have any drug manufacturing capability and must rely on outside firms for this capability. See "-- Manufacturing." The FDA stringently applies regulatory standards for manufacturing.

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

   The Company's research and development involves the controlled use of hazardous materials, chemicals, viruses, and various radioactive compounds. Although the Company believes that its procedures for handling and disposing of those materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If such an accident occurs, the Company could be held liable for resulting damages, which could be material to the Company's financial condition and business. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens, and the handling of biohazardous materials. In addition, the Company's diagnostic laboratory operations are required to be certified or licensed under the federal Clinical Laboratory Improvement Act of 1967, as amended in 1988 ("CLIA"), the Medicare and Medicaid programs and various state and local laws. Additional federal, state and local laws and regulations affecting the Company may be adopted in the future. Any violation of, and the cost of compliance with, these laws and regulations could materially and adversely affect the Company. See "-- Business Risks -- Government Regulation; No Assurances of Regulatory Approval."

EMPLOYEES AND CONSULTANTS

Employees

   At December 31, 1997, the Company had 39 full-time employees and utilized a variety of consultants. Of the Company's full-time employees, 21 were engaged in research, development, clinical research and regulatory affairs, ten were engaged in sales and sales support and eight were engaged in finance and administration. The Company relies on its employees to perform most research and development activities, but also uses outside consultants as needed. The Company believes its relationship with its employees is good.

Scientific Advisors and Consultants

   The Company benefits from consultation with prominent scientists active in fields related to the Company's technology. For this purpose, the Company has consulting relationships with a number of scientific advisors. At the Company's request, these advisors review the feasibility of product development programs under consideration, advise concerning advances in areas related to the Company's technology and aid in recruiting personnel. Certain of the consultants receive cash or stock-based compensation for their services. All of the advisors are employed by academic institutions or other entities and may have commitments to or advisory agreements with other entities that may limit their availability to the Company. The Company's consultants are required to disclose and assign to the Company any ideas, discoveries and inventions they develop in the course of providing consulting services. The Company also uses consultants for various administrative needs. None of the Company's consultants are otherwise affiliated with the Company. The Company's scientific advisors and consultants include the following persons:

   Deborah J. Anderson, Ph.D. Dr. Anderson is an Associate Professor of Obstetrics, Gynecology and Reproductive Biology at Brigham and Women's Hospital and Harvard Medical School. Dr. Anderson is also the Director of the Fearing Research Laboratory.

   M. Fathy El Etreby, D.V.M. Dr. Etreby was Director of Research and Development at the Pharmaceutical Division of Schering in Berlin, Germany and at Berlex Laboratories in Wayne, New Jersey for 25 years. Currently, Dr. Etreby is Director of Clinical and Basic Research in the Section of Urology of the Department of Surgery at the Medical College of Georgia.

   David Ferguson, M.D., Ph.D. Dr. Ferguson has been involved in pharmaceutical research and development since 1968. In 1993, he helped found Affiliated Research Centers, Inc. ("ARC"), one of the first site management organizations, and served as Senior Vice President for ARC until February 1997. The Company engaged ARC to assist in the design and implementation of its United States clinical trials. The Company engaged Dr. Ferguson as a consultant following his departure from ARC. Dr. Ferguson also serves as a consultant to MacroChem Corp. ("MacroChem"), a company which is developing a topical treatment for male erectile dysfunction that may compete with Vasomax.

   Irwin Goldstein, M.D. Dr. Goldstein has been co-director of the Urology Research Laboratory at Boston University School of Medicine since 1980. Dr. Goldstein serves as a consultant to MacroChem, and has served as a consultant to or clinical investigator for Pfizer and Vivus, Inc. relating to their products for the treatment of male erectile dysfunction.

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

   Vernon Knight, M.D. Dr. Knight was with the Baylor College of Medicine for over 20 years as Professor and Chairman of the Department of Microbiology and Immunology, Professor in the Infectious Disease Section of the Department of Medicine and Director of Baylor's Center for Biotechnology. Dr. Knight is currently Acting Chairman of the Department of Molecular Physiology and Biophysics at Baylor College of Medicine.

   Alfred Poindexter, M.D. Dr. Poindexter is Professor of Obstetrics and Gynecology and Director of the Division of Contraceptive Development and Research at Baylor College of Medicine. He is on the staff at St. Luke's Episcopal Hospital and The Methodist Hospital in Houston, Texas. Dr. Poindexter has conducted a clinical practice in reproductive endocrinology and research in contraceptive technology for the past twenty years.

   David W. Russell, Ph.D. Dr. Russell is the McDermott Distinguished Professor in the Department of Molecular Genetics at the University of Texas Southwestern Medical Center. His main research interests are cholesterol and steroid hormone metabolism, reproductive biology, molecular genetics and gene regulation.

   Anthony Sacco, Ph.D. Dr. Sacco is a Professor in the Department of Obstetrics and Gynecology at Wayne State University School of Medicine and Director of the Hutzel Hospital, Wayne State University In Vitro Fertilization Laboratory. Dr. Sacco is an authority on the application of zona pellucida proteins as infertility agents.

   Robert S. Schenken, M.D. Dr. Schenken is Professor of Obstetrics and Gynecology and Director of the Division of Reproductive Endocrinology and Infertility at The University of Texas Health Science Center in San Antonio. He has been a consultant for the Society of Reproductive Surgeons' Collaborative Endometriosis Treatment Trial, and program chairman of the Annual Meeting of the Society for Gynecologic Investigation and the American Society for Reproductive Medicine. Dr. Schenken has received numerous national awards for his research and has also served as principal investigator on research projects funded by the NIH, World Health Organization and numerous pharmaceutical companies.

   Edward C. Yurewicz, Ph.D. Dr. Yurewicz is an Associate Professor in the Department of Obstetrics and Gynecology and Associate Member of the Graduate Faculty in the Department of Biochemistry and Molecular Biology at Wayne State University School of Medicine. Dr. Yurewicz is a leading authority on zona pellucida protein chemistry.

BUSINESS RISKS

Uncertainties Related to Early Stage of Development

   The Company is a development stage company. Problems, delays, expenses and complications are typically encountered by companies in the development stage, many of which may be beyond the Company's control. These include, but are not limited to, unanticipated problems and costs relating to the development, testing, production and marketing of its products, regulatory approvals and compliance, availability of adequate financing and competition. There can be no assurance that the Company will be able to complete successfully the transition from a development stage company to the successful introduction of commercially viable products. The Company has generated only limited revenue from product sales since its inception. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of Notes to Consolidated Financial Statements.

Uncertainties Related to Clinical Trial Results and FDA Approval

   The Company must obtain FDA approval of an NDA prior to commercializing Vasomax or any other pharmaceutical product in the United States. Similar approvals will be required from the regulatory authorities of other countries prior to commercialization in such countries. The FDA and other regulatory authorities generally require that the safety and efficacy of a drug be supported by results from adequate and well-controlled Phase 3 clinical trials before approval for commercial sale. The Company completed two pivotal Phase 3 clinical trials of Vasomax in May 1997, and none of the Company's other products have yet entered into United States human clinical trials. The results of preclinical studies and initial clinical trials of the Company's products are not necessarily predictive of the results from large-scale clinical trials. If the results of the Company's clinical trials do not demonstrate the safety and efficacy of its products in the treatment of patients suffering from the diseases for which such products are being tested, the Company will not be able to submit an NDA to the FDA. Even if the Company believes the Phase 3 clinical trials demonstrate the safety and efficacy of Vasomax or any other product in the treatment of disease, the FDA and other regulatory authorities may not accept the Company's assessment of the results. In either case, the Company may be required to conduct additional clinical trials in an effort to demonstrate the safety and efficacy of the product.

   The Company must demonstrate through preclinical studies and clinical trials that its products are safe and effective before the Company can obtain regulatory approvals for the commercial sale of those products. These studies and trials are very costly and time-consuming. The speed with which the Company is able to enroll patients in clinical trials is an important factor in determining how quickly clinical trials may be completed. Many factors affect the rate of patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, and the eligibility criteria for the study. Delays in patient enrollment in the trials may result in increased costs, program delays, or both, which could have a material adverse effect on the Company.

   The administration of any product the Company develops may produce undesirable side effects in humans. The occurrence of side effects could interrupt or delay clinical trials of products and could result in the FDA or other regulatory authorities denying approval of the Company's products for any or all targeted indications. In addition, the Company, the FDA or other regulatory authorities may suspend or terminate clinical trials at any time. Even if the Company receives FDA and other regulatory approvals, the Company's products may later exhibit adverse effects that limit or prevent their widespread use or that necessitate their withdrawal from the market. There can be no assurance that any of the Company's products will be safe for human use, nor can there be any assurance that the Company will obtain regulatory approval for the commercialization of Vasomax or any other product on a timely basis, or at all. Without regulatory approval, the Company will not be able to commercialize its products, which would have a material adverse effect on the Company. Furthermore, delays in the approval process could have a material adverse effect on the Company, even if regulatory approval is ultimately obtained. See " -- Male Erectile Dysfunction -- The Vasomax Solution" and "-- Governmental Regulation."

Substantial Dependence on One Product; Early Stage of Development of Other Products

   The Company has not completed the development of any proprietary product, and substantially all of the Company's revenues currently are derived from sales by FTI of products developed or manufactured by third parties. Revenues from FTI will not be sufficient to fund the Company's planned operations. The Company has dedicated a substantial portion of its resources over the last several years to the development of Vasomax. Products, if any, resulting from the Company's other research and development programs are not expected to be commercially available for at least several years, if at all. As a result, the Company's future prospects are substantially dependent on timely approval by the FDA and the successful commercialization of Vasomax. Failure to obtain regulatory approval and successfully commercialize Vasomax would have a material adverse effect on the Company. The development or acquisition of commercially viable products will require significant further investment, research, development, preclinical studies, clinical testing and regulatory approvals, both foreign and domestic. In addition, there can be no assurance that the Company will be able to produce Vasomax or any other product at reasonable cost or market such products successfully. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," " -- Male Erectile Dysfunction -
- The Vasomax Solution" and "-- Products in Preclinical Development."

History of Operating Losses; Accumulated Deficit

   The Company has experienced significant operating losses in each fiscal year since its inception. As of December 31, 1997, the Company had an accumulated deficit of approximately $39.6 million. The Company may incur substantial additional operating losses over the next several years in connection with its research and development and preclinical and clinical activities. The Company's ability to achieve profitability will depend, among other things, on successfully completing the development of its products, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others which possess such capabilities, and raising sufficient funds to finance its activities. There can be no assurance that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of Notes to Consolidated Financial Statements.

Future Capital Needs; Uncertainty of Additional Funding

   The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if FDA and other regulatory approvals are obtained. The Company believes that its existing capital resources, together with the proceeds of its July 1997 public offering and license fee from Schering-Plough, will be sufficient to fund its operations through at least the end of 1999. The Company's capital requirements will depend on many factors, including: the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's preclinical and clinical activities; the progress of the Company's collaborative agreements with Schering-Plough and any future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of the Company's products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions or the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if the results of its current or future clinical trials are not favorable. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Uncertainty of Protection for Patents and Proprietary Technology

   The Company's ability to commercialize any products will depend, in part, on its ability to obtain patents, enforce those patents and preserve trade secrets and operate without infringing on the proprietary rights of third parties. See "--Patents and Proprietary Information" for a discussion of the uncertainty of protection for patents and proprietary technology.

Government Regulation; No Assurances of Regulatory Approval

   The Company's research and development activities, preclinical studies, clinical trials, and the manufacturing and marketing of its products are subject to extensive regulation by the FDA and other regulatory authorities in the United States. These activities are also regulated in other countries where the Company intends to test and market its products.

   Any drug developed by the Company must undergo an extensive regulatory approval process before it may be marketed and sold. The regulatory process, which includes preclinical studies and clinical trials of each compound to establish its safety and efficacy, takes many years and requires the expenditure of substantial resources. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent FDA regulatory approval. Although the FDA may have been consulted in developing protocols for clinical trials, that consultation provides no assurance that the FDA will accept the clinical trials as adequate or well-controlled or accept the results of those trials as establishing safety or efficacy. In addition, delays or rejections may be encountered based on changes in FDA policy for drug approval during the period of product development and FDA regulatory review of each submitted NDA. Similar delays and rejections may also be encountered in foreign countries. There can be no assurance that, even after such time and expenditures, regulatory approval will be obtained for any drugs developed by the Company. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed or may be conditioned on post-marketing surveillance studies. Further, even if such regulatory approval is obtained, a marketed drug, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections, and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements can, among other things, result in warning letters, fines, suspensions or withdrawals of regulatory approvals, product recalls or seizures, operating restrictions, injunctions, civil penalties and criminal prosecution. Further, additional government regulation may be established that could prevent or delay regulatory approval of the Company's products. The United States Congress has been considering legislation that would substantially reform FDA regulations, including the requirements for NDA approval. It is not certain whether any such legislation will be enacted into law, what form any new law will take, or what effect any new law would have on the Company.

   The Company's business is also subject to regulation under state and federal laws regarding environmental protection, hazardous substances control, and exposure to blood-borne pathogens. These laws include the federal environmental laws, the Occupational Safety and Health Act, and the Toxic Substance Control Act. In addition, the Company's diagnostic laboratory operations are required to be certified or licensed under CLIA, the Medicare and Medicaid programs and various state and local laws. Any violation of, and the cost of compliance with, these laws and regulations could adversely affect the Company. There can be no assurance that statutes or regulations applicable to the Company's business will not be adopted that impose substantial additional costs or otherwise materially adversely affect the Company's operations. See " -- Governmental Regulation."

Limited Sales and Marketing Experience; Dependence on Collaborators

   The Company has limited experience in the sales, marketing and distribution of pharmaceutical products, and its revenues from Vasomax and other products that may be marketed by others will depend on the efforts of Schering-Plough and such other collaborators. See " -- Sales and Marketing" for a discussion of the risks associated with the Company's limited sales and marketing experience and dependence on collaborators.

Manufacturing Uncertainties; Reliance on Third-Party Suppliers

   The Company does not have any manufacturing facilities and does not expect to establish any significant manufacturing capacity in the near future. See "-- Manufacturing" for a discussion of the risks associated with manufacturing and the Company's reliance on third-party suppliers.

Competition and Technological Change

   The Company is engaged in pharmaceutical product development, an industry which is characterized by extensive research efforts and rapid technological progress. See "--Competition" for a discussion of the risks associated with competition and technological change.

Product Liability and Availability of Insurance

   The Company's business exposes it to potential liability risks that are inherent in the testing, manufacturing and marketing of medical products. The use of the Company's product candidates in clinical trials may expose the Company to product liability claims and possible adverse publicity. These risks also exist with respect to the Company's product candidates, if any, that receive regulatory approval for commercial sale. Clinical trials and commercial sales, if any, of the Company's proposed female contraceptive products will involve particularly significant product liability considerations, in light of the substantial amount of current litigation involving female contraceptives and other products affecting the female reproductive system. The Company currently carries $10 million of product liability coverage for the clinical research use of Vasomax and $2 million of product liability coverage for the operations of FTI. There can be no assurance that such coverage is adequate or that it will continue to be available in sufficient amounts or at acceptable costs. The Company does not have product liability insurance for the commercial sale of Vasomax or any of its other product candidates. There can be no assurance that the Company will be able to obtain additional insurance coverage at acceptable costs, or at all, or that the Company will not experience losses due to product liability claims in the future. A product liability claim, product recall or other claim, or claims for uninsured liabilities or for amounts exceeding the limits of the Company's insurance, could have a material adverse effect on the Company.

Reliance on Contract Research Organizations

   During 1996, the Company established arrangements with two contract research organizations, PPD Pharmaco and Affiliated Research Centers, Inc., relating to the Company's United States clinical trials of Vasomax. The companies have collaborated with the Company in the design and conduct of the Company's United States clinical trials, including the pivotal Phase 3 clinical trials, of Vasomax. In addition, these companies have been responsible for managing the conduct of and analyzing data from such clinical trials on behalf of the Company. These companies may terminate these arrangements at any time. If such companies were to terminate these arrangements or were unable or unwilling to devote adequate resources to the Company's projects or to provide services on acceptable terms, the Company would be required to establish relationships with other contract research organizations or to develop internally the capacity to conduct clinical trials. This could result in significant additional expense and delays in the Company's clinical trials, and could have a material adverse effect on the Company. See " -- Collaborative and Licensing Agreements-- Contract Research Organizations."

No Assurance of Adequate Third-Party Reimbursement

   The Company's ability to commercialize its products successfully will depend in part on the extent to which appropriate reimbursement levels for the cost of the products and related treatment are obtained from third-party payors, including government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). Third-party payors are increasingly challenging the prices charged for medical products and services. Accordingly, if less costly treatments are available, third-party payors may not authorize reimbursement for the Company's products even if they offer advantages in safety or efficacy. Also, the trend toward managed healthcare and government insurance programs significantly influences the purchase of healthcare services and products, which could result in lower prices and reduced demand for the Company's products. The cost containment measures that healthcare providers are instituting and any healthcare reform could affect the Company's ability to sell its products and may have a material adverse effect on the Company. There can be no assurance that reimbursement in the United States or foreign countries will be available for any of the Company's products, that any reimbursement granted will be maintained, or that limits on reimbursement available from third-party payers will not reduce the demand for, or negatively affect the price of, the Company's products. The unavailability or inadequacy of third-party reimbursement for the Company's products could have a material adverse effect on the Company. The Company is unable to anticipate what additional legislation or regulation relating to the healthcare industry or third party coverage and reimbursement may be enacted in the future, or what effect the legislation or regulation would have on the Company's business.

Dependence on Key Personnel

   The success of the Company depends in large part on the Company's ability to attract and retain highly qualified scientific and management personnel. The Company faces competition for such personnel from other companies, research and academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining key personnel.

ITEM 2.  PROPERTIES

   The Company leases approximately 24,000 square feet of laboratory and office space in The Woodlands, Texas under a lease which expires in May 2000. The Company also leases approximately 2,000 square feet in Natick, Massachusetts utilized by FTI under a lease which expires in May 2000. The Company believes that its facilities will be adequate for its operations in the near future.

ITEM 3.  LEGAL PROCEEDINGS

   On May 16, 1994, Dr. Bonita Sue Dunbar ("Dunbar") filed suit in the 270th District Court of Harris County, Texas, naming Baylor College of Medicine ("BCM"), BCM Technologies, Inc., Fulbright & Jaworski, L.L.P., The Woodlands Venture Capital Company and the Company as defendants (collectively, the "Dunbar Defendants"). Dunbar is a cellular and molecular biologist who has been employed by BCM as a teacher and research scientist since 1981. During the course of her employment at BCM, Dunbar developed technologies relating to the use of certain recombinant zona pellucida peptides, the intellectual property rights to which were assigned to the Company in 1987. Dunbar claimed, among other things, that her assignment of the patent rights was induced by statutory and constructive fraud and a civil conspiracy on the part of the Dunbar Defendants. The court granted partial summary judgement in favor of the Company and the other Dunbar Defendants in connection with the action. As a result of the rulings, Dunbar is unable to rescind the assignment of the patent rights and is left only with ancillary claims regarding the Company's alleged conversion of her ideas relating to endometriosis and ovarian cancer. Such ancillary claims are subject to a motion to sever and abate pending Dunbar's appeal of the court's orders granting the Company's motion for summary judgment. The Company believes the ancillary claims are without merit.

   Certain purported class action complaints alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder have been filed against the Company and certain of its officers and directors. These complaints were filed with the United States District Court for the Southern District of Texas in Houston, Texas. The plaintiffs assert that the defendants made materially false and misleading statements and failed to disclose material facts about the patents and patent applications of the Company relating to Vasomax and ImmuMax and about the effectiveness and safety of Vasomax. As a result, the complaints allege, the price of the Company's Common Stock was artificially inflated during periods beginning as early as April 1, 1996 and ending on November 18, 1997, when Asensio & Co. ("Asensio") issued a press release alleging that the Company's Vasomax product was not covered by any issued patent and was not patentable, or January 9, 1998, the date on which Asensio issued a press release alleging patent misconduct and fraud with respect to ImmuMax. The plaintiffs further allege that certain of the named individual defendants sold Common Stock during the class period when they knew or should have known adverse nonpublic information. Each plaintiff seeks a determination that its suit is a proper class action, certification of the plaintiff as a class representative and damages in an unspecified amount, together with costs of litigation, including attorneys' fees. The Company and the individual defendants believe that these actions are without merit and intend to defend against them vigorously. No estimate of loss or range of estimate of loss, if any, can be made at this time.

   The Company is involved in certain other litigation matters which it believes will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's security holders in the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   The Common Stock is quoted on The Nasdaq National Market under the symbol "ZONA" and on the Pacific Exchange under the symbol "ZNG." The following table shows the high and low sale prices per share of Common Stock, as reported by The Nasdaq National Market, during the periods presented.

                                            PRICE RANGE
                                          ----------------
                                           HIGH      LOW
                                          -------  -------
1995
First Quarter                              $ 7.25   $ 4.25
Second Quarter                               5.00     3.38
Third Quarter                                5.25     3.38
Fourth Quarter                              10.88     4.88


1996
First Quarter                              $18.25   $ 9.00
Second Quarter                              11.50     8.63
Third Quarter                                9.13     6.38
Fourth Quarter                              11.50     7.75

1997
First Quarter                              $19.88   $ 9.13
Second Quarter                              24.75    14.81
Third Quarter                               39.75    21.50
Fourth Quarter                              45.75    17.75

1998
First Quarter (through March 24, 1998)     $25.50   $13.25

   All of the foregoing prices reflect interdealer quotations, without retail mark-up, mark-downs or commissions and may not necessarily represent actual transactions in the Common Stock.

   On March 24, 1998, the last sale price of the Common Stock, as reported by the Nasdaq National Market, was $22.375 per share. On March 24, 1998, there were approximately 300 holders of record and more than 5,000 beneficial holders of the Company's Common Stock.

   The Company has never paid dividends on the Common Stock. The Company currently intends to retain earnings, if any, to support the development of the Company's business and does not anticipate paying dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

   The selected historical consolidated financial data set forth below are derived from the Company's audited consolidated financial statements as of and for each of the years in the five-year period ended December 31, 1997. The selected consolidated financial data set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                           YEAR ENDED DECEMBER 31,
                                  --------------------------------------------------------------------------
                                      1993           1994           1995           1996            1997
                                  -------------  -------------  -------------  -------------  --------------
STATEMENTS OF OPERATIONS DATA:
Revenues:
Product sales                     $         --    $   800,747    $ 2,838,532    $ 3,021,940    $  3,455,876
Licensing fee                               --             --             --             --      10,000,000
Interest income                        101,079        161,171        115,843        270,906       1,960,445
                                   -----------    -----------    -----------    -----------    ------------
  Total revenues                       101,079        961,918      2,954,375      3,292,846      15,416,321
Expenses:
 Cost of products sold                      --        569,723      2,162,446      2,087,007       2,312,003
 Research and development            1,512,331      2,702,464      2,794,928      7,936,188      22,299,099
 Selling, general and
  administrative                       841,382      1,603,479      2,068,115      2,515,509       3,756,305
 Interest expense and
  amortization of intangibles          279,249         56,649        216,203        224,476         222,289
                                   -----------    -----------    -----------    -----------    ------------
 Total costs and expenses            2,632,962      4,932,315      7,241,692     12,763,180      28,589,696
                                   -----------    -----------    -----------    -----------    ------------
Net loss                           $(2,531,883)   $(3,970,397)   $(4,287,317)   $(9,470,334)   $(13,173,375)
                                   ===========    ===========    ===========    ===========    ============
Loss per share/(1)/                     $(0.83)        $(1.07)        $(1.11)        $(1.92)         $(1.46)
                                   ===========    ===========    ===========    ===========    ============
Shares used in loss per
 share calculation                   3,066,060      3,711,559      3,857,780      4,942,623       9,044,382

                                                YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------------
                                    1993      1994       1995       1996       1997
                                  --------  ---------  ---------  ---------  ---------
                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents         $ 6,057   $  2,478   $  4,190   $ 11,075   $ 73,762
Total assets                        6,567      5,274      6,652     13,712     76,940
Long-term obligations                  --         83         66         17          3
Deficit accumulated during the
development stage                  (8,682)   (12,653)   (16,940)   (26,410)   (39,584)
Total stockholders' equity          6,457      4,248      5,425     11,577     70,976

-----------
/(1)/ See Note 2 of Notes to Consolidated Financial Statements for a description of the computation of loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks, uncertainties and assumptions, including those discussed in "Business Risks." Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated in such forward-looking statements.

OVERVIEW

   Zonagen is a biopharmaceutical company in the development stage engaged in the research, development and marketing of products which address conditions and diseases associated with the human reproductive system. In addition to its proprietary development activities, the Company markets and distributes a variety of third-party fertility-related products to obstetrics/gynecology, urology and fertility specialists through its wholly-owned subsidiary, FTI which was acquired in 1994. The Company's objective is to become a leading provider of innovative products and services for the management of reproductive health.

   In 1997, the Company completed two pivotal Phase 3 clinical trials in the United States of its lead product candidate, Vasomax, an oral treatment for male erectile dysfunction. The Company has dedicated a substantial portion of its resources over the last several years to the development of Vasomax. The Company's future prospects are substantially dependent on favorable results of the Phase 3 clinical trials, approval by the FDA and the successful commercialization of Vasomax. See "Item 1. Business -- Business Risks -- Substantial Dependence on One Product; Early Stage of Development of Other Products."

   Substantially all of the Company's revenues are derived from sales of third-party fertility-related products by FTI. The Company acquired FTI in 1994 to enter the market for female reproductive healthcare products and services. Revenues from FTI will not be sufficient to fund the Company's planned operations.

   As of December 31, 1997, the Company had an accumulated deficit of $39.6 million. There can be no assurance that the Company will be able to successfully complete the transition from a development stage company to the successful introduction of commercially viable products. The Company's ability to achieve profitability will depend, among other things, on successfully completing the development of its products, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others which possess such capabilities, and raising sufficient funds to finance its activities. There can be no assurance that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained. See "Item 1. Business -- Business Risks -- Uncertainties Related to Early Stage of Development," "Item 1. Business -- Business Risks -- History of Operating Losses; Accumulated Deficit" and Note 1 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Comparison of Years ended December 31, 1997 and 1996

   Revenues. Total revenues increased 367% to $15.4 million in 1997, as compared with $3.3 million in 1996. License revenue increased from none in 1996 to $10.0 million in 1997. This increase was due to the Company's receipt of payments under its agreements with Schering-Plough with respect to Vasomax. Product sales, substantially all of which were derived from FTI, increased 17% to $3.5 million in 1997, as compared with $3.0 million in 1996. The increase was due primarily to increased sales and marketing efforts by FTI. Interest income increased 638% to $2.0 million in 1997, as compared with $271,000 in 1996. The increase was due primarily to interest on proceeds from the Company's secondary public offering completed in July 1997.

   Cost of Products Sold. Cost of products sold increased 10% to $2.3 million in 1997, as compared with $2.1 million in 1996. Gross profit as a percentage of revenues from product sales increased to 33% of product sales in 1997 as compared with 31% in 1996. The increase was due primarily to a shift in FTI's product mix to higher margin products.

   Research and Development Expenses. Research and development expenses increased 182% to $22.3 million in 1997, as compared with $7.9 million in 1996. The increase was due primarily to the additional costs associated with the development of Vasomax. Expenses associated with the development of Vasomax increased 230% to approximately $19.8 million in 1997, as compared with $6.0 million in 1996. The increase was due primarily to costs incurred in connection with Phase 3 clinical trials in 1997. Other research and development expenses were $2.5 million and $1.9 million in 1997 and 1996, respectively.

   Sales, General and Administrative Expenses. Sales, general and administrative expenses increased 52% to $3.8 million in 1997 from $2.5 million in 1996. This increase was primarily due to non-cash compensation expense related to stock options and employee bonus awards.

   Interest Expense and Amortization of Intangibles. Interest expense and amortization of intangibles decreased slightly to $222,000 in 1997 from $224,000 in 1996.

Comparison of Years ended December 31, 1996 and 1995

   Revenues. Total revenues increased 10% to $3.3 million in 1996, as compared with $3.0 million in 1995. Product sales increased 7% to $3.0 million in 1996, as compared with $2.8 million in 1995. The increase was due primarily to increased sales and marketing efforts by FTI in the second half of 1996. Interest income increased 134% to $271,000 in 1996, as compared with $116,000 in 1995. The increase was due primarily to interest on proceeds from the Company's private placement completed in October 1996.

   Cost of Products Sold. Cost of products sold decreased slightly to $2.1 million in 1996, as compared with $2.2 million in 1995. Gross profit as a percentage of revenues from product sales increased to 31% of product sales in 1996, as compared with 24% in 1995. The increase was due primarily to a shift in FTI's product mix to higher margin products in the second half of 1996, as well as the costs associated with the disposal of inventory of discontinued products in 1995.

   Research and Development Expenses. Research and development expenses increased 182% to $7.9 million in 1996, as compared with $2.8 million in 1995. The increase was due primarily to the additional costs associated with the development of Vasomax. Expenses associated with the development of Vasomax increased 745% to approximately $6.0 million in 1996, as compared with $710,000 in 1995. Other research and development expenses were $2.0 million and $2.1 million in 1996 and 1995, respectively.

   Sales, General and Administrative Expenses. Sales, general and administrative expenses increased 19% to $2.5 million in 1996 from $2.1 million in 1995. A substantial portion of this increase was due to reduced levels of expenditures in the second half of 1995 as the Company took steps to conserve cash.

   Interest Expense and Amortization of Intangibles. Interest expense and amortization of intangibles increased slightly to $224,000 in 1996 from $216,000 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

   Since inception, the Company has financed its operations primarily with proceeds from the private placement and public offering of equity securities.
In April 1993, the Company received net proceeds of approximately $7.0 million from its initial public offering. In December 1993, the Company received net proceeds of $2.5 million from the sale of Common Stock to an affiliate of Schering AG in connection with the Company's collaboration with Schering AG. In October 1995, the Company received net proceeds of $5.3 million from the private placement of Series A Preferred Stock. In September and October 1996, the Company received aggregate net proceeds of $14.4 million from the private placement of Series B Preferred Stock. In July 1997, the Company received net proceeds of approximately $72.2 million from a public offering of Common Stock. In December 1997, the Company received a $10.0 million up-front license fee from Schering-Plough for the right to market and sell Vasomax for the treatment of male erectile dysfunction.

   The Company used net cash of $8.3 million for operating activities in the year ended December 31, 1997, as compared with $8.0 million for the year ended December 31, 1996. The Company had cash and cash equivalents of $73.8 million at December 31, 1997. The increased use of cash for the year ended December 31, 1997 was primarily due to the increase in expenses related to the clinical development of Vasomax. The Company spent approximately $19.8 million in connection with its clinical development program for Vasomax during 1997.

   The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if FDA and other regulatory approvals are obtained. The Company believes that its existing capital resources will be sufficient to fund its operations through at least the end of 1999. The Company's capital requirements will depend on many factors, including: the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's clinical and preclinical activities; the progress of the Company's collaborative agreements with Schering-Plough and costs associated with any future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of the Company's products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions or the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if the results of its current or future clinical trials are not favorable. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock.

   The Company records and amortizes over the related vesting periods deferred compensation representing the difference between the exercise price of options granted and the deemed fair market value of the Common Stock at the time of grant. In October 1997, options to purchase an aggregate of 50,000 shares were granted to certain employees at a weighted average exercise price of $30.00.
The Company recorded deferred compensation in the amount of $162,500 relating to these options. The deferred compensation will be amortized and recorded as compensation expense over the five-year vesting period of the options. In December 1996, the Company established a new nonemployee director stock option plan and granted options under the plan entitling the Company's nonemployee directors to purchase an aggregate of 175,000 shares of Common Stock at an exercise price of $8.38 per share. For purposes of determining the amount of any deferred compensation, such options were deemed grant on stockholder approval, which was received at the Company's Annual Meeting of Stockholders on June 18, 1997. The Company recorded non-cash deferred compensation of $2.4 million in the quarter ending June 30, 1997 based on the difference between the fair market value of the Common Stock of $22.25 per share (the last sale price of the Common Stock on the Nasdaq National Market) on the deemed grant date and the exercise price of the options. The deferred compensation, as adjusted for applicable forfeitures, is being amortized and recorded as compensation expense over the five-year vesting period beginning December 1996. In addition, options to purchase an aggregate 12,500 shares granted to an employee and a consultant at a weighted average exercise price of $6.64 per share vest based on the achievement of certain performance criteria. The Company recorded compensation of $109,000 based on the difference in the fair market value of such options at the time of grant and at the time such performance criteria were met. The deferred compensation will be amortized and recorded as compensation expense over the five-year vesting period. See Note 9 of Notes to Consolidated Financial Statements.

   The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. Cash of $8.3 million, $8.0 million and $3.2 million was used in operating activities during 1997, 1996 and 1995, respectively.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   None.

ITEM 8.  FINANCIAL STATEMENTS

   The financial statements required by this item are presented following Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item as to the directors and executive officers of the Company is hereby incorporated by reference from the information appearing under the caption "Election of Directors" in the Company's proxy statement (the "Proxy Statement") for its annual meeting of stockholders. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 120 days of the end of the Company's fiscal year ended December 31, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

   The information required by this item as to the management of the Company is hereby incorporated by reference from the information appearing under the captions "Executive Compensation" and "Election of Directors--Director Compensation" in the Company's Proxy Statement. Notwithstanding the foregoing, in accordance with the instructions to Item 402 of Regulation S-K, the information contained in the Company's proxy statement under the sub-heading "Report of the Compensation Committee of the Board of Directors" and "Performance Graph" shall not be deemed to be filed as part of or incorporated by reference into this Annual Report on Form 10-K.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Documents Filed as a Part of this Report

        1.   Financial Statements

            FINANCIAL STATEMENTS                                                     PAGE
            --------------------                                                     ----
             Report of Independent Public Accountants                                 F-1
             Consolidated Balance Sheets as of December 31, 1997 and 1996             F-2
             Consolidated Statements of Operations for the Years Ended
                  December 31, 1997, 1996 and 1995 and (unaudited)
                   from Inception (August 20, 1987) through December 31, 1997         F-3
             Consolidated Statement of Stockholders' Equity                           F-4
             Consolidated Statements of  Cash Flows for the Years Ended
                  December 31, 1997, 1996 and 1995 and (unaudited) from Inception
                  (August 20, 1987) through December 31, 1997                         F-7
             Notes to Consolidated Financial Statements                               F-8

             All schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or the notes thereto.

        2.  Exhibits

             Exhibits to the Form 10-K have been included only with the copies of the Annual Report on Form 10-K filed with the Securities and Exchange Commission. Upon request to the Company and payment of a reasonable fee, copies of the individual exhibits will be furnished.

      EXHIBIT NUMBER                                  IDENTIFICATION OF EXHIBIT
      --------------                                  -------------------------
           3.1  --    Restated Certificate of Incorporation.  Exhibit 3.3 to the Company's Registration Statement on
                      Form SB-2 (No. 33-57728-FW), as amended (the "Registration Statement"), is incorporated herein by reference.
           3.2  --    Restated Bylaws of the Company.  Exhibit 3.4 to the Company's Registration Statement is
                      incorporated herein by reference.
           4.1  --    Specimen Certificate of Common Stock, $.001 par value, of the Company.  Exhibit 4.1 to the
                      Company's Registration Statement is incorporated herein by reference.
           4.2  --    Representative's Warrant Agreement dated March 25, 1993.  Exhibit 4.3 to the Company's
                      Registration Statement is incorporated herein by this reference.
           4.3  --    Certificate of Designation for the Company's Series A Convertible Preferred Stock.  Exhibit 4.1
                      to the Company's Current Report on Form 8-K dated October 19, 1995 is incorporated herein by reference.
           4.4  --    Form of Subscription Agreement between the Company and purchases of the Company's Series
                      A Convertible Preferred Stock.  Exhibit 4.2 to the Company's Current Report on Form 8-K dated
                      October 19, 1995 is incorporated herein by reference.
           4.5  --    Form of Warrants issued to the designees of the placement agent for the Company's Series A
                      Convertible Preferred Stock.  Exhibit 4.5 to the Company's Annual Report on Form 10-K for the
                      fiscal year ended December 31, 1995 is incorporated herein by reference.
           4.6  --    Certificate of Designation for the Company's Series B Convertible Preferred Stock.  Exhibit 4.1
                      to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (the
                      "September 1996 10-Q") is incorporated herein by reference.


      EXHIBIT NUMBER                                  IDENTIFICATION OF EXHIBIT
      --------------                                  -------------------------

           4.7  --    Form of Subscription Agreement between the Company and purchases of the Company's Series B
                      Convertible Preferred Stock.  Exhibit 4.2 to the Company's September 1996 10-Q  is incorporated herein by reference.
           4.8  --    Form of Warrant issued to the Placement Agent for the Company's Series B Convertible Preferred
                      Stock.  Exhibit 4.3 to the Company's September 1996 10-Q is incorporated herein by reference.
          10.1  --    Confidentiality Agreement dated July 19, 1991, between the Company and the Regents of the
                      University of California.  Exhibit 10.1 to the Company's Registration Statement is incorporated herein by reference.
          10.2  --    Agreement dated July 23, 1991, between the Company and Wayne State University.  Exhibit 10.2
                      to the Company's Registration Statement is incorporated herein by reference.
         10.3+  --    Amended and Restated 1993 Employee and Consultant Stock Option Plan.  Exhibit 10.3 to the
                      Company's Registration Statement is incorporated herein by reference.
          10.4  --    Lease Agreement dated March 22, 1990, between the Company and The Woodlands Equity
                      Partnership-89.  Exhibit 10.4 to the Company's Registration Statement is incorporated herein by reference.
         10.5+  --    Employment Agreement between the Company and Joseph S. Podolski.  Exhibit 10.5 to the
                      Company's Registration Statement is incorporated herein by reference.
          10.6  --    Exclusive License Agreement dated as of September 11, 1992, between the Company and
                      Dainippon Pharmaceuticals Co., Ltd.  Exhibit 10.7 to the Company's Registration Statement is
                      incorporated herein by reference.
          10.7  --    Advisory Agreement dated March 25, 1993 between the Company and Reich & Co., Inc.  Exhibit
                      10.8 to the Company's Registration Statement is incorporated herein by reference.
          10.8  --    Extension, Modification and Ratification of Lease dated July 12, 1993, between the Company and
                      Woodlands Equity Partnership- 89.  Exhibit 10.10 to the Company's Annual Report on Form 10-
                      KSB for the fiscal year ended December 31, 1993 (the "1993 Form 10-KSB") is incorporated herein by reference.
         10.9+  --    The Company's 1993 Non-Employee Director Stock Option Plan.  Exhibit 10.11 to the
                      Company's 1993 Form 10-KSB is incorporated herein by reference
        10.10+  --    Employment Agreement between the Company and Louis Ploth.  Exhibit 10.12 to the Company's
                      1993 Form 10-KSB is incorporated herein by reference.
         10.11  --    Stock Purchase Agreement dated December 6, 1993, between the Company and Schering Berlin
                      Venture Corporation.  Exhibit 10.13 to the Company's 1993 Form 10-KSB is incorporated herein by reference.
         10.12  --    License, Research, Development and Regulatory Filing Agreement dated December 13, 1993,
                      between the Company and Schering AG.   Exhibit 10.14 to the Company's 1993 Form 10-KSB
                      is incorporated herein by reference.
         10.13  --    Agreement dated November 30, 1993, between the Company and the University of North
                      Carolina at Chapel Hill.  Exhibit 10.15 to the Company's 1993 Form 10-KSB is incorporated herein by reference.
         10.14  --    Agreement between the Company and Reproductive Biotechnologies PVT., Ltd.  Exhibit 10.16
                      to the Company's 1993 Form 10-KSB is incorporated herein by reference
         10.15  --    Assignment Agreement dated April 13, 1994, among Zonagen, Inc., Gamogen, Inc. and Dr.
                      Adrian Zorgniotti.  Exhibit 10.17 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 is incorporated herein by reference.
         10.16  --    Stock Exchange Agreement dated October 13, 1994, effective October 1, 1994, among Zonagen,
                      Inc., Fertility Technologies, Inc. and J. Tyler Dean.  Exhibit 2.1 to the Company's Current Report
                      on Form 8-K dated October 13, 1994 is incorporated herein by reference.
         10.17  --    Registration Rights Agreement dated October 13, 1994, effective October 1, 1994, among
                      Zonagen, Inc. and J. Tyler Dean.  Exhibit 10.1 to the Company's Current Report on Form 8-K
                      dated October 13, 1994 is incorporated herein by reference.


      EXHIBIT NUMBER                                  IDENTIFICATION OF EXHIBIT
      --------------                                  -------------------------


         10.18  --    Pledge and Security Agreement dated October 13, 1994, between Zonagen, Inc. and J. Tyler
                      Dean.  Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 13, 1994 is incorporated herein by reference.
         10.19  --    Guaranty of Zonagen, Inc. dated October 13, 1994.  Exhibit 10.4 to the Company's Current
                      Report on Form 8-K dated October 13, 1994 is incorporated herein by reference.
         10.20  --    Agreement dated January 25, 1995, between the Company and Pharmaco, LSR to conduct clinical trials.  Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended
                      December 31, 1995 is incorporated herein by reference.
         10.21  --    Research Agreement dated November 6, 1995, between the Company and The Brigham and
                      Women's Hospital, Inc.   Exhibit 10.24 to the Company's Annual Report on Form 10-K for the
                      fiscal year ended December 31, 1995 is incorporated herein by reference.
         10.22  --    License Agreement dated November 6, 1995, between the Company and The Brigham and
                      Women's Hospital, Inc.   Exhibit 10.25 to the Company's Annual Report on Form 10-K for the
                      fiscal year ended December 31, 1995 is incorporated herein by reference.
         10.23  --    Conditional Amendment No. 1 to Assignment Agreement dated January 24, 1997, between the
                      Company and Gamogen, Inc.  Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for
                      the fiscal quarter ended March 31, 1997 is incorporated herein by reference.
         10.24  --    1996 Nonemployee Directors' Stock Option Plan.  Exhibit 10.1 to the Company's Quarterly
                      Report on Form 10-Q for the fiscal quarter ended June 30, 1997 is incorporated herein by reference.
         10.25  --    Amendment No. 2 to Assignment Agreement dated September 30, 1997, between the Company and Gamogen, Inc.  Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 is incorporated herein by reference.
        10.26*  --    Supply Agreement dated June 12, 1997, between the Company and Plasto S.A. (Synkem
                      Division).
      10.27*++  --    Exclusive License Agreement dated November 15, 1997, between the Company and Schering
                      Corporation.
      10.28*++  --    Exclusive License Agreement dated November 15, 1997, between the Company and Schering-
                      Plough Ltd.
         11.1*  --    Statement regarding computation of loss per share
         23.1*  --    Consent of Arthur Andersen LLP.
         27.1*  --    Financial Data Schedule

*   Filed herewith.
+   Management contract or compensatory plan.

++   Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act. Such omitted portions have been filed separately with the Commission.

   (b)  Reports on Form 8-K

          The Company filed one Current Report on Form 8-K dated November 17, 1997, during the three months ended December 31, 1997. The Current Report on Form 8-K related to the Company entering into Exclusive License Agreements with two affiliates of Schering-Plough Corporation (including such affiliates, "Schering-Plough") with respect to the exclusive license of the Company's Vasomax product to Schering-Plough.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ZONAGEN, INC.


                                 By: /s/ Joseph S. Podolski
                                     ----------------------
                                       Joseph S. Podolski
                                       President and Chief Executive Officer

Dated: March 31, 1998

       SIGNATURE                        TITLE                        DATE
       ---------                        -----                        ----
/s/  Joseph S. Podolski     President, Chief Executive Officer    March 31, 1998
--------------------------           and Director
   Joseph S. Podolski       (Principal Executive Officer)

/s/  Louis Ploth, Jr.       Vice President--Business Development  March 31, 1998
--------------------------       and Chief Financial Officer
   Louis Ploth, Jr.            (Principal Financial Officer and
                                 Principal Accounting Officer)

/s/  Martin P. Sutter       Chairman of the Board of Directors    March 31, 1998
--------------------------
   Martin P. Sutter

/s/  Steven Blasnik         Director                              March 31, 1998
--------------------------
   Steven Blasnik

/s/  Timothy McInerney      Director                              March 31, 1998
--------------------------
     Timothy McInerney

/s/  David B. McWilliams    Director                              March 31, 1998
--------------------------
     David B. McWilliams

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Zonagen, Inc.:

   We have audited the accompanying balance sheets of Zonagen, Inc. (a Delaware corporation in the development stage), and subsidiary (collectively, "the Company") as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zonagen, Inc., and subsidiary as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Houston, Texas
March 24, 1998

                          ZONAGEN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                           ASSETS                              DECEMBER 31,   DECEMBER 31,
                                                                   1997           1996
                                                               -------------  -------------
CURRENT ASSETS
   Cash and cash equivalents                                   $ 73,761,823   $ 11,074,902
   Accounts receivable                                              514,734        420,149
   Product inventory                                                206,913        174,073
   Prepaid expenses and other current assets                        270,407        141,223
                                                               ------------   ------------
   Total current assets                                          74,753,877     11,810,347
LAB EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS, net            557,199        311,093
GOODWILL, net                                                       793,827      1,003,329
OTHER ASSETS, net                                                   835,577        586,991
                                                               ------------   ------------
   Total assets                                                $ 76,940,480   $ 13,711,760
                                                               ============   ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                            $  3,285,031   $  1,169,999
   Accrued expenses                                               2,662,849        867,459
   Current portion of long-term notes payable                        14,160         80,526
                                                               ------------   ------------
   Total current liabilities                                      5,962,040      2,117,984
                                                               ------------   ------------
LONG-TERM NOTES PAYABLE                                               2,639         16,799
                                                               ------------   ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Undesignated Preferred Stock, $.001 par value, 3,075,000
    shares authorized, none issued and outstanding                       --             --
   Series B Preferred Stock, $.001 par value,
    1,925,000 shares authorized, none and
    1,514,906 shares issued and outstanding, respectively                --          1,515
   Common Stock, $.001 par value, 20,000,000 shares
    authorized, 11,541,923 and 6,033,396 shares
    issued, respectively; 11,480,423 and 6,033,396 shares
    outstanding, respectively                                        11,542          6,033
   Additional paid-in capital                                   113,236,136     38,124,532
   Deferred compensation                                         (1,401,389)      (144,718)
   Cost of Treasury stock, 61,500 and none shares,
    respectively                                                 (1,286,728)            --
   Deficit accumulated during the development stage             (39,583,760)   (26,410,385)
                                                               ------------   ------------
   Total stockholders' equity                                    70,975,801     11,576,977
                                                               ------------   ------------
   Total liabilities and stockholders' equity                  $ 76,940,480   $ 13,711,760
                                                               ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                FROM INCEPTION
                                                                                               (AUGUST 20, 1987)
                                                   FOR THE YEAR ENDED DECEMBER 31,                  THROUGH
                                          --------------------------------------------------     DECEMBER 31,
                                              1997               1996                1995            1997
                                          --------------------------------------------------   -----------------
                                                                                                  (UNAUDITED)

REVENUES
 Product sales                              $  3,455,876        $ 3,021,940        $ 2,838,532     $ 10,117,095
 Licensing fee                                10,000,000                 --                 --       10,250,000
 Interest income                               1,960,445            270,906            115,843        2,853,144
                                            ------------        -----------        -----------     ------------
  Total revenues                              15,416,321          3,292,846          2,954,375       23,220,239
COSTS AND EXPENSES
 Cost of products sold                         2,312,003          2,087,007          2,162,446        7,131,179
 Research and development                     22,299,099          7,936,188          2,794,928       41,067,023
 Selling, general and administrative           3,756,305          2,515,509          2,068,115       13,159,540
 Interest expense and amortization               222,289            224,476            216,203        1,082,874
 of intangibles                             ------------        -----------        -----------     ------------
    Total costs and expenses                  28,589,696         12,763,180          7,241,692       62,440,616
                                            ------------        -----------        -----------     ------------
Loss from continuing operations              (13,173,375)        (9,470,334)        (4,287,317)     (39,220,377)
Loss from discontinued operations                     --                 --                 --         (288,104)
Loss on disposal                                      --                 --                 --          (75,279)
                                            ------------        -----------        -----------     ------------
NET LOSS                                    $(13,173,375)       $(9,470,334)       $(4,287,317)    $(39,583,760)
                                            ============        ===========        ===========     ============
Loss per share:
Basic and diluted                                 $(1.46)            $(1.92)            $(1.11)
Shares used in loss per share
 calculation:
Basic and diluted                              9,044,382          4,942,623          3,857,780

  The accompanying notes are an integral part of these consolidated financial statements.

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                PREFERRED STOCK          COMMON  STOCK        ADDITIONAL
                             ----------------------  -----------------------    PAID-IN         DEFERRED
                               SHARES      AMOUNT      SHARES       AMOUNT       CAPITAL       COMPENSATION
                             -----------  ---------  -----------  ----------   ----------      ------------
 Exchange of common stock
  ($.004 per share) for
  technology rights and
   services from founding
   stockholders                      --   $     --      245,367     $   245     $        805   $          --
 Net Loss                            --         --           --          --               --              --
                             ----------   --------   ----------     -------     ------------   -------------
BALANCE AT DECEMBER 31,
 1987 (unaudited)                    --         --      245,367         245              805              --
Net Loss                             --         --           --          --               --              --
                             ----------   --------   ----------     -------     ------------   -------------
BALANCE AT DECEMBER 31,
 1988 (unaudited)                    --         --      245,367         245              805              --
Proceeds from issuance of
 common stock                        --         --       65,431          65            2,735              --
Net Loss                             --         --           --          --               --              --
                             ----------   --------   ----------     -------     ------------   -------------
BALANCE AT DECEMBER 31,
 1989 (unaudited)                    --         --      310,798         310            3,540              --
Proceeds from issuance of
 common stock                        --         --          467           1               19              --
 Net Loss                            --         --           --          --               --              --
                             ----------   --------   ----------     -------     ------------   -------------
BALANCE AT DECEMBER 31,
 1990 (unaudited)                    --         --      311,265         311            3,559              --
 Net Loss                            --         --           --          --               --              --
                             ----------   --------   ----------     -------     ------------   -------------
BALANCE AT DECEMBER 31,
 1991 (unaudited)                    --         --      311,265         311            3,559              --
Conversion of 391,305
 shares of Series C
  preferred stock into
   common stock                      --         --       91,442          92          359,908              --
 Purchase of retirement of
  common stock                       --         --      (23,555)        (24)            (984)             --
Proceeds from issuance of
 common stock                        --         --       16,946          17            6,983              --
Net Loss                             --         --           --          --               --              --
                             ----------   --------   ----------     -------     ------------   -------------
BALANCE AT DECEMBER 31,
 1992 (unaudited)                    --         --      396,098         396          369,466              --
Issuance of common stock
 for cash, April 1, 1993,
  and May 12, 1993 ($5.50
   per share), net of
   offering costs of
   $1,403,400                        --         --    1,534,996       1,535        7,037,543              --
 Issuance of common stock
  for cash and license
  agreement, December 9,
   1993 ($10.42 per share),
  net of offering costs of
   $46,833                           --         --      239,933         240        2,453,017              --
 Conversion of Series A
  preferred stock to
  common stock                       --         --      179,936         180          600,420              --
Conversion of Series B
 preferred stock to common
 stock                               --         --       96,013          96          377,903              --
Conversion of Series C
 preferred stock to common
 stock                               --         --      876,312         877        3,442,530              --
Conversion of Series D
 preferred stock to common
 stock                               --         --      280,248         280          599,352              --
Conversion of bridge loan
 to common stock                     --         --       64,000          64          255,936              --
 Net Loss                            --         --           --          --               --              --
                             ----------   --------   ----------     -------     ------------   -------------













                                                      DEFICIT
                                                     ACCMULATED
                               TREASURY STOCK       DURING THE          TOTAL
                              ----------------      DEVELOPMENT      STOCKHOLDERS'
                              SHARES    AMOUNT         STAGE            EQUITY
                             -------  ----------    -----------     -------------
 Exchange of common stock
  ($.004 per share) for
  technology rights and
   services from founding
   stockholders                  --  $         --     $         --    $      1,050
 Net Loss                        --            --          (27,613)        (27,613)
                             ------  ------------     ------------    ------------
BALANCE AT DECEMBER 31,
 1987 (unaudited)                --            --          (27,613)        (26,563)
Net Loss                         --            --         (327,412)       (327,412)
                             ------  ------------     ------------    ------------
BALANCE AT DECEMBER 31,
 1988 (unaudited)                --            --         (355,025)       (353,975)
Proceeds from issuance of
 common stock                    --            --               --           2,800
Net Loss                         --            --         (966,681)       (966,681)
                             ------  ------------     ------------    ------------
BALANCE AT DECEMBER 31,
 1989 (unaudited)                --            --       (1,321,706)     (1,317,856)
Proceeds from issuance of
 common stock                    --            --               --              20
Net Loss                         --            --       (1,426,320)     (1,426,320)
                             ------  ------------     ------------    ------------
BALANCE AT DECEMBER 31,
 1990 (unaudited)                --            --       (2,748,026)     (2,744,156)
Net Loss                         --            --       (1,819,620)     (1,819,620)
                             ------  ------------     ------------    ------------
BALANCE AT DECEMBER 31,          --            --       (4,567,646)     (4,563,776)
 1991 (unaudited)
Conversion of 391,305
 shares of Series C
  preferred stock into
   common stock                  --            --               --         360,000
 Purchase of retirement of
  common stock                   --            --               --          (1,008)
Proceeds from issuance of
 common stock                    --            --               --           7,000
Net Loss                         --            --       (1,582,808)     (1,582,808)
                             ------  ------------     ------------    ------------
BALANCE AT DECEMBER 31,
 1992 (unaudited)                --            --       (6,150,454)     (5,780,592)
Issuance of common stock
 for cash, April 1, 1993,
  and May 12, 1993 ($5.50
   per share), net of
   offering costs of
   $1,403,400                    --            --               --       7,039,078
 Issuance of common stock
  for cash and license
  agreement, December 9,
   1993 ($10.42 per share),
  net of offering costs of
   $46,833                       --            --               --       2,453,257
 Conversion of Series A
  preferred stock to
  common stock                   --            --               --         600,600
Conversion of Series B
 preferred stock to common
 stock                           --            --               --         377,999
Conversion of Series C
 preferred stock to common
 stock                           --            --               --       3,443,407
Conversion of Series D
 preferred stock to common
 stock                           --            --               --         599,632
Conversion of bridge loan
 to common stock                 --            --               --         256,000
 Net Loss                        --            --       (2,531,883)     (2,531,883)
                             ------  ------------     ------------    ------------

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY






                                   PREFERRED STOCK        COMMON STOCK           ADDITIONAL
                                   ----------------   ---------------------        PAID-IN        DEFERRED
                                   SHARES    AMOUNT    SHARES       AMOUNT        CAPITAL       COMPENSATION
                                   ------    ------   --------      -------     ------------   -------------
BALANCE AT DECEMBER 31,
 1993 (unaudited)                    --   $     --    3,667,536     $ 3,668     $ 15,136,167   $          --
Deferred compensation
 resulting from grant of
 options                             --         --           --          --          187,500        (187,500)
Amortization of deferred
 compensation                        --         --           --          --               --          37,500
Exercise of warrants to
 purchase common stock
  for cash, June 30, 1994
   ($3.94 per share)                 --         --       39,623          40          156,079              --
 Issuance of common stock
  for purchase of FTI,
  October 13, 1994                   --         --      111,111         111        1,567,184              --
 Net loss                            --         --           --          --               --              --
                             ----------   --------   ----------     -------     ------------   -------------
BALANCE AT DECEMBER 31,
 1994                                --         --    3,818,270       3,819       17,046,930        (150,000)
Amortization of deferred
 compensation                        --         --           --          --               --          37,500
Exercise of options to
 purchase common stock for
 cash, January and April 1995
 ($.10 to $6.13 per share)           --         --        4,546           4           13,919              --
Issuance of common stock
  for cash and a financing
  charge, March 9, 1995              --         --       16,000          16           75,984              --
Issuance of Series A
  preferred stock for cash,
  October 4, 1995, and
   October 19, 1995
   ($10.00 per share), net
   of offering costs of
   $651,495                     598,850        599           --          --        5,336,406              --
 Conversion of warrants to
  purchase common
  stock as a result of
   offering under
   antidilution clause,
   October 19, 1995 ($3.63
   per share)                        --         --           --          --               --              --
 Conversion of Series A
  preferred stock into
  common stock, November
   and December 1995            (94,000)       (94)     259,308         259             (165)             --
 Net loss                            --         --           --          --               --              --
                             ----------   --------   ----------     -------     ------------   -------------
BALANCE AT DECEMBER 31,
 1995                           504,850        505    4,098,124       4,098       22,473,074        (112,500)
Deferred compensation
 resulting from grant of
 options                             --         --           --          --           86,250         (86,250)
Amortization of deferred
 compensation                        --         --           --          --               --          54,032
Exercise of warrants to
 purchase common stock for
 cash, January through December
   1996 ($3.63 per share)            --         --      227,776         228          826,595              --
 Conversion of Series A
  preferred stock into
  common stock, January
   through November 1996       (507,563)      (508)   1,396,826       1,397             (889)             --
 Issuance of options for
  services, January 12,
  1996                               --         --           --          --           98,745              --
Exercise of options to
 purchase common stock for
  cash, February through
   November 1996 ($.001 to
   $5.50 per share)                  --         --       23,100          23           75,005              --
 Issuance of common stock
  for agreement not to
  compete, April 13, 1996            --         --       19,512          19          199,978              --
 Exercise of warrants to
  purchase Series A
  preferred
  stock under cashless
   exercise provision,
  June 5, 1996                    2,713          3           --          --               (3)             --
 Issuance of Series B
  preferred stock for cash,
  September 30, 1996, and
   October 11, 1996
   ($10.00 per share), net
   of offering costs of
   $2,557,440                 1,692,500      1,693           --          --       14,365,867              --
 Conversion of Series B
  preferred stock into
  common stock, November
  through December 1996        (177,594)      (178)     268,058         268              (90)             --
 Net loss                            --         --           --          --               --              --
                             ----------   --------   ----------     -------     ------------   -------------



                                                        DEFICIT
                                                      ACCUMULATED
                                  TREASURY STOCK       DURING THE      TOTAL
                               -------------------    DEVELOPMENT   STOCKHOLDERS'
                                SHARES     AMOUNT        STAGE        EQUITY
                               --------   --------    ------------  --------------
BALANCE AT DECEMBER 31,              --         --    $ (8,682,337)   $  6,457,498
 1993 (unaudited)
Deferred compensation
 resulting from grant of
 options                             --         --              --              --
Amortization of deferred
 compensation                        --         --              --          37,500
Exercise of warrants to
 purchase common stock
  for cash, June 30, 1994
   ($3.94 per share)                 --         --              --         156,119
 Issuance of common stock
  for purchase of FTI,
  October 13, 1994                   --         --              --       1,567,295
 Net loss                            --         --      (3,970,397)     (3,970,397)
                             ----------    -------      ----------       ---------
BALANCE AT DECEMBER 31,
 1994                                --         --     (12,652,734)      4,248,015
Amortization of deferred             --         --              --          37,500
 compensation
Exercise of options to
 purchase common stock for
 cash, January and April 1995
   ($.10 to $6.13 per share)         --         --              --          13,923
 Issuance of common stock
  for cash and a financing
  charge, March 9, 1995              --         --              --          76,000
 Issuance of Series A
  preferred stock for cash,
  October 4, 1995, and
   October 19, 1995
   ($10.00 per share), net
   of offering costs of
   $651,495                          --         --              --       5,337,005
 Conversion of warrants to
  purchase common
  stock as a result of
   offering under
   antidilution clause,
   October 19, 1995 ($3.63
   per share)                        --         --              --              --
 Conversion of Series A
  preferred stock into
  common stock, November
   and December 1995                 --         --              --              --
 Net loss                            --         --      (4,287,317)     (4,287,317)
                             ----------   --------      ----------       ---------
BALANCE AT DECEMBER 31,
 1995                                --         --     (16,940,051)      5,425,126
Deferred compensation
 resulting from grant of
 options                             --         --              --              --
Amortization of deferred
 compensation                        --         --              --          54,032
Exercise of warrants to
 purchase common stock for
 cash, January through
 December 1996 ($3.63
 per share)                          --         --              --         826,823
 Conversion of Series A
  preferred stock into
  common stock, January
   through November 1996             --         --              --              --
 Issuance of options for
  services, January 12,
  1996                               --         --              --          98,745
Exercise of options to
 purchase common stock for
  cash, February through
   November 1996 ($.001 to
   $5.50 per share)                  --         --              --          75,028
 Issuance of common stock
  for agreement not to
  compete, April 13, 1996            --         --              --         199,997
 Exercise of warrants to
  purchase Series A
  preferred
  stock under cashless
   exercise provision,
  June 5, 1996                       --         --              --              --
 Issuance of Series B
  preferred stock for cash,
  September 30, 1996, and
   October 11, 1996
   ($10.00 per share), net
   of offering costs of
   $2,557,440                        --         --              --      14,367,560
 Conversion of Series B
  preferred stock into
  common
  stock, November through
   December 1996                     --         --              --              --
 Net loss                            --         --      (9,470,334)     (9,470,334)
                             ----------    -------      ----------    ------------




                                 PREFERRED STOCK          COMMON STOCK           ADDITIONAL
                               -------------------    ---------------------        PAID-IN        DEFERRED
                               SHARES      AMOUNT      SHARES      AMOUNT          CAPITAL      COMPENSATION
                              ---------    -------    ---------   ---------     ------------    ------------
BALANCE AT DECEMBER 31,
 1996                         1,514,906    $ 1,515    6,033,396     $ 6,033     $ 38,124,532     $  (144,718)
Deferred compensation
 resulting from grant of
 options                             --         --           --          --        2,110,000      (2,110,000)
Amortization of deferred
 compensation                        --         --           --          --               --         853,329
Exercise of options to
 purchase common stock
  for cash, January
   through December 1997
   ($0.00 to $22.25 per
   share)                            --         --       90,955          92          521,631              --
 Exercise of warrants to
  purchase common stock
  for cash, January
   through December 1997
   ($3.63 and $3.07 per
   share)                            --         --       22,368          22           75,495              --
 Issuance of common stock
  for a cashless exercise
  of Series A preferred stock
   warrants, February
   through September 1997            --         --       81,294          81              (81)             --
 Exercise of Series A
  preferred stock warrants
  to purchase common stock
   for cash, April 1997
   ($11.00 per share)                --         --          818           1            3,266              --
 Issuance of common stock
  for a cashless exercise
  of Series B preferred stock
   warrants, April through
   November 1997                     --         --       88,223          88              (88)             --
 Exercise of Series B
  preferred stock warrants
  to purchase common stock
   for cash, April through
   July 1997 ($11.00 per
   share)                            --         --       17,169          17          125,108              --
 Issuance of common stock
  as final purchase price
  for acquisition of FTI,
   January 31, 1997
   ($9.833 per share)                --         --      305,095         305             (305)             --
 Issuance of common stock
  as final debt payment
  on FTI acquisition,
   January 31, 1997
   ($9.833 per share)                --         --       19,842          20           93,792              --
 Conversion of Series B
  preferred stock into
  common stock, January
   through October 1997      (1,514,906)    (1,515)   2,295,263       2,295             (780)             --
 Issuance of common stock
  for cash, July 25, 1997
  ($30.00 per share), net
   of offering costs
  of $5,438,846                      --         --    2,587,500       2,588       72,183,566              --
 Purchase of treasury
  stock, December 1997               --         --           --          --               --              --
Net loss                             --         --           --          --               --              --
                             ----------   --------   ----------     -------     ------------   -------------
BALANCE AT DECEMBER 31,              --   $     --   11,541,923     $11,542     $113,236,136     $(1,401,389)
 1997                        ==========   ========   ==========     =======     ============   =============



                                                            DEFICIT
                                                          ACCUMULATED
                                 TREASURY  STOCK          DURING THE               TOTAL
                               -------------------       DEVELOPMENT            STOCKHOLDERS'
                               SHARES      AMOUNT           STAGE                  EQUITY
                              ---------    -------      --------------         --------------
BALANCE AT DECEMBER 31,
 1996                                --         --        $(26,410,385)         $ 11,576,977
Deferred compensation
 resulting from grant of
 options                             --         --                 --                     --
Amortization of deferred
 compensation                        --         --                 --                853,329
Exercise of options to
 purchase common stock
  for cash, January
   through December 1997
   ($0.00 to $22.25 per
   share)                            --         --                 --                521,723
 Exercise of warrants to
  purchase common stock
  for cash, January
   through December 1997
   ($3.63 and $3.07 per
   share)                            --         --                 --                 75,517
 Issuance of common stock
  for a cashless exercise
  of Series A preferred stock
   warrants, February
   through September 1997            --         --                 --                     --
 Exercise of Series A
  preferred stock warrants
  to purchase common stock
   for cash, April 1997
   ($11.00 per share)                --         --                 --                  3,267
 Issuance of common stock
  for a cashless exercise
  of Series B preferred stock
   warrants, April through
   November 1997                     --         --                 --                     --
 Exercise of Series B
  preferred stock warrants
  to purchase common stock
   for cash, April through
   July 1997 ($11.00 per
   share)                            --         --                 --                125,125
 Issuance of common stock
  as final purchase price
  for acquisition of FTI,
   January 31, 1997
   ($9.833 per share)                --         --                 --                     --
 Issuance of common stock
  as final debt payment
  on FTI acquisition,
   January 31, 1997
   ($9.833 per share)                --         --                 --                 93,812
 Conversion of Series B
  preferred stock into
  common stock, January
   through October 1997              --         --                 --                     --
 Issuance of common stock
  for cash, July 25, 1997
  ($30.00 per share), net
   of offering costs
  of $5,438,846                      --         --                 --             72,186,154
Purchase of Treasury stock,
 December 1997                   61,500    (1,286,728)             --             (1,286,728)
Net Loss                             --            --      (13,173,375)          (13,173,375)
                             ----------   -----------      -----------          ------------
BALANCE AT DECEMBER 31,
 1997                            61,500   $(1,286,728)    $(39,583,760)         $ 70,975,801
                             ==========   ===========     ============          ============


  The accompanying notes are an integral part of these consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                  FROM INCEPTION
                                                                                                (AUGUST 20, 1987)
                                                        FOR THE YEAR ENDED DECEMBER 31,              THROUGH
                                                -----------------------------------------------   DECEMBER 31,
                                                     1997             1996            1995            1997
                                                ---------------  --------------  --------------  ---------------
                                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                          $(13,173,375)    $(9,470,334)    $(4,287,317)    $(39,583,760)
Loss on disposal of discontinued operations                 --              --              --           75,279
Adjustments to reconcile net loss to net cash
used in operating activities:
  Noncash financing costs                                   --              --          75,984          315,984
  Depreciation and amortization                        383,108         358,310         317,050        1,602,054
  Noncash expenses related to stock-based
    transactions                                       853,329         152,777          37,500        1,081,126
  Common stock issued for agreement not to
    compete                                                 --         199,997              --          199,997
  Series B Preferred Stock issued for
   consulting
    services                                                --              --              --           17,999
Changes in operating assets and liabilities
(net effects of purchase of business in 1988
 and 1994):
  (Increase) decrease in receivables                  (155,807)       (119,893)        146,120         (309,769)
  (Increase) decrease in inventory                     (32,840)         56,307          79,570           74,615
  Increase in prepaid expenses and
    other current assets                               (67,962)        (44,273)         (1,005)        (128,943)
  Increase in accounts payable and
    accrued expenses                                 3,938,109         877,155         383,444        5,730,567
                                                  ------------     -----------     -----------     ------------
Net cash used in operating activities               (8,255,438)     (7,989,954)     (3,248,654)     (30,924,851)
                                                  ------------     -----------     -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                (367,443)       (182,337)        (43,500)      (1,278,142)
  Purchase of technology rights and other assets      (300,855)       (203,651)       (133,988)        (971,877)
  Cash acquired in purchase of FTI                          --              --              --            2,695
  Proceeds from sales of subsidiary, less
    $12,345 for operating losses during
    1990 phase-out period                                   --              --              --          137,646
  Increase in net assets held for disposal                  --              --              --         (212,925)
                                                  ------------     -----------     -----------     ------------
Net cash used in investing activities                 (668,298)       (385,988)       (177,488)      (2,322,603)
                                                  ------------     -----------     -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock            72,911,786         901,851          13,939       83,485,850
  Proceeds from issuance of preferred stock                 --      14,367,560       5,337,005       23,688,522
  Purchase of treasury stock                        (1,286,728)             --              --       (1,286,728)
  Proceeds from issuance of notes payable                   --              --              --        2,838,681
  Principal payments on notes payable                  (14,401)         (8,425)       (182,714)      (1,717,048)
                                                  ------------     -----------     -----------     ------------
Net cash provided by financing activities           71,610,657      15,260,986       5,168,230      107,009,277
                                                  ------------     -----------     -----------     ------------
Net increase in cash and cash equivalents           62,686,921       6,885,044       1,742,088       73,761,823
Cash and cash equivalents at beginning of
 period                                             11,074,902       4,189,858       2,447,770               --
                                                  ------------     -----------     -----------     ------------
Cash and cash equivalents at end of period        $ 73,761,823     $11,074,902     $ 4,189,858     $ 73,761,823
                                                  ============     ===========     ===========     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  Reduction of debt due to final payment, in
   stock, of FTI acquisition                      $     93,812   $          --     $        --     $     93,812


  The accompanying notes are an integral part of these consolidated financial statements.

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS:

   Zonagen, Inc., a Delaware corporation, (together with its subsidiary, the Company), was organized on August 20, 1987 (Inception), and is a biopharmaceutical company in the development stage engaged in the research, development and marketing of products which address conditions and diseases associated with the human reproductive system. In addition to its proprietary development activities, the Company markets and distributes a variety of third-party fertility-related products to obstetrics/gynecology, urology and fertility specialists through its wholly-owned subsidiary, Fertility Technologies, Inc. ("FTI"). From Inception through December 31, 1997, the Company has been primarily engaged in research and development and is still in a development stage. On April 1, 1993, the Company completed its initial public offering (the Offering).

   The Company has experienced negative cash flows from operations since its inception, has an accumulated deficit of $39.6 million at December 31, 1997, and expects to continue to incur losses for several years. The Company has funded its activities to date primarily from equity financings. The Company will continue to require substantial funds to continue research and development activities, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if FDA and other regulatory approvals are obtained. On July 25, 1997, the Company completed a public offering of Common Stock ("1997 Offering") in which it sold 2,587,500 shares of Common Stock at a price of $30 per share for net proceeds of approximately $72.2 million. The Company believes that its existing capital resources will be sufficient to fund its operations through at least the end of 1999. The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's preclinical and clinical activities; the progress of and costs associated with the Company's future collaborative research, manufacturing, marketing or other funding arrangements; the availability of qualified personnel and adequate product liability exposure; the costs and timing of seeking regulatory approvals of the Company's products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Other than through FTI, the Company has not generated revenues from operations nor is there any assurance of significant revenues in the future. The Company has generated only limited revenue from product sales since inception and revenues from FTI will not be sufficient to fund the Company's planned operations. See "Business Risks" elsewhere herein.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION
---------------------------

   The consolidated financial statements include the accounts of the Company and FTI, its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

USE OF ESTIMATES
----------------

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

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CASH AND CASH EQUIVALENTS
-------------------------

   For purposes of the consolidated statements of cash flows, the Company considers all cash accounts and highly liquid investments having original maturities of three months or less to be cash and cash equivalents.

PRODUCT INVENTORY
-----------------

   Product inventory consists primarily of products manufactured by others for resale to obstetrics/gynecologists, urologists and fertility clinics. Inventory at December 31, 1997, also includes finished goods manufactured by the Company for sale to fertility clinics. Inventory is stated at the lower of cost or market using the first-in, first-out method.

LAB EQUIPMENT, FURNITURE
AND LEASEHOLD IMPROVEMENTS
--------------------------

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

GOODWILL
--------

   Goodwill represents the excess of the purchase price of FTI over the fair value of the assets acquired at the date of acquisition and is being amortized using the straight-line method over 7 years, which represents management's estimation of the related benefit to be derived from the acquired business. Under Accounting Principles Board ("APB") Opinion No. 17 and Statement of Financial Accounting Standards ("SFAS") No. 121, the Company periodically evaluates whether events and circumstances after the acquisition date indicate that the remaining balance of goodwill may not be recoverable. If factors indicate that goodwill should be evaluated for possible impairment, the Company would compare estimated undiscounted future cash flow from the related operations to the carrying amount of goodwill. If the carrying amount of goodwill were greater than the undiscounted future cash flow, an impairment loss would be recognized. Any impairment loss would be computed as the excess of the carrying amount of goodwill over the estimated fair value of the goodwill (calculated based on discounting estimated future cash flows). Accumulated amortization of goodwill was $655,582 and $446,080 as of December 31, 1997 and 1996, respectively.

OTHER ASSETS
------------

   Other assets consist primarily of patent costs which are being amortized over 17 years, or the lesser of the legal or the estimated economic life of the patent. Accumulated amortization of patent costs was $163,317 and $116,048 at December 31, 1997 and 1996, respectively.

REVENUE RECOGNITION
-------------------

   The Company recognizes revenues from product sales upon shipment. Revenues from licensing activities are recognized as these revenues are earned.

RESEARCH AND DEVELOPMENT COSTS
------------------------------

   The Company expenses research and development costs in the period they are incurred.

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



LOSS PER SHARE
--------------

   In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 revised the standards for computing and presenting earnings per share (EPS) of common stock such that the computations required for primary and fully diluted EPS were replaced with basic and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as fully diluted EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method to potentially dilutive outstanding options. All earnings per share amounts presented herein have been restated to reflect the adoption of SFAS No. 128. In all applicable years, all common stock equivalents, including Series A and Series B preferred stock, were antidilutive and, accordingly, were not included in the computation for the Company.

3. LAB EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS:
   ---------------------------------------------------

   Lab equipment, furniture and leasehold improvements are classified as follows:

                                         DECEMBER 31,
                                   -----------------------
                                      1997         1996
                                   -----------  ----------

Laboratory equipment               $  672,094   $  592,479
Furniture and fixtures                180,957      137,235
Office equipment                      131,183      101,427
Leasehold improvements                400,653      186,303
                                   ----------   ----------
                                    1,384,887    1,017,444
Less - Accumulated depreciation      (827,688)    (706,351)
   and amortization                ----------   ----------

Total                              $  557,199   $  311,093
                                   ==========   ==========

      Depreciation expense of $121,337, $104,559 and $96,667 was recorded in 1997, 1996 and 1995, respectively.

4.    OPERATING LEASES:
      ----------------

   The Company leases laboratory and office space pursuant to leases accounted for as operating leases. Rental expense for the years ended December 31, 1997, 1996 and 1995, was $223,539, $179,335 and $179,640 , respectively. Future minimum lease payments under noncancelable leases with original terms in excess of one year as of December 31, 1997, are as follows:

                             1998      $272,985
                             1999       244,121
                             2000        96,204
                                       --------
                             Total     $613,310
                                       ========

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5. ACCRUED EXPENSES:
   -----------------

   Accrued expenses consist of the following:

                                       DECEMBER 31,
                                  ----------------------
                                     1997        1996
                                  -----------  ---------

Research and development costs     $1,446,674   $534,264
Consulting fees                       177,787         --
Employee bonuses                      175,000         --
Other                                 863,388    333,195
                                   ----------   --------
Total                              $2,662,849   $867,459
                                   ==========   ========

6. NOTES PAYABLE:
   --------------

   In connection with the acquisition of FTI, the Company assumed two note agreements from a related party. One note agreement was paid in full on September 30, 1995. The second note agreement required the payment of a number of shares of common stock on January 31, 1997, determined based upon the market price of common stock at that date. Interest was imputed at a rate of 11 percent. On January 31, 1997, the Company issued 19,842 shares of common stock to satisfy the remaining note obligation.

   In June 1996, FTI assumed two note agreements totaling $39,625, one of which was to a related party . The notes bear interest at 8 percent and 11 percent and mature on May 1, 1999, and October 1, 1998, respectively. Principal and interest payments of approximately $1,400 are due monthly.

7. FEDERAL INCOME TAXES:
   ---------------------

   The Company has had losses since inception and, therefore, has not been subject to federal income taxes. The Company has accumulated approximately $1,315,000 of research and development tax credits. As of December 31, 1997 and 1996, the Company had approximately $38,150,000 and $24,300,000, respectively, of net operating loss (NOL) carryforwards for federal income tax purposes. Additionally, if not utilized, these NOLs and research and development tax credits will begin to expire in the year 2002 and 2003, respectively.

   The Tax Reform Act of 1986 provided for a limitation on the use of NOL and tax credit carryforwards following certain ownership changes that could limit the Company's ability to utilize these NOLs and tax credits. The sale of preferred stock in 1996, together with previous changes in stock ownership, resulted in an ownership change for federal income tax purposes. The Company estimates that the amount of NOL caryforwards and the credits available to offset taxable income at December 31, 1997 is approximately $3.8 million per year on a cumulative basis. Accordingly, if the Company generates taxable income in any year in excess of its then cumulative limitation, the Company may be required to pay federal income taxes even though it has unexpired NOL carryforwards. Additionally, because U.S. tax laws limit the time during which NOLs and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOLs and tax credit carryforwards for federal income tax purposes.

   Under SFAS No. 109, "Accounting for Income Taxes," an NOL requires the recognition of a deferred tax asset. As the Company has incurred losses since inception, and there is no certainty of future revenues, a deferred tax asset has been recorded and reserved in full in the accompanying financial statements for the Company's NOL carryforward.

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

                                                                        DECEMBER 31,
                                                                 ---------------------------
                                                                     1997           1996
                                                                 -------------  ------------
Deferred tax assets:
Net operating loss carryforwards                                 $ 12,974,000   $ 8,268,000
Book/tax difference on basis of assets and license agreements          32,000       133,000
Research and development tax credits                                1,315,000       520,000
Accruals/expenses not currently deductible                             53,000        26,000
                                                                 ------------   -----------
Total deferred tax assets                                          14,374,000     8,947,000
Less -- Valuation allowance                                       (14,374,000)   (8,947,000)
                                                                 ------------   -----------
Net deferred tax assets                                          $         --   $        --
                                                                 ============   ===========

8.    STOCKHOLDERS' EQUITY:
      -----------------------

SERIES B PREFERRED STOCK
------------------------

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

COMMON STOCK
------------

   The acquisition of FTI required a final payment based upon the market price per share of common stock at January 31, 1997, and whether FTI achieved certain earnings milestones. On January 31, 1997, the Company issued 305,095 shares of common stock as final payment.

   During 1997, the Company granted 5,000 shares of common stock to a member of the board of directors for consulting services performed in connection with the 1997 Offering. In connection with this grant, the Company recorded compensation expense of approximately $100,000 in the accompanying consolidated financial statements.

WARRANTS
--------

   At December 31, 1997 there were a total of 124,914 warrants outstanding, convertible into 202,054 shares of common stock. All warrants contain a cashless exercise provision whereby the Company could receive cash proceeds up to approximately $1,212,000 if the cashless exercise provision was not utilized.

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   In connection with the Offering, the Company issued to the underwriter warrants to purchase 135,000 shares of common stock at an initial price per share equal to 120 percent of the initial public offering price per share.
These warrants contain certain antidilution provisions providing for adjustment of the initial exercise price and the number and type of securities issuable upon exercise of the warrants upon certain conditions. These warrants were recorded at zero value in the accompanying financial statements because the value was determined to be de minimis when issued. In 1995, as a result of the sale of Series A Preferred Stock, these warrants were converted into warrants to purchase 245,459 shares of common stock for $3.63 per share. In November 1996, as a result of the sale of Series B Preferred Stock, the remaining warrants were converted into warrants to purchase 37,898 shares of common stock for $2.46 per share. All warrants applicable to the Offering have been exercised as of December 31, 1997.

   In connection with the October 1995 sale of Series A Preferred Stock, the Company issued warrants to the placement agent to purchase 59,885 shares of Series A Preferred Stock at a price of $11.00 per share. These warrants expire in 2000. These warrants were recorded at zero value in the accompanying financial statements because the value was determined to be de minimis when issued.

   In connection with the issuance of Series B Preferred Stock, the Company issued warrants to the placement agent to purchase 169,250 shares of Series B Preferred Stock at a price of $11.00 per share. These warrants expire in 2001. These warrants were recorded at estimated fair value of $405,269 and are included as a component of additional paid in capital in the accompanying consolidated financial statements. The fair value of these warrants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 5.67 percent; no expected dividend yield, expected life of one year and expected volatility of 65 percent.

TREASURY STOCK
--------------

   On December 12, 1997 the Company announced a stock buyback of the Company's common stock. The purchases are to be made from time to time in the open market at prevailing market prices. As of December 31, 1997 the Company purchased a total of 61,500 shares at an aggregate purchase price of $1,286,728 for an average price of $20.922 per share. From January 1, 1998 to March 24, 1998 the Company purchased an additional 226,800 shares at an aggregate purchase price of $4,022,317 for an average of $17.735 per share. Total purchases resulting from the stock buyback program are 288,300 for an aggregate purchase price of $5,309,045 for a weighted average purchase price of $18.415 per share.

9. STOCK OPTIONS:
   --------------

   The Company has two stock option plans for the granting of options to purchase a maximum of 2,150,000 shares of common stock by its employees and consultants over the life of the plans. Currently, based on the plans, the plans may grant options to purchase up to 1,275,330 shares of common stock. There are no significant differences between the provisions of each plan. Options are granted with an exercise price per share as determined by the board of directors, generally equal to the fair market value per share of common stock on the grant date. Vesting provisions for each grant are determined by the board of directors and have generally been 20 percent on each anniversary of the grant date. All options expire no later than the tenth anniversary of the grant date. At December 31, 1997, 543,241 options were available to be granted under these plans.

   In December 1996, the board of directors approved the adoption of a new non-employee director stock option plan which supersedes the prior non-employee directors stock option plan and eliminated any remaining options available to be granted under the preceding plan. Pursuant to the terms of this plan, the Company may grant options to purchase up to 400,000 shares of common stock. The plan provides that each director receive options to purchase

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


25,000 shares of common stock upon initial election to the board of directors and receive options to purchase 2,500 shares at each reelection. The vesting provisions for the initial election grant of options is 20 percent on each annual anniversary of the grant date. Vesting for the reelection grant of options is 8.33 percent on each monthly anniversary of the grant date. All options expire no later than the tenth anniversary of the grant date. In December 1996, the Company granted options to purchase 175,000 shares of common stock to members of the board of directors at the fair market value of the stock on the date of grant. As the plan was not approved by the stockholders until June 1997, the Company recorded approximately $2.4 million in deferred compensation relating to these options for the excess over fair market value of the stock between the grant date and the date shareholder approval was received. The deferred compensation is being amortized over the vesting period of the options. At December 31, 1997, 277,500 options were available to be granted under this plan.

   The Company accounts for its stock option plans under APB No. 25 "Accounting for Stock Issued to Employees." Accordingly, deferred compensation is recorded for stock options based on the excess of the market value of the common stock on the measurement date over the exercise price of the options. This deferred compensation is amortized over the vesting period of each option.

   In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which, if fully adopted, requires the Company to record stock-based compensation at fair value. The Company has adopted the disclosure requirements of SFAS No. 123 for employee stock-based compensation and has elected not to record related compensation expense in accordance with this statement. Had compensation expense for its stock option plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

                               DECEMBER 31,
                    -----------------------------------
                       1997         1996        1995
                    -----------  ----------  ----------
Net loss -
  As reported       $13,173,375  $9,470,334  $4,287,317
  Pro forma          14,360,627   9,790,780   4,384,651

Loss per share -
  As reported       $      1.46  $     1.92  $     1.11
  Pro forma                1.59        1.99        1.14


   Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

   Under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants in 1997, 1996, and 1995, respectively: risk-free interest rates of 6.3%, 6.2%, and 6.1%; dividend rates of $0, $0, and $0; expected lives of 6.0, 6.0 and 6.0 years; expected volatility of 60%, 65% and 44%.

   The Black-Scholes option valuation model and other existing models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of and are highly sensitive to subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate.

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   A summary of the status of the Company's option plans at December 31, 1997, 1996, and 1995 and changes during the years then ended is presented in the tables below:

                                           1997                1996               1995
                                     -----------------  ------------------  ------------------
                                              WEIGHTED            WEIGHTED            WEIGHTED
                                              AVERAGE             AVERAGE             AVERAGE
                                              EXERCISE            EXERCISE            EXERCISE
                                     SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                    --------  --------  --------  --------  --------  --------
Outstanding at beginning of year    775,005     $ 6.41  647,855      $4.52  529,322      $4.77
Granted                             320,300      17.57  206,650       7.79  172,500       4.16
Exercised                           (90,955)      5.74  (23,100)      3.25   (4,546)      3.06
Forfeited                           (81,919)      6.96  (56,400)      6.10  (49,421)      5.88
                                    -------             -------             -------
Outstanding at end of year          922,431       9.44  775,005       6.41  647,855       4.52
                                    =======             =======             =======
Exercisable at end of year          435,837       5.12  349,364       4.09  249,986       3.82
Weighted average fair value of
 options granted at market                       13.66                5.39                2.14

  The following table summarizes information about stock options outstanding at December 31, 1997:

                                         WEIGHTED   WEIGHTED               WEIGHTED
                                          AVERAGE   AVERAGE                AVERAGE
                              NUMBER     REMAINING  EXERCISE    NUMBER     EXERCISE
 RANGE OF EXERCISE PRICES   OUTSTANDING    LIFE      PRICE    EXERCISABLE   PRICE
--------------------------  -----------  ---------  --------  -----------  --------
$  .040 to $5.000               215,103        5.2    $ 2.27      170,103    $ 1.80
  5.125 to 10.000               567,328        7.6      7.36      258,234      6.82
 18.188 to 22.250                33,000        9.8     19.73        7,500     22.25
 30.000 to 33.250               107,000        9.8     31.73           --        --
                                -------                           -------
                                922,431                           435,837
                                =======                           =======


10.  LICENSE, RESEARCH AND DEVELOPMENT AGREEMENTS:
     ---------------------------------------------

   In November 1997, the Company entered into Exclusive License Agreements with affiliates of Schering-Plough Corporation (including such affiliates, "Schering-Plough") with respect to the exclusive license of the Company's Vasomax product for treatment of male erectile dysfunction. Under the agreement, Schering-Plough paid Zonagen an up-front payment of $10 million with subsequent milestone payments once specified regulatory goals are achieved. Zonagen will receive escalating royalties on all product sales.

   During 1996, the Company entered into agreements with two contract research organizations to which the Company made cash payments aggregating to approximately $13,119,000 and $3,162,000 during the years ended December 31, 1997 and 1996, respectively, and recorded payables and accrued expenses of $3,617,000 as of December 31, 1997.

   On June 12, 1997 the Company and a contract manufacturing organization executed an exclusive supply agreement. This agreement requires that the Company purchase all of its bulk phentolamine from the organization for a period of five years. The agreement shall thereafter continue for consecutive one year periods until terminated by either party. The agreement requires the Company to purchase specified minimum order quantities and that the organization manufacture phentolamine exclusively for the Company.

   On December 13, 1993, the Company entered into a corporate collaboration agreement with Schering AG, a German company, to develop and commercialize the human application of immunocontraceptive zona pellucida

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


technology. Under the agreement, the Company will continue to conduct research studies of its zona pellucida technology, with a focus on identifying and selecting a lead immunocontraceptive product for humans. Schering will then conduct the necessary preclinical and clinical development studies of this and subsequent immunocontraceptive products and will seek the necessary regulatory approvals. The Company retains the manufacturing rights to the products as well as the responsibility to develop scaled-up manufacturing processes and production capabilities. The Company also retains certain marketing and manufacturing rights in India and China, and the right to co-promote the product in the United States. Schering has exclusive marketing rights in all other countries worldwide. Upon execution of this agreement, the Company sold 239,933 shares of common stock to Schering Berlin Venture Corporation (SBVC) for $2.5 million, or $10.42 per share. SBVC is a subsidiary of Schering AG.

11.  RELATED PARTIES:
     ----------------

   The Company leases office space from an affiliate of a stockholder of the Company. The Company recorded rent expense of approximately $170,000, $110,000 and $67,000 during 1997, 1996 and 1995, respectively, related to this lease.

12.  COMMITMENTS AND CONTINGENCIES:
     ------------------------------

   On May 16, 1994, Dr. Bonita Sue Dunbar ("Dunbar") filed suit in the 270th District Court of Harris County, Texas, naming Baylor College of Medicine ("BCM"), BCM Technologies, Inc., Fulbright & Jaworski, L.L.P., The Woodlands Venture Capital Company and the Company as defendants (collectively, the "Dunbar Defendants"). Dunbar is a cellular and molecular biologist who has been employed by BCM as a teacher and research scientist since 1981. During the course of her employment at BCM, Dunbar developed technologies relating to the use of certain recombinant zona pellucida peptides, the intellectual property rights to which were assigned to the Company in 1987. Dunbar claimed, among other things, that her assignment of the patent rights was induced by statutory and constructive fraud and a civil conspiracy on the part of the Dunbar Defendants. The court granted partial summary judgement in favor of the Company and the other Dunbar Defendants in connection with the action. As a result of the rulings, Dunbar is unable to rescind the assignment of the patent rights and is left only with ancillary claims regarding the Company's alleged conversion of her ideas relating to endometriosis and ovarian cancer. Such ancillary claims are subject to a motion to sever and abate pending Dunbar's appeal of the court's orders granting the Company's motion for summary judgment. The Company believes the ancillary claims are without merit.

13. SUBSEQUENT EVENT:
    -----------------

   During January 1998, the Company implemented a tax deferred employee benefit plan in the form of a Simple IRA. The plan allows each employee to contribute a maximum of $6,000 annually. The Company will match the employee's contribution up to a maximum of 3% of their salary. Participaton in the plan may only begin after the employee's one year anniversary from date of hire. The vesting provisions provide that the employee is 100% vested once participation begins.

   Certain purported class action complaints alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder have been filed against the Company and certain of its officers and directors. The plaintiffs assert that the defendants made materially false and misleading statements and failed to disclose material facts about the patents and patent applications of the Company relating to Vasomax and ImmuMax and about the effectiveness and safety of Vasomax. As a result, the complaints allege, the price of the Company's Common Stock was artificially inflated during periods beginning as early as April 1, 1996 and ending on November 18, 1997, when Asensio & Co. ("Asensio") issued a press release alleging that the Company's Vasomax product was not covered by any issued patent and was not patentable, or January 9, 1998, the date on which Asensio issued a press release alleging patent misconduct and fraud with respect to ImmuMax. The plaintiffs

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


further allege that certain of the named individual defendants sold Common Stock during the class period when they knew or should have known adverse nonpublic information. Each plaintiff seeks a determination that its suit is a proper class action, certification of the plaintiff as a class representative and damages in an unspecified amount, together with costs of litigation, including attorneys' fees. The Company and the individual defendants believe that these actions are without merit and intend to defend against them vigorously. No estimate of loss or range of estimate of loss, if any, can be made at this time.