Form 10-Q
period 1998-03-31
ZONAGEN INC
filed 1998-05-15
CIK 897075

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

                       Commission file number:  0-21198

                                 ZONAGEN, INC.
            (Exact Name of Registrant as Specified in its Charter)

            Delaware                                      76-0233274
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)

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

                                                                 Yes [X]  No [_]

As of May 8, 1998 there were outstanding 11,310,987 shares of Common Stock, par value $.001 per share, of the Registrant.

                                 ZONAGEN, INC.
                         (A development stage company)

                     For the Quarter Ended March 31, 1998

                                     INDEX

                                                                            PAGE
                                                                            ----
STATEMENT REGARDING FORWARD-LOOKING STATEMENTS                                 3

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                                 4

          Consolidated Balance Sheets:  March 31, 1998 (Unaudited)
          and December 31, 1997                                                5

          Consolidated Statements of Operations:  For the three
          months ended March 31, 1998 and 1997 and from Inception
          (August 20, 1987) through March 31, 1998 (Unaudited)                 6

          Consolidated Statements of Cash Flows:  For the three
          months ended March 31, 1998 and 1997 and from Inception
          (August 20, 1987) through March 31, 1998 (Unaudited)                 7

          Notes to Consolidated Financial Statements                           8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 12


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   16

Item 5.   Other Information                                                   16

Item 6.   Exhibits and Reports on Form 8-K                                    17

SIGNATURES                                                                    18

                STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. These risks and uncertainties include risks associated with the Company's early stage of development, uncertainties related to clinical trial results and FDA approval, the Company's substantial dependence on one product and early stage of development of other products, the Company's history of operating losses and accumulated deficit, the Company's future capital needs and uncertainty of additional funding, uncertainty of protection for the Company's patents and proprietary technology, the effects of government regulation of and lack of assurance of regulatory approval for the Company's products, the Company's limited sales and marketing experience and dependence on collaborators, manufacturing uncertainties and the Company's reliance on third parties for manufacturing, competition and technological change, product liability and availability of insurance, the Company's reliance on contract research organizations, and other risks and uncertainties described in the Company's filings with the Securities and Exchange Commission. For additional discussion of such risks, uncertainties and assumptions, see "Item 1. Description of Business - Business Risks" and "Item 3. Legal Proceedings" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and "Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Part II. Other Information - Item 1. Legal Proceedings" included elsewhere in this quarterly report on Form 10-Q.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                          CONSOLIDATED BALANCE SHEETS

                                                                              March 31,          December 31,
                                                                                 1998                1997
                                                                          ------------------  ------------------
                                ASSETS                                        (Unaudited)
Current Assets
     Cash and cash equivalents                                               $ 62,332,372        $ 73,761,823
     Accounts receivable                                                          642,440             514,734
     Product inventory                                                            203,240             206,913
     Deposits and other current assets                                            579,434             270,407
                                                                        ------------------  ------------------
             Total current assets                                              63,757,486          74,753,877

LAB EQUIPMENT, FURNITURE AND LEASEHOLD
     IMPROVEMENTS, net of accumulated depreciation
     and amortization of $878,797 and $827,688, respectively                      537,660             557,199

EXCESS OF COST OVER FAIR VALUE OF TANGIBLE ASSETS ACQUIRED,
     net of accumulated amortization of $707,957 and
     $655,582, respectively                                                       741,452             793,827

OTHER ASSETS, net of accumulated amortization of
    $181,385 and $168,317, respectively                                           983,244             835,577
                                                                        ------------------  ------------------
             Total assets                                                    $ 66,019,842        $ 76,940,480
                                                                        ==================  ==================

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                         $ 2,168,585         $ 3,285,031
     Accrued expenses                                                           2,350,777           2,662,849
     Current portion of notes payable                                              11,906              14,160
                                                                        ------------------  ------------------
             Total current liabilities                                          4,531,268           5,962,040
                                                                        ------------------  ------------------

LONG TERM NOTES PAYABLE                                                             1,066               2,639
                                                                        ------------------  ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Undesignated Preferred Stock, $.001 par value,
         3,075,000 shares authorized, none issued and
         outstanding                                                                    -                   -
     Common Stock, $.001 par value, 20,000,000 shares
          authorized, 11,591,836 and 11,541,923 shares issued,
          respectively; 11,303,536 and 11,480,423 shares
          outstanding, respectively                                                11,592              11,542
     Additional paid-in capital                                               113,606,543         113,236,136
     Deferred compensation                                                     (1,246,601)         (1,401,389)
     Cost of Treasury Stock, 288,300 and 61,500 shares, respectively           (5,309,060)         (1,286,728)
     Deficit accumulated during the development stage                         (45,574,966)        (39,583,760)
                                                                        ------------------  ------------------
             Total stockholders' equity                                        61,487,508          70,975,801
                                                                        ------------------  ------------------
             Total liabilities and stockholders' equity                      $ 66,019,842        $ 76,940,480
                                                                        ==================  ==================

                  The  accompanying  notes  are an  integral  part  of  these consolidated financial statements.

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                      FROM INCEPTION
                                                          THREE MONTHS ENDED MARCH 31,               (AUGUST 20, 1987)
                                                       ----------------------------------                    TO
                                                            1998                  1997                 MARCH 31, 1998
                                                       ------------          ------------               -------------
Revenues
       Product sales                                   $    929,120          $    821,353               $  11,046,215
       Licensing fee                                              -                     -                  10,250,000
       Interest income                                    1,067,174               121,362                   3,920,318
                                                       ------------          ------------               -------------
              Total revenues                              1,996,294               942,715                  25,216,533

Costs and Expenses
       Cost of products sold                                619,420               571,246                   7,750,599
       Research and development                           6,344,159             4,012,089                  47,411,182
       Selling, general and administrative                  968,018               597,874                  14,127,558
       Interest expense and amortization
          of intangibles                                     55,903                53,942                   1,138,777
                                                       ------------          ------------               -------------
              Total costs and expenses                    7,987,500             5,235,151                  70,428,116

Loss from continuing operations                          (5,991,206)           (4,292,436)                (45,211,583)
Loss from discontinued operations                                 -                     -                    (288,104)
Loss on disposal                                                  -                     -                     (75,279)
                                                       ------------          ------------               -------------
Net loss                                               $ (5,991,206)         $ (4,292,436)              $ (45,574,966)
                                                       ============          ============               =============

Loss per share:                                        $      (0.53)         $      (0.62)
                                                       ============          ============
Shares used in loss per share calcuation:                11,322,142             6,887,156



                      The accompanying notes are an integral part of these consolidated financial statements.

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                    FROM INCEPTION
                                                               THREE MONTHS ENDED MARCH 31,        (AUGUST 20, 1987)
                                                              -------------------------------           THROUGH
                                                                 1998                1997           MARCH 31, 1998
                                                              -----------       -------------       ----------------
Cash Flows from Operating Activities
Net loss                                                      $ (5,991,206)      $ (4,292,436)       $ (45,574,966)
Loss on disposal of discontinued operations                              -                  -               75,279
Adjustments to reconcile net loss to net cash used in
  operating activities
       Noncash financing costs                                           -                  -              315,984
       Depreciation and amortization                               116,553             93,464            1,718,607
       Noncash expenses related to stock-based transactions        154,788             13,692            1,235,914
       Common stock issued for agreement not to compete                  -                  -              199,997
       Series B Preferred Stock issued for consulting services           -                  -               17,999
Changes in operating assets and liabilities
  (net effects of purchase of businesses in 1988 and 1994):
       (Increase) decrease in receivables                         (127,706)             2,349             (437,475)
       (Increase) decrease in inventory                              3,673             10,841               78,288
       (Increase) decrease in prepaid expenses and other
       current assets                                             (309,027)            45,285             (437,970)
       (Decrease) increase in accounts payable and
       accrued expenses                                         (1,428,520)           822,258            4,302,047
                                                              ------------        -----------         ------------
Net cash used in operating activities                           (7,581,445)        (3,304,547)         (38,506,296)

Cash Flows from Investing Activities
       Capital expenditures                                        (31,570)           (18,714)          (1,309,712)
       Purchase of technology rights and other assets             (160,734)           (73,187)          (1,132,611)
       Cash acquired in purchase of FTI                                  -                  -                2,695
       Proceeds from sale of subsidiary, less $12,345 for
            operating losses during 1990 phase-out period                -                  -              137,646
       Increase in net assets held for disposal                          -                  -             (212,925)
                                                              ------------        -----------         ------------
Net cash used in investing activities                             (192,304)           (91,901)          (2,514,907)

Cash Flows from Financing Activities
       Proceeds from issuance of common stock                      370,457            104,893           83,856,307
       Proceeds from issuance of preferred stock                         -                  -           23,688,522
       Purchase of treasury stock                               (4,022,332)                 -           (5,309,060)
       Proceeds from issuance of notes payable                           -                  -            2,838,681
       Principal payments on notes payable                          (3,827)            (3,469)          (1,720,875)
                                                              ------------        -----------         ------------
Net cash provided by (used in) financing activities             (3,655,702)           101,424          103,353,575
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (11,429,451)        (3,295,024)          62,332,372
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                73,761,823         11,074,902                    -
                                                              ------------        -----------         ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 62,332,372        $ 7,779,878         $ 62,332,372
                                                              ============        ===========         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
       Reduction of debt due to final payment, in stock,
          of FTI Acquisition                                  $          -        $    93,812         $     93,812

                     The accompanying  notes are an integral part of these  consolidated financial statements.

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (Unaudited)

NOTE 1 -- ORGANIZATION AND OPERATIONS

     Zonagen, Inc., a Delaware corporation (together with its subsidiary, the "Company"), was organized on August 20, 1987 (Inception) and is a biopharmaceutical company in the development stage engaged in the research, development and marketing of products which address conditions and diseases associated with the human reproductive system. In addition to its proprietary development activities, the Company markets and distributes a variety of third-party fertility-related products to obstetrics/gynecology, urology and fertility specialists through its wholly-owned subsidiary, Fertility Technologies, Inc. ("FTI"). From Inception through March 31, 1998, the Company has been primarily engaged in research and development and is still in a development stage.

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

NOTE 2 -- STOCKHOLDERS' EQUITY

Common Stock

     On July 25, 1997, the Company completed a public offering of Common Stock in which it sold 2,587,500 shares of Common Stock (including the shares issued pursuant to the exercise of the underwriters' over-allotment option) at a price of $30.00 per share. The net proceeds of the public offering were approximately $72.2 million.

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (Unaudited)


Warrants

     As of December 31, 1997 and March 31, 1998 there were (i) 18,391 Series A Preferred Stock warrants outstanding exercisable for an aggregate of 50,734 shares of Common Stock, (ii) 84,523 Series B Preferred Stock warrants outstanding exercisable for an aggregate of 129,320 shares of Common Stock and
(iii) Common Stock warrants outstanding exercisable for an aggregate of 22,000 shares of Common Stock. No warrants were exercised during the quarter ended March 31, 1998.

NOTE 3 -- STOCK OPTIONS

     The Company records and amortizes over the related vesting periods deferred compensation representing the difference between the exercise price of options granted and the deemed fair market value of the Common Stock at the time of grant. The Company recorded deferred compensation of $69,500 in the quarter ending March 31, 1998 relating to options granted under the 1996 Non-employee Director Stock Option Plan.

     During the first quarter of 1998, the Company issued an aggregate 44,913 shares of Common Stock to current and former consultants and employees upon the exercise of stock options, at prices ranging from $0.43 to $22.25 per share, for total proceeds of approximately $268,000.

NOTE 4 -- AGREEMENTS

     In November 1997, the Company entered into exclusive license agreements with affiliates of Schering-Plough Corporation, a major U.S.-based pharmaceutical company (including such affiliates, "Schering-Plough"), with respect to the exclusive license of the Company's Vasomax product for the treatment of male erectile dysfunction. Under the agreement, Schering-Plough paid Zonagen an up-front payment of $10 million and agreed to make subsequent milestone payments upon the achievement of specified regulatory goals. Zonagen will receive escalating royalties on all product sales under the Schering-Plough agreements.

     On June 12, 1997, the Company entered into an exclusive supply agreement with a contract manufacturer under which the Company has agreed to purchase all of its bulk phentolamine from the contract manufacturer for a period of five years. The agreement will continue after the initial five-year term for consecutive one year periods until terminated by either party. The agreement obligates the Company to purchase specified minimum quantities of phentolamine and the manufacturer to manufacture phentolamine exclusively for the Company.

     During 1996, the Company entered into several agreements with contract research organizations and other organizations for services relating to the clinical development of Vasomax(TM), the Company's oral treatment for male impotency. The Company may terminate these agreements upon written notification and payment of expenses incurred prior to termination.

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (Unaudited)


     In December 1993, the Company entered into an agreement with Schering AG (a pharmaceutical company based in Germany that is not affiliated with Schering-Plough), pursuant to which the Company and Schering AG agreed to jointly research, develop and test zona pellucida-based human contraceptive vaccines. Under the agreement, the Company is required to bear all costs of the development of all such products until the Company has developed a "lead compound" that meets certain specified standards for use in clinical trials. The agreement provides for Schering AG to make payments to the Company upon certain research and development milestones, none of which has yet been achieved, and to bear all costs of the development of the vaccine after formulation of a lead compound. Schering AG must purchase $2.5 million of Common Stock on or before June 9, 1998 to retain its rights under the agreement beyond such date. Although Schering AG has not yet delivered a notice definitively foregoing its rights under the agreement, it has advised the Company that it does not intend to extend the collaboration agreement and, accordingly, that it will not purchase the shares of the Company's Common Stock required to maintain its rights under the agreement. The Company therefore expects that the agreement with Schering AG will terminate on or before June 9, 1998. Following such termination, Schering AG will have no further obligations under the agreement with respect to milestone payments or the further development of products. Upon termination of the agreement, all product rights under the agreement will revert to the Company and both parties will be relieved of any further obligations.


NOTE 5 -- COMMITMENTS AND CONTINGENCIES

     On May 16, 1994, Dr. Bonita Sue Dunbar ("Dunbar") filed suit in the 270th District Court of Harris, County, Texas naming Baylor College of Medicine ("BCM"), BCM Technologies, Inc., Fulbright & Jaworski, L.L.P., The Woodlands Venture Capital Company and the Company as defendants (collectively, the "Dunbar Defendants"). Dunbar is a cellular and molecular biologist who has been employed by BCM as a teacher and research scientist since 1981. During the course of her employment at BCM, Dunbar developed technologies relating to the use of certain recombinant zona pellucida peptides, the intellectual property rights to which were assigned to the Company in 1987. Dunbar claimed, among other things, that her assignment of the patent rights was induced by statutory and constructive fraud and a civil conspiracy on the part of the Dunbar Defendants. The court granted partial summary judgment in favor of the Company and the other Dunbar Defendants in connection with the action. As a result of the rulings Dunbar is unable to rescind the assignment of the patent rights and is left only with ancillary claims regarding the Company's alleged conversion of her ideas relating to endometriosis and ovarian cancer. Such ancillary claims are subject to a motion to sever and abate pending Dunbar's appeal of the court's orders granting the motion for summary judgment. The Company believes the ancillary claims are without merit.

     Certain purported class action complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder have been filed against the Company and certain of its officers and directors. These complaints were filed in the United States District Court for the

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (Unaudited)


Southern District of Texas in Houston, Texas. The plaintiffs assert that the defendants made materially false and misleading statements and failed to disclose material facts about the patents and patent applications of the Company relating to Vasomax and ImmuMax, and about the Company's clinical trials of Vasomax. As a result, the complaints allege, the price of the Company's Common Stock was artificially inflated during periods beginning as early as April 1, 1996 and extending as late as January 5, 1998. In each of these lawsuits, the plaintiff seeks a determination that the suit is a proper class action, certification of the plaintiff as a class representative and damages in an unspecified amount on behalf of all purchasers of the Company's stock during the class period, together with costs of litigation including attorney's fees. The Company and the individual defendants believe that these actions are without merit and intend to defend against them vigorously. No estimate of loss or range of estimate of loss, if any, can be made at this time.

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

     In November 1997, the Company entered into exclusive license agreements with affiliates of Schering-Plough Corporation (including such affiliates, "Schering-Plough") with respect to the exclusive worldwide license to market and sell the Company's Vasomax product for the treatment of male erectile dysfunction. In March 1998, Schering-Plough filed a Product Registration Application in Mexico for Vasomax(TM) for the treatment of male erectile dysfunction.

     The Company presently intends to submit a New Drug Application (an "NDA") to the United States Food and Drug Administration ("FDA") for Vasomax(TM) during the second quarter of 1998. There can be no assurance, however, that the NDA for Vasomax(TM) will be filed on a timely basis or that it will ultimately be approved by the FDA. Certain risks and uncertainties associated with the filing and FDA review of the NDA are described or referenced in "Statement Regarding Forward-Looking Statements" included elsewhere in this Quarterly Report on Form 10-Q.

     Substantially all of the Company's revenues are derived from sales of third-party fertility-related products by FTI and interest income. The Company acquired FTI in 1994 to enter the market for female reproductive healthcare products and services. Revenues from FTI will not be sufficient to fund the Company's planned operations.

     As of March 31, 1998, the Company had an accumulated deficit of $45.6 million. There can be no assurance that the Company will be able to complete successfully, the transition from a development stage company to the successful introduction of commercially viable products. The Company's ability to achieve profitability will depend, among other things, on successfully completing the development of its products, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others which possess such capabilities, and raising sufficient funds to finance its activities. There can be no assurance that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     Revenues.   Total revenues increased 112% to $2.0 million for the quarter ended March 31, 1998 as compared to $943,000 for the same period in the prior year. Product sales, substantially all of which were derived from FTI, increased 13% to $929,000 in the quarter ended March 31, 1998 as compared to $821,000 for the same period in the prior year. The increase was due to continued growth in a new product line and an increase in the instruments and lab disposables product lines. Interest revenues increased to $1,067,000 for the quarter ended March 31, 1998 as compared to $121,000 for the same period in the prior year. The increase was due to increased cash balances as a result of a public offering completed in July 1997 and the completion of a licensing agreement with Schering-Plough in November 1997.

     Cost of Products Sold. Cost of products sold increased 8% to $619,000 for the quarter ended March 31, 1998 as compared to $571,000 for the same period in the prior year. The increase was due to increased product sales by FTI. Gross margin from product sales increased to 33% during the first quarter of 1998 as compared to 30% for the same period in the prior year due to the continued growth of higher margin product lines.

     Research and Development Expenses. Total research and development ("R&D") expenses increased 58% to $6.3 million for the quarter ended March 31, 1998 as compared to $4.0 million for the same period in the prior year. The increase was due primarily to the additional costs associated with the development of Vasomax(TM). Expenses associated with the development of Vasomax(TM) increased 64% to approximately $5.4 million during the quarter ended March 31, 1998 as compared to approximately $3.3 million during the same period in the prior year. General R&D expenses increased 38% to approximately $944,000 as compared to $684,000 during the same period in the prior year. This increase was primarily due to new hires and an increase in research facility space to expand the Company's research and drug screening capabilities. The Company expects its research and development expenses to increase during the remainder of 1998 and for at least the next several years.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 62% to $968,000 during the quarter ended
March 31, 1998 from $598,000 in the first quarter of 1997. The increase was primarily due to deferred compensation relating to options granted under the 1996 Non-employee Director Stock Option Plan, additional legal expenses relating to recently filed litigation and additional professionals to strengthen its current management team and to assist in achieving the Company's goals.

     Interest Expense and Amortization of Intangibles. Interest expense and amortization of intangibles remained relatively constant in the first quarter of 1998 as compared to 1997. The Company recorded $56,000 of amortization during the first quarter of 1998 related to the excess of cost over fair value of tangible assets associated with the acquisition of FTI.

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

     The Company used net cash of approximately $7.6 million for operating activities in the three months ended March 31, 1998 as compared to approximately $3.3 million in the three months ended March 31, 1997. The Company had cash and cash equivalents of approximately $62.3 million at March 31, 1998. The increased use of cash for the three months ended March 31, 1998 was primarily due to the increase in expenses related to the clinical development of Vasomax(TM).

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

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On May 16, 1994, Dr. Bonita Sue Dunbar ("Dunbar") filed suit in the 270th District Court of Harris, County, Texas naming Baylor College of Medicine ("BCM"), BCM Technologies, Inc., Fulbright & Jaworski, L.L.P., The Woodlands Venture Capital Company and the Company as defendants (collectively, the "Dunbar Defendants"). Dunbar is a cellular and molecular biologist who has been employed by BCM as a teacher and research scientist since 1981. During the course of her employment at BCM, Dunbar developed technologies relating to the use of certain recombinant zona pellucida peptides, the intellectual property rights to which were assigned to the Company in 1987. Dunbar claimed, among other things, that her assignment of the patent rights was induced by statutory and constructive fraud and a civil conspiracy on the part of the Dunbar Defendants. The court granted partial summary judgment in favor of the Company and the other Dunbar Defendants in connection with the action. As a result of the rulings Dunbar is unable to rescind the assignment of the patent rights and is left only with ancillary claims regarding the Company's alleged conversion of her ideas relating to endometriosis and ovarian cancer. Such ancillary claims are subject to a motion to sever and abate pending Dunbar's appeal of the court's orders granting the motion for summary judgment. The Company believes the ancillary claims are without merit.

     Certain purported class action complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder have been filed against the Company and certain of its officers and directors. These complaints were filed in the United States District Court for the Southern District of Texas in Houston, Texas. The plaintiffs assert that the defendants made materially false and misleading statements and failed to disclose material facts about the patents and patent applications of the Company relating to Vasomax and ImmuMax, and about the Company's clinical trials of Vasomax. As a result, the complaints allege, the price of the Company's Common Stock was artificially inflated during periods beginning as early as April 1, 1996 and extending as late as January 5, 1998. In each of these lawsuits, the plaintiff seeks a determination that the suit is a proper class action, certification of the plaintiff as a class representative and damages in an unspecified amount on behalf of all purchasers of the Company's stock during the class period, together with costs of litigation including attorney's fees. The Company and the individual defendants believe that these actions are without merit and intend to defend against them vigorously. No estimate of loss or range of estimate of loss, if any, can be made at this time.

     The Company is involved in certain other litigation matters which it believes will not have a material adverse effect on the Company.

ITEM 5.   OTHER INFORMATION

     In December 1993, the Company entered into an agreement with Schering AG (a pharmaceutical company based in Germany that is not affiliated with Schering-Plough), pursuant to which the Company and Schering AG agreed to jointly research, develop and test zona pellucida-based human contraceptive vaccines. Under the agreement, the Company is required to bear all costs of the development of all such products until the Company has developed a "lead compound" that meets certain specified standards for use in clinical trials. The agreement provides for Schering AG to make payments to the Company upon certain research and development milestones, none of which has yet been achieved, and to bear all costs of the development of the vaccine after formulation of a lead compound. Schering AG must purchase $2.5 million of Common

Stock on or before June 9, 1998 to retain its rights under the agreement beyond such date. Although Schering AG has not yet delivered a notice definitively foregoing its rights under the agreement, it has advised the Company that it does not intend to extend the collaboration agreement and, accordingly, that it will not purchase the shares of the Company's Common Stock required to maintain its rights under the agreement. The Company therefore expects that the agreement with Schering AG will terminate on or before June 9, 1998. Following such termination, Schering AG will have no further obligations under the agreement with respect to milestone payments or the further development of products. Upon termination of the agreement, all product rights under the agreement will revert to the Company and both parties will be relieved of any further obligations.

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


                              ZONAGEN, INC.


Date:  May 15, 1998           By: /s/ Joseph S. Podolski
                                  -----------------------------------------
                                  Joseph S. Podolski
                                  President and
                                  Chief Executive Officer
                                  (Principal Executive Officer)

Date:  May 15, 1998           By: /s/ Louis Ploth
                                  -----------------------------------------
                                  Louis Ploth
                                  Vice President of Business Development and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)