Form 10-Q
period 1998-06-30
ZONAGEN INC
filed 1998-08-10
CIK 897075

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

                                      or

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

                       2408 Timberloch Place, Suite B-4
                          The Woodlands, Texas 77380
             (Address of principal executive offices and zip code)

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

     As of August 7, 1998 there were outstanding 11,324,110 shares of Common Stock, par value $.001 per share, of the Registrant.

                                 ZONAGEN, INC.
                         (A development stage company)

                      For the Quarter Ended June 30, 1998

                                     INDEX

                                                                            Page
                                                                            ----

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS                                   3

PART I.   FINANCIAL INFORMATION                                                4

Item 1.   Financial Statements

          Consolidated Balance Sheets:  June 30, 1998 (Unaudited)
          and December 31, 1997                                                5

          Consolidated Statements of Operations: For the three months ended June 30, 1998 and 1997, six months ended June 30, 1998 and 1997 and from Inception (August 20, 1987) through June 30, 1998
          (Unaudited)                                                          6

          Consolidated Statements of Cash Flows: For the three months ended June 30, 1998 and 1997, six months ended June 30, 1998 and 1997 and from Inception (August 20, 1987) through June 30, 1998
          (Unaudited)                                                          7

          Notes to Consolidated Financial Statements                           8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           13


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   19

Item 4.   Submission of Matters to a Vote of Security Holders                 19

Item 5.   Other Information                                                   20

Item 6.   Exhibits and Reports on Form 8-K                                    20

SIGNATURES                                                                    21

                 FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

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

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                          CONSOLIDATED BALANCE SHEETS

                                                                         JUNE 30,                  DECEMBER 31,
                                                                           1998                         1997
                                                                       ------------                 ------------
                           ASSETS                                       (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                         $ 59,980,735                 $ 73,761,823
     Accounts receivable                                                    716,870                      514,734
     Product inventory                                                      506,400                      206,913
     Deposits and other current assets                                    1,105,459                      270,407
                                                                       ------------                 ------------
              Total current assets                                       62,309,464                   74,753,877

LAB EQUIPMENT, FURNITURE AND LEASEHOLD
     IMPROVEMENTS, net of accumulated depreciation
     and amortization of $937,441 and $827,688, respectively                661,127                      557,199

EXCESS OF COST OVER FAIR VALUE OF TANGIBLE ASSETS ACQUIRED,
     net of accumulated amortization of $760,333 and
     $655,582, respectively                                                 689,076                      793,827

OTHER ASSETS, net of accumulated amortization of
    $194,452 and $168,317, respectively                                   1,109,195                      835,577
                                                                       ------------                 ------------
              Total assets                                             $ 64,768,862                 $ 76,940,480
                                                                       ============                 ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                  $  2,242,824                 $  3,285,031
     Accrued expenses                                                     1,596,232                    2,662,849
     Current portion of notes payable                                         9,051                       14,160
                                                                       ------------                 ------------
              Total current liabilities                                   3,848,107                    5,962,040
                                                                       ------------                 ------------

LONG TERM NOTES PAYABLE                                                           -                        2,639
                                                                       ------------                 ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred Stock, $.001 par value,
       5,000,000 shares authorized, none issued and
       outstanding                                                                -                            -
     Common Stock, $.001 par value, 20,000,000 shares
       authorized, 11,608,095 and 11,541,923 shares issued,
       respectively; 11,319,795 and 11,480,423 shares
       outstanding, respectively                                             11,608                       11,542
     Additional paid-in capital                                         113,614,341                  113,236,136
     Deferred compensation                                               (1,157,139)                  (1,401,389)
     Cost of treasury stock, 288,300 and 61,500 shares, respectively     (5,309,060)                  (1,286,728)
     Deficit accumulated during the development stage                   (46,238,995)                 (39,583,760)
                                                                       ------------                 ------------
              Total stockholders' equity                                 60,920,755                   70,975,801
                                                                       ------------                 ------------
              Total liabilities and stockholders' equity               $ 64,768,862                 $ 76,940,480
                                                                       ============                 ============

                      The accompanying notes are an integral part of these consolidated financial statements.

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                                 FROM INCEPTION
                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED         (AUGUST 20, 1987)
                                              ------------------------------    ------------------------------         TO
                                              JUNE 30, 1998    JUNE 30, 1997    JUNE 30, 1998    JUNE 30, 1997    JUNE 30, 1998
                                              -------------    -------------    -------------    -------------    -------------
REVENUES
        Product sales                          $   903,172      $  780,482       $ 1,832,292      $ 1,601,835      $ 11,949,387
        Licensing fees                           5,000,000               -         5,000,000                -        15,250,000
        Product royalties                          167,170               -           167,170                -           167,170
        Interest income                            729,299          66,526         1,796,473          187,888         4,649,617
                                               -----------     -----------       -----------      -----------      ------------
              Total revenues                     6,799,641         847,008         8,795,935        1,789,723        32,016,174

COSTS AND EXPENSES
        Cost of products sold                      614,153         496,597         1,233,573        1,067,843         8,364,752
        Research and development                 5,847,455       4,483,328        12,191,614        8,495,417        53,258,637
        Selling, general and administrative        948,927         717,635         1,916,945        1,315,509        15,076,485
        Interest expense and amortization
           of intangibles                           53,135          54,647           109,038          108,589         1,191,912
                                               -----------     -----------       -----------      -----------      ------------
              Total costs and expenses           7,463,670       5,752,207        15,451,170       10,987,358        77,891,786

Loss from continuing operations                   (664,029)     (4,905,199)       (6,655,235)      (9,197,635)      (45,875,612)
Loss from discontinued operations                        -               -                 -                -          (288,104)
Loss on disposal                                         -               -                 -                -           (75,279)
                                               -----------     -----------       -----------      -----------      ------------
NET LOSS                                       $  (664,029)    $(4,905,199)      $(6,655,235)     $(9,197,635)     $(46,238,995)
                                               ===========     ===========       ===========      ===========      ============
Loss per share:                                $     (0.06)    $     (0.65)      $     (0.59)     $     (1.27)

Shares used in loss per share calculation:       11,310,453      7,579,707        11,316,265        7,235,345



                   The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                    FROM INCEPTION
                                                          THREE MONTHS ENDED                SIX MONTHS ENDED       (AUGUST 20, 1987)
                                                    ------------------------------   ------------------------------     THROUGH
                                                    JUNE 30, 1998    JUNE 30, 1997   JUNE 30, 1998   JUNE 30, 1997    JUNE 30, 1998
                                                    -------------    -------------   -------------    -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                              $   (664,029)   $ (4,905,199)   $ (6,655,235)   $ (9,197,635)    $(46,238,995)
Loss on disposal of discontinued operations                      -               -               -               -           75,279
Adjustments to reconcile net loss to net cash used in
  operating activities
    Noncash financing costs                                      -               -               -               -          315,984
    Depreciation and amortization                          124,087          95,345         240,638         188,810        1,842,692
    Noncash expenses related to stock-based transactions    89,462          29,653         244,250          43,345        1,325,376
    Common stock issued for agreement not to compete             -               -               -               -          199,997
    Series B Preferred Stock issued for consulting services      -               -               -               -           17,999
Changes in operating assets and liabilities
  (net effects of purchase of businesses in 1988 and 1994)
    (Increase) decrease in receivables                     (74,430)         85,805        (202,136)         88,154         (511,905)
    (Increase) decrease in inventory                      (303,160)          2,270        (299,487)         13,111         (224,872)
    (Increase) decrease in prepaid expenses and other
    current assets                                        (526,025)       (289,896)       (835,052)       (244,611)        (963,995)
    (Decrease) increase in accounts payable and
    accrued expenses                                      (680,306)        306,095      (2,108,825)      1,128,352        3,621,742
                                                      ------------     -----------    ------------     -----------     ------------
Net cash used in operating activities                   (2,034,401)     (4,675,927)     (9,615,847)     (7,980,474)     (40,540,698)

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                  (182,111)        (43,531)       (213,681)       (116,718)      (1,491,823)
    Purchase of technology rights and other assets        (139,018)        (31,620)       (299,752)        (50,334)      (1,271,629)
    Cash acquired in purchase of FTI                             -               -               -               -            2,695
    Proceeds from sale of subsidiary, less $12,345 for
      operating losses during 1990 phase-out period              -               -               -               -          137,646
    Increase in net assets held for disposal                     -               -               -               -         (212,925)
                                                      ------------     -----------    ------------     -----------     ------------
Net cash used in investing activities                     (321,129)        (75,151)       (513,433)       (167,052)      (2,836,036)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                   7,814          35,192         378,272         140,085       83,864,122
    Proceeds from issuance of preferred stock                    -               -               -               -       23,688,522
    Purchase of treasury stock                                   -               -      (4,022,332)              -       (5,309,060)
    Proceeds from issuance of notes payable                      -               -               -               -        2,838,681
    Principal payments on notes payable                     (3,921)         (3,555)         (7,748)         (7,024)      (1,724,796)
                                                      ------------     -----------    ------------     -----------     ------------
Net cash provided by (used in) financing activities          3,893          31,637      (3,651,808)        133,061      103,357,469
                                                      ------------     -----------    ------------     -----------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (2,351,637)     (4,719,441)    (13,781,088)     (8,014,465)      59,980,735
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        62,332,372       7,779,878      73,761,823      11,074,902                -
                                                      ------------     -----------    ------------     -----------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 59,980,735     $ 3,060,437    $ 59,980,735     $ 3,060,437     $ 59,980,735
                                                      ============     ===========    ============     ===========     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    Reduction of debt due to final payment, in stock,
      of FTI Acquisition                              $          -     $         -    $          -     $    93,812     $     93,812

            The  accompanying  notes are an integral part of these  consolidated financial statements.

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (Unaudited)

NOTE 1 -- Organization and Operations

     Zonagen, Inc., a Delaware corporation (together with its subsidiary, the "Company"), was organized on August 20, 1987 (Inception) and is a biopharmaceutical company in the development stage engaged in the research, development and marketing of products which address conditions and diseases associated with the human reproductive system. In addition to its proprietary development activities, the Company markets and distributes a variety of third-party fertility-related products to obstetrics/gynecology, urology and fertility specialists through its wholly-owned subsidiary, Fertility Technologies, Inc. ("FTI"). From Inception through June 30, 1998, the Company has been primarily engaged in research and development and is still in a development stage.

     The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if FDA and other regulatory approvals are obtained. The Company believes that its existing capital resources will be sufficient to fund its operations through at least the end of 1999. The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's clinical and preclinical activities; the progress of the Company's collaborative agreements with affiliates of Schering-Plough Corporation ("Schering-Plough") and costs associated with any future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of Vasomax(R), the Company's oral treatment for male erectile dysfunction, and the Company's other products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if Vasomax(R) is not successfully commercialized and if the results of current or future clinical trials are not favorable. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (Unaudited)

partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock.

NOTE 2 -- PRODUCT INVENTORY

     The Company maintains an inventory of bulk phentolamine which is the active ingredient in Vasomax(R), the Company's oral treatment for male erectile dysfunction. Currently, Schering-Plough is manufacturing and marketing Vasomax(R) in Mexico under the brand name Z-Max. Schering-Plough purchases bulk phentolamine from the Company at approximately the Company's cost. As of June 30, 1998, the fair market value of this bulk raw material inventory was $261,500. Additionally, the Company's inventory consists of products manufactured by others for resale to obstetrics/gynecologists, urologists and fertility clinics. Finished goods inventory at June 30, 1998 was $244,900. Inventory is stated at the lower of cost or market using the first-in, first-out method.

NOTE 3 -- DEPOSITS AND OTHER CURRENT ASSETS

     During the second quarter of 1998, deposits and other current assets increased to $1.1 million. The increase was due to partial prepayments on future phentolamine purchases from the contract manufacturer. As of June 30, 1998, prepayments held by the contract manufacturer were $612,000. Other deposits and other current assets, substantially all of which were prepaid insurance and interest receivable, totaled $488,000 as of June 30, 1998.

NOTE 4 -- STOCKHOLDERS' EQUITY

Common Stock
------------

     On July 25, 1997, the Company completed a public offering of Common Stock in which it sold 2,587,500 shares of Common Stock (including the shares issued pursuant to the exercise of the underwriters' over-allotment option) at a price of $30.00 per share. The net proceeds of the public offering were approximately $72.2 million.

Warrants
--------

     During the second quarter of 1998, the Company issued an aggregate 8,049 shares of Common Stock upon the cashless exercise of stock warrants to purchase an aggregate of 10,078 shares of common stock. No warrants were exercised during the first quarter of 1998.

     As of June 30, 1998 there were 118,327 warrants outstanding exercisable for an aggregate of 191,976 shares of Common Stock at prices ranging from $3.625 to $7.19 per share.

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (Unaudited)


Treasury Stock
--------------

     On December 12, 1997 the Company announced a stock buyback of the Company's common stock. The purchases are to be made from time to time in the open market at prevailing market prices. As of December 31, 1997 the Company had purchased a total of 61,500 shares at an aggregate purchase price of $1,286,728, representing an average price of $20.922 per share. During the quarter ended March 31, 1998 the Company purchased an additional 226,800 shares at an aggregate purchase price of $4,022,332, representing an average price of $17.735 per share. The Company did not purchase any stock during the period from April 1, 1998 through August 7, 1998. Through August 7, 1998, the Company had purchased an aggregate of 288,300 shares of Common Stock under the stock buyback program at an aggregate purchase price of $5,309,060, representing an average purchase price of $18.415 per share.

NOTE 5 -- STOCK OPTIONS

     The Company records and amortizes over the related vesting periods deferred compensation representing the difference between the exercise price of options granted and the deemed fair market value of the Common Stock at the time of grant. The Company recorded non-cash deferred compensation of approximately $69,500 in the quarter ending June 30, 1998 relating to options granted under the 1996 Non-employee Director Stock Option Plan (the "Director Plan").

     During the first quarter of 1998, the Company issued an aggregate of 44,913 shares of Common Stock to current and former consultants and employees upon the exercise of stock options, at prices ranging from $0.43 to $22.25 per share, for total proceeds of approximately $268,000. During the second quarter of 1998, the Company issued an aggregate of 8,210 shares of Common Stock to current consultants and employees upon the exercise of stock options, at prices ranging from $0.43 to $4.00 per share, for total proceeds of approximately $7,800.

     On June 25, 1998, the Company granted options to employees exercisable for an aggregate of 44,000 shares of Common Stock at an exercise price of $20.375 per share. In addition, on such date options exercisable for an aggregate of 12,500 shares of Common Stock were issued under the Director Plan to directors who were re-elected during the Company's Annual Meeting of Shareholders, at an exercise price of $20.375 per share.

NOTE 6 -- AGREEMENTS

     In November 1997, the Company entered into exclusive license agreements with affiliates of Schering-Plough Corporation, a major U.S.-based pharmaceutical company (including such affiliates, "Schering-Plough"), with respect to the exclusive license of the Company's Vasomax(R)

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (Unaudited)


product for the treatment of male erectile dysfunction. Under the agreement, Schering-Plough paid Zonagen an up-front payment of $10.0 million and agreed to make subsequent milestone payments upon the achievement of specified regulatory goals. Zonagen will receive escalating royalties on all product sales under the Schering-Plough agreements.

     On June 30, 1998 the Company received an accelerated milestone payment of $5.0 million from Schering-Plough that was paid at the completion of the clinical program that was used in support of the New Drug Application ("NDA") for Vasomax(R). The payment was due upon submission of a NDA for Vasomax(R) with the Food and Drug Administration ("FDA"). The Company submitted the NDA on July 14, 1998.

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


     During 1996, the Company entered into several agreements with contract research organizations and other organizations for services relating to the clinical development of Vasomax(R), the Company's oral treatment for male erectile dysfunction. The Company may terminate these agreements upon written notification and payment of expenses incurred prior to termination.

     In December 1993, the Company entered into an agreement with Schering AG (a pharmaceutical company based in Germany that is not affiliated with Schering-Plough), pursuant to which the Company and Schering AG agreed to jointly research, develop and test zona pellucida-based human contraceptive vaccines. Under the agreement, the Company was required to bear all costs of the development of all such products until the Company had developed a "lead compound" that met certain specified standards for use in clinical trials. The agreement required Schering AG to make payments to the Company upon certain research and development milestones, none of which had been achieved, and to bear all costs of the development of the vaccine after formulation of a lead compound. Schering AG was required to purchase $2.5 million of Common Stock on or before June 9, 1998 to retain its rights under the agreement beyond such date. Schering AG did not purchase the shares of the Company's Common Stock required to maintain its rights under the agreement; accordingly, the agreement terminated on June 9, 1998. As a result of this termination, Schering AG and the Company have no further obligations under the agreement, and all product rights under the agreement have reverted to the Company.

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (Unaudited)



NOTE 7 -- COMMITMENTS AND CONTINGENCIES

     On May 16, 1994, Dr. Bonita Sue Dunbar ("Dunbar") filed suit in the 270th District Court of Harris County, Texas naming Baylor College of Medicine ("BCM"), BCM Technologies, Inc., Fulbright & Jaworski, L.L.P., The Woodlands Venture Capital Company and the Company as defendants (collectively, the "Dunbar Defendants"). Dunbar is a cellular and molecular biologist who has been employed by BCM as a teacher and research scientist since 1981. During the course of her employment at BCM, Dunbar developed technologies relating to the use of certain recombinant zona pellucida peptides, the intellectual property rights to which were assigned to the Company in 1987. Dunbar claimed, among other things, that her assignment of the patent rights was induced by statutory and constructive fraud and a civil conspiracy on the part of the Dunbar Defendants. The court granted partial summary judgment in favor of the Company and the other Dunbar Defendants in connection with the action. As a result of the rulings Dunbar is unable to rescind the assignment of the patent rights and is left only with ancillary claims regarding the Company's alleged conversion of her ideas relating to endometriosis and ovarian cancer. Such ancillary claims are subject to a motion to sever and abate pending Dunbar's appeal of the court's orders granting the motion for summary judgment. The Company believes the ancillary claims are without merit.

     Certain purported class action complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder have been filed against the Company and certain of its officers and directors. These complaints were filed in the United States District Court for the Southern District of Texas in Houston, Texas and were consolidated on May 29, 1998. The plaintiffs purport to bring the suit on behalf of all purchasers of Zonagen common stock between February 7, 1996 and January 9, 1998. The plaintiffs assert that the defendants made materially false and misleading statements and failed to disclose material facts about the patents and patent applications of the Company relating to Vasomax(R) and ImmuMax(TM), and about the Company's clinical trials of Vasomax(R). The plaintiffs seek to have the action declared to be a class action, and to have rescissionary or compensatory damages in an unstated amount, along with interest and attorney's fees. The Company and the individual defendants believe that these actions are without merit and intend to defend against them vigorously. No estimate of loss or range of estimate of loss, if any, can be made at this time.

     The Company is involved in certain other litigation matters which it believes will not have a material adverse effect on the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated in such forward-looking statements. See "Factors Affecting Forward-Looking Statements" included elsewhere in this Quarterly Report on Form 10-Q.

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

     On July 14, 1998, the Company submitted a New Drug Application (an "NDA") with the U.S. Food and Drug Administration (the "FDA") for its lead product candidate, Vasomax(R), an oral treatment for male erectile dysfunction. The Company has dedicated a substantial portion of its resources over the last several years to the development of Vasomax(R). The Company's future prospects are substantially dependent on approval by the FDA and the successful commercialization of Vasomax(R). There can be no assurance that the Company's NDA submission for Vasomax(R) will be accepted by the FDA or that it will ultimately be approved. Certain risks and uncertainties associated with the filing and FDA review of the NDA are described or referenced in "Factors Affecting Forward-Looking Statements" included elsewhere in this Quarterly Report on Form 10-Q.

     In November 1997, the Company entered into exclusive license agreements with affiliates of Schering-Plough Corporation (including such affiliates, "Schering-Plough") with respect to the exclusive worldwide license to market and sell the Company's Vasomax(R) product for the treatment of male erectile dysfunction. Schering-Plough filed a Product Registration Application in Mexico for Vasomax(R) under the brand name Z-Max in March 1998, and commenced sales of Z-Max in Mexico in June 1998. Schering-Plough made an accelerated milestone payment to the Company of $5.0 million on June 30, 1998, at the completion of the clinical program that was used in support of the NDA. The payment was due upon the submission of a NDA for Vasomax(R) with the FDA. The Company submitted the NDA on July 14, 1998.

     Substantially all of the Company's product revenues are derived from sales of third-party fertility-related products by FTI. The Company acquired FTI in 1994 to enter the market for female reproductive healthcare products and services. Revenues from FTI will not be sufficient to fund the Company's planned operations.

     As of June 30, 1998, the Company had an accumulated deficit of approximately $46.2 million. There can be no assurance that the Company will be able to successfully complete the transition from a development stage company to the successful introduction of commercially viable products. The Company's ability to achieve profitability will depend, among other things, on successfully completing the development of its products, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others which possess such capabilities, and raising sufficient funds to finance its activities. There can be no assurance that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     Revenues. Total revenues increased 702% to $6.8 million for the quarter ended June 30, 1998 as compared to $847,000 for the same period in the prior year. License fees revenue increased to $5.0 million during the quarter ended June 30, 1998 from none during the second quarter of 1997. This increase was due to the Company's receipt of an accelerated milestone payment under its agreements with Schering-Plough with respect to Vasomax(R). Schering-Plough commenced sales of Vasomax(R) in Mexico under the brand name of Z-Max in June 1998. Product royalties for the quarter ended June 30, 1998, all of which were attributable to the first month of net sales of Z-Max in Mexico, were $167,170 as compared to none for the quarter ended June 30, 1997. Product sales, substantially all of which were derived from FTI, increased 16% to $903,000 in the quarter ended June 30, 1998 as compared to $780,000 for the same period in the prior year. The increase was due to continued growth in a new product line and an increase in instruments and lab disposables. Interest revenues increased to $729,000 for the quarter ended June 30, 1998 as compared to $66,500 for the same period in the prior year. The increase was due to increased cash balances as a result of a public offering completed in July 1997 and the completion of the Schering-Plough agreements in November 1997.

     Cost of Products Sold. Cost of products sold increased 24% to $614,000 for the quarter ended June 30, 1998 as compared to $497,000 for the same period in the prior year. The increase was due to increased product sales by FTI. Gross margin from product sales decreased to 32% during the second quarter of 1998 as compared to 36% for the same period in the prior year due to a change in product mix which included a higher percentage of lower margin capital equipment.

     Research and Development Expenses. Total research and development ("R&D") expenses increased 29% to $5.8 million for the quarter ended June 30, 1998 as compared to $4.5 million for the same period in the prior year. The increase was due primarily to the additional costs associated with the development of Vasomax(R). Expenses associated with the development of Vasomax(R) increased 26% to approximately $4.9 million during the quarter ended June 30, 1998 as compared to approximately $3.9 million during the same period in the prior year. The increase was primarily due to the preparation of the NDA filing which was completed on July 14, 1998. General R&D expenses increased 66% to approximately $934,000 as compared to $561,000 during the same period in the prior year. This increase was primarily due to new hires and an increase in research facility space to expand the Company's research and drug screening capabilities. The Company expects its research and development expenses to increase during the remainder of 1998 and for at least the next several years.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 32% to $949,000 during the quarter ended June 30, 1998 from $718,000 in the second quarter of 1997. The increase was primarily due to additional legal expenses relating to recently-filed litigation, non-cash compensation relating to options granted under the 1996 Non-employee Director Stock Option Plan, increased expenses associated with operating a public company with an increase in shareholders and additional professionals to strengthen its current management team and to assist in achieving the Company's goals.

     Interest Expense and Amortization of Intangibles. Interest expense and amortization of intangibles remained relatively constant in the second quarter of 1998 as compared to 1997. The Company recorded $53,000 of amortization during the second quarter of 1998 related to the excess of cost over fair value of tangible assets associated with the acquisition of FTI.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     Revenues. Total revenues increased 389% to $8.8 million for the six months ended June 30, 1998 as compared to $1.8 million for the same period in the prior year. License fees revenue increased to $5.0 million during the period ended June 30, 1998 from none during the same period in the prior year. This increase was due to the Company's receipt of an accelerated milestone payment under its agreements with Schering-Plough with respect to Vasomax(R). Schering-Plough commenced sales of Vasomax(R) in Mexico under the brand name of Z-Max in June 1998. Product royalties for the six months ended June 30, 1998, all of which were attributable to the first month of net sales of Z-Max in Mexico, were $167,170 as compared to none for the six months ended June 30, 1997. Product sales, substantially all of which were derived from FTI, increased 13% to $1.8 million in the six months ended June 30, 1998 as compared to $1.6 million for the same period in the prior year. The increase was due to continued growth in a new product line and an increase in the instruments and lab disposables product lines. Interest revenues increased to $1.8 million for the six months ended June 30, 1998 as compared to $188,000 for the same period in the prior year. The increase was due to increased cash balances as a result of a public offering completed in July 1997 and the completion of the Schering-Plough agreements in November 1997.

     Cost of Products Sold. Cost of products sold increased 9% to $1.2 million for the six months ended June 30, 1998 as compared to $1.1 million for the same period in the prior year. The increase was due to increased product sales by FTI. Gross margin from product sales remained relatively constant at approximately 33% during the six months of 1998 as compared to the same period in the prior year.

     Research and Development Expenses. Total research and development ("R&D") expenses increased 44% to $12.2 million for the six months ended June 30, 1998 as compared to $8.5 million for the same period in the prior year. The increase was due primarily to the additional costs associated with the development of Vasomax(R). Expenses associated with the development of Vasomax(R) increased 41% to approximately $10.3 million during the six months ended June 30, 1998 as compared to approximately $7.3 million during the same period in the prior year. General R&D expenses increased 58% to approximately $1.9 million as compared to $1.2 million during the same period in the prior year. This increase was primarily due to new hires and an increase in research facility space to expand the Company's research and drug screening capabilities. The Company expects its research and development expenses to increase during the remainder of 1998 and for at least the next several years.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 46% to $1.9 million during the six months ended June 30, 1998 from $1.3 million for the same period in the prior year.
The increase was primarily due to expenses associated with recently-filed litigation, increased expenses associated with operating a public company with an increase in shareholders and additional hiring of professionals to strengthen its current management team and to assist in achieving the Company's goals. Additionally, the increase was due to non-cash director stock option expenses which will be recognized over the twelve month period of 1998 as compared to the total expense for the year of 1997 which was recognized all in the fourth quarter of 1997.

     Interest Expense and Amortization of Intangibles. Interest expense and amortization of intangibles remained relatively constant during the six months June 30, 1998 as compared to the same period in the prior year. The Company recorded $109,000 of amortization during the six months ended June 30, 1998 related to the excess of cost over fair value of tangible assets associated with the acquisition of FTI.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily with proceeds from the private placement and public offering of equity securities and with funds received under collaborative agreements. In April 1993, the Company received net proceeds of approximately $7.0 million from its initial public offering. In December 1993, the Company received net proceeds of $2.5 million from the sale of Common Stock to an affiliate of Schering AG in connection with the Company's collaboration with Schering AG. In October 1995, the Company received net proceeds of $5.3 million from the private placement of Series A Preferred Stock. In September and October 1996, the Company received aggregate net proceeds of $14.4 million from the private placement of Series B Preferred Stock. In July 1997, the Company received net proceeds of approximately $72.2 million from a public offering of Common Stock. In December 1997, the Company received a $10.0 million up-front license fee from Schering-Plough for the right to market and sell Vasomax(R) for the treatment of male erectile dysfunction.
On June 30, 1998, the Company received an accelerated $5.0 million milestone payment from Schering-Plough with respect to Vasomax(R).

     The Company used net cash of approximately $9.6 million for operating activities in the six months ended June 30, 1998 as compared to approximately $8.0 million in the six months ended June 30, 1997. The Company had cash and cash equivalents of approximately $60.0 million at June 30, 1998. The increased use of cash for the six months ended June 30, 1998 was primarily due to the increase in expenses related to the clinical development of Vasomax(R).


     The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if FDA and other regulatory approvals are obtained. The Company believes that its existing capital resources will be sufficient to fund its operations through at least the end of 1999. The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's clinical and preclinical activities; the progress of the Company's collaborative agreements with affiliates of Schering-Plough and costs associated with any future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of Vasomax(R) and the Company's other products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if the results of its current or future clinical trials are not favorable. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On May 16, 1994, Dr. Bonita Sue Dunbar ("Dunbar") filed suit in the 270th District Court of Harris County, Texas naming Baylor College of Medicine ("BCM"), BCM Technologies, Inc., Fulbright & Jaworski, L.L.P., The Woodlands Venture Capital Company and the Company as defendants (collectively, the "Dunbar Defendants"). Dunbar is a cellular and molecular biologist who has been employed by BCM as a teacher and research scientist since 1981. During the course of her employment at BCM, Dunbar developed technologies relating to the use of certain recombinant zona pellucida peptides, the intellectual property rights to which were assigned to the Company in 1987. Dunbar claimed, among other things, that her assignment of the patent rights was induced by statutory and constructive fraud and a civil conspiracy on the part of the Dunbar Defendants. The court granted partial summary judgment in favor of the Company and the other Dunbar Defendants in connection with the action. As a result of the rulings Dunbar is unable to rescind the assignment of the patent rights and is left only with ancillary claims regarding the Company's alleged conversion of her ideas relating to endometriosis and ovarian cancer. Such ancillary claims are subject to a motion to sever and abate pending Dunbar's appeal of the court's orders granting the motion for summary judgment. The Company believes the ancillary claims are without merit.

     Certain purported class action complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder have been filed against the Company and certain of its officers and directors. These complaints were filed in the United States District Court for the Southern District of Texas in Houston, Texas and were consolidated on May 29, 1998. The plaintiffs purport to bring the suit on behalf of all purchasers of Zonagen common stock between February 7, 1996 and January 9, 1998. The plaintiffs assert that the defendants made materially false and misleading statements and failed to disclose material facts about the patents and patent applications of the Company relating to Vasomax(R) and ImmuMax(TM), and about the Company's clinical trials of Vasomax(R). The plaintiffs seek to have the action declared to be a class action, and to have rescissionary or compensatory damages in an unstated amount, along with interest and attorney's fees. The Company and the individual defendants believe that these actions are without merit and intend to defend against them vigorously. No estimate of loss or range of estimate of loss, if any, can be made at this time.

     The Company is involved in certain other litigation matters which it believes will not have a material adverse effect on the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Company's Stockholders was held on June 25, 1998 to consider and vote upon the following proposals:

          (i) Election of Directors. The following individuals were nominated and elected as directors, with the following number of shares voted for and withheld with respect to each director.

                                              For      Withheld
                                           ---------   --------
               Martin P. Sutter            9,940,801     20,130
               Joseph S. Podolski          9,942,401     18,530
               Steven Blasnik              9,942,390     18,541
               Jeffrey M. Jonas, M.D.      9,940,551     20,380
               Timothy McInerney           9,942,851     18,080
               David B. McWilliams         9,942,901     18,030

          (ii) Approval of the Appointment of Arthur Andersen LLP as the Company's independent public accountants for 1998.

                    For   9,944,239      Against    12,592   Abstain   4,100

ITEM 5.   OTHER INFORMATION

     In December 1993, the Company entered into an agreement with Schering AG (a pharmaceutical company based in Germany that is not affiliated with Schering-Plough), pursuant to which the Company and Schering AG agreed to jointly research, develop and test zona pellucida-based human contraceptive vaccines. Schering AG was required to purchase $2.5 million of Common Stock on or before June 9, 1998 to retain its rights under the agreement beyond such date.
Schering AG did not purchase the shares of the Company's Common Stock required to maintain its rights under the agreement; accordingly, the agreement terminated on June 9, 1998. As a result of this termination, Schering AG and the Company have no further obligations under the agreements, and all product rights under the agreement have reverted to the Company.

     On July 23, 1998 the Company announced that the United States Patent Office had issued a Notice of Allowance to the Company for a patent application directed to one of the Company's chitosan-based adjuvants and immunogens collectively known as the ImmuMax(TM) System. In addition, during July 1998 the Company also received an issued patent for the ImmuMax(TM) System in Australia.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits

               Exhibit No.  Identification of Exhibit

               11.1  Statement Regarding Computation of Net Loss Per Share

               27.1  Financial Data Schedule

          b.   Reports on Form 8-K

               None.

                                  SIGNATURES
                                  ----------


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ZONAGEN, INC.


Date:  August 10, 1998
                              By: /s/ Joseph S. Podolski
                                 ----------------------------
                                  Joseph S. Podolski
                                  President and
                                  Chief Executive Officer
                                  (Principal Executive Officer)

Date:  August 10, 1998
                              By  /s/ Louis Ploth
                                 ---------------------
                                  Louis Ploth
                                  Vice President of Business Development and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)