Form 10-Q
period 1998-09-30
ZONAGEN INC
filed 1998-11-16
CIK 897075

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      or

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes     X    No
                                          -------     ------

  As of November 13, 1998 there were outstanding 11,205,840 shares of Common Stock, par value $.001 per share, of the Registrant.

                                 ZONAGEN, INC.
                         (A development stage company)

                   For the Quarter Ended September 30, 1998

                                     INDEX


                                                                                              Page
                                                                                              ----
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS                                                     3

PART I.         FINANCIAL INFORMATION                                                            4

Item 1.         Financial Statements

                Consolidated Balance Sheets:  September 30, 1998 (Unaudited)
                and December 31, 1997                                                            5

                Consolidated Statements of Operations:  For the three months ended
                September 30, 1998 and 1997, nine months ended September 30, 1998 and 1997
                and from Inception (August 20, 1987) through September 30, 1998 (Unaudited)      6

                Consolidated Statements of Cash Flows:  For the three months ended
                September 30, 1998 and 1997, nine months ended September 30, 1998 and 1997
                and from Inception (August 20, 1987) through September 30, 1998 (Unaudited)      7

                Notes to Consolidated Financial Statements                                       8

Item 2.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                       14


PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                                               20

Item 5.         Other Information                                                               20

Item 6.         Exhibits and Reports on Form 8-K                                                21

SIGNATURES                                                                                      22

                  FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

  This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. These risks and uncertainties include risks associated with the Company's early stage of development, uncertainties related to clinical trial results and FDA approval, the Company's substantial dependence on one product and early stage of development of other products, the Company's history of operating losses and accumulated deficit, the Company's future capital needs and uncertainty of additional funding, uncertainty of protection for the Company's patents and proprietary technology, the effects of government regulation of and lack of assurance of regulatory approval for the Company's products, the Company's limited sales and marketing experience and dependence on collaborators, manufacturing uncertainties and the Company's reliance on third parties for manufacturing, competition and technological change, product liability and availability of insurance, the Company's reliance on contract research organizations, and other risks and uncertainties described in the Company's filings with the Securities and Exchange Commission. For additional discussion of such risks, uncertainties and assumptions, see "Item 1. Description of Business - Business Risks" and "Item 3. Legal Proceedings" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and "Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Part II. Other Information Item 1. Legal Proceedings" included elsewhere in this quarterly report on Form 10-Q.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

  The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                          CONSOLIDATED BALANCE SHEETS

                                                                        SEPTEMBER 30,        DECEMBER 31,
                                                                            1998                 1997
                                                                        ------------         -------------
                                 ASSETS                                  (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                          $ 57,762,154          $ 73,761,823
     Accounts receivable                                                     381,771               514,734
     Product inventory                                                     1,268,970               206,913
     Deposits and other current assets                                       975,527               270,407
                                                                        ------------          ------------
              Total current assets                                        60,388,422            74,753,877

LAB EQUIPMENT, FURNITURE AND LEASEHOLD
     IMPROVEMENTS, net of accumulated depreciation
     and amortization of $998,489 and $827,688, respectively                 711,271               557,199

EXCESS OF COST OVER FAIR VALUE OF TANGIBLE ASSETS ACQUIRED,
     net of accumulated amortization of $812,709 and
     $655,582, respectively                                                  636,700               793,827

OTHER ASSETS, net of accumulated amortization of
    $207,519 and $168,317, respectively                                    1,179,236               835,577
                                                                        ------------          ------------
              Total assets                                              $ 62,915,629          $ 76,940,480
                                                                        =============         ============
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                   $  1,834,083          $  3,285,031
     Accrued expenses                                                      1,907,536             2,662,849
     Current portion of notes payable                                          5,031                14,160
                                                                        ------------          ------------
              Total current liabilities                                    3,746,650             5,962,040
                                                                        ------------          ------------
LONG TERM NOTES PAYABLE                                                            -                 2,639
                                                                        ------------          ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred Stock, $.001 par value,
         5,000,000 shares authorized, none issued and
         outstanding                                                               -                     -
     Common Stock, $.001 par value, 20,000,000 shares
          authorized, 11,612,410 and 11,541,923 shares issued,
          respectively; 11,197,110 and 11,480,423 shares
          outstanding, respectively                                           11,612                11,542
     Additional paid-in capital                                          113,619,009           113,236,136
     Deferred compensation                                                (1,067,677)           (1,401,389)
     Cost of treasury stock, 415,300 and 61,500 shares, respectively      (7,483,473)           (1,286,728)
     Deficit accumulated during the development stage                    (45,910,492)          (39,583,760)
                                                                        ------------          ------------
              Total stockholders' equity                                  59,168,979            70,975,801
                                                                        ------------          ------------
              Total liabilities and stockholders' equity                $ 62,915,629          $ 76,940,480
                                                                        ============          ============

                      The accompanying notes are an integral part of these consolidated financial statements.

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                               THREE MONTHS ENDED                 NINE MONTHS ENDED          FROM INCEPTION
                                          ----------------------------      -----------------------------   (AUGUST 20, 1987)
                                                  SEPTEMBER 30,                    SEPTEMBER 30,                   TO
                                              1998             1997            1998             1997        SEPTEMBER 30, 1998
                                          -----------      -----------      -----------      ------------   ------------------
REVENUES
     Product sales                        $   765,477      $   855,312      $ 2,597,769      $  2,457,147      $  12,714,864
     Licensing fees                         5,000,000                -       10,000,000                 -         20,250,000
     Product royalties                              -                -          167,170                 -            167,170
     Interest income                          748,279          734,116        2,544,752           922,004          5,397,896
                                          -----------      -----------      -----------      ------------      -------------
          Total revenues                    6,513,756        1,589,428       15,309,691         3,379,151         38,529,930

COSTS AND EXPENSES
     Cost of products sold                    508,889          584,720        1,742,462         1,652,563          8,873,641
     Research and development               4,646,129        6,084,613       16,837,743        14,580,030         57,904,766
     Selling, general and administrative      977,677          720,117        2,894,623         2,035,626         16,054,163
     Interest expense and amortization
        of intangibles                         52,557           55,290          161,595           163,879          1,244,469
                                          -----------      -----------      -----------      ------------      -------------
          Total costs and expenses          6,185,252        7,444,740       21,636,423        18,432,098         84,077,039

Income (loss) from continuing operations      328,504       (5,855,312)      (6,326,732)      (15,052,947)       (45,547,109)
Loss from discontinued operations                   -                -                -                 -           (288,104)
Loss on disposal                                    -                -                -                 -            (75,279)
                                          -----------      -----------      -----------      ------------      -------------
NET INCOME (LOSS)                         $   328,504      $(5,855,312)     $(6,326,732)     $(15,052,947)     $ (45,910,492)
                                          ===========      ===========      ===========      ============      =============
Income (loss) per share:
        Basic                             $      0.03      $     (0.57)     $     (0.56)     $      (1.82)
        Diluted                           $      0.03      $     (0.57)     $     (0.56)     $      (1.82)

Shares used in income (loss)
  per share calculation:
        Basic                              11,263,484       10,307,576       11,298,478         8,270,676
        Diluted                            11,810,230       10,307,576       11,298,478         8,270,676




                      The accompanying notes are an integral part of these consolidated financial statements.

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              THREE MONTHS ENDED            NINE MONTHS ENDED       From Inception
                                                          --------------------------   ----------------------------(August 20, 1987)
                                                                  SEPTEMBER 30,                SEPTEMBER 30,           through
                                                               1998         1997           1998            1997   September 30, 1998
                                                          ------------  ------------   ------------    ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                         $    328,504  $ (5,855,312)  $ (6,326,732)  $ (15,052,947)  $ (45,910,492)
Loss on disposal of discontinued operations                          -             -              -               -          75,279
Adjustments to reconcile net income (loss)
  to net cash used in operating activities
     Noncash financing costs                                         -             -              -               -         315,984
     Depreciation and amortization                             126,491        95,946        367,129         284,756       1,969,183
     Noncash expenses related to stock-based transactions       89,462       135,094        333,712         178,439       1,414,838
     Common stock issued for agreement not to compete                -             -              -               -         199,997
     Series B Preferred Stock issued for consulting services         -             -              -               -          17,999
Changes in operating assets and liabilities
  (net effects of purchase of businesses in 1988 and 1994)
     (Increase) decrease in receivables                        335,099      (399,240)       132,963        (311,086)       (176,806)
     (Increase) decrease in inventory                         (762,570)      (34,831)    (1,062,057)        (21,720)       (987,442)
     (Increase) decrease in prepaid expenses and other
     current assets                                            129,932       163,104       (705,120)        (81,507)       (834,063)
     (Decrease) increase in accounts payable and
     accrued expenses                                          (97,438)      444,717     (2,206,262)      1,573,070       3,524,305
                                                          ------------  ------------   ------------    ------------   -------------
Net cash provided by (used in) in operating activities         149,480    (5,450,522)    (9,466,367)    (13,430,995)    (40,391,218)

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                     (111,192)      (93,884)      (324,873)       (210,602)     (1,603,015)
     Purchase of technology rights and other assets            (83,108)     (154,318)      (382,860)       (204,652)     (1,354,737)
     Cash acquired in purchase of FTI                                -             -              -               -           2,695
     Proceeds from sale of subsidiary, less $12,345 for
       operating losses during 1990 phase-out period                 -             -              -               -         137,646
     Increase in net assets held for disposal                        -             -              -               -        (212,925)
                                                          ------------  ------------   ------------    ------------   -------------
Net cash used in investing activities                         (194,300)     (248,202)      (707,733)       (415,254)     (3,030,336)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                      4,672    72,830,894        382,944      72,970,978      83,868,794
     Proceeds from issuance of preferred stock                       -             -              -               -      23,688,522
     Purchase of treasury stock                             (2,174,413)            -     (6,196,745)              -      (7,483,473)
     Proceeds from issuance of notes payable                         -             -              -               -       2,838,681
     Principal payments on notes payable                        (4,020)       (3,644)       (11,768)        (10,668)     (1,728,816)
                                                          ------------  ------------   ------------    ------------   -------------
Net cash provided by (used in) financing activities         (2,173,761)   72,827,250     (5,825,569)     72,960,310     101,183,708
                                                          ------------  ------------   ------------    ------------   -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (2,218,581)   67,128,526    (15,999,669)     59,114,061      57,762,154
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            59,980,735     3,060,437     73,761,823      11,074,902               -
                                                          ------------  ------------   ------------    ------------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 57,762,154  $ 70,188,963   $ 57,762,154    $ 70,188,963   $  57,762,154
                                                          ============  ============   ============    ============   =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     Reduction of debt due to final payment, in stock,
       of FTI Acquisition                                 $          -  $          -   $          -    $     93,812   $      93,812

                      The accompanying notes are an integral part of these consolidated financial statements.

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (Unaudited)

NOTE 1  --  ORGANIZATION AND OPERATIONS

  Zonagen, Inc., a Delaware corporation (together with its subsidiary, the "Company"), was organized on August 20, 1987 (Inception) and is a biopharmaceutical company in the development stage engaged in the research, development and marketing of products which address conditions and diseases associated with the human reproductive system. In addition to its proprietary development activities, the Company markets and distributes a variety of third-party fertility-related products to obstetrics/gynecology, urology and fertility specialists through its wholly-owned subsidiary, Fertility Technologies, Inc. ("FTI"). From Inception through September 30, 1998, the Company has been primarily engaged in research and development and is still in a development stage.

  The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings and corporate collaborations. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if U.S. Food and Drug Administration ("FDA") and other regulatory approvals are obtained. The Company believes that its existing capital resources will be sufficient to fund its operations through at least the end of 2000. The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's clinical and preclinical activities; the progress of the Company's collaborative agreements with affiliates of Schering-Plough Corporation ("Schering-Plough") and costs associated with any future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of Vasomax(R), the Company's oral treatment for male erectile dysfunction, and the Company's other products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if Vasomax(R) is not successfully commercialized and if the results of current or future clinical trials are not favorable. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (Unaudited)

partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock.


NOTE 2  --  PRODUCT INVENTORY

  The Company maintains an inventory of bulk phentolamine which is the active ingredient in Vasomax(R), the Company's oral treatment for male erectile dysfunction. Currently, Schering-Plough is manufacturing and marketing Vasomax(R) in Mexico under the brand name Z-Max. Schering-Plough purchases bulk phentolamine from the Company at approximately the Company's cost. As of September 30, 1998, the fair market value of this bulk raw material inventory was $1,060,545. Additionally, the Company's inventory consists of products manufactured by others for resale to obstetrics/gynecologists, urologists and fertility clinics. Finished goods inventory at September 30, 1998 was $208,425. Inventory is stated at the lower of cost or market using the first-in, first-out method.


NOTE 3  --  DEPOSITS AND OTHER CURRENT ASSETS

  During the nine months ended September 30, 1998, deposits and other current assets increased to approximately $976,000. The increase was due to partial prepayments on future phentolamine purchases from the contract manufacturer. As of September 30, 1998, prepayments held by the contract manufacturer were $396,000. Other deposits and other current assets, substantially all of which were prepaid insurance and interest receivable, totaled $580,000 as of September 30, 1998.


NOTE 4  --  STOCKHOLDERS' EQUITY

Common Stock

  On July 25, 1997, the Company completed a public offering of Common Stock in which it sold 2,587,500 shares of Common Stock (including the shares issued pursuant to the exercise of the underwriters' over-allotment option) at a price of $30.00 per share. The net proceeds of the public offering were approximately $72.2 million.

Warrants

  No warrants were exercised during the first quarter of 1998. During the second quarter of 1998, the Company issued an aggregate of 8,049 shares of Common Stock upon the cashless exercise of stock warrants to purchase an aggregate of 10,078 shares of Common Stock. During the third quarter of 1998, the Company issued an aggregate of 3,146 shares of Common Stock upon the cashless exercise of stock warrants to purchase an aggregate of 4,373 shares of Common Stock.

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (Unaudited)

  As of September 30, 1998 there were 115,469 warrants outstanding exercisable for an aggregate of 187,603 shares of Common Stock at prices ranging from $3.625 to $7.19 per share. All warrants outstanding have a cashless exercise provision.

Treasury Stock

     On December 12, 1997 the Company announced a stock buyback of the Company's Common Stock. The purchases are to be made from time to time in the open market at prevailing market prices. As of December 31, 1997 the Company had purchased a total of 61,500 shares at an aggregate purchase price of $1,286,728, representing an average price of $20.922 per share. During the quarter ended March 31, 1998 the Company purchased an additional 226,800 shares at an aggregate purchase price of $4,022,332, representing an average price of $17.735 per share. The Company did not purchase any stock during the quarter ended
June 30, 1998. During the quarter ended September 30, 1998 the Company purchased an additional 127,000 shares at an aggregate purchase price of $2,175,218, representing an average price of $17.128 per share. Through November 13, 1998, the Company had purchased an aggregate of 415,300 shares of Common Stock under the stock buyback program at an aggregate purchase price of $7,484,278, representing an average purchase price of $18.021 per share.


NOTE 5  --  STOCK OPTIONS

  The Company records and amortizes over the related vesting periods deferred compensation representing the difference between the exercise price of options granted and the deemed fair market value of the Common Stock at the time of grant. The Company recorded compensation expense of approximately $69,500 in the quarter ending September 30, 1998 related to the amortization of deferred compensation recorded in connection with options granted under the 1996 Non-employee Director Stock Option Plan (the "Director Plan"). Amortization of deferred compensation recorded in connection with other option grants totaled approximately $20,000 in the quarter ending September 30, 1998.

  During the nine month period ended September 30, 1998, the Company granted options, to directors, employees, and consultants, of 220,527 shares of Common Stock at exercise prices ranging from $13.625 to $36.750. During the nine months ended September 30, 1998, the Company issued an aggregate of 54,291 shares of Common Stock upon the exercise of stock options, at prices ranging from $0.43 to $22.25.

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (Unaudited)


NOTE 6  --  AGREEMENTS

  In November 1997, the Company entered into exclusive license agreements with affiliates of Schering-Plough Corporation, a major U.S.-based pharmaceutical company (including such affiliates, "Schering-Plough"), with respect to the exclusive license of the Company's Vasomax(R) product for the treatment of male erectile dysfunction. Under the agreement, Schering-Plough paid Zonagen an up-front payment of $10.0 million and agreed to make subsequent milestone payments up to an additional $47.5 million upon the successful achievement of specified regulatory goals. Zonagen will receive escalating royalties on all product sales under the Schering-Plough agreements.

  On June 30, 1998 the Company received an accelerated milestone payment of $5.0 million from Schering-Plough that was paid at the completion of the clinical program that was used in support of the New Drug Application ("NDA") for Vasomax (R). The payment was due upon the submission of a NDA for Vasomax(R) with the Food and Drug Administration ("FDA"). The Company submitted the NDA on July 14, 1998.

  On September 30, 1998 the Company received a milestone payment of $5.0 million from Schering-Plough that was paid upon FDA acceptance for filing of the NDA for Vasomax(R).

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

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (Unaudited)

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

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (Unaudited)

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

     On July 14, 1998, the Company submitted a New Drug Application (an "NDA") with the U.S. Food and Drug Administration (the "FDA") for its lead product candidate, Vasomax(R), an oral treatment for male erectile dysfunction. The Company has dedicated a substantial portion of its resources over the last several years to the development of Vasomax(R). The Company's future prospects are substantially dependent on approval by the FDA and the successful commercialization of Vasomax(R). On September 24, 1998 the Company announced FDA acceptance for filing of the NDA for Vasomax(R). There can be no assurance that the Company's NDA filing for Vasomax(R) will be approved by the FDA or that Vasomax(R) will be successfully commercialized. Certain risks and uncertainties associated with the filing and FDA review of the NDA are described or referenced in "Factors Affecting Forward-Looking Statements" included elsewhere in this Quarterly Report on Form 10-Q.

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

     On September 30, 1998 the Company received a milestone payment of $5.0 million from Schering-Plough that was paid upon FDA acceptance for filing of the NDA for Vasomax(R). Schering-Plough filed a Marketing Authorization Application with the Medicines Control Agency

("MCA") in the United Kingdom for Vasomax(R) in August 1998. Schering-Plough intends to file Market Authorization Applications in all other countries in the European Union ("EU") using the EU Mutual Recognition Procedure following approval in the U.K.

  Substantially all of the Company's product revenues are derived from sales of third-party fertility-related products by FTI. The Company acquired FTI in 1994 to enter the market for female reproductive healthcare products and services. Revenues from FTI will not be sufficient to fund the Company's planned operations.

  As of September 30, 1998, the Company had an accumulated deficit of approximately $45.9 million. There can be no assurance that the Company will be able to successfully complete the transition from a development stage company to the successful introduction of commercially viable products. The Company's ability to achieve profitability will depend, among other things, on successfully completing the development of its products, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others which possess such capabilities, and raising sufficient funds to finance its activities. There can be no assurance that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained.

     The Company is working to resolve the potential impact of the year 2000 issue on the ability of the Company's computerized information systems to accurately process information that may be date sensitive. Any of the Company's programs that recognize a date using the "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

RESULTS OF OPERATIONS

Three months ended September 30, 1998 and 1997

  Revenues.   Total revenues increased 306% to $6.5 million for the quarter ended September 30, 1998 as compared to $1.6 million for the same period in the prior year. License fee revenue increased to $5.0 million during the quarter ended September 30, 1998 from none during the third quarter of 1997. This increase was due to the Company's receipt of a milestone payment under its agreements with Schering-Plough with respect to Vasomax(R). Schering-Plough commenced sales of Vasomax(R) in Mexico under the brand name of Z-Max in June 1998. There were no product royalties earned for the quarter ended
September 30, 1998, due to the product launch loading into the distribution channel in June 1998. Product sales, substantially all of which were derived from FTI, decreased 10% to $765,000 in the quarter ended September 30, 1998 as compared to $855,000 for the same period in the prior year. The decrease was due primarily to vendor backorders which were shipped to customers in the fourth quarter of 1998. Interest revenues remained relatively constant for the quarter ended September 30, 1998 as compared to the same period in the prior year.

  Cost of Products Sold. Cost of products sold decreased 13% to $509,000 for the quarter ended September 30, 1998 as compared to $585,000 for the same period in the prior year. The decrease was mainly due to a change in the composition of products sold. Gross margin from product sales increased to 34% during the third quarter of 1998 as compared to 32% for the same period in the prior year due to a change in product mix which included a higher percentage of higher margin disposable products.

  Research and Development Expenses. Research and development ("R&D") expenses include internal and contracted research and regulatory affairs. R&D expenses decreased 25% to $4.6 million for the quarter ended September 30, 1998 as compared to $6.1 million for the same period in the prior year. The decrease was due primarily to a decline in contracted costs associated with the development of Vasomax(R). These contracted costs decreased 38% to approximately $3.5 million during the quarter ended September 30, 1998 as compared to approximately $5.6 million during the same period in the prior year. The reduction in contracted costs associated with the development of Vasomax(R) is a result of a reduction in contract research and regulatory activity following the July 14, 1998 NDA submission to the FDA for Vasomax(R). The Company will continue to incur costs in connection with the further development of Vasomax(R) until the regulatory process is complete. General R&D expenses increased 145% to approximately $1.2 million as compared to $489,000 during the same period in the prior year. This increase was mainly due to expenses associated with hiring additional personnel and expansion of the Company's research and drug screening capabilities. During the second and third quarters of 1998 the Company established an in-house regulatory group. This group currently consists of five individuals that manage the Company's regulatory issues and contract research organizations ("CRO") that are utilized to conduct current and future clinical development projects. The Company expects its research and development expenses to increase during the remainder of 1998 and for at least the next several years.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 36% to $978,000 during the quarter ended September 30, 1998 from $720,000 in the third quarter of 1997. The increase was primarily due to legal expenses relating to litigation, filed in 1998 and additional professionals to strengthen its current management team to assist in achieving the Company's goals.

  Interest Expense and Amortization of Intangibles. Interest expense and amortization of intangibles remained relatively constant in the third quarter of 1998 as compared to 1997. The Company recorded $53,000 of amortization during the third quarter of 1998 related to the excess of cost over fair value of tangible assets associated with the acquisition of FTI.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

  Revenues.   Total revenues increased 350% to $15.3 million for the nine months ended September 30, 1998 as compared to $3.4 million for the same period in the prior year. License fee revenue increased to $10.0 million during the period ended September 30, 1998 from none during the same period in the prior year. This increase was due to the Company's receipt of a $5 million milestone payment in June 1998 under its agreements with Schering-Plough with respect to Vasomax(R). Schering-Plough commenced sales of Vasomax(R) in Mexico under the brand name of Z-Max in June 1998. On September 30, 1998 the Company received another milestone payment of $5.0 million from Schering-Plough that was paid upon FDA acceptance for filing of the NDA for

Vasomax(R). Product royalties from sales of Vasomax(R) in Mexico for the nine months ended September 30, 1998, were $167,170 as compared to none for the nine months ended September 30, 1997. Product sales, substantially all of which were derived from FTI, increased 4% to $2.6 million in the nine months ended September 30, 1998 as compared to $2.5 million for the same period in the prior year. Interest revenues increased to $2.5 million for the nine months ended September 30, 1998 as compared to $922,000 for the same period in the prior year. The increase was due to increased cash balances as a result of a public offering completed in July 1997, a $10 million up-front payment under the Schering-Plough agreements in November 1997 and the $10 million milestone payments received relating to the Schering-Plough agreements in 1998.

  Cost of Products Sold. Cost of products sold increased 5% to $1.74 million for the nine months ended September 30, 1998 as compared to $1.65 million for the same period in the prior year. The increase was due to increased product sales by FTI. Gross margin from product sales remained relatively constant at approximately 33% during the nine months of 1998 as compared to the same period in the prior year.

  Research and Development Expenses. Research and development ("R&D") expenses include internal and contracted research and regulatory affairs. R&D increased 15% to $16.8 million for the nine months ended September 30, 1998 as compared to $14.6 million for the same period in the prior year. The increase was due primarily to contracted costs associated with the development of Vasomax(R) prior to the submission of the NDA to the FDA. Contracted costs associated with the development of Vasomax(R) decreased 5% to approximately $13.8 million during the nine months ended September 30, 1998 as compared to approximately $14.6 million during the same period in the prior year. General R&D expenses increased 76% to approximately $3.0 million as compared to $1.7 million during the same period in the prior year. This increase was primarily due to expenses associated with hiring additional personnel and expanding the Company's research and drug screening capabilities. During the second and third quarters of 1998, the Company established an in-house regulatory group. This group currently consists of five individuals that manage the Company's regulatory issues and contract research organizations ("CRO") that are utilized to conduct current and future clinical development projects. The Company expects its research and development expenses to increase during the remainder of 1998 and for at least the next several years.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 45% to $2.9 million during the nine months ended September 30, 1998 from $2.0 million for the same period in the prior year. The increase was primarily due to expenses associated with litigation filed in 1998, increased expenses associated with operating a public company due to an increase in shareholders and the hiring of additional professionals to strengthen its current management team to assist in achieving the Company's goals. Additionally, the increase was due to non-cash director stock option expenses which will be recognized over the twelve month period of 1998 as compared to the total expense for the year of 1997 which was recognized all in the fourth quarter of 1997.

  Interest Expense and Amortization of Intangibles. Interest expense and amortization of intangibles remained relatively constant during the nine months ended September 30, 1998 as compared to the same period in the prior year. The Company recorded $162,000 of amortization during the nine months ended September 30, 1998 related to the excess of cost over fair value of tangible assets associated with the acquisition of FTI.

LIQUIDITY AND CAPITAL RESOURCES

  Since inception, the Company has financed its operations primarily with proceeds from the private placement and public offering of equity securities and with funds received under collaborative agreements. In April 1993, the Company received net proceeds of approximately $7.0 million from its initial public offering. In December 1993, the Company received net proceeds of $2.5 million from the sale of Common Stock to an affiliate of Schering AG in connection with the Company's collaboration with Schering AG. In October 1995, the Company received net proceeds of $5.3 million from the private placement of Series A Preferred Stock. In September and October 1996, the Company received aggregate net proceeds of $14.4 million from the private placement of Series B Preferred Stock. In July 1997, the Company received net proceeds of approximately $72.2 million from a public offering of Common Stock. In December 1997, the Company received a $10.0 million up-front license fee from Schering-Plough for the right to market and sell Vasomax(R) for the treatment of male erectile dysfunction.
On June 30, 1998, the Company received an accelerated $5.0 million milestone payment from Schering-Plough with respect to Vasomax(R). On September 30, 1998, the Company received an additional $5.0 million milestone payment from Schering-Plough with respect to Vasomax(R).

  The Company used net cash of approximately $9.5 million for operating activities in the nine months ended September 30, 1998 as compared to approximately $13.4 million in the nine months ended September 30, 1997. The Company had cash and cash equivalents of approximately $57.8 million at September 30, 1998. The variance for the nine months ended September 30, 1998 was due primarily to the receipt of milestone payments from Schering-Plough partially offset by higher research and development and general and administrative expenses.

  The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings and corporate collaborative agreements. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if FDA and other regulatory approvals are obtained. The Company believes that its existing capital resources will be sufficient to fund its operations through at least the end of 2000. The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's clinical and preclinical activities; the progress of the Company's collaborative agreements with affiliates of Schering-Plough and costs associated with any future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of Vasomax(R) and the Company's other products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if the results of its current or future clinical trials and the commercialization of Vasomax(R) are not favorable. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock.

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


                                 ZONAGEN, INC.


Date:  November 16, 1998
                                 By:  /s/ Joseph S. Podolski
                                    -------------------------------
                                    Joseph S. Podolski
                                    President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Date:  November 16, 1998
                                 By:  /s/ Louis Ploth
                                    -------------------------------
                                    Louis Ploth
                                    Vice President of Business
                                    Development and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)