Form 10-K
period 1998-12-31
ZONAGEN INC
filed 1999-03-22
CIK 897075

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                         -----------------------------

                                   FORM 10-K
             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998
                                      OR
           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from                  to
                          Commission File No. 0-21198
                         -----------------------------

                                 ZONAGEN, INC.
            (Exact name of registrant as specified in its charter)

               DELAWARE                                     76-0233274
   (STATE OR OTHER JURISDICTION OF                        (IRS EMPLOYER
    INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

   2408 TIMBERLOCH PLACE, SUITE B-4                            77380
          THE WOODLANDS, TEXAS                               (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (281) 367-5892
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                         ----------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH
         TITLE OF EACH CLASS                      EXCHANGE ON WHICH REGISTERED
         -------------------                      ----------------------------
    Common Stock, $.001 par value                        Pacific Exchange
                                                      Nasdaq National Market

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No____
                                              ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $310,086,607 as of March 11, 1999, based on the closing sales price of the registrant's common stock on the Nasdaq National Market on such date of $30.50 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the shares of the registrant's common stock are assumed to be affiliates. As of March 11, 1999, 11,220,894 shares of the registrant's common stock were outstanding.

     Certain sections of the registrant's definitive proxy statement relating to the registrant's 1999 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 1998, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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


                                 PART I

Item 1. DESCRIPTION OF BUSINESS

OVERVIEW

     Zonagen, Inc. ("Zonagen" or the "Company") is a biopharmaceutical company engaged in the development of pharmaceutical products for the reproductive system, including sexual dysfunction, urology, contraception and infertility.

     In 1997, Zonagen entered into a worldwide sales and marketing agreement with Schering-Plough Corporation for Vasomax(R), the Company's rapidly disintegrating oral formulation of phentolamine mesylate for Male Erectile Dysfunction ("MED"). In March 1998, Schering-Plough submitted a Product Registration Application in Mexico for Vasomax(R) and subsequently began product sales in May, following approval by the Mexican regulatory authorities. On July 14, 1998, Zonagen submitted its first New Drug Application ("NDA") to the U.S. Food and Drug Administration ("FDA") for Vasomax(R) for the treatment of MED. In August, Schering-Plough submitted a Marketing Approval Application for Vasomax(R) with the Medicines Control Agency in the United Kingdom. Schering-Plough intends to file Marketing Authorization Applications for Vasomax(R) in all other countries in the European Union ("EU") using the EU Mutual Recognition Procedure following approval in the U.K. See " -- Collaborative and Licensing Agreements."

     Prior to the submission of the NDA for Vasomax(R), the Company conducted two pivotal Phase III studies which demonstrated a statistically significant improvement over placebo. There can be no assurance, however, that the FDA will ultimately approve Vasomax(R). See " -- Male Erectile Dysfunction-- Vasomax(R) Clinical Development" and " -- Business Risks -- Uncertainties Related to Clinical Trial Results and FDA Approval."

     In December, the Company initiated a U.S. Phase I clinical trial of Vasofem, a vaginal form of phentolamine mesylate, for the treatment of Female Sexual Dysfunction ("FSD").

     The Company has several preclinical development programs for the treatment of MED, including an oral combination treatment, and a multi-component injection for second-line therapy. In addition to sexual dysfunction, the Company has ongoing research and development programs for other diseases and disorders of the reproductive system, including several new approaches to contraception and new treatments for urological diseases such as benign prostate hyperplasia ("BPH") and prostate cancer.

Recent Event

     On March 11, 1999, the Company sold for cash the assets of its wholly owned subsidiary, Fertility Technologies, Inc. ("FTI") to SAGE BioPharma, Inc., a subsidiary of Counsel Corporation. The sale of FTI positions the Company to focus all of its attention on its core business, the development of pharmaceutical products for conditions associated with the reproductive system. See "Note 11 of Notes to Consolidated Financial Statements -- Subsequent Events (Unaudited)."

MALE ERECTILE DYSFUNCTION

Background

     Male erectile dysfunction, or impotence, has historically been defined as the persistent inability to attain and maintain an erection adequate to permit satisfactory sexual performance. The Massachusetts Male Aging Study (the "MMA Study"), published in the Journal of Urology in 1994, was the first large study to demonstrate that sexual dysfunction is a major health concern. This study determined that male erectile dysfunction is best defined using broader, more flexible criteria, including an assessment of erectile difficulty during intercourse, frequency of sexual activity and erection, and satisfaction with the quality of the erection and the overall sexual experience.

     The MMA Study found that 52% of the men studied between the ages of 40 and 70 suffered from erectile dysfunction, suggesting that approximately 18 million American men in that age category suffered from erectile dysfunction in 1990. More than 80% of those afflicted were characterized as having mild to moderate dysfunction.

     The health variable most strongly associated with erectile dysfunction is age. According to the MMA Study, the overall prevalence of erectile dysfunction increases from 40% at age 40 to 67% at age 70. Further, the MMA study found that the probability of complete impotency triples, while the probability of moderate erectile dysfunction doubles over that age range. In addition to age, factors that may contribute to erectile dysfunction include heart disease, hypertension and diabetes, certain therapeutic drugs and anger or depression. Current aging trends suggest that the number and percentage of men in the U.S. suffering from erectile dysfunction will increase.

     Erectile dysfunction occurs when one or more of the underlying factors results in (i) an inadequate supply of blood to the penis, (ii) a failure to relax the smooth muscle tissue in the penis so that the penis can become engorged with blood, (iii) a failure to retain blood in the penis or (iv) a combination of these factors. Blood is carried to the penis by two large arteries that terminate in a maze of blood vessels contained in three erectile bodies of the penis: the corpus spongiosum, which surrounds the urethra, and two corpora cavernosa. Smooth muscle tissue surrounds each individual blood vessel in the erectile bodies. When the penis is flaccid, the smooth muscle tissue is in a contracted state, which constricts the blood vessels and reduces blood flow. During stimulation, signals are sent to the nerve endings in the penis that cause the smooth muscle tissues in the penis to relax and the blood vessels to expand. This expansion allows arterial blood to fill the erectile bodies and causes the penis to become engorged with blood and erect. As the erectile bodies expand, the venous outflow of blood is restricted so that the erection can be maintained.

     In men with normal erectile function, the penis is composed of approximately forty-two to fifty-three percent smooth muscle. As men age, blood flow to the genitalia may decline, causing the normal structure of the penis to change; smooth muscle may be replaced by fibrous tissue that cannot expand sufficiently to initiate and maintain an erection. Symptoms of erectile dysfunction may begin when smooth muscle in the penis falls below forty-two percent.

Vasomax(R)

     Vasomax(R) is an oral treatment for male erectile dysfunction that delivers phentolamine mesylate ("phentolamine") via a rapidly disintegrating tablet. Vasomax(R) produces an alpha-adrenergic block of relatively short duration, leading to increased blood flow to the genitalia and smooth muscle relaxation in the penis. Phentolamine has been approved by the FDA for the treatment of hypertensive crises associated with the surgical removal of certain tumors of the adrenal gland, and has been used "off-label" by urologists, either alone or in combination with other drugs, in penile needle injection therapies for the treatment of male erectile dysfunction.

Vasomax(R) Clinical Development

     In May 1997, the Company completed two U.S. pivotal Phase III clinical trials of Vasomax(R) that demonstrated statistically significant improvement over placebo in men with erectile dysfunction. In the studies efficacy was measured using the Erectile Function Domain of the International Index of Erectile Function ("IIEF") as the primary endpoint. The IIEF is a statistical instrument that was developed and validated by Raymond C. Rosen, Ph.D. to measure erectile function and is based on the patient's answers to 15 questions. The IIEF was used by Zonagen in its clinical trials of Vasomax(R) and by Pfizer in its clinical trials of Viagra(R).

     The IIEF questions include inquiries regarding: the frequency with which the participant achieved (i) an erection, (ii) an erection with sufficient firmness to achieve vaginal penetration, (iii) vaginal penetration, and (iv) an erection that was maintained following penetration; the participant's difficulty in maintaining an erection to completion of intercourse; and the participant's confidence regarding his ability to achieve and maintain an erection. The answers to these questions were used to classify a participant's degree of erectile dysfunction as severe, moderate, mild to moderate, mild or not impotent. Patients were deemed to be responding to therapy if the IIEF domain score for erectile dysfunction improved at least one dysfunction class (mild, mild-to-moderate, moderate, severe) and if the patient suffered from no greater than mild-to-moderate erectile dysfunction at the end of the study.

     In addition to the IIEF primary endpoint, the Company also measured other endpoints in the Phase III trials that the FDA is expected to use in making its determination regarding the efficacy of Vasomax(R). These secondary endpoints included rates of successful intercourse (defined as intercourse involving the achievement of an erection, vaginal penetration and the maintenance of the erection through orgasm) and other measures of overall sexual experience. The trials included men with a broad variety of medical conditions, including cardiovascular conditions, diabetes and prostate conditions, and men who took other medications during the study period. Because the Company believes that an intact nervous system is necessary for Vasomax(R) to be effective, men with erectile dysfunction caused by spinal cord injury or radical prostatectomy were intentionally excluded from the trials.

     In addition to the two Phase III pivotal trials, the Company has also completed (i) drug interaction studies in insulin and non-insulin dependent diabetics and in cardiovascular patients being treated with ace inhibitors, beta blockers, calcium channel blockers and alpha blockers and (ii) bioavailability and food interaction studies with healthy individuals. The Company is also currently finalizing three long-term open label safety studies, and additional special population and drug interaction studies, from which it expects to submit final data during the FDA's review of the NDA for Vasomax(R). The Company is also currently conducting a two-year Phase IV rat carcinogenicity study from which it expects to submit final data following approval of the Vasomax(R) NDA.

     In March 1998, Schering-Plough, the worldwide licensee for Vasomax(R), submitted a Product Registration Application in Mexico for Vasomax(R) and subsequently began product sales, following approval in May, under the tradename Z-MAX. The Company submitted an NDA for Vasomax(R) to the FDA on July 14, 1998. Schering-Plough submitted a Marketing Authorization Application for Vasomax(R) to the Medicines Control Agency in the United Kingdom in August 1998. There can be no assurance, however, that the FDA will ultimately approve the NDA, or that the regulatory authorities in non-U.S. countries will approve requests for marketing approval submitted by Schering-Plough.

     The foregoing expressions of the Company's expectations regarding the completion of clinical trials and other studies, the approval of an NDA and other matters relating to the clinical development of Vasomax(R) are forward-looking statements which are subject to certain risks and uncertainties, including those described under "-- Business Risks -- Uncertainties Related to Clinical Trial Results and FDA Approval" and "-- Business Risks -- Government Regulation; No Assurances of Regulatory Approval."

BUSINESS STRATEGY

     The Company's business strategy is designed to provide a continuing pipeline of proprietary new products by incorporating the following key elements:

     Develop Proprietary and Acquired Technologies. The Company's development activities are focused on providing a broad portfolio of proprietary pharmaceutical products for the reproductive system. New products may enter development from the Company's own research programs as well as through an active acquisition strategy. For example, while certain of the Company's contraceptive and urology development programs were initiated in-house, the Company acquired the rights, in 1994, to certain technology that formed the basis for the development of Vasomax(R).

     Establish Collaborations with Corporate Partners. When appropriate, Zonagen seeks to collaborate with corporate partners for the development and marketing of certain technologies and products. In November 1997, the Company entered into exclusive license agreements with affiliates of Schering-Plough with respect to the exclusive worldwide license to market and sell Vasomax(R) for the treatment of male erectile dysfunction. In addition to providing an up-front payment and milestone payments, these agreements provide for Schering-Plough to pay royalties on net sales to the Company. See "-- Collaborative and Licensing Agreements."

     Expand Intellectual Property Portfolio. The Company will continue to seek patent protection for its technologies and formulations in the U.S. and key international markets. Zonagen currently owns a total of 5 issued patents and 19 pending patent applications in the U.S., and 28 issued patents and 76 pending patent applications outside the U.S. See "--Patents and Proprietary Information."

PRODUCTS IN PRECLINICAL DEVELOPMENT

     The Company has several product candidates in preclinical development in the areas of sexual dysfunction, contraception, urological diseases and vaccine
adjuvants.   The Company's preclinical product candidates are in early stages of development and have not been demonstrated to be safe or effective. Even if the Company is able to successfully complete its development efforts with respect to a particular product, there can be no assurance that regulatory approvals will be obtained or that any such product can be successfully manufactured and commercialized. Any products that may be developed from such efforts are not expected to be commercially available for at least the next several years, if at all. See " -- Government Regulation," "-- Business Risks -- Uncertainties Related to Clinical Trial Results and FDA Approval," and "-- Business Risks -- Substantial Dependence on One Product; Early Stage of Development of Other Products."

SEXUAL DYSFUNCTION

Vasofem

     A study published in The New England Journal of Medicine evaluating couples with sexual dysfunction revealed that 40% of the men studied had erectile dysfunction, while 63% of the women studied had arousal or orgasmic dysfunction. Similar to male sexual dysfunction, the prevalence of Female Sexual Dysfunction ("FSD") has been shown to increase with age and to be associated with vascular risk factors. Post-menopausal women and women with a history of vascular risk factors have been shown to have significantly more complaints of self-reported vaginal and clitoral dysfunction than pre-menopausal women or women without vascular risks.

     A study published in the International Journal of Impotence Research in 1997 suggests that the male and female reaction to sexual stimuli share similar physiological characteristics. The study indicates that vasodilators, which are effective in treating male erectile dysfunction, may also have application in treating vasculogenic female sexual dysfunction.

     During 1997, the Company completed a small pilot study under its Investigational New Drug ("IND") application for Vasomax(R). The study was conducted with six post-menopausal women as a preliminary evaluation of the potential utility of phentolamine mesylate in treating FSD. Based on the promising results from this study, the Company filed an IND with the FDA that came into effect in October 1998. The purpose of this IND is to assess the efficacy and safety of phentolamine mesylate in the treatment of female sexual arousal disorder. A safety and pharmacokinetic study was initiated in the U.S. under this IND to assess the safety of vaginally administered phentolamine mesylate in sixty healthy women.

Combination Oral Therapy for MED

     Combinations of drugs are often used on an off-label basis in penile needle injection therapy to improve erectile response. These drugs are believed to operate using different mechanisms of action, and are therefore administered in combination with the objective of improving success rates over single-drug treatments. Based on its evaluation of the mechanisms responsible for erectile function, the Company believes that the use of Vasomax(R) in combination with certain other drugs that possess different mechanisms of action may yield improved erectile response in some men. The Company is currently conducting a 300 patient pilot study in Mexico to evaluate the safety and potential efficacy of such an oral combination therapy for erectile dysfunction.

Multi-component Injection Therapy for MED

     In addition to an oral combination product for MED, the Company also intends to conduct pilot studies with a multi-component injection as second-line therapy. The Company believes that about 30% of patients with erectile dysfunction may not respond satisfactorily to oral therapy and may require penile injection therapy to achieve an erection sufficient for satisfactory sexual performance.

CONTRACEPTION

     Approximately 70 million women around the world use oral contraceptives on a daily basis, and many other women employ alternative forms of contraception, both reversible and irreversible. The Company believes that a variety of factors, including the disadvantages of the hormones used in currently available oral contraceptives and the rapidly growing populations of many developing countries, present a significant opportunity for new contraceptive approaches. Currently, the Company is conducting pilot studies of its vaginal spermacidal gel in women in Mexico. The contraceptive vaccines are in preclinical development.

UROLOGY

     The National Institutes of Health (the "NIH") estimates that approximately two million men in the U.S. suffer from diseases of the prostate, principally benign prostate hyperplasia (BPH) and prostate cancer. Excluding skin cancer, prostate cancer is the most commonly occurring cancer in American men.
According to the American Cancer Society, prostate cancer will afflict approximately one out of every five American men. An estimated 179,300 new cases of prostate cancer will be diagnosed in 1999, and approximately 37,000 men will die of prostate cancer that year. Current treatments for prostate cancer include surgery (usually either radical prostatectomy or transurethral resection of the prostate), radiation therapy, hormone therapy and chemotherapy.

     In November 1998, the Company initiated in Mexico the first human pilot study of its therapeutic vaccine based on a recombinant prostate-specific antigen, that appears to stimulate the human immune system to destroy prostate cancer cells in non-hormone dependent tumors.

     BPH is a condition involving the enlargement of the prostate as a result of cellular proliferation, causing bladder and urinary tract problems. Although the causes of BPH are not well understood, the prevalence of the condition is strongly correlated with age. More than 50% of men over age 60, and between 80% and 90% of men over age 80, are affected by BPH. Current treatments for BPH include surgery, balloon urethroplasty, transurethral microwave therapy and two approved drugs, one that inhibits production of a hormone involved in prostate enlargement and the other which relaxes the smooth muscle of the prostate and bladder neck to improve urinary flow and reduce bladder outlet obstruction.

     The Company is conducting early-stage screening studies of small molecules that may have the potential to treat BPH and prostate cancer. These agents have been shown to reduce cellular proliferation and prostate size in animal studies conducted by the Company. The Company has also identified a potential immunological therapy based on a recombinant vaccine.

VACCINE ADJUVANTS

     As a result of research conducted to develop an adjuvant that could be used in conjunction with the Company's proposed zona pellucida-based contraceptive vaccine, the Company believes that it has developed a new adjuvant system, ImmuMax(TM) (formerly Zmax), which may enhance the effectiveness of vaccines. The Company expects to complete toxicology studies for ImmuMax(TM) and ImmuMax SR(TM) in 1999, and intends to seek opportunities for out-licensing its adjuvant technology to corporate partners.

RESEARCH AND DEVELOPMENT

     The Company's research and development expenditures have been used primarily for clinical trials of Vasomax(R) and the development of its preclinical products. In 1996, 1997 and 1998, research and development expenses were $7.9 million, $22.3 million and $22.4 million, respectively. The Company expects these expenses to increase over the next several years as it advances certain of the Company's preclinical product candidates into clinical trials.

COLLABORATIVE AND LICENSING AGREEMENTS

     The Company seeks to collaborate with corporate partners for the development and marketing of certain technologies and products and to in-license existing and late-stage development products and technologies. In this regard, the Company has entered into the collaborative and licensing agreements described below:

Schering-Plough

     In November 1997, the Company entered into exclusive license agreements with Schering-Plough Corporation with respect to the exclusive worldwide license to market and sell Vasomax(R) for the treatment of male erectile dysfunction. In addition, the Company granted to Schering-Plough an option to acquire an exclusive worldwide license to market and sell Vasomax(R), and certain other products developed by the Company, for other indications. The Company will be entitled to receive certain additional up-front payments, milestone payments and royalties in the event that Schering-Plough exercises its options under the agreements. Under the agreements, Schering-Plough paid Zonagen an aggregate up-front payment of $10 million upon the signing of the agreement in 1997, and additional milestones totaling $10 million in 1998 upon completion of certain developmental milestones, and will make subsequent milestone payments as specified regulatory goals are achieved. Schering-Plough will also pay to the Company escalating royalties on all product sales.

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

     The Schering-Plough agreements obligate the Company to manufacture, or subcontract the manufacturing to a third party at its expense, the licensed products (and certain components thereof) for a period of three years after the first commercial sale by Schering-Plough and the licensed compound for five years. In turn, the agreements obligate Schering-Plough to purchase all of its requirements of the licensed products from the Company or the Company's designated third-party manufacturer during the same time period. The Company has contracted with the Synkem Division of Plasto S.A. ("Synkem") for the exclusive manufacture and supply of the Company's requirements of phentolamine mesylate. Previously the Company relied upon FDA-approved contract manufacturers to tablet and package Vasomax(R), however recently the Company was notified by Schering-Plough that it has exercised its right to begin manufacturing finished product. See "-- Manufacturing."

     The licenses granted under the Schering-Plough agreements terminate on a country-by-country basis on the expiration of the last patent relating to such product in such country. The agreements are terminable by Schering-Plough in the event certain regulatory milestone goals are not met, or other specified events occur, and are terminable by either party on the occurrence of a breach that is not cured by the breaching party within a certain time period after notice has been given to such breaching party.

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

Contract Research Organizations

     During 1996, the Company established arrangements with two contract research organizations, PPD Pharmaco and Affiliated Research Centers, Inc., relating to the Company's U.S. clinical development of Vasomax(R). These companies have collaborated with the Company in the design and conduct of the Company's U.S. clinical trials, including the pivotal Phase III clinical trials of Vasomax(R). In addition, these companies have been responsible for managing the conduct of and analyzing data from such clinical trials on behalf of the Company. Either party may terminate these arrangements at any time. If these companies were unable or unwilling to devote adequate resources to the Company's projects and to provide services on a timely basis and on acceptable terms, the Company would be required to establish relationships with other contract research organizations or to further develop the capacity to conduct clinical trials within its own clinical affairs group. This could result in significant additional expense and delays in the Company's clinical trials and could have a material adverse effect on the Company. See " -- Business Risks -- Reliance on Contract Research Organizations."

PATENTS AND PROPRIETARY INFORMATION


     The Company's ability to compete effectively with other companies is materially dependent on the proprietary nature of the Company's patents and technologies. The Company actively seeks patent protection for its proprietary technology in the United States and abroad. As of December 31, 1998, the Company had rights to a total of five issued patents and 19 pending patent applications in the United States and 28 issued patents and 76 pending patent applications outside the United States. On March 24, 1998, the Company received a second patent in the United States relating to its male erectile dysfunction technology.

     The Company has two issued patents and four pending patent application in the United States, and 24 issued foreign patents, 55 pending foreign patent applications, and a Patent Cooperation Treaty application relating to its male erectile dysfunction technology. The Company has rights to three issued patents in the United States, one issued patent in India, and two issued patents in Australia with respect to products and methods using specific recombinant zona pellucida peptides. The Company has a total of seven United States and 11 foreign patent applications pending that relate to zona pellucida proteins, their preparation, and their use. The Company has four pending United States patent applications and nine pending foreign patent applications for its ImmuMax adjuvant system. The Company also has the following patent applications pending in the United States: an application related to a vaginal contraceptive gel, an application related to a recombinant human chorionic gonadotrophin vaccine and uses thereof, and an application related to methods and materials for the treatment of certain diseases of the prostate.

     The Company's ability to commercialize any products will depend, in part, on its or its licensors' ability to obtain patents, enforce those patents and preserve trade secrets and on its own ability to operate without infringing on the proprietary rights of third parties. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. There can be no assurance that any patent applications owned by or licensed to the Company will result in issued patents, that patent protection will be secured for any particular technology, that any patents that have been or may be issued to the Company or its licensors will be valid or enforceable, that any patents will provide meaningful protection to the Company, that others will not be able to design around the patents, or that the Company's patents will provide a competitive advantage or have commercial application.
The failure to obtain adequate patent protection would have a material adverse effect on the Company and may adversely affect the Company's ability to enter into, or affect the terms of, any arrangement for the marketing of any product.

     One of the Company's issued United States patents relating to Vasomax(R) is a method-of-use patent rather than a composition-of-matter or formulations patent. A method-of-use-patent encompasses the use of a composition to treat a specified condition but does not encompass the composition or formulations, themselves. A method-of-use patent may provide less protection than a composition-of-matter patent if other companies market the composition for purposes other than that encompassed by the method-of-use patent, because of the possibility of "off-label" use of the composition. Phentolamine, the active ingredient in Vasomax(R), is currently marketed in injectable form for the treatment of hypertension and for use in the diagnosis of certain tumors of the adrenal gland, and has been used "off-label" by urologists in penile injection therapies for the treatment of erectile dysfunction. Although an oral formulation of phentolamine was formerly marketed as a treatment for hypertension, it is no longer on the market. The Company believes that the characteristics of this formerly available formulation, which differs from the Vasomax(R) formulation used in clinical trials, would lack the advantages of the Vasomax(R) formulation and have limited utility in treating erectile dysfunction. The Company's second issued United States patent relating to Vasomax(R), which issued on March 24, 1998, claims formulations as well as the method of use of Vasomax(R).

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

     There can be no assurance that the manufacture, use or sale of the Company's product candidates will not infringe patent rights of others. The Company may be unable to avoid infringement of those patents and may be required to seek a license, defend an infringement action, or challenge the validity of the patents in court. There can be no assurance that a license will be available to the Company on terms and conditions acceptable to the Company, if at all, or that the Company will prevail in any patent litigation. Patent litigation is costly and time-consuming, and there can be no assurance that the Company will have sufficient resources to bring such litigation to a successful conclusion. If the Company does not obtain a license under such patents, or is found liable for infringement, or is not able to have such patents declared invalid, the Company may be liable for significant money damages, may encounter significant delays in bringing products to market, or may be precluded from participating in the manufacture, use or sale of products or methods of treatment requiring such licenses. The Company does not believe that the commercialization of its products will infringe on the patent rights of others. However, there can be no assurance that the Company has identified all United States and foreign patents that pose a risk of infringement.

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

SALES AND MARKETING

     The Company has limited experience in the sales, marketing and distribution of pharmaceutical products. The Company has entered into sales and marketing agreements with Schering-Plough for Vasomax(R) and may seek similar agreements regarding its other proprietary product candidates with one or more pharmaceutical companies that have established marketing and sales capabilities. If the Company fails to reach, or elects not to enter into a similar arrangement with respect to any of its other proprietary product candidates, in order to market such products directly, the Company would need to develop a sales and marketing organization, with supporting distribution capability. Significant additional expenditures would be required for the Company to develop such a sales and marketing organization.

     Any revenues the Company receives from Vasomax(R) will depend on the efforts of Schering-Plough. To the extent that the Company enters into marketing or distribution arrangements with others, any revenues the Company receives will depend on the efforts of third parties. There can be no assurance that Schering-Plough, or any other third party, will devote significant resources to the Company's products, or market the Company's products successfully, or that any future third-party collaboration will be on terms favorable to the Company. If Schering-Plough or any other marketing partner does not market a product successfully, the Company would be materially adversely affected. There can be no assurance that the Company will be able to establish sales, marketing and distribution capabilities, or that it or its collaborators will be successful in gaining market acceptance for any products that the Company may develop. The Company's failure to establish marketing capabilities or to enter into marketing arrangements with third parties would have a material adverse effect on the Company.

MANUFACTURING

     The Company does not have any manufacturing facilities to manufacture products in the quantities necessary for clinical trials or commercial sales, and does not expect to establish any significant manufacturing capacity in the near future. On November 16, 1995, the Company entered into a development and manufacturing services agreement with Synkem, a contract manufacturing organization, for the manufacture and validation of bulk phentolamine for use in clinical trials and for the purpose of supporting an IND application to permit clinical testing of Vasomax(R). Synkem has filed a Drug Master File ("DMF") with the FDA in connection with its manufacture of phentolamine, allowing the Company to reference that information in its own regulatory submissions. On June 12, 1997, the Company and Synkem executed an exclusive supply agreement. This initial supply agreement requires that the Company purchase all of its bulk phentolamine from Synkem for a period of five years. The supply agreement provides that it will automatically renew for consecutive one-year periods until terminated by either party. The supply agreement requires the Company to purchase specified minimum order quantities and that Synkem manufacture phentolamine exclusively for the Company. Previously the Company relied upon FDA-approved contract manufacturers to tablet and package Vasomax(R), however recently the Company was notified by Schering-Plough that it has exercised its right to begin manufacturing finished product. See " -- Collaborative and Licensing Agreements -- Schering-Plough."

     The Company presently produces all of the zona pellucida proteins necessary for use in its research and development activities.

     The Company intends to rely on third parties for the manufacture and supply of commercial quantities of other products that it may develop. There can be no assurance that the Company will be able to obtain supplies of its products from third-party suppliers on terms or in quantities acceptable to the Company.
Also, the Company's dependence on third parties for the manufacture of its products may adversely affect the Company's product margins and its ability to develop and deliver products in a timely manner. Any such third-party suppliers or any manufacturing facility the Company establishes will be required to meet FDA manufacturing requirements. FDA certification of manufacturing facilities for a drug, and compliance with current Good Manufacturing Practices requirements, is a prerequisite to approval of an NDA for that drug. The Company may encounter significant delays in obtaining supplies from third-party manufacturers or experience interruptions in its supplies. The effects of any such delays or interruptions will be more severe if the Company relies on a single source of supply. If the Company were unable to obtain adequate supplies, its business would be materially adversely affected.

COMPETITION

     The Company is engaged in pharmaceutical product development, an industry that is characterized by extensive research efforts and rapid technological progress. Many established biotechnology and pharmaceutical companies, universities and other research institutions with resources significantly greater than the Company's are marketing or may develop products that directly compete with the Company's products. These entities may succeed in developing products that are safer, more effective or less costly than the Company's products. Even if the Company's products should prove to be more effective than those developed by other companies, other companies may be more successful than the Company because of greater financial resources, greater experience in conducting preclinical studies and clinical trials and in obtaining regulatory approval, stronger sales and marketing efforts, earlier receipt of approval for competing products and other factors. If the Company commences significant commercial sales of its products, the Company or its collaborators will compete in areas in which the Company has little or no experience, such as manufacturing and marketing. There can be no assurance that the Company's products, if commercialized, will be accepted and prescribed by healthcare professionals.

Current Competitive Therapies

     The following is a brief description of the major competitive therapies to Vasomax(R) currently in existence:

     Until March 1998, when the FDA approved Viagra(R), drug therapy for the treatment of MED consisted of delivering vasoactive drugs directly to the penis via needle injection, and recently, via the urethra. In addition to drug therapy, other treatment options include vacuum constriction devices and penile implants that are invasive, painful, and inconvenient, or result in an erection the onset and duration of which is determined by the treatment rather than by actual sexual stimulation. In addition, many currently available therapies produce undesirable side effects and potential complications.

     On March 27, 1998, the FDA approved Viagra(R)(sildenafil), the first oral medication for erectile dysfunction. Viagra(R) is an oral product that facilitates a normal response to sexual stimulation by inhibiting the enzyme phosphodiesterase. The onset of action of Viagra(R) is approximately sixty minutes after swallowing the tablet. The most common side effects include headache, flushing and dyspepsia. Additionally Viagra(R) is contraindicated in patients taking nitrate-containing medications and has, in rare incidences, produced episodes of priapism (prolonged, painful erections.)

     Prior to the approval of Viagra(R), the oral medication most frequently used to treat erectile dysfunction was yohimbine, an extract from tree bark. Yohimbine is available by prescription in a concentrated form or as a food supplement at health food stores and other retailers. Yohimbine must be chronically administered, may cause irritability, sweating, nausea and hypertension, and has not demonstrated improvement that is statistically different from placebo.

     Vivus, Inc. commenced marketing MUSE(R) in the U.S. in January 1997. MUSE(R) is a device that administers a small pellet of alprostadil directly into the penis via a catheter that is inserted through the opening of the urethra. The drug is absorbed through the urethra and produces an erection within a short period of time, regardless of sexual stimulation. The erection is maintained for a period of time that is determined by the dose of alprostadil rather than by the normal conduct of sexual activity. This transurethral treatment may be used to treat a significant number of impotent men, but may cause pain and some degree of urethral burning during and after administration, as well as other systemic side effects.

     Needle injection therapy involves the direct injection into the penis of vasoactive compounds such as alprostadil (prostaglandin E). Phentolamine mesylate and papaverine are often combined with alprostadil on an off-label basis. Pharmacia & Upjohn Inc. and Schwarz Pharma AG each market alprostadil for penile injection, known as Caverject(R) and Edex(R), respectively. Needle injection therapy has a relatively high degree of efficacy in producing an erection of maximal rigidity within a short period of time after administration. However, the erection is produced regardless of actual sexual stimulation and maintained for a period of time determined by the dose rather than by the normal course of sexual activity. Needle injection therapy may also involve significant undesirable effects, including the pain of the injection, local pain or aching and complications such as hematomas, bleeding and nodule formation.

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

Competitive Products in Development

     The following is a description of known competitive products to Vasomax(R) in development:

     Additional therapies for MED are under development by other companies that may compete with Vasomax(R), including new oral, injection and topical treatments. TAP Pharmaceuticals, Inc. ("TAP") and ICOS Corporation ("ICOS"), in collaboration with Eli Lilly, are actively developing oral drug therapies to treat MED that may eventually compete with Vasomax(R). The Company believes that TAP could submit an NDA for this oral treatment to the FDA as early as 1999.

     MacroChem Corp. is currently developing a topical treatment for male erectile dysfunction that may compete with Vasomax(R). Harvard Scientific Corporation, NexMed, Inc. and Senetek PLC are also developing products for sexual dysfunction. Other companies and research groups, in addition to these discussed above, may be developing oral, topical, and injectable drugs to treat MED. The Company believes that Vasomax(R) will compete effectively with such competitive products on the basis of one or more factors, including convenience of administration, speed of efficacy, duplication of normal sexual function, reduced side effects, price and the availability of third-party reimbursement.

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

GOVERNMENTAL REGULATION

     The Company's research and development activities, preclinical studies and clinical trials, and ultimately the manufacturing, marketing and labeling of its products, are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries. The U.S. federal Food, Drug and Cosmetic Act (the "FDC Act") and the regulations promulgated thereunder and other federal and state statutes and regulations govern, among other things, the testing, manufacture, storage, record keeping, labeling, advertising, promotion, marketing and distribution of the Company's products. Preclinical study and clinical trial requirements and the regulatory approval process take years and require the expenditure of substantial resources. Additional government regulation may be established that could prevent or delay regulatory approval of the Company's products. Delays or rejections in obtaining regulatory approvals would adversely affect the Company's ability to commercialize any product the Company develops and the Company's ability to receive product revenues or royalties. If regulatory approval of a product is granted, the approval may include significant limitations on the indicated uses for which the product may be marketed or may be conditioned on the conduct of post-marketing surveillance studies.

     The standard process required by the FDA before a pharmaceutical agent may be marketed in the U.S. includes: (i) preclinical tests; (ii) submission to the FDA of an investigational new drug application ("IND") which must become effective before human clinical trials may commence; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended application; (iv) submission of an NDA to the FDA; and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug.

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

     Clinical trials are typically conducted in three sequential phases that may overlap. In Phase I, the initial introduction of the drug to humans, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and pharmacodynamics (clinical pharmacology). Phase II involves studies of a limited patient population to gather evidence about the efficacy of the drug for specific targeted indications, dosage tolerance and optimal dosage, and to identify possible adverse effects and safety risks. When a product has shown evidence of efficacy and has an acceptable safety profile in a Phase II evaluation, Phase III clinical trials are undertaken to evaluate clinical efficacy and to test for safety in an expanded patient population at geographically dispersed clinical trial sites. There can be no assurance that any of the Company's clinical trials will be completed successfully or within any specified time period. The Company or the FDA may suspend clinical trials at any time if, for example, safety issues arise or regulatory requirements are not satisfied.

     In addition, the FDA inspects and reviews clinical trial sites, informed consent forms, data from the clinical trial sites, including case report forms and record keeping procedures, and the performance of the protocols by clinical trial personnel to determine compliance with Good Clinical Practices. The FDA also evaluates whether there was any bias in the conduct of clinical trials.
The conduct of clinical trials in general and the performance of the pivotal clinical trial protocols are complex and difficult. The Company designed the protocols for its pivotal Phase III clinical trials of Vasomax(R) based on its analysis of its research, including various parts of its German Phase II clinical trial and its Mexican product registration trial. Although the data from the pivotal Phase III trials has been presented at scientific meetings, and submitted for publication to peer-reviewed medical journals, there can be no assurance that the FDA will accept this data as being adequate proof of the efficacy and safety of Vasomax(R). The Company completed a standard animal carcinogenicity study in 1997 and is currently conducting a second animal carcinogenicity study, which it expects to complete as a Phase IV commitment.

     The results of preclinical studies and clinical trials, if successful, are submitted in an NDA to seek FDA approval to market and commercialize the drug product for a specified use. FDA approval of the NDA is required before marketing may begin in the U.S. The NDA must include the results of extensive clinical and other testing and the compilation of data relating to the product's chemistry, pharmacology and manufacture. The total cost of the NDA is substantial. After submitting an NDA, the FDA reviews it before it accepts it for filing, and may request that additional information be provided prior to accepting an NDA for filing. In such an event, the NDA must be resubmitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA may refer the application to the appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA's satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. As a condition of NDA approval, the FDA may require postmarketing testing and surveillance to monitor the drug's safety or efficacy. If the FDA's evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter, outlining the deficiencies in the submission and often requiring additional testing or information. Notwithstanding the submission of any requested additional data or information in response to an approvable or not approvable letter, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems occur following initial marketing.

     Even if regulatory approvals for the Company's products are obtained, the Company, its products, and the facilities manufacturing the Company's products are subject to continual review and periodic inspection. The FDA will require post-marketing reporting to monitor the safety of the Company's products. Each U.S. drug-manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA's requirements regarding Good Manufacturing Practices. To supply drug products for use in the U.S., foreign manufacturing establishments must comply with the FDA's Good Manufacturing Practices and are subject to periodic inspection by the FDA or by regulatory authorities in those countries under reciprocal agreements with the FDA. In complying with Good Manufacturing Practices, manufacturers must expend funds, time and effort in the area of production and quality control to ensure full technical compliance. The Company does not have any drug manufacturing capability and must rely on outside firms for this capability. See "-- Manufacturing." The FDA stringently applies regulatory standards for manufacturing. Identification of previously unknown problems with respect to a product, manufacturer or facility may result in restrictions on the product, manufacturer or facility, including warning letters, suspensions of regulatory approvals, operating restrictions, delays in obtaining new product approvals, withdrawal of the product from the market, product recalls, fines, injunctions and criminal prosecution.

     Before the Company's products can be marketed outside of the U.S., they are subject to regulatory approval similar to FDA requirements in the U.S., although the requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary widely from country to country. No action can be taken to market any drug product in a country until the regulatory authorities in that country have approved an appropriate application. FDA approval does not assure approval by other regulatory authorities. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In some countries, the sale price of a drug product must also be approved. The pricing review period often begins after market approval is granted. Even if a foreign regulatory authority approves any of the Company's products, no assurance can be given that it will approve satisfactory prices for the products.

     The Company's research and development involves the controlled use of hazardous materials, chemicals, viruses, and various radioactive compounds. Although the Company believes that its procedures for handling and disposing of those materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated.
If such an accident occurs, the Company could be held liable for resulting damages, which could be material to the Company's financial condition and business. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens, and the handling of biohazardous materials. In addition, the Company's diagnostic laboratory operations are required to be certified or licensed under the federal Clinical Laboratory Improvement Act of 1967, as amended in 1988 ("CLIA"), the Medicare and Medicaid programs and various state and local laws. Additional federal, state and local laws and regulations affecting the Company may be adopted in the future. Any violation of, and the cost of compliance with, these laws and regulations could materially and adversely affect the Company. See "--Business Risks--Government Regulation; No Assurances of Regulatory Approval."

EMPLOYEES AND CONSULTANTS

Employees

     At December 31, 1998, the Company had 51 full-time employees and utilized a variety of consultants. Of the Company's full-time employees, 33 were engaged in research, development, clinical research and regulatory affairs, 11 were engaged in finance and administration and 7 were engaged in FTI operations. The Company relies on its employees to perform most research and development activities, but also uses outside consultants as needed. The Company believes its relationship with its employees is good.

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

     David Ferguson, M.D., Ph.D. Dr. Ferguson has been involved in pharmaceutical research and development since 1968. In 1993, he helped found Affiliated Research Centers, Inc. ("ARC"), one of the first site management organizations, and served as Senior Vice President for ARC until February 1997. The Company engaged ARC to assist in the design and implementation of its U.S. clinical trials. The Company engaged Dr. Ferguson as a consultant following his departure from ARC. Dr. Ferguson also serves as a consultant to other pharmaceutical companies and to the World Health Organization.

     Irwin Goldstein, M.D. Dr. Goldstein has been co-director of the Urology Research Laboratory at Boston University School of Medicine since 1980. Dr. Goldstein serves as a consultant in the fields of male erectile dysfunction and female sexual dysfunction.

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

BUSINESS RISKS

Uncertainties Related to Early Stage of Development

     The Company is a development stage company. Companies in the development stage typically encounter problems, delays, expenses and complications, many of which may be beyond the Company's control. These include, but are not limited to, unanticipated problems and costs relating to the development, testing, production and marketing of its products, regulatory approvals and compliance, availability of adequate financing and competition. There can be no assurance that the Company will be able to complete successfully the transition from a development stage company to the successful introduction of commercially viable products. The Company has generated only limited revenue from product sales since its inception. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 1 of Notes to Consolidated Financial Statements."

Uncertainties Related to Clinical Trial Results and FDA Approval

     The FDA must approve the Company's NDA prior to commercializing Vasomax(R) or any other pharmaceutical product in the U.S. Similar approvals will be required from the regulatory authorities of other countries prior to commercialization in such countries. The FDA and other regulatory authorities generally require that the safety and efficacy of a drug be supported by results from adequate and well-controlled Phase III clinical trials before approval for commercial sale. The Company completed two U.S. pivotal Phase III clinical trials of Vasomax(R) in May 1997, but even if the Company believes the Phase III clinical trials demonstrate the safety and efficacy of Vasomax(R), or any other product in the treatment of disease, the FDA and other regulatory authorities may not accept the Company's assessment of the results. In either case, the Company may be required to conduct additional clinical trials in an effort to demonstrate the safety and efficacy of the product. In December 1998, the Company initiated a U.S. Phase I clinical trial for Vasofem, for the treatment of female sexual dysfunction; none of the Company's other products has entered into U.S. human clinical trials.

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

     The administration of any product the Company develops may produce undesirable side effects in humans. The occurrence of side effects could interrupt or delay clinical trials of products and could result in the FDA or other regulatory authorities denying approval of the Company's products for any or all targeted indications. In addition, the Company, the FDA or other regulatory authorities may suspend or terminate clinical trials at any time. Even if the Company receives FDA and other regulatory approvals, the Company's products may later exhibit adverse effects that limit or prevent their widespread use or that necessitate their withdrawal from the market. There can be no assurance that any of the Company's products will be safe for human use, nor can there be any assurance that the Company will obtain regulatory approval for the commercialization of Vasomax(R) or any other product on a timely basis, or at all. Without regulatory approval, the Company will not be able to commercialize its products, which would have a material adverse effect on the Company. Furthermore, delays in the approval process could have a material adverse effect on the Company, even if regulatory approval is ultimately obtained. See "--Male Erectile Dysfunction--Vasomax(R)--" and "--Governmental Regulation."

Substantial Dependence on One Product; Early Stage of Development of Other Products

     The Company has dedicated a substantial portion of its resources over the last several years to the development of Vasomax(R), which is currently undergoing regulatory review. Products, if any, resulting from the Company's other research and development programs are not expected to be commercially available for at least several years, if at all. As a result, the Company's future prospects are substantially dependent on timely approval by the FDA and the successful commercialization of Vasomax(R). Failure to obtain regulatory approval and successfully commercialize Vasomax(R) would have a material adverse effect on the Company. The development or acquisition of commercially viable products will require significant further investment, research, development, preclinical studies, and clinical testing and regulatory approvals, both foreign and domestic. In addition, there can be no assurance that the Company will be able to produce any product at reasonable cost or market such products successfully. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "-- Products in Preclinical Development--" and "-- Governmental Regulation."

History of Operating Losses; Accumulated Deficit

     The Company has experienced significant operating losses in each fiscal year since its inception. As of December 31, 1998, the Company had an accumulated deficit of approximately $51.9 million. The Company may incur substantial additional operating losses over the next several years in connection with its research and development and preclinical and clinical activities. The Company's ability to achieve profitability will depend, among other things, on successfully completing the development of its products, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others which possess such capabilities, and raising sufficient funds to finance its activities. There can be no assurance that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 1 of Notes to Consolidated Financial Statements."

Future Capital Needs; Uncertainty of Additional Funding

     The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings and funds received through collaborative agreements. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if FDA and other regulatory approvals are obtained. The Company believes that its existing capital resources, together with the license fee and milestone payments from Schering-Plough, will be sufficient to fund its operations through at least the end of 2000. The Company's capital requirements will depend on many factors, including: the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's preclinical and clinical activities; the progress of the Company's collaborative agreements with Schering-Plough and any future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of the Company's products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions or the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if the results of its current or future clinical trials are not favorable. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Government Regulation; No Assurances of Regulatory Approval

     The Company's research and development activities, preclinical studies, clinical trials, and the manufacturing and marketing of its products are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. These activities are also regulated in other countries where the Company intends to test and market its products.

     Any drug developed by the Company must undergo an extensive regulatory approval process before it may be marketed and sold. The regulatory process, which includes preclinical studies and clinical trials of each compound to establish its safety and efficacy, takes many years and requires the expenditure of substantial resources. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent FDA regulatory approval. Although the FDA may have been consulted in developing protocols for clinical trials, that consultation provides no assurance that the FDA will accept the clinical trials as adequate or well-controlled or accept the results of those trials as establishing safety or efficacy. In addition, delays or rejections may be encountered based on changes in FDA policy for drug approval during the period of product development and FDA regulatory review of each submitted NDA. Similar delays and rejections may also be encountered in foreign countries. There can be no assurance that, even after such time and expenditures, regulatory approval will be obtained for any drugs developed by the Company. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed or may be conditioned on post-marketing surveillance studies. Further, even if such regulatory approval is obtained, a marketed drug, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections, and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements can, among other things, result in warning letters, fines, suspensions or withdrawals of regulatory approvals, product recalls or seizures, operating restrictions, injunctions, civil penalties and criminal prosecution. Further, additional government regulation may be established that could prevent or delay regulatory approval of the Company's products.

     The Company's business is also subject to regulation under state and federal laws regarding environmental protection, hazardous substances control, and exposure to blood-borne pathogens. These laws include the federal environmental laws, the Occupational Safety and Health Act, and the Toxic Substance Control Act. In addition, the Company's diagnostic laboratory operations must be certified or licensed under CLIA, the Medicare and Medicaid programs and various state and local laws. Any violation of, and the cost of compliance with, these laws and regulations could adversely affect the Company. There can be no assurance that statutes or regulations applicable to the Company's business will not be adopted that impose substantial additional costs or otherwise materially adversely affect the Company's operations. See "--Governmental Regulation."

Limited Sales and Marketing Experience; Dependence on Collaborators

     The Company has limited experience in the sales, marketing and distribution of pharmaceutical products, and its revenues from Vasomax(R) and other products that may be marketed by others will depend on the efforts of Schering-Plough and such other collaborators. See "--Sales and Marketing" for a discussion of the risks associated with the Company's limited sales and marketing experience and dependence on collaborators.

Manufacturing Uncertainties; Reliance on Third-Party Suppliers

     The Company does not have any manufacturing facilities and does not expect to establish any significant manufacturing capacity in the near future. See "-- Manufacturing" for a discussion of the risks associated with manufacturing and the Company's reliance on third-party suppliers.

Competition and Technological Change

     The Company is engaged in pharmaceutical product development, an industry that is characterized by extensive research efforts and rapid technological progress. See "--Competition" for a discussion of the risks associated with competition and technological change.

Product Liability and Availability of Insurance

     The Company's business exposes it to potential liability risks that are inherent in the testing, manufacturing and marketing of medical products. The use of the Company's product candidates in clinical trials may expose the Company to product liability claims and possible adverse publicity. These risks also exist with respect to the Company's product candidates, if any, that receive regulatory approval for commercial sale. Clinical trials and commercial sales, if any, of the Company's proposed female contraceptive products will involve particularly significant product liability considerations, in light of the substantial amount of current litigation involving female contraceptives and other products affecting the female reproductive system. The Company currently carries $10 million of product liability coverage for the clinical research use of phentolamine and an additional $20 million of product liability specific to Vasomax(R). Subsequent to the sale of FTI assets, the Company will maintain $2 million of product liability coverage for the former operations of FTI. There can be no assurance that such coverage is adequate or that it will continue to be available in sufficient amounts or at acceptable costs. The Company does not have product liability insurance for the commercial sale of any of its other product candidates. There can be no assurance that the Company will be able to obtain additional insurance coverage at acceptable costs, or at all, or that the Company will not experience losses due to product liability claims in the future. A product liability claim, product recall or other claim, or claims for uninsured liabilities or for amounts exceeding the limits of the Company's insurance, could have a material adverse effect on the Company.

Reliance on Contract Research Organizations

     During 1996, the Company established arrangements with two contract research organizations, PPD Pharmaco and Affiliated Research Centers, Inc., relating to the Company's U.S. clinical trials of Vasomax(R). The companies have collaborated with the Company in the design and conduct of the Company's U.S. clinical trials, including the pivotal Phase III clinical trials of Vasomax(R). In addition, these companies have been responsible for managing the conduct of and analyzing data from such clinical trials on behalf of the Company. These companies may terminate these arrangements at any time. If such companies were to terminate these arrangements or were unable or unwilling to devote adequate resources to the Company's projects or to provide services on acceptable terms, the Company would be required to establish relationships with other contract research organizations or to further develop the capacity to conduct clinical trials within its own clinical affairs group. This could result in significant additional expense and delays in the Company's clinical trials, and could have a material adverse effect on the Company. See "--Collaborative and Licensing Agreements--Contract Research Organizations."

No Assurance of Adequate Third-Party Reimbursement

     The Company's ability to commercialize its products successfully will depend in part on the extent to which appropriate reimbursement levels for the cost of the products and related treatment are obtained from third-party payors, including government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). Third-party payors are increasingly challenging the prices charged for medical products and services. Accordingly, if less costly treatments are available, third-party payors may not authorize reimbursement for the Company's products even if they offer advantages in safety or efficacy. Also, the trend toward managed healthcare and government insurance programs significantly influences the purchase of healthcare services and products, which could result in lower prices and reduced demand for the Company's products. The cost containment measures that healthcare providers are instituting and any healthcare reform could affect the Company's ability to sell its products and may have a material adverse effect on the Company. There can be no assurance that reimbursement in the U.S. or foreign countries will be available for any of the Company's products, that any reimbursement granted will be maintained, or that limits on reimbursement available from third-party payers will not reduce the demand for, or negatively affect the price of, the Company's products. The unavailability or inadequacy of third-party reimbursement for the Company's products could have a material adverse effect on the Company. The Company is unable to anticipate what additional legislation or regulation relating to the healthcare industry or third party coverage and reimbursement may be enacted in the future, or what effect the legislation or regulation would have on the Company's business.

Dependence on Key Personnel

     The success of the Company depends in large part on the Company's ability to attract and retain highly qualified scientific and management personnel. The Company faces competition for such personnel from other companies, research and academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining key employees in the future.

Year 2000 Issue

         Many computer software applications and operating programs written in the past may not properly recognize calendar dates beginning in the year 2000. Such a recognition failure could cause computer systems to shut down or provide incorrect information. The Company has plans to prepare its computer systems and related software to accommodate sensitive information relating to the year 2000. The Company expects that any additional costs related to ensuring such systems and software to be ready for the year 2000 will not be material to the financial condition or results of operations of the Company. There can be no assurance that no year 2000 related computer operating problems or expenses will arise with the computer systems and software of the Company or the Company's vendors and customers. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Impact of Year 2000."

ITEM 2.  PROPERTIES

         The Company leases approximately 24,000 square feet of laboratory and office space in The Woodlands, Texas under a lease that expires in May 2000. The Company believes that it either possesses or can obtain the necessary space for its operations for the near term.

ITEM 3.  LEGAL PROCEEDINGS

         Cause No. 94-021991; Bonita S. Dunbar v. Baylor College of Medicine, et al.; In the 270th Judicial District Court of Harris County, Texas, Dr. Bonita Sue Dunbar ("Dunbar") filed suit in Harris County, Texas, on May 16, 1994, naming Baylor College of Medicine ("BCM"), BCM Technologies, Inc. ("BCMT"), Fulbright & Jaworski, The Woodlands Venture Capital Company ("Woodlands"), and the Company as defendants (collectively, the "Defendants"). Dunbar is a cellular and molecular biologist who has been employed by BCM as a teacher and research scientist since 1981. During the course of her employment at BCM, Dunbar developed technologies relating to the use of certain recombinant zona pellucida peptides that were assigned to the Company. Dunbar received stock in the Company in exchange for the assignment. In her lawsuit, Dunbar claimed, among other things, that her assignment of the patent right was induced by statutory and constructive fraud and a civil conspiracy on the part of the Defendants, seeking damages and rescission of the assignment. Defendants filed motions for summary judgment on all of Dunbar's claims and received a favorable ruling from the trial Court. Dunbar appealed, and the Court of Appeals reversed the trial Court's grant of summary judgement. Defendants have filed motions for rehearing in the Court of Appeals, which motions are currently pending. If the Court of Appeals denies the motions for rehearing, a petition for review to the Texas Supreme court will likely be pursued by the Company as well as the other Defendants. The Company and the other Defendants believe that Dunbar's claims are without merit and intend to vigorously defend against them. No estimate of loss or range of estimate of loss, if any, can be made at this time.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders in the fourth quarter of 1998.

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

                                                                                PRICE RANGE
                                                                ------------------------------------------
                                                                        HIGH                   LOW
                                                                        ----                   ---
            1996
            First Quarter....................................      $      18.25          $       9.00
            Second Quarter...................................             11.50                  8.63
            Third Quarter....................................              9.13                  6.38
            Fourth Quarter...................................             11.50                  7.75

            1997
            First Quarter....................................      $      19.88          $       9.13
            Second Quarter...................................             24.75                 14.81
            Third Quarter....................................             39.75                 21.50
            Fourth Quarter...................................             45.75                 17.75

            1998
            First Quarter....................................      $      25.50          $      13.25
            Second Quarter...................................             40.25                 19.38
            Third Quarter....................................             26.75                 12.25
            Fourth Quarter...................................             22.00                 12.00

            1999
            First Quarter (through March 11, 1999)...........      $      35.75          $      19.00

         All of the foregoing prices reflect interdealer quotations, without retail mark-up, mark-downs or commissions and may not necessarily represent actual transactions in the Common Stock.

         On March 11, 1999, the last sale price of the Common Stock, as reported by the Nasdaq National Market, was $30.50 per share. On March 11, 1999, there were approximately 271 holders of record and more than 8000 beneficial holders of the Company's Common Stock.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected historical consolidated financial data set forth below are derived from the Company's audited consolidated financial statements as of and for each of the years in the five-year period ended December 31, 1998. The selected consolidated financial data set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                    YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------------------------
                                                1994           1995           1996          1997          1998
                                           -------------  -------------  ------------- ------------- -------------
                                                                          (in thousands)
STATEMENTS OF OPERATIONS DATA:
Revenues:
  Licensing fee..........................   $         --   $         --   $        --  $     10,000 $      10,000
  Product royalties......................             --             --            --            --           163
  Interest income........................            161            116           271         1,960         3,205
                                           -------------  -------------  ------------  ------------  ------------
     Total revenues......................            161            116           271        11,960        13,368


Expenses:
  Research and development...............          2,702          2,795         7,936        22,299        22,438
  General and administrative.............          1,357            846         1,163         2,730         3,211
  Interest expense and
     amortization of intangibles.........             --             --             4            10             3
                                           -------------  -------------  ------------  ------------  ------------
     Total costs and expenses............          4,059          3,641         9,103        25,039        25,652
                                           -------------  -------------  ------------  ------------  ------------
Loss from continuing operations.........          (3,898)        (3,525)       (8,832)      (13,079)      (12,284)
Loss from discontinued operations.......             (72)          (762)         (638)          (94)          (32)
                                           -------------  -------------  ------------  ------------  ------------
Net loss................................   $      (3,970) $      (4,287) $     (9,470) $    (13,173) $    (12,316)
                                           =============  =============  ============  ============  ============

Loss per share - basic and diluted:
Loss from continuing operations..........  $       (1.05) $       (0.91) $      (1.79) $      (1.45) $      (1.09)
Loss from discontinued operations........          (0.02)         (0.20)        (0.13)        (0.01)          --
                                           -------------  -------------  ------------  ------------  ------------
Net loss per share/1/....................  $       (1.07) $       (1.11) $      (1.92) $      (1.46) $      (1.09)
                                           =============  =============  ============  ============  ============

Shares used in loss per
     share calculation...................          3,712          3,858         4,943         9,044        11,275

                                                                    YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------------------------
                                                1994           1995           1996          1997          1998
                                           -------------  -------------  ------------- ------------- -------------
                                                                          (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents................  $      2,478   $      4,190   $     11,075  $     73,762  $     51,640
Total assets.............................         5,274          6,652         13,712        76,941        58,642
Long-term obligations....................            83             66             17             3            --
Deficit accumulated during the
  development stage......................       (12,653)       (16,940)       (26,410)      (39,584)      (51,900)
Total stockholders' equity...............         4,248          5,425         11,577        70,976        53,387

__________________
/1/ See Note 2 of Notes to Consolidated Financial Statements for a description of the computation of loss per share.

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

OVERVIEW

         Zonagen, Inc. ("Zonagen" or the "Company") is a biopharmaceutical company engaged in the development of pharmaceutical products for the reproductive system, including sexual dysfunction, urology, contraception and infertility. Until the sale of its wholly owned subsidiary, Fertility Technologies, Inc., ("FTI") on March 11, 1999, Zonagen also sold devices, instruments and supplies to fertility specialists, obstetricians and gynecologists. The sale of FTI positions the Company to focus all of its attention on its core business, the development of pharmaceutical products for conditions associated with the reproductive system. See "Note 11 of Notes to Consolidated Financial Statements -- Subsequent Events (Unaudited)."

         In 1997, Zonagen entered into a worldwide sales and marketing agreement with Schering-Plough Corporation for Vasomax(R), the Company's rapidly disintegrating oral formulation of phentolamine mesylate for Male Erectile Dysfunction ("MED"). In March 1998, Schering-Plough submitted a Product Registration Application in Mexico for Vasomax(R) and subsequently began product sales in May, following approval by the Mexican regulatory authorities. On July 14, 1998, Zonagen submitted its first New Drug Application ("NDA") to the U.S. Food and Drug Administration ("FDA") for Vasomax(R) for the treatment of MED. In August, Schering-Plough submitted a Marketing Approval Application for Vasomax(R) with the Medicines Control Agency in the United Kingdom. Schering-Plough intends to file Marketing Authorization Applications for Vasomax(R) in all other countries in the European Union ("EU") using the EU Mutual Recognition Procedure following approval in the U.K. See "Item 1. Description of Business -- Collaborative and Licensing Agreements."

         Prior to the submission of the NDA for Vasomax(R), the Company conducted two pivotal Phase III studies which demonstrated a statistically significant improvement over placebo. There can be no assurance, however, that the FDA will ultimately approve Vasomax(R). See "Item 1. Description of Business -- Government Regulation" and "-- Business Risks -- Uncertainties Related to Clinical Trial Results and FDA Approval."

         In December, the Company initiated a U.S. Phase I clinical trial of Vasofem, a vaginal form of phentolamine mesylate, for the treatment of Female Sexual Dysfunction ("FSD").

         The Company has several preclinical development programs for the treatment of MED, including an oral combination treatment, and a multi-component injection for second-line therapy. In addition to sexual dysfunction, the Company has ongoing research and development programs for other diseases and disorders of the reproductive system, including several new approaches to contraception and new treatments for urological diseases such as benign prostate hyperplasia ("BPH") and prostate cancer.

         As of December 31, 1998, the Company had an accumulated deficit of $51.9 million. There can be no assurance that the Company will be able to successfully complete the transition from a development stage company to the successful introduction of commercially viable products. The Company's ability to achieve profitability will depend, among other things, on successfully completing the development of its products, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others which possess such capabilities, and raising sufficient funds to finance its activities. There can be no assurance that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained. See "Item 1. Description of Business -- Business Risks -- Uncertainties Related to Early Stage of Development," "-- Business

Risks -- History of Operating Losses; Accumulated Deficit" and "Note 1 of Notes to Consolidated Financial Statements."

RESULTS OF OPERATIONS

Comparison of Years ended December 31, 1998 and 1997

         Revenues. Total revenues increased 12% to $13.4 million in 1998, as compared with $12.0 million in 1997. License revenue remained constant at $10.0 million, and consisted of two $5 million payments from Schering-Plough that were paid upon the completion of certain developmental milestones relating to Vasomax(R). The milestone payments were received in June 1998, when the Company completed the clinical program used in support of the NDA, and in September 1998, upon FDA acceptance for filing of the NDA for Vasomax(R). Product royalties from sales of Vasomax(R) in Mexico were approximately $163,000 in 1998, as compared to none in 1997. Schering-Plough commenced sales of Vasomax(R) in Mexico, under the brand name Z-MAX, in May 1998. Under the terms of the license agreement, the Company receives quarterly royalty payments based on net product sales by Schering-Plough. These quarterly payments may lag current quarter sales by up to sixty days. Until Vasomax(R) is approved and launched on a broader basis, the Company expects royalty payments to reflect fluctuations due to inventory stocking and promotional activity.

         Interest income increased 60% to $3.2 million in 1998, as compared with $2.0 million in 1997. The increase was due to increased cash balances as a result of the Company's public stock offering completed in July 1997, and license and milestone payments received from Schering-Plough in 1997 and 1998.

         Research and Development Expenses. Research and development ("R&D") expenses include internal and contracted research and regulatory affairs. R&D expenses remained constant at $22.4 million in 1998, as compared with $22.3 million in 1997. Expenses associated with the development of Vasomax(R) decreased 7% to approximately $18.4 million in 1998, as compared with $19.8 million in 1997. The decrease was due primarily to a reduction in contracted costs associated with the development of Vasomax(R) subsequent to the submission of the NDA to the FDA in July 1998. During 1998, the Company established an in-house clinical and regulatory affairs group. This group currently consists of five individuals that manage the Company's regulatory issues and contract research organizations ("CRO") that are utilized to conduct current and future clinical development projects. General research and development expenses increased 64% to $4.1 million in 1998, as compared with $2.5 million in 1997. This increase was primarily due to expenses associated with hiring additional personnel and expanding the Company's research and drug screening capabilities. The Company expects its R&D expenses to increase for at least the next several years.

         General and Administrative Expenses. General and administrative expenses increased 19% to $3.2 million in 1998 from $2.7 million in 1997. The increase was primarily due to expenses associated with litigation filed in 1998, increased expenses associated with operating a public company and the establishment of an investor relations department along with the hiring of additional professionals required to strengthen its current management team.

         Discontinued Operations. On March 11, 1999, the Company sold substantially all of the assets related to its wholly-owned subsidiary, FTI, and certain Zonagen assets relating to the operation of FTI for $2.25 million in cash and the assumption of certain specified liabilities. The recognition of the sale of these assets will be reflected in the quarter ended March 31, 1999. The loss from the discontinued operations relating to FTI was $32,000 for the year ended 1998 as compared to $94,000 in the prior year.

Comparison of Years ended December 31, 1997 and 1996

         Revenues. Total revenues increased $11.7 million to $12.0 million in 1997, as compared with $300,000 in 1996. License revenue increased to $10.0 million in 1997 from none in 1996. This increase was due to the Company's receipt of payments under its agreements with Schering-Plough with respect to Vasomax(R). Interest income increased 638% to $2.0 million in 1997, as compared with $271,000 in 1996. The increase was due primarily to interest on proceeds from the Company's follow-on public offering completed in July 1997.

         Research and Development Expenses. Research and development expenses increased 182% to $22.3 million in 1997, as compared with $7.9 million in 1996. The increase was due primarily to the additional costs associated with the development of Vasomax(R). Expenses associated with the development of Vasomax(R) increased 230% to approximately $19.8 million in 1997, as compared with $6.0 million in 1996. The increase was due primarily to costs incurred in connection with Phase III clinical trials in 1997. General research and development expenses were $2.5 million and $1.9 million in 1997 and 1996, respectively.

         General and Administrative Expenses. General and administrative expenses increased 125% to $2.7 million in 1997 from $1.2 million in 1996. This increase was primarily due to non-cash compensation expense related to stock options, consulting fees and employee bonus awards.

         Discontinued Operations. On March 11, 1999, the Company sold substantially all of the assets related to its wholly-owned subsidiary, FTI, and certain Zonagen assets relating to the operation of FTI. The loss from the discontinued operations relating to FTI was $94,000 for the year ended 1997 as compared to $638,000 in the prior year.

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

         The Company used net cash of approximately $15.7 million for operating activities in the year ended December 31, 1998 as compared to approximately $8.3 million in the year ended December 31, 1997. The Company had cash and cash equivalents of approximately $51.6 million at December 31, 1998. The increased use of cash for the year ended December 31, 1998 was primarily due to the increase in inventory levels and a decrease in accounts payable and accrued expenses. The Company spent approximately $18.4 million in connection with its clinical development program for Vasomax(R) during 1998. In addition to operating activities in 1998, the Company purchased $6.2 million of its common stock pursuant to the stock buyback announced by the Company on December 12, 1997.

         The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financing and corporate collaborative agreements. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if appropriate, if the FDA or other regulatory approvals are obtained. The Company believes that its existing capital resources will be sufficient to fund its operations through at least the end of 2000. The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's clinical and preclinical activities; the progress of the Company's collaborative agreements with affiliates of Schering-Plough and costs associated with any future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of Vasomax(R) and the Company's other products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if the results of its current or future clinical trials and the commercialization of Vasomax(R) are not favorable. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock.

         The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. Cash of $15.7 million, $8.3 million and $8.0 million was used in operating activities during 1998, 1997 and 1996, respectively.

IMPACT OF YEAR 2000

         Certain companies may face problems if the computer processors and software upon which they directly or indirectly rely are unable to process date values correctly upon the turn of the millennium ("Year 2000"). Such a system failure and corruption of data of the Company or its customers or suppliers could disrupt the Company's operations, including, among other things a temporary inability to process transactions or engage in other business activities or to receive information or services from suppliers.

         The Company has appointed a Year 2000 committee to address the issues and assess the potential impact of the Year 2000 problem. The committee is evaluating the Company's financial systems, computers, software and other equipment and anticipates that the programs and systems should be Year 2000 compliant. The Company presently believes that its computer systems, software and other equipment should be Year 2000 compliant by December 1999. The Company estimates that it will spend approximately $100,000 to $150,000 in capital for replacement of computers, equipment and software upgrades. The Company will incur another $50,000 to $100,000 for costs of implementation.

         The Company will initiate communications with third party suppliers and is requesting that they represent that their products and services are to be Year 2000 compliant and that they have a program to test for compliance. Additionally, the Company will assess those vendors that are not Year 2000 compliant and is in the process of finding alternative vendors that are compliant.

         Because the Company currently anticipates that it will achieve Year 2000 compliance, it has not formulated a contingency plan. However, should the Company determine there is significant risk that it may be unable to adhere to its compliance timetable, it will assess reasonably likely scenarios resulting from noncompliance and establish a contingency plan to address such scenarios.

         The Company's ability to achieve Year 2000 compliance is subject to various uncertainties including the Company's ability to successfully identify systems and programs not Year 2000 compliant, the nature and amount of programming required to correct or replace affected programs, the availability and magnitude of labor and consulting costs and the success of the Company's business partners, vendors and clients in addressing the Year 2000 issue. Therefore, while the financial impact of implementing Year 2000 compliance remediation has not been and is not anticipated to be material to the Company's business, financial position or results of operations, the Company can make no assurances with respect to the costs of remediation efforts not yet incurred. Additionally, the Company cannot be certain that it will achieve adequate Year 2000 compliance in a timely manner or that any impact of a failure to achieve such compliance will not have a material adverse effect on the Company's business, financial condition or results of operation.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item as to the directors and executive officers of the Company is hereby incorporated by reference from the information appearing under the caption "Election of Directors" in the Company's proxy statement (the "Proxy Statement") for its annual meeting of stockholders. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 120 days of the end of the Company's fiscal year ended December 31, 1998.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 120 days of the end of the Company's fiscal year ended December 31, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the caption "Certain Transactions" in the Company's Proxy Statement. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 120 days of the end of the Company's fiscal year ended December 31, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      Documents Filed as a Part of this Report

                  1.       Financial Statements

                           FINANCIAL STATEMENTS                                                                PAGE
                           --------------------                                                                ----
                           Report of Independent Public Accountants.............................................F-1
                           Consolidated Balance Sheets as of December 31, 1998 and 1997.........................F-2
                           Consolidated Statements of Operations for the Years Ended
                               December 31, 1998, 1997 and 1996 and (unaudited)
                               from Inception (August 20, 1987) through December 31, 1998.......................F-3
                           Consolidated Statement of Stockholders' Equity ......................................F-4
                           Consolidated Statements of  Cash Flows for the Years Ended
                               December 31, 1998, 1997 and 1996 and (unaudited) from Inception
                               (August 20, 1987) through December 31, 1998......................................F-8
                           Notes to Consolidated Financial Statements...........................................F-9

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

EXHIBIT NUMBER                                         IDENTIFICATION OF EXHIBIT
--------------                                         -------------------------
     3.1       --    Restated Certificate of Incorporation. Exhibit 3.3 to the Company's Registration Statement on Form SB-2
                     (No. 33-57728-FW), as amended (the "Registration Statement"), is incorporated herein by reference.
     3.2       --    Restated Bylaws of the Company. Exhibit 3.4 to the Company's Registration Statement is incorporated herein by reference.
     4.1       --    Specimen Certificate of Common Stock, $.001 par value, of the Company. Exhibit 4.1 to the Company's
                     Registration Statement is incorporated herein by reference.
     4.2       --    Representative's Warrant Agreement dated March 25, 1993. Exhibit 4.3 to the Company's Registration Statement is
                     incorporated herein by this reference.
     4.3       --    Certificate of Designation for the Company's Series A Convertible Preferred Stock. Exhibit 4.1 to the Company's
                     Current Report on Form 8-K dated October 19, 1995 is incorporated herein by reference.
     4.4       --    Form of Subscription Agreement between the Company and purchasers of the Company's Series A Convertible
                     Preferred Stock. Exhibit 4.2 to the Company's Current Report on Form 8-K dated October 19, 1995 is incorporated herein by reference.
     4.5       --    Form of Warrants issued to the designees of the placement agent for the Company's Series A
                     Convertible Preferred Stock. Exhibit 4.5 to the Company's Annual Report on Form 10-K for the
                     fiscal year ended December 31, 1995 is incorporated herein by reference.
     4.6       --    Certificate of Designation for the Company's Series B Convertible Preferred Stock. Exhibit 4.1
                     to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (the
                     "September 1996 10-Q") is incorporated herein by reference.
     4.7       --    Form of Subscription Agreement between the Company and purchases of the Company's

EXHIBIT NUMBER                                         IDENTIFICATION OF EXHIBIT
--------------                                         -------------------------
                     Series B Convertible Preferred Stock. Exhibit 4.2 to the Company's September 1996 10-Q is incorporated herein by reference.
     4.8       --    Form of Warrant issued to the Placement Agent for the Company's Series B Convertible Preferred Stock. Exhibit
                     4.3 to the Company's September 1996 10-Q is incorporated herein by reference.
    10.1       --    Confidentiality Agreement dated July 19, 1991, between the Company and the Regents of the University of
                     California. Exhibit 10.1 to the Company's Registration Statement is incorporated herein by reference.
    10.2       --    Agreement dated July 23, 1991, between the Company and Wayne State University. Exhibit 10.2 to
                     the Company's Registration Statement is incorporated herein by reference.
    10.3+      --    Amended and Restated 1993 Employee and Consultant Stock Option Plan. Exhibit 10.3 to the
                     Company's Registration Statement is incorporated herein by reference.
    10.4       --    Lease Agreement dated March 22, 1990, between the Company and The Woodlands Equity
                     Partnership-89. Exhibit 10.4 to the Company's Registration Statement is incorporated herein by reference.
    10.5+      --    Employment Agreement between the Company and Joseph S. Podolski. Exhibit 10.5 to the Company's Registration
                     Statement is incorporated herein by reference.
    10.6       --    Exclusive License Agreement dated as of September 11, 1992, between the Company and Dainippon Pharmaceuticals
                     Co., Ltd. Exhibit 10.7 to the Company's Registration Statement is incorporated herein by reference.
    10.7       --    Advisory Agreement dated March 25, 1993 between the Company and Reich & Co., Inc. Exhibit 10.8 to the Company's Registration Statement is incorporated herein by reference.
    10.8       --    Extension, Modification and Ratification of Lease dated July 12, 1993, between the Company and Woodlands Equity
                     Partnership- 89. Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December
                     31, 1993 (the "1993 Form 10-KSB") is incorporated herein by reference.
    10.9+      --    The Company's 1993 Non-Employee Director Stock Option Plan. Exhibit 10.11 to the Company's 1993 Form 10-KSB is
                     incorporated herein by reference
   10.10+      --    Employment Agreement between the Company and Louis Ploth. Exhibit 10.12 to the Company's 1993 Form 10-KSB is
                     incorporated herein by reference.
    10.11      --    Stock Purchase Agreement dated December 6, 1993, between the Company and Schering Berlin
                     Venture  Corporation.  Exhibit 10.13 to the Company's 1993 Form 10-KSB is incorporated  herein by reference.
    10.12      --    License, Research, Development and Regulatory Filing Agreement dated December 13, 1993, between the Company and
                     Schering AG. Exhibit 10.14 to the Company's 1993 Form 10-KSB is incorporated herein by reference.
    10.13      --    Agreement dated November 30, 1993, between the Company and the University of North Carolina at Chapel Hill.
                     Exhibit 10.15 to the Company's 1993 Form 10-KSB is incorporated herein by reference.
    10.14      --    Agreement between the Company and Reproductive Biotechnologies PVT., Ltd. Exhibit 10.16 to the Company's 1993
                     Form 10-KSB is incorporated herein by reference
    10.15      --    Assignment Agreement dated April 13, 1994, among Zonagen, Inc., Gamogen, Inc. and Dr. Adrian Zorgniotti.
                     Exhibit 10.17 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 is incorporated herein by reference.
    10.16      --    Stock Exchange Agreement dated October 13, 1994, effective October 1, 1994, among Zonagen, Inc.,
                     Fertility Technologies, Inc. and J. Tyler Dean. Exhibit 2.1 to the Company's Current Report on
                     Form 8-K dated October 13, 1994 is incorporated herein by reference.
    10.17      --    Registration Rights Agreement dated October 13, 1994, effective October 1, 1994, among Zonagen, Inc. and J.
                     Tyler Dean. Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 13, 1994 is incorporated herein by reference.
    10.18      --    Pledge and Security Agreement dated October 13, 1994, between Zonagen, Inc. and J. Tyler

EXHIBIT NUMBER                                         IDENTIFICATION OF EXHIBIT
--------------                                         -------------------------
                     Dean. Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 13, 1994 is incorporated herein by reference.
    10.19      --    Guaranty of Zonagen, Inc. dated October 13, 1994. Exhibit 10.4 to the Company's Current Report on Form 8-K
                     dated October 13, 1994 is incorporated herein by reference.
    10.20      --    Agreement dated January 25, 1995, between the Company and Pharmaco, LSR to conduct clinical trials. Exhibit
                     10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 is incorporated herein by reference.
    10.21      --    Research Agreement dated November 6, 1995, between the Company and The Brigham and Women's Hospital, Inc.
                     Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 is incorporated herein by reference.
    10.22      --    License Agreement dated November 6, 1995, between the Company and The Brigham and Women's Hospital, Inc.
                     Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 is incorporated herein by reference.
    10.23      --    Conditional Amendment No. 1 to Assignment Agreement dated January 24, 1997, between the Company and Gamogen,
                     Inc. Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997 is incorporated herein by reference.
    10.24      --    1996 Nonemployee Directors' Stock Option Plan. Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for
                     the fiscal quarter ended June 30, 1997 is incorporated herein by reference.
    10.25      --    Amendment No. 2 to Assignment Agreement dated September 30, 1997, between the Company and Gamogen, Inc. Exhibit
                     10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 is incorporated herein by reference.
    10.26      --    Supply Agreement dated June 12, 1997, between the Company and Plasto S.A. (Synkem Division). Exhibit 10.26 to
                     the Company's Annual Report on Form 10-K for the year ended December 31, 1997 is incorporated herein by reference.
   10.27++     --    Exclusive License Agreement dated November 15, 1997, between the Company and Schering Corporation. Exhibit
                     10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 is incorporated herein by reference.
   10.28++     --    Exclusive License Agreement dated November 15, 1997, between the Company and Schering-Plough Ltd. Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 is incorporated herein by reference.
   10.29*+     --    Employment Agreement between the Company and Paul Lammers, MD MSc.
   10.30*+     --    Employment Agreement between the Company and Michael T. Redman.
    11.1*      --    Statement regarding computation of loss per share
    23.1*      --    Consent of Arthur Andersen LLP.
    27.1*      --    Financial Data Schedule

*   Filed herewith.
+   Management contract or compensatory plan.
++ Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act. Such omitted portions have been filed separately with the Commission.

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ZONAGEN, INC.


                                   By: /s/ Joseph S. Podolski
                                           -------------------------------------
                                           Joseph S. Podolski
                                           President and Chief Executive Officer
Dated:  March 22, 1999

                 SIGNATURE                                        TITLE                             DATE
/s/      Joseph S. Podolski                         President, Chief Executive Officer         March 22, 1999
----------------------------------------
         Joseph S. Podolski                                     and Director
                                                       (Principal Executive Officer)

/s/      Louis Ploth, Jr.                                     Vice President                   March 22, 1999
----------------------------------------
         Louis Ploth, Jr.                                of Finance and Secretary
                                                      (Principal Financial Officer and
                                                       Principal Accounting Officer)

/s/      Martin P. Sutter                           Chairman of the Board of Directors         March 22, 1999
----------------------------------------
         Martin P. Sutter

/s/      Steven Blasnik                                          Director                      March 22, 1999
----------------------------------------
         Steven Blasnik

/s/      Timothy McInerney                                       Director                      March 22, 1999
------------------------------------
         Timothy McInerney

/s/      David B. McWilliams                                     Director                      March 22, 1999
----------------------------------------
         David B. McWilliams

/s/      Jeffrey M. Jonas, M.D.                                  Director                      March 22, 1999
----------------------------------------
         Jeffrey M. Jonas, M.D.

/s/      Nelson L. Levy, Ph.D., M.D.                             Director                      March 22, 1999
----------------------------------------
         Nelson L. Levy, Ph.D., M.D.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Zonagen, Inc.:

         We have audited the accompanying balance sheets of Zonagen, Inc. (a Delaware corporation in the development stage), and subsidiary (collectively, "the Company") as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zonagen, Inc., and subsidiary as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Houston, Texas
January 26, 1999

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands except share amounts)



                                                                              DECEMBER 31,         DECEMBER 31,
                                                                                 1998                 1997
                                                                           ------------------   ------------------
                                    ASSETS

     CURRENT ASSETS
          Cash and cash equivalents                                        $          51,640    $          73,762
          Accounts receivable                                                            318                  515
          Product inventory                                                            3,139                  207
          Prepaid expenses and other current assets                                    1,032                  270
                                                                           ------------------   ------------------
                 Total current assets                                                 56,129               74,754
     LAB EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS, net                            907                  557
     GOODWILL, net                                                                       584                  794
     OTHER ASSETS, net                                                                 1,022                  836
                                                                           ------------------   ------------------
                 Total assets                                              $          58,642    $          76,941
                                                                           ==================   ==================

                LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
          Accounts payable                                                 $           3,317    $           3,285
          Accrued expenses                                                             1,935                2,663
          Current portion of long-term notes payable                                       3                   14
                                                                           ------------------   ------------------
                 Total current liabilities                                             5,255                5,962
                                                                           ------------------   ------------------
     LONG-TERM NOTES PAYABLE                                                               -                    3
                                                                           ------------------   ------------------
     COMMITMENTS AND CONTINGENCIES                                                         -                    -
     STOCKHOLDERS' EQUITY
          Undesignated Preferred Stock, $.001 par value, 5,000,000
               shares authorized, none issued and outstanding                              -                    -
          Common Stock, $.001 par value, 20,000,000 shares
               authorized, 11,621,140 and 11,541,923 shares issued,
               respectively; 11,205,840 and 11,480,423 shares
               outstanding, respectively                                                  12                   12
          Additional paid-in capital                                                 113,717              113,236
          Deferred compensation                                                         (958)              (1,401)
          Cost of treasury stock, 415,300 and 61,500 shares, respectively             (7,484)              (1,287)
          Deficit accumulated during the development stage                           (51,900)             (39,584)
                                                                           ------------------   ------------------
                 Total stockholders' equity                                           53,387               70,976
                                                                           ------------------   ------------------
                 Total liabilities and stockholders' equity                $          58,642    $          76,941
                                                                           ==================   ==================

  The accompanying notes are an integral part of these consolidated financial statements.

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)

                                                                                                                   FROM INCEPTION
                                                                                                                 (AUGUST 20, 1987)
                                                                                                                      THROUGH
                                                              FOR THE YEAR ENDED DECEMBER 31,                       DECEMBER 31,
                                                --------------------------------------------------------------
                                                     1998                  1997                   1996                  1998
                                                -----------------    ------------------    -------------------   -------------------
                                                                                                                     (UNAUDITED)
REVENUES
     Licensing fees                              $        10,000      $         10,000      $               -     $          20,250
     Product royalties                                       163                     -                      -                   163
     Interest income                                       3,205                 1,960                    271                 6,058
                                                -----------------    ------------------    -------------------   -------------------
          Total revenues                                  13,368                11,960                    271                26,471
COSTS AND EXPENSES
     Research and development                             22,438                22,299                  7,936                63,505
     General and administrative                            3,211                 2,730                  1,163                12,524
     Interest expense and amortization
       of intangibles                                          3                    10                      4                   380
                                                -----------------    ------------------    -------------------   -------------------
          Total costs and expenses                        25,652                25,039                  9,103                76,409
                                                -----------------    ------------------    -------------------   -------------------

Loss from continuing operations                          (12,284)              (13,079)                (8,832)              (49,938)
Loss from discontinued operations                            (32)                  (94)                  (638)               (1,887)
Loss on disposal                                               -                     -                      -                   (75)
                                                -----------------    ------------------    -------------------   -------------------
NET LOSS                                         $       (12,316)     $        (13,173)     $          (9,470)    $         (51,900)
                                                =================    ==================    ===================   ===================

Loss per share - basic and diluted:
Loss from continuing operations                  $         (1.09)     $          (1.45)     $           (1.79)
Loss from discontinued operations                              -      $          (0.01)     $           (0.13)
                                                -----------------    ------------------    -------------------
NET LOSS                                         $         (1.09)     $          (1.46)     $           (1.92)
                                                =================    ==================    ===================

Shares used in loss per share calculation:
Basic and diluted                                         11,275                 9,044                  4,943

  The accompanying notes are an integral part of these consolidated financial statements.

                                 ZONAGEN, INC.
                         (A development stage company)

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (in thousands except share amounts)

                                                                                                                        Additional
                                                                    Preferred Stock               Common Stock            Paid-in
                                                             ----------------------------  ---------------------------
                                                                Shares          Amount        Shares         Amount       Capital
                                                             -------------   ------------  -------------  ------------  ----------
  Exchange of common stock ($.004 per share) for
    technology rights and services from founding
    stockholders                                                     -        $     -           245,367    $      -      $      1
  Net Loss                                                           -              -               -             -           -
                                                             -------------   ------------  -------------  ------------  ----------
BALANCE AT DECEMBER 31, 1987 (unaudited)                             -              -           245,367           -             1
  Net Loss                                                           -              -               -             -           -
                                                             -------------   ------------  -------------  ------------  ----------
BALANCE AT DECEMBER 31, 1988 (unaudited)                             -              -           245,367           -             1

  Proceeds from issuance of common stock                             -              -            65,431           -             3

  Net Loss                                                           -              -               -             -           -
                                                             -------------   ------------  -------------  ------------  ----------
BALANCE AT DECEMBER 31, 1989 (unaudited)                             -              -           310,798           -             4
  Proceeds from issuance of common stock                             -              -               467           -           -
  Net Loss                                                           -              -               -             -           -
                                                             -------------   ------------  -------------  ------------  ----------
BALANCE AT DECEMBER 31, 1990 (unaudited)                             -              -           311,265           -             4
  Net Loss                                                           -              -               -             -           -
                                                             -------------   ------------  -------------  ------------  ----------
BALANCE AT DECEMBER 31, 1991 (unaudited)                             -              -           311,265           -             4
  Conversion of 391,305 shares of Series C
   preferred stock into common stock                                 -              -            91,442           -           360
  Purchase of retirement of common stock                             -              -           (23,555)          -            (1)

  Proceeds from issuance of common stock                             -              -            16,946           -             7
  Net Loss                                                           -              -               -             -           -
                                                             -------------   ------------  -------------  ------------  ----------
BALANCE AT DECEMBER 31, 1992 (unaudited)                             -              -           396,098             1         370
  Issuance of common stock for cash, April 1, 1993,
    and May 12, 1993 ($5.50 per share), net of
    offering costs of $1,403,400                                     -              -         1,534,996             2       7,037
  Issuance of common stock for cash and license
    agreement, December 9, 1993 ($10.42 per share),
    net of offering costs of $46,833                                 -              -           239,933           -         2,453
  Conversion of Series A preferred stock to common stock             -              -           179,936           -           600
  Conversion of Series B preferred stock to common stock             -              -            96,013           -           378
  Conversion of Series C preferred stock to common stock             -              -           876,312             1       3,443
  Conversion of Series D preferred stock to common stock             -              -           280,248           -           599
  Conversion of bridge loan to common stock                          -              -            64,000           -           256
  Net Loss                                                           -              -               -             -           -
                                                             -------------   ------------  -------------  ------------  ----------
BALANCE AT DECEMBER 31, 1993 (unaudited)                             -              -         3,667,536             4      15,136

                                                                                                        Deficit
                                                                                                      Accumulated
                                                                                                       During the       Total
                                                            Deferred           Treasury Stock         Development   Stockholders'
                                                                         ---------------------------
                                                          Compensation       Shares        Amount         Stage         Equity
                                                          ------------   -------------  ------------  ------------  -------------
  Exchange of common stock ($.004 per share) for
    technology rights and services from founding
    stockholders                                          $       -      $        -     $       -     $       -     $          1
  Net Loss                                                        -               -             -             (28)           (28)
                                                          ------------   -------------  ------------  ------------  -------------
BALANCE AT DECEMBER 31, 1987 (unaudited)                          -               -             -             (28)           (27)
  Net Loss                                                        -               -             -            (327)          (327)
                                                          ------------   -------------  ------------  ------------  -------------
BALANCE AT DECEMBER 31, 1988 (unaudited)                          -               -             -            (355)          (354)
  Proceeds from issuance of common stock                          -               -             -             -                3
  Net Loss                                                        -               -             -            (967)          (967)
                                                          ------------   -------------  ------------  ------------  -------------
BALANCE AT DECEMBER 31, 1989 (unaudited)                          -               -             -          (1,322)        (1,318)
  Proceeds from issuance of common stock                          -               -             -             -              -
  Net Loss                                                        -               -             -          (1,426)        (1,426)
                                                          ------------   -------------  ------------  ------------  -------------
BALANCE AT DECEMBER 31, 1990 (unaudited)                          -               -             -          (2,748)        (2,744)
  Net Loss                                                        -               -             -          (1,820)        (1,820)
                                                          ------------   -------------  ------------  ------------  -------------
BALANCE AT DECEMBER 31, 1991 (unaudited)                          -               -             -          (4,568)        (4,564)
  Conversion of 391,305 shares of Series C
   preferred stock into common stock                              -               -             -             -              360
  Purchase of retirement of common stock                          -               -             -             -               (1)
  Proceeds from issuance of common stock                          -               -             -             -                7
  Net Loss                                                        -               -             -          (1,583)        (1,583)
                                                          ------------   -------------  ------------  ------------  -------------
BALANCE AT DECEMBER 31, 1992 (unaudited)                          -               -             -          (6,151)        (5,781)
  Issuance of common stock for cash, April 1, 1993,
    and May 12, 1993 ($5.50 per share), net of
    offering costs of $1,403,400                                  -               -             -             -            7,039
  Issuance of common stock for cash and license
    agreement, December 9, 1993 ($10.42 per share),
    net of offering costs of $46,833                              -               -             -             -            2,453
  Conversion of Series A preferred stock to common stock          -               -             -             -              600
  Conversion of Series B preferred stock to common stock          -               -             -             -              378
  Conversion of Series C preferred stock to common stock          -               -             -             -            3,444
  Conversion of Series D preferred stock to common stock          -               -             -             -              600
  Conversion of bridge loan to common stock                       -               -             -             -              256
  Net Loss                                                        -               -             -          (2,532)        (2,532)
                                                           -----------   -------------  ------------  ------------  -------------
BALANCE AT DECEMBER 31, 1993 (unaudited)                          -               -             -          (8,683)         6,457

                                 ZONAGEN, INC.
                         (A development stage company)

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (in thousands except share amounts)

                                                                                                                        Additional
                                                                    Preferred Stock               Common Stock            Paid-in
                                                             ----------------------------  ---------------------------
                                                                Shares          Amount        Shares         Amount       Capital
                                                             ------------    ------------  -------------  ------------  -----------
  Deferred compensation resulting from grant of options              -               -              -             -            188
  Amortization of deferred compensation                              -               -              -             -            -
  Exercise of warrants to purchase common stock
    for cash, June 30, 1994 ($3.94 per share)                        -               -           39,623           -            156
  Issuance of common stock for purchase of FTI,
    October 13, 1994                                                 -               -          111,111           -          1,567
  Net loss                                                           -               -              -             -            -
                                                             ------------    ------------  -------------  ------------  -----------
BALANCE AT DECEMBER 31, 1994                                         -               -        3,818,270             4       17,047
  Amortization of deferred compensation                              -               -              -             -            -
  Exercise of options to purchase common stock for cash,
    January and April 1995 ($.10 to $6.13 per share)                 -               -            4,546           -             14
  Issuance of common stock for cash and a financing
    charge, March 9, 1995                                            -               -           16,000           -             76
  Issuance of Series A preferred stock for cash,
    October 4, 1995, and October 19, 1995 ($10.00 per
    share), net of offering costs of $651,495                    598,850               1            -             -          5,336
  Conversion of warrants to purchase common
    stock as a result of offering under antidilution
    clause, October 19, 1995 ($3.63 per share)                       -               -              -             -            -
  Conversion of Series A preferred stock into
    common stock, November and December 1995                     (94,000)            -          259,308           -            -
  Net loss                                                           -               -              -             -            -
                                                             ------------    ------------  -------------  ------------  -----------

BALANCE AT DECEMBER 31, 1995                                     504,850               1      4,098,124             4       22,473
  Deferred compensation resulting from grant of options              -               -              -             -             86
  Amortization of deferred compensation                              -               -              -             -            -
  Exercise of warrants to purchase common stock for cash,
    January through December 1996 ($3.63 per share)                  -               -          227,776           -            827
  Conversion of Series A preferred stock into
    common stock, January through November 1996                 (507,563)             (1)     1,396,826             2           (1)

  Issuance of options for services, January 12, 1996                 -               -              -             -             99
  Exercise of options to purchase common stock for
    cash, February through November 1996 ($.001 to
    $5.50 per share)                                                 -               -           23,100           -             75
  Issuance of common stock for agreement not to
    compete, April 13, 1996                                          -               -           19,512           -            200
  Exercise of warrants to purchase Series A preferred
    stock under cashless exercise provision,
    June 5, 1996                                                   2,713             -              -             -            -
  Issuance of Series B preferred stock for cash,
    September 30, 1996, and October 11, 1996 ($10.00
    per share), net of offering costs of $2,557,440            1,692,500               2            -             -         14,366
  Conversion of Series B preferred stock into common
    stock, November through December 1996                       (177,594)            -          268,058           -            -
  Net loss                                                           -               -              -             -            -
                                                             ------------    ------------  -------------  ------------  -----------

BALANCE AT DECEMBER 31, 1996                                   1,514,906               2      6,033,396             6       38,125

                                                                                                        Deficit
                                                                                                      Accumulated
                                                                                                       During the       Total
                                                            Deferred           Treasury Stock         Development   Stockholders'
                                                                         ---------------------------
                                                          Compensation       Shares        Amount         Stage         Equity
                                                          ------------   -------------  ------------  ------------  -------------
  Deferred compensation resulting from grant of options          (188)            -             -             -              -
  Amortization of deferred compensation                            38             -             -             -               38
  Exercise of warrants to purchase common stock
    for cash, June 30, 1994 ($3.94 per share)                     -               -             -             -              156
  Issuance of common stock for purchase of FTI,
    October 13, 1994                                              -               -             -             -            1,567
  Net loss                                                        -               -             -          (3,970)        (3,970)
                                                          ------------   -------------  ------------  ------------  -------------
BALANCE AT DECEMBER 31, 1994                                     (150)            -             -         (12,653)         4,248
  Amortization of deferred compensation                            37             -             -             -               37
  Exercise of options to purchase common stock for cash,
    January and April 1995 ($.10 to $6.13 per share)              -               -             -             -               14
  Issuance of common stock for cash and a financing
    charge, March 9, 1995                                         -               -             -             -               76
  Issuance of Series A preferred stock for cash,
    October 4, 1995, and October 19, 1995 ($10.00 per
    share), net of offering costs of $651,495                     -               -             -             -            5,337
  Conversion of warrants to purchase common
    stock as a result of offering under antidilution
    clause, October 19, 1995 ($3.63 per share)                    -               -             -             -              -
  Conversion of Series A preferred stock into
    common stock, November and December 1995                      -               -             -             -              -
  Net loss                                                        -               -             -          (4,287)        (4,287)
                                                          ------------   -------------  ------------  ------------  -------------
BALANCE AT DECEMBER 31, 1995                                     (113)            -             -         (16,940)         5,425
  Deferred compensation resulting from grant of options           (86)            -             -             -              -
  Amortization of deferred compensation                            54             -             -             -               54
  Exercise of warrants to purchase common stock for cash
    January through December 1996 ($3.63 per share)               -               -             -             -              827
  Conversion of Series A preferred stock into
    common stock, January through November 1996                   -               -             -             -              -

  Issuance of options for services, January 12, 1996              -               -             -             -               99
  Exercise of options to purchase common stock for
    cash, February through November 1996 ($.001 to
    $5.50 per share)                                              -               -             -             -               75
  Issuance of common stock for agreement not to
    compete, April 13, 1996                                       -               -             -             -              200
  Exercise of warrants to purchase Series A preferred
    stock under cashless exercise provision,
    June 5, 1996                                                  -               -             -             -              -
  Issuance of Series B preferred stock for cash,
    September 30, 1996, and October 11, 1996 ($10.00

    per share), net of offering costs of $2,557,440               -               -             -             -           14,368
  Conversion of Series B preferred stock into common

    stock, November through December 1996                         -               -             -             -              -
  Net loss                                                        -               -             -          (9,470)        (9,470)
                                                          ------------   -------------  ------------  ------------  -------------
BALANCE AT DECEMBER 31, 1996                                     (145)            -             -         (26,410)        11,578

                                 ZONAGEN, INC.
                         (A development stage company)

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (in thousands except share amounts)

                                                                                                                       Additional
                                                                   Preferred Stock               Common Stock            Paid-in
                                                            ----------------------------  ---------------------------
                                                               Shares          Amount        Shares         Amount       Capital
                                                            -------------   ------------  -------------  ------------  -----------
  Deferred compensation resulting from grant of options             -              -               -             -           2,110
  Amortization of deferred compensation                             -              -               -             -             -
  Exercise of options to purchase common stock
    for cash, January through December 1997 ($0.00 to
    $22.25 per share)                                               -              -            90,955           -             522
  Exercise of warrants to purchase common stock
    for cash, January through December 1997 ($3.63 and
    $3.07 per share)                                                -              -            22,368           -              75
  Issuance of common stock for a cashless exercise of
    Series A preferred stock warrants, February through
    September 1997                                                  -              -            81,294           -             -
  Exercise of Series A preferred stock warrants to
    purchase common stock for cash, April 1997 ($11.00
    per share)                                                      -              -               818           -               3
  Issuance of common stock for a cashless exercise of
    Series B preferred stock warrants, April through
    November 1997                                                   -              -            88,223           -             -
  Exercise of Series B preferred stock warrants to
    purchase common stock for cash, April through July
    1997 ($11.00 per share)                                         -              -            17,169           -             125
  Issuance of common stock as final purchase price
    for acquisition of FTI, January 31, 1997 ($9.833 per
    share)                                                          -              -           305,095             1           -
  Issuance of common stock as final debt payment
    on FTI acquisition, January 31, 1997 ($9.833 per
    share)                                                          -              -            19,842           -              94
  Conversion of Series B preferred stock into common
    stock, January through October 1997                      (1,514,906)            (2)      2,295,263             2            (1)
  Issuance of common stock for cash, July 25, 1997
    ($30.00 per share), net of offering costs
    of $5,438,846                                                   -              -         2,587,500             3        72,183
  Purchase of treasury stock, December 1997                         -              -               -             -             -
  Net loss                                                          -              -               -             -             -
                                                            -------------   ------------  -------------  ------------  -----------
BALANCE AT DECEMBER 31, 1997                                        -              -        11,541,923            12       113,236

                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                                         During the       Total
                                                             Deferred           Treasury Stock          Development   Stockholders'
                                                                          ---------------------------
                                                           Compensation       Shares        Amount         Stage          Equity
                                                           ------------   -------------  ------------   -----------   -------------

  Deferred compensation resulting from grant of options         (2,110)            -             -             -               -
  Amortization of deferred compensation                            854             -             -             -               854
  Exercise of options to purchase common stock
    for cash, January through December 1997 ($0.00 to
    $22.25 per share)                                              -               -             -             -               522
  Exercise of warrants to purchase common stock
  for cash, January through December 1997 ($3.63 and
    $3.07 per share)                                               -               -             -             -                75
  Issuance of common stock for a cashless exercise of
    Series A preferred stock warrants, February through
    September 1997                                                 -               -             -             -               -
  Exercise of Series A preferred stock warrants to
    purchase common stock for cash, April 1997 ($11.00
    per share)                                                     -               -             -             -                 3
  Issuance of common stock for a cashless exercise of
    Series B preferred stock warrants, April through
    November 1997                                                  -               -             -             -               -
  Exercise of Series B preferred stock warrants to
    purchase common stock for cash, April through July
    1997 ($11.00 per share)                                        -               -             -             -               125
  Issuance of common stock as final purchase price
    for acquisition of FTI, January 31, 1997 ($9.833 per
    share)                                                         -               -             -             -                 1
  Issuance of common stock as final debt payment
    on FTI acquisition, January 31, 1997 ($9.833 per
    share)                                                         -               -             -             -                94
  Conversion of Series B preferred stock into common
    stock, January through October 1997                            -               -             -             -                (1)

  Issuance of common stock for cash, July 25, 1997
    ($30.00 per share), net of offering costs
    of $5,438,846                                                  -               -             -             -            72,186
  Purchase of treasury stock, December 1997                        -
  Net loss                                                         -            61,500        (1,287)          -            (1,287)
BALANCE AT DECEMBER 31, 1997                                       -               -             -         (13,174)        (13,174)
                                                           ------------   -------------  ------------   -----------   ------------
                                                                (1,401)         61,500        (1,287)      (39,584)         70,976

                                 ZONAGEN, INC.
                         (A development stage company)

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (in thousands except share amounts)

                                                                                                                       Additional
                                                                   Preferred Stock               Common Stock            Paid-in
                                                            ----------------------------  ---------------------------
                                                               Shares          Amount        Shares         Amount       Capital
                                                            -------------   ------------  -------------  ------------  -----------
  Deferred compensation resulting from grant of options            -              -                -             -             55
  Amortization of deferred compensation                            -              -                -             -            -
  Forefeiture of stock options, December 1998                      -              -                -             -            (21)
  Exercise of options to purchase common stock
    for cash, January through October 1998 ($0.43 to
    $22.25 per share)                                              -              -             63,022           -            344
  Issuance of common stock for services, January                   -              -              5,000           -            103
    15, 1998
  Issuance of common stock for a cashless exercise of
    Series B preferred stock warrants, May through
    July 1998                                                      -              -             11,195           -            -
  Purchase of treasury stock, January through
    September 1998 ($13.00 to $20.65 per share)                    -              -                -             -            -
  Net loss                                                         -              -                -             -            -
                                                            -------------   ------------  -------------  ------------  -----------
BALANCE AT DECEMBER 31, 1998                                       -         $    -         11,621,140    $       12    $ 113,717
                                                            =============   ============  =============  ============  ===========

                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                                         During the       Total
                                                             Deferred           Treasury Stock          Development   Stockholders'
                                                                          ---------------------------
                                                           Compensation       Shares        Amount         Stage          Equity
                                                           ------------   -------------  ------------   -----------   -------------

  Deferred compensation resulting from grant of options            -               -             -             -               55
  Amortization of deferred compensation                            422             -             -             -              422
  Forefeiture of stock options, December 1998                       21             -             -             -              -
  Exercise of options to purchase common stock
    for cash, January through October 1998 ($0.43 to
    $22.25 per share)                                              -               -             -             -              344
  Issuance of common stock for services, January
    15, 1998                                                       -               -             -             -              103
  Issuance of common stock for a cashless exercise of
    Series B preferred stock warrants, May through
    July 1998                                                      -               -             -             -              -
  Purchase of treasury stock, January through
    September 1998 ($13.00 to $20.65 per share)
  Net loss                                                         -           353,800        (6,197)          -           (6,197)
BALANCE AT DECEMBER 31, 1998                                       -               -             -         (12,316)       (12,316)
                                                            -----------   -------------  ------------   -----------   -------------
                                                             $    (958)        415,300    $   (7,484)   $  (51,900)   $    53,387
                                                            ===========   =============  ============   ===========   =============

      The accompanying notes are an integral part of these consolidated financial statements.

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                                                                    FROM INCEPTION
                                                                                                                   (AUGUST 20, 1987)
                                                                                                                        THROUGH
                                                                        FOR THE YEAR ENDED DECEMBER 31,                DECEMBER 31,
                                                           --------------------------------------------------------
                                                                 1998               1997                1996              1998
                                                            ----------------  ------------------  -----------------  ---------------
                                                                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $       (12,316)   $        (13,173)   $        (9,470)   $     (51,900)
Loss on disposal of discontinued operations                               -                   -                  -               75
Adjustments to reconcile net loss to net cash
used in operating activities:
       Noncash financing costs                                            -                   -                  -              316
       Depreciation and amortization                                    353                 383                358            1,955
       Noncash expenses related to stock-based
          transactions                                                  477                 853                153            1,558
       Common stock issued for agreement not to
          compete                                                         -                   -                200              200
       Series B Preferred Stock issued for consulting
          services                                                        -                   -                  -               18

Changes in operating assets and liabilities
(net effects of purchase of businesses in 1988 and 1994):
       (Increase) decrease in receivables                               197                (156)              (120)            (113)
       (Increase) decrease in inventory                              (2,932)                (33)                56           (2,857)
       (Increase) decrease in prepaid expenses and other
          current assets                                               (762)                (68)               (44)            (891)
       (Decrease) increase in accounts payable and
          accrued expenses                                             (696)              3,938                877            5,035
                                                            ---------------    -----------------   ----------------   --------------
Net cash used in operating activities                               (15,679)             (8,256)            (7,990)         (46,604)

CASH FLOWS FROM INVESTING ACTIVITIES
       Capital expenditures                                            (572)               (367)              (182)          (1,850)
       Purchase of technology rights and other assets                  (107)               (301)              (204)          (1,079)
       Cash acquired in purchase of FTI                                   -                   -                  -                3
       Proceeds from sale of subsidiary, less
          $12,345 for operating losses during
          1990 phase-out period                                           -                   -                  -              138
       Increase in net assets held for disposal                           -                   -                  -             (213)
                                                            ---------------    -----------------   ----------------   --------------
Net cash used in investing activities                                  (679)               (668)              (386)          (3,001)

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock                           447              72,912                902           83,933
       Proceeds from issuance of preferred stock                          -                   -             14,368           23,688
       Purchase of treasury stock                                    (6,197)             (1,287)                 -           (7,484)
       Proceeds from issuance of notes payable                            -                   -                  -            2,839
       Principal payments on notes payable                              (14)                (14)                (9)          (1,731)
                                                            ---------------    ------------------  ----------------   --------------
Net cash provided by (used in) financing activities                  (5,764)             71,611             15,261          101,245
                                                            ---------------    ------------------  ----------------   --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (22,122)             62,687              6,885           51,640

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     73,762              11,075              4,190                -
                                                            ---------------    -----------------   ----------------   --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $        51,640    $         73,762    $        11,075    $      51,640
                                                            ===============    =================   ================   ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW

       Reduction of debt due to final payment, in stock,
          of FTI Acquisition                                $             -    $             94    $             -    $          94


 The accompanying notes are an integral part of these consolidated financial statements.

                         ZONAGEN, INC, AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND OPERATIONS:
     ---------------------------

     Zonagen, Inc., a Delaware corporation, (together with its subsidiary, Fertility Technologies, Inc. ("FTI") the Company), was organized on August 20, 1987 (Inception), and is a biopharmaceutical company engaged in the development of pharmaceutical products for the reproductive system, including sexual dysfunction, urology, contraception and infertility. Until the sale of substantially all the assets of FTI, its wholly owned subsidiary, in March 1999, Zonagen also sold devices, instruments and supplies to fertility specialists, obstetricians and gynecologists. From Inception through December 31, 1998, the Company has been primarily engaged in research and development and clinical development and is still in a development stage.

         The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings and corporate collaborations. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if appropriate, if the U.S. Food and Drug Administration ("FDA") or other regulatory approvals are obtained. The Company believes that its existing capital resources will be sufficient to fund its operations through at least the end of 2000. The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's clinical and preclinical activities; the progress of the Company's collaborative agreements with affiliates of Schering-Plough Corporation ("Schering-Plough") and costs associated with any future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of Vasomax(R), the Company's oral treatment for male erectile dysfunction, and the Company's other products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if Vasomax(R) is not successfully commercialized and if the results of current or future clinical trials are not favorable. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock. See "Item 1. Description of Business - Business Risks" elsewhere herein.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------

PRINCIPLES OF CONSOLIDATION
---------------------------

     The consolidated financial statements include the accounts of the Company and FTI, its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

                         ZONAGEN, INC, AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

PRODUCT INVENTORY
-----------------

         The Company maintains an inventory of bulk phentolamine which is the active ingredient in Vasomax(R), the Company's oral treatment for male erectile dysfunction. Currently, Schering-Plough is manufacturing and marketing in Mexico under the brand name Z-MAX. Schering-Plough purchases bulk phentolamine from the Company. As of December 31, 1998, the fair market value of this bulk raw material inventory was approximately $2.8 million. Additionally, the Company's inventory consists of products manufactured by others for resale to obstetrics/gynecologists, urologists and fertility clinics. Finished goods inventory at December 31, 1998 was approximately $350,000. Inventory is stated at the lower of cost or market using the first-in, first-out method.

PREPAID EXPENSES AND OTHER CURRENT ASSETS
-----------------------------------------

         Prepaid expenses and other current assets consists partially of prepayments on future phentolamine purchases from the contract manufacturer. As of December 31, 1998, prepayments held by the contract manufacturer were $375,000. Other deposits and other current assets, substantially all of which were prepaid insurance and interest receivable, totaled $657,000 as of December 31, 1998.

LAB EQUIPMENT, FURNITURE
AND LEASEHOLD IMPROVEMENTS
---------------------------

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

                         ZONAGEN, INC, AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of goodwill over the estimated fair value of the goodwill (calculated based on discounting estimated future cash flows).

         Accumulated amortization of goodwill was approximately $865,000 and $655,000 as of December 31, 1998 and 1997, respectively.

         On March 11, 1999, the Company sold substantially all of the assets related to its wholly-owned subsidiary, FTI. The recognition of the sale of these assets will be reflected in the quarter ended March 31, 1999.

OTHER ASSETS
------------

         Other assets consist primarily of patent costs which are being amortized over 17 years, or the lesser of the legal or the estimated economic life of the patent. Accumulated amortization of patent costs was $88,000 and $168,000 at December 31, 1998 and 1997, respectively.

REVENUE RECOGNITION
-------------------

         Revenues from licensing and milestone activities are recognized as these revenues are earned. Any revenue contingent upon future performance by the Company is deferred and recognized as the performance is completed. Royalties are reported in the period received.

RESEARCH AND DEVELOPMENT COSTS
------------------------------

         The Company expenses research and development costs in the period they are incurred. These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform research on behalf of the Company.

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

         In July 1997, the FASB issued SFAS No. 131, "Disclosures About
Segments of an Enterprise and Related Information". SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Due to the disposition of its wholly-owned subsidiary subsequent to year end (see Note
11), the Company now operates in only one segment. Accordingly, the adoption of SFAS 131 has not had a material impact on the disclosure requirements of the Company.

                         ZONAGEN, INC, AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       LAB EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS:
         ---------------------------------------------------

         Lab equipment, furniture and leasehold improvements are classified as follows (in thousands):

                                              DECEMBER 31,

                                            1998            1997
                                       ------------    -------------
Laboratory equipment..............     $         981  $          672
Furniture and fixtures............               226             181
Office equipment..................               246             131
Leasehold improvements............               505             401
                                       -------------  --------------
                                               1,958           1,385
Less - Accumulated depreciation
   and amortization...............            (1,051)           (828)
                                       -------------  --------------
Total.............................     $         907  $          557
                                       =============  ==============

4.       OPERATING LEASES:
         ----------------

         The Company leases laboratory and office space pursuant to leases accounted for as operating leases. Rental expense for the years ended December 31, 1998, 1997 and 1996, was approximately $273,000, $223,000 and $179,000, respectively. Future minimum lease payments under noncancelable leases with original terms in excess of one year as of December 31, 1998, are as follows (in thousands):

                    1999..............           244
                    2000..............            96
                                              ------
                   Total..............        $  340
                                              ======

5.       ACCRUED EXPENSES:
         ----------------

         Accrued expenses consist of the following (in thousands):


                                                                                          DECEMBER 31,
                                                                                         -------------
                                                                                      1998            1997
                                                                                ----------------  -------------
         Research and development costs...............................          $        1,489    $       1,447
         Consulting fees..............................................                      --              178
         Employee bonuses.............................................                     137              175
         Other........................................................                     309              863
                                                                                --------------    -------------
         Total........................................................          $        1,935    $       2,663
                                                                                ==============    =============

6.       FEDERAL INCOME TAXES:
         --------------------

         The Company has had losses since inception and, therefore, has not been subject to federal income taxes. The Company has accumulated approximately $2.2 million of research and development tax credits. As of December 31, 1998 and 1997, the Company had approximately $51.1 million and $38.2 million, respectively, of net operating loss (NOL) carryforwards for federal income tax purposes. Additionally, if not utilized, these NOLs and research and development tax credits will begin to expire in the year 2002 and 2003, respectively.

                         ZONAGEN, INC, AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The Tax Reform Act of 1986 provided for a limitation on the use of NOL and tax credit carryforwards following certain ownership changes that could limit the Company's ability to utilize these NOLs and tax credits. The sale of preferred stock in 1996, together with previous changes in stock ownership, resulted in an ownership change in 1996 for federal income tax purposes. The Company estimates that the amount of pre-1997 NOL carryforwards and the credits available to offset taxable income is limited to approximately $5.4 million per year on a cumulative basis. Accordingly, if the Company generates taxable income in any year in excess of its then cumulative limitation, the Company may be required to pay federal income taxes even though it has unexpired NOL carryforwards. Additionally, because U.S. tax laws limit the time during which NOLs and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOLs and tax credit carryforwards for federal income tax purposes.

          Under SFAS No. 109, "Accounting for Income Taxes," an NOL requires the recognition of a deferred tax asset. As the Company has incurred losses since inception, and there is no certainty of future revenues, a deferred tax asset has been recorded and reserved in full in the accompanying financial statements for the Company's NOL carryforward.

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

                                                                                  DECEMBER 31,
                                                                         -------------------------------
                                                                             1998               1997
                                                                         ------------       ------------
     Deferred tax assets :
     Net operating loss carryforwards.................................   $     17,370       $     12,974
     Book/tax difference on basis of assets and license agreements....             36                 32
     Research and development tax credits.............................          2,200              1,315
     Accruals/expenses not currently deductible.......................             54                 53
                                                                         ------------       ------------
     Total deferred tax assets........................................         19,660             14,374
     Less -- Valuation allowance.......................................       (19,660)           (14,374)
                                                                         ------------       ------------
     Net deferred tax assets..........................................   $         --       $         --
                                                                         ============       ============

7.        STOCKHOLDERS' EQUITY:
          -------------------

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

                         ZONAGEN, INC, AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


WARRANTS
--------

         At December 31, 1998 there were a total of 115,469 warrants outstanding, convertible into 187,602 shares of common stock. All warrants contain a cashless exercise provision. The Company could receive cash proceeds up to approximately $1,108,000 if the cashless exercise provision was not utilized.

         In connection with the October 1995 sale of Series A Preferred Stock, the Company issued warrants (Series A warrants) to the placement agent to purchase 59,885 shares of Series A Preferred Stock at a price of $11.00 per share. At December 31, 1998 there were 18,391 Series A warrants outstanding convertible into 50,733 shares of common stock. These warrants expire in October 2000. The Series A warrants were recorded at zero value in the accompanying consolidated financial statements because the value was determined to be de minimis when issued.

         In connection with the issuance of Series B Preferred Stock, the Company issued warrants (Series B warrants) to the placement agent to purchase 169,250 shares of Series B Preferred Stock at a price of $11.00 per share. At December 31, 1998 there were 75,078 Series B warrants outstanding convertible into 114,869 shares of common stock. The Series B warrants expire in October 2001. The Series B warrants were recorded at estimated fair value of $405,269 and are included as a component of additional paid in capital in the accompanying consolidated financial statements. The fair value of these warrants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of
5.67 percent, no expected dividend yield, expected life of one year and expected volatility of 65 percent.

TREASURY STOCK
--------------

         On December 12, 1997 the Company announced a stock buyback of the Company's common stock. The purchases are to be made from time to time in the open market at prevailing market prices. As of December 31, 1997 the Company purchased a total of 61,500 shares at an aggregate purchase price of $1.3 million for an average price of $20.92 per share. During 1998, the Company purchased an additional 353,800 shares at an aggregate purchase price of $6.2 million for an average of $17.52 per share. Total purchases resulting from the stock buyback program are 415,300 for an aggregate purchase price of $7.5 million for a weighted average purchase price of $18.02 per share.

8.       STOCK OPTIONS:
         -------------

         The Company has two stock option plans for the granting of options to purchase a maximum of 2,150,000 shares of common stock by its employees and consultants over the life of the plans. Currently, the Company, may grant options to purchase up to 1,269,711 shares of common stock under the plans. There are no significant differences between the provisions of each plan. Options are granted with an exercise price per share as determined by the board of directors, generally equal to the fair market value per share of common stock on the grant date. Vesting provisions for each grant are determined by the board of directors and have generally been 20 percent on each anniversary of the grant date. All options expire no later than the tenth anniversary of the grant date. At December 31, 1998, 314,602 options were available to be granted under these plans.

         In December 1996, the board of directors approved the adoption of a new non-employee director stock option plan which supersedes the prior non-employee directors stock option plan and eliminated any remaining options available to be granted under the preceding plan. Pursuant to the terms of this plan, the Company may grant options to purchase up to 400,000 shares of common stock. The plan provides that each director receive options to purchase 25,000 shares of common stock upon initial election to the board of directors and receive options to purchase 2,500 shares at each re-election. The vesting provisions for the initial election grant of options is 20 percent

                         ZONAGEN, INC, AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


on each annual anniversary of the grant date. Vesting for the re-election grant of options is 8.33 percent on each monthly anniversary of the grant date. All options expire no later than the tenth anniversary of the grant date. In December 1996, the Company granted options to purchase 175,000 shares of common stock to members of the board of directors at the fair market value of the stock on the date of grant. As the plan was not approved by the stockholders until June 1997, the Company recorded approximately $2.4 million in deferred compensation relating to these options for the excess over fair market value of the stock between the grant date and the date shareholder approval was received. The deferred compensation is being amortized over the vesting period of the options. At December 31, 1998, 187,500 options were available to be granted under this plan.

         The Company accounts for its stock option plans under APB No. 25 "Accounting for Stock Issued to Employees." Accordingly, deferred compensation is recorded for stock options based on the excess of the market value of the common stock on the measurement date over the exercise price of the options. This deferred compensation is amortized over the vesting period of each option.

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which, if fully adopted, requires the Company to record stock-based compensation at fair value. The Company has adopted the disclosure requirements of SFAS No. 123 for employee stock-based compensation and has elected not to record related compensation expense in accordance with this statement. Had compensation expense for its stock option plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts (in thousands, except for per share amounts):

                                                                  DECEMBER 31,
                                                                  ------------
                                                      1998            1997         1996
                                                   ---------      ------------  -----------
               Net loss -
                 As reported..................     $  12,316        $  13,173    $   9,470
                 Pro forma....................        14,152           14,361        9,791

               Loss per share -
                 As reported..................     $    1.09        $    1.46    $    1.92
                 Pro forma....................          1.26             1.59         1.99

         Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         Under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants in 1998, 1997, and 1996, respectively: risk-free interest rates of 5.2%, 6.3%, and 6.2%; dividend rates of $0; expected lives of 6.0 years; expected volatility of 79%, 60%, and 65%.

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

                         ZONAGEN, INC, AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         A summary of the status of the Company's option plans at December 31, 1998, 1997, and 1996 and changes during the years then ended is presented in the tables below:

                                                  1998                      1997                      1996
                                         -----------------------   -----------------------    ----------------------
                                                        Weighted                 Weighted                   Weighted
                                                         Average                  Average                    Average
                                                        Exercise                 Exercise                   Exercise
                                           Shares         Price       Shares      Price         Shares        Price
                                         ----------   ----------   ----------  -----------    -----------  ----------
  Outstanding at beginning of year..        922,431    $   9.44       775,005   $    6.41        647,855   $    4.52
  Granted...........................        287,527       18.52       320,300       17.57        206,650        7.79
  Exercised.........................        (63,022)       5.45       (90,955)       5.74        (23,100)       3.25
  Forfeited.........................        (47,874)      18.48       (81,919)       6.96        (56,400)       6.10
                                         ----------                ----------                 ----------
  Outstanding at end of year........      1,099,062       11.77       922,431        9.44        775,005        6.41
                                         ==========                ==========                 ==========
  Exercisable at end of year........        524,795        6.92       435,837        5.12        349,364        4.09
  Weighted average fair value of
  options granted at market.........                   $  15.65                 $   13.66                  $    5.39

         The following table summarizes information about stock options outstanding at December 31, 1998:

                                                  Weighted    Weighted                 Weighted
                                                   Average     Average                  Average
                                     Number       Remining    Exercise     Number      Exercise
     Range Of Exercise Prices      Outstanding      Life        Price    Exercisable     Price
     ------------------------      -----------    --------   ---------   -----------   --------
     $  .00 to $ 5.00.......          192,883        4.3     $    2.31       162,883   $   1.99
       5.01 to  10.00.......          521,377        6.3          7.40       320,487       6.94
      10.01 to  15.00.......           25,000        9.8         14.13            --         --
      15.01 to  20.00.......          104,625        9.6         17.45         3,625      18.19
      20.01 to  25.00.......          155,277        9.2         21.28        17,500      21.58
      25.01 to  30.00.......           52,000        8.8         29.87        10,400      29.87
      30.01 to  35.00.......           47,900        8.8         33.25         9,900      33.25
                                    ---------                               --------
                                    1,099,062                                524,795
                                    =========                               ========

9.       LICENSE, RESEARCH AND DEVELOPMENT AGREEMENTS:
         ---------------------------------------------

         In November 1997, the Company entered into exclusive license agreements with affiliates of Schering-Plough Corporation, a major U.S.-based pharmaceutical company (including such affiliates, "Schering-Plough"), with respect to the exclusive license of the Company's Vasomax(R) product for the treatment of male erectile dysfunction. Under the agreement, Schering-Plough paid Zonagen an up-front payment of $10.0 million and agreed to make subsequent aggregate milestone payments up to $47.5 million upon the successful achievement of specified regulatory goals. Zonagen will receive escalating royalties on all product sales under the Schering-Plough agreements.

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

                         ZONAGEN, INC, AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         During 1996, the Company entered into agreements with two contract research organizations to which the Company made cash payments aggregating to approximately $13.5 million and $13.1 million during the years ended December 31, 1998 and 1997, respectively, and recorded payables and accrued expenses of $1.4 million as of December 31, 1998.

         On June 12, 1997, the Company entered into an exclusive supply agreement with a contract manufacturer under which the Company has agreed to purchase all of its bulk phentolamine from the contract manufacturer for a period of five years. The agreement will continue after the initial five-year term for consecutive one year periods until terminated by either party. The agreement obligates the Company to purchase specified minimum quantities of phentolamine and the manufacturer to manufacture phentolamine exclusively for the Company. The Company has already met minimum purchase requirements through the year ended December 31, 1999. The value of the specified minimum quantities of phentolamine for the years ended December 31, 2000 and 2001 are $540,000 and $540,000, respectively.

         In December 1993, the Company entered into an agreement with Schering AG (a pharmaceutical company based in Germany that is not affiliated with Schering-Plough), pursuant to which the Company and Schering AG agreed to jointly research, develop and test zona pellucida-based human contraceptive vaccines. Under the agreement, the Company was required to bear all costs of the development of all such products until the Company had developed a ?lead compound? that met certain specified standards for use in clinical trials. The agreement required Schering AG to make payments to the Company upon certain research and development milestones, none of which had been achieved, and to bear all costs of the development of the vaccine after formulation of a lead compound. Schering AG was required to purchase $2.5 million of Common Stock on or before June 9, 1998 to retain its rights under the agreement beyond such date. Schering AG did not purchase the shares of the Company's Common Stock required to maintain its rights under the agreement; accordingly, the agreement terminated on June 9, 1998. As a result of this termination, Schering AG and the Company have no further obligations under the agreement, and all product rights under the agreement have reverted to the Company.

10.      COMMITMENTS AND CONTINGENCIES:
         ------------------------------

         Cause No. 94-021991; Bonita S. Dunbar v. Baylor College of Medicine, et al.; In the 270th Judicial District Court of Harris County, Texas, Dr. Bonita Sue Dunbar ("Dunbar") filed suit in Harris County, Texas, on May 16, 1994, naming Baylor College of Medicine ("BCM"), BCM Technologies, Inc. ("BCMT"), Fulbright & Jaworski, The Woodlands Venture Capital Company ("Woodlands"), and the Company as defendants (collectively, the "Defendants"). Dunbar is a cellular and molecular biologist who has been employed by BCM as a teacher and research scientist since 1981. During the course of her employment at BCM, Dunbar developed technologies relating to the use of certain recombinant zona pellucida peptides that were assigned to the Company. Dunbar received stock in the Company in exchange for the assignment. In her lawsuit, Dunbar claimed, among other things, that her assignment of the patent right was induced by statutory and constructive fraud and a civil conspiracy on the part of the Defendants, seeking damages and rescission of the assignment. Defendants filed motions for summary judgment on all of Dunbar's claims and received a favorable ruling from the trial Court. Dunbar appealed, and the Court of Appeals reversed the trial Court's grant of summary judgement. Defendants have filed motions for rehearing in the Court of Appeals, which motions are currently pending. If the Court of Appeals denies the motions for rehearing, a petition for review to the Texas Supreme court will likely be pursued by the Company as well as the other Defendants. The Company and the other Defendants believe that Dunbar's claims are without merit and intend to vigorously defend against them. No estimate of loss or range of estimate of loss, if any, can be made at this time.

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

                         ZONAGEN, INC, AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

11.      SUBSEQUENT EVENTS (UNAUDITED):
         -----------------------------

         On February 23, 1999, the Company announced that Schering-Plough Corporation notified the Company that it has exercised its rights to begin manufacturing finished product for Vasomax(R). Vasomax(R) is Zonagen's rapidly disintegrating oral formulation of phentolamine mesylate for the treatment of male erectile dysfunction that is currently under regulatory review by the U.S. Food and Drug Administration and the Medicines Control Agency in the U.K. See "Item 1. Description of Business -- Collaborative and Licensing Agreements -- Schering-Plough" and "-- Manufacturing."

         On March 11, 1999, the Company sold substantially all of the assets related to its wholly-owned subsidiary, FTI. These assets included the company name, accounts receivable, inventory, property and equipment, and certain Zonagen assets relating to the operation of FTI, for $2.25 million cash and the assumption of certain specified liabilities. The sales agreement provided for a purchase price adjustment relating to the fluctuation in working capital, excluding cash, from December 31, 1998 as compared to February 28, 1999. The results of FTI have been reported separately as discontinued operations in the accompanying consolidated financial statements. Prior year consolidated financial statements have been restated to present FTI as discontinued. Revenues for FTI were $3.3 million, $3.5 million and $3.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

         The components of assets and liabilities of discontinued operations included in the consolidated balance sheet are as follows (in thousands):

                                                                              December 31,
                                                                              ------------
                                                                          1998          1997
                                                                       ----------    ----------
    Current assets :
        Accounts receivable......................................      $      318    $      515
        Inventory................................................             350           207
        Other current assets.....................................              23            38
                                                                       ----------    ----------
        Total current assets.....................................             691           760
    Furniture and equipment, net.................................              70            72
    Goodwill, net................................................             584           794
                                                                       ----------    ----------
    Total Assets.................................................           1,345         1,626
                                                                       ----------    ----------
    Accounts payable and other...................................             275           342
                                                                       ----------    ----------
    Net assets...................................................      $    1,070    $    1,284
                                                                       ==========    ==========