Form 10-K/A
period 1998-12-31
ZONAGEN INC
filed 1999-04-07
CIK 897075

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ________
                         Commission File Number 0-21198

                                  ZONAGEN, INC.
             (Exact name of registrant as specified in its charter)

                     Delaware                                76-0233274
          (State of other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                 Identification No.)

         2408 Timberloch Place, Suite B-4
               The Woodlands, Texas                             77380
     (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (281) 367-5892
                      ------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                Title of each class                     Name of each exchange on
                                                             which registered
                Common Stock, $.001 par value             Pacific Exchange, Inc.

           Securities registered pursuant to Section 12(g) of the Act:

                Title of each class                    Name of each exchange on
                                                            which registered
                Common Stock, $.001 par value           Nasdaq National Market

                Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /x/  No _____

                Indicate by checkmark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

                The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $310,086,607 as of March 11, 1999, based on the closing sales price of the registrant's common stock on the Nasdaq National Market on such date of $30.50 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the shares of the registrant's common stock are assumed to be affiliates. As of March 11, 1999, 11,220,894 shares of the registrant's common stock were outstanding.

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

================================================================================

Explanation:

Registrant is filing this 10-K/A solely to properly indicate on the cover the "Securities Registered Pursuant to Section 12(g) of the Act."

                                   SIGNATURES

                Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 6, 1999.

                                               ZONAGEN, INC.


                                               By:  /s/ Joseph S. Podolski
                                                    ---------------------------
                                                    Joseph S. Podolski
                                                    President and Chief
                                                      Executive Officer