Form 10-Q
period 1999-03-31
ZONAGEN INC
filed 1999-05-12
CIK 897075

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

                                 or

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

     As of April 29, 1999 there were outstanding 11,244,966 shares of Common Stock, par value $.001 per share, of the Registrant.

                                 ZONAGEN, INC.
                         (A development stage company)

                     For the Quarter Ended March 31, 1999

                                     INDEX

                                                                            PAGE

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS                                   3

PART I.  FINANCIAL INFORMATION                                                 4

Item 1.  Financial Statements

         Consolidated Balance Sheets:  March 31, 1999 (Unaudited)
         and December 31, 1998                                                 5

         Consolidated Statements of Operations: For the three months ended March 31, 1999 and 1998 and from Inception (August 20, 1987)
         through March 31, 1999 (Unaudited)                                    6

         Consolidated Statements of Cash Flows: For the three months ended March 31, 1999 and 1998, and from Inception (August 20, 1987)
         through March 31, 1999 (Unaudited)                                    7

         Notes to Consolidated Financial Statements                            8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            14


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    19

Item 6.  Exhibits and Reports on Form 8-K                                     20

SIGNATURES                                                                    21

                 FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. These risks and uncertainties include risks associated with the Company's early stage of development, uncertainties related to clinical trial results and FDA approval, the Company's substantial dependence on one product and early stage of development of other products, the Company's history of operating losses and accumulated deficit, the Company's future capital needs and uncertainty of additional funding, uncertainty of protection for the Company's patents and proprietary technology, the effects of government regulation of and lack of assurance of regulatory approval for the Company's products, the Company's limited sales and marketing experience and dependence on collaborators, manufacturing uncertainties and the Company's reliance on third parties for manufacturing, competition and technological change, product liability and availability of insurance, the Company's reliance on contract research organizations, and other risks and uncertainties described in the Company's filings with the Securities and Exchange Commission. For additional discussion of such risks, uncertainties and assumptions, see "Item 1. Description of Business - Business Risks" and "Item 3. Legal Proceedings" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and "Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Part II. Other Information - Item 1. Legal Proceedings" included elsewhere in this quarterly report on Form 10-Q.

                        Part I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands except share amounts)

                                                                      MARCH 31,         DECEMBER 31,
                                                                        1999                1998
                                                                      --------            --------
                                                                     (unaudited)
                                ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                           $ 48,150            $ 51,640
  Accounts receivable                                                        -                 318
  Product inventory                                                      2,642               3,139
  Prepaid expenses and other current assets                                972               1,032
                                                                      --------            --------
    Total current assets                                                51,764              56,129
LAB EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS, net                   945                 907
GOODWILL, net                                                                -                 584
OTHER ASSETS, net                                                        1,161               1,022
                                                                      --------            --------
    Total assets                                                      $ 53,870            $ 58,642
                                                                      ========            ========
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                    $  1,821             $ 3,317
  Accrued expenses                                                       2,120               1,935
  Current portion of long-term notes payable                                 -                   3
                                                                      --------            --------
    Total current liabilities                                            3,941               5,255
                                                                      --------            --------
LONG-TERM NOTES PAYABLE                                                      -                   -
                                                                      --------            --------
STOCKHOLDERS' EQUITY
  Undesignated Preferred Stock, $.001 par value, 5,000,000
    shares authorized, none issued and outstanding                           -                   -
  Common Stock, $.001 par value, 20,000,000 shares
    authorized, 11,636,603 and 11,621,140 shares issued,
    respectively; 11,221,303 and 11,205,840 shares
    outstanding, respectively                                               12                  12
  Additional paid-in capital                                           113,763             113,717
  Deferred compensation                                                   (870)               (958)
  Cost of treasury stock, 415,300 and 415,300 shares, respectively      (7,484)             (7,484)
  Deficit accumulated during the development stage                     (55,492)            (51,900)
                                                                      --------            --------
    Total stockholders' equity                                          49,929              53,387
                                                                      --------            --------
    Total liabilities and stockholders' equity                        $ 53,870            $ 58,642
                                                                      ========            ========

       The accompanying notes are an integral part of these consolidated financial statements.

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (unaudited and in thousands except per share amounts)

                                                                                                         FROM INCEPTION
                                                                                                        (AUGUST 20, 1987)
                                                          THREE MONTHS ENDED MARCH 31,                      THROUGH
                                                          ---------------------------                       MARCH 31,
                                                           1999                     1998                       1999
                                                       ------------              ------------                --------
                                                                                                            (unaudited)
REVENUES
  Licensing fees                                       $          -              $         -                 $ 20,250
  Product royalties                                               -                        -                      163
  Interest income                                               629                    1,067                    6,687
                                                       ------------              -----------                 --------
      Total revenues                                            629                    1,067                   27,100
COSTS AND EXPENSES
  Research and development                                    4,353                    6,344                   67,858
  General and administrative                                    933                      765                   13,457
  Interest expense and amortization
    of intangibles                                                8                        3                      388
                                                       ------------              -----------                 --------
      Total costs and expenses                                5,294                    7,112                   81,703
                                                       ------------              -----------                 --------
Loss from continuing operations                              (4,665)                  (6,045)                 (54,603)
Income (loss) from discontinued operations                       59                       54                   (1,828)
Gain on disposal                                              1,014                        -                      939
                                                       ------------              -----------                 --------
NET LOSS                                               $     (3,592)             $    (5,991)               $ (55,492)
                                                       ============              ===========                =========
Loss per share - basic and diluted:
Loss from continuing operations                        $      (0.42)             $     (0.53)
Income from discontinued operations                            0.01                        -
Gain on disposal                                               0.09                        -
                                                       ------------              -----------
NET LOSS                                               $      (0.32)             $     (0.53)
                                                       ============              ===========
Shares used in income (loss) per share calculation:
Basic and diluted                                        11,214,502               11,322,142


                      The accompanying notes are an integral part of these consolidated financial statements.

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (unaudited and in thousands)

                                                                                                    FROM INCEPTION
                                                                                                   (AUGUST 20, 1987)
                                                              THREE MONTHS ENDED MARCH 31,              THROUGH
                                                              ----------------------------              MARCH 31,
                                                                 1999               1998                  1999
                                                               --------           --------               --------
                                                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $ (3,592)          $ (5,991)             $ (55,492)
Gain on disposal of discontinued operations                      (1,014)                 -                   (939)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Noncash financing costs                                             -                  -                    316
  Depreciation and amortization                                     146                116                  2,101
  Noncash expenses related to stock-based
    transactions                                                     87                155                  1,645
  Common stock issued for agreement not to
    compete                                                           -                  -                    200
  Series B Preferred Stock issued for consulting
    services                                                          -                  -                     18
Changes in operating assets and liabilities
(net effects of purchase of businesses in 1988 and 1994):
  (Increase) decrease in receivables                                (85)              (128)                  (198)
  (Increase) decrease in inventory                                  184                  4                 (2,673)
  (Increase) decrease in prepaid expenses and other
    current assets                                                   34               (309)                  (857)
  (Decrease) increase in accounts payable and
    accrued expenses                                             (1,217)            (1,428)                 3,818
                                                               --------           --------               --------
Net cash used in operating activities                            (5,457)            (7,581)               (52,061)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                             (179)               (31)                (2,029)
  Purchase of technology rights and other assets                   (150)              (161)                (1,229)
  Cash acquired in purchase of FTI                                    -                  -                      3
  Proceeds from sale of subsidiary, less
    $12,345 for operating losses during
    1990 phase-out period                                             -                  -                    138
  Proceeds from sale of the assets of Fertility                   2,250                  -                  2,250
    Technologies, Inc., subsidiary
  Increase in net assets held for disposal                            -                  -                   (213)
                                                               --------           --------               --------
Net cash provided by (used in) investing activities               1,921               (192)                (1,080)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                             47                370                 83,980
  Proceeds from issuance of preferred stock                           -                  -                 23,688
  Purchase of treasury stock                                          -             (4,022)                (7,484)
  Proceeds from issuance of notes payable                             -                  -                  2,839
  Principal payments on notes payable                                (1)                (4)                (1,732)
                                                               --------           --------               --------
Net cash provided by (used in) financing activities                  46             (3,656)               101,291
                                                               --------           --------               --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (3,490)           (11,429)                48,150
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 51,640             73,762                      -
                                                               --------           --------               --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 48,150           $ 62,333               $ 48,150
                                                               ========           ========               ========


                      The accompanying notes are an integral part of these consolidated financial statements.

                         ZONAGEN, INC. AND SUBSIDIARY
                        (A development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999
                                  (Unaudited)

NOTE 1  --  Organization and Operations

     Zonagen, Inc., a Delaware corporation, (the Company), was organized on August 20, 1987 (Inception), and is a biopharmaceutical company engaged in the development of pharmaceutical products for the reproductive system, including sexual dysfunction, urology, contraception and infertility. Until the sale of substantially all the assets of Fertility Technologies, Inc. (FTI), its wholly owned subsidiary, in March 1999, Zonagen also sold devices, instruments and supplies to fertility specialists, obstetricians and gynecologists. From inception through March 31, 1999, the Company has been primarily engaged in research and development and clinical development and is still in a development stage.

     The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings and corporate collaborations. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its existing and future product candidates, and to commence sales and marketing efforts, if appropriate, if the U.S. Food and Drug Administration ("FDA") or other regulatory approvals are obtained. The Company believes that its existing capital resources will be sufficient to fund its operations through at least the end of 2000. The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's clinical and preclinical activities; the progress of the Company's collaborative agreements with affiliates of Schering-Plough Corporation ("Schering-Plough") and costs associated with any future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of Vasomax(R), the Company's oral treatment for male erectile dysfunction, and the Company's other future product candidates; the Company's ability to obtain regulatory approvals; the success of the Company's potential sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if Vasomax(R) is not successfully commercialized, if necessary regulatory approvals are not obtained when expected and if the results of current or future clinical trials are not favorable. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to

                         ZONAGEN, INC. AND SUBSIDIARY
                        (A development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999
                                  (Unaudited)

the Company on favorable terms or at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock.

NOTE 2  --  Sale of Fertility Technologies, Inc.

     On March 11, 1999, the Company sold substantially all of the assets related to its wholly-owned subsidiary, FTI. These assets included the company name, accounts receivable, inventory, property and equipment, and certain Zonagen assets relating to the operation of FTI, for $2.25 million cash and the assumption of certain specified liabilities. The sales agreement provided for a purchase price adjustment relating to the fluctuation in working capital, excluding cash, from December 31, 1998 as compared to February 28, 1999. During the quarter ended March 31, 1999, the Company recorded a gain on the sale of FTI of $1.0 million.

     The results of FTI have been reported separately as discontinued operations in the accompanying consolidated financial statements. Prior period consolidated financial statements have been restated to present FTI as discontinued. Revenues for FTI were approximately $558,000 for the two months ended February 28, 1999 as compared to $929,000 for the period ended March 31, 1998.

     The components of assets and liabilities of discontinued operations included in the consolidated balance sheet for the year ended December 31, 1998 are as follows (in thousands):
                                                   DECEMBER 31,
                                                      1998
                                                     -------
          Current assets:
            Accounts receivable....................  $   318
            Inventory..............................      350
            Other current assets...................       23
                                                     -------
            Total current assets...................      691
          Furniture and equipment, net.............       70
          Goodwill, net............................      584
                                                     -------
          Total Assets.............................    1,345
                                                     -------
          Accounts payable and other...............      275
                                                     -------
          Net assets...............................  $ 1,070
                                                     =======

                         ZONAGEN, INC. AND SUBSIDIARY
                        (A development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999
                                  (Unaudited)

NOTE 3 -- PRODUCT INVENTORY

     The Company maintains an inventory of bulk phentolamine which is the active ingredient in Vasomax(R), the Company's oral treatment for male erectile dysfunction. Currently, Schering-Plough is manufacturing and marketing in Mexico under the brand name Z-MAX and expects to launch the product in other Latin American countries. Schering-Plough purchases bulk phentolamine from the Company. As of March 31, 1999, the fair market value of this bulk raw material inventory was approximately $2.6 million. Prior to the sale of FTI the Company's inventory also consisted of products manufactured by others for resale to obstetrics/gynecologists, urologists and fertility clinics. There was no finished goods inventory at March 31, 1999.

     The Company entered into a purchase order with the contract manufacturer of phentolamine and has an obligation to purchase $1,500,000 of bulk phentolamine during 1999, of which the Company has already paid a deposit of $375,000 against that purchase. Under the terms of the agreement, the Company has already met minimum purchase requirements for the year ended December 31, 1999. See "NOTE 7 -- Agreements."

NOTE 4 -- PREPAID EXPENSES AND OTHER CURRENT ASSETS

    During the three months ended March 31, 1999, prepaid expenses and other current assets decreased to approximately $972,000. As of March 31, 1999, prepayments held by the phentolamine contract manufacturer were $375,000. Other prepaid expenses and other current assets, substantially all of which were relating to phentolamine resale, other expenses for which the Company expects reimbursement and interest receivable, totaled $597,000 as of March 31, 1999.

NOTE 5 -- STOCKHOLDERS' EQUITY

Common Stock

     On July 25, 1997, the Company completed a public offering of Common Stock in which it sold 2,587,500 shares of Common Stock (including the shares issued pursuant to the exercise of the underwriters' over-allotment option) at a price of $30.00 per share. The net proceeds of the public offering were approximately $72.2 million.

Warrants

     During the first quarter of 1999, the Company issued an aggregate 5,184 shares of Common Stock upon the cashless exercise of 5,850 stock warrants. Additionally, warrants to purchase an aggregate 536 shares of Common Stock were exercised for total proceeds of $3,850 at a price of $7.18 per common share. As of March 31, 1999, there were a total of 109,269 warrants outstanding, convertible into 181,031 shares of common stock. All warrants outstanding contain a

                         ZONAGEN, INC. AND SUBSIDIARY
                        (A development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999
                                  (Unaudited)


cashless exercise provision. The Company would receive cash proceeds up to approximately $1.1 million if the cashless exercise provision was not utilized.

Treasury Stock

     On December 12, 1997 the Company announced a stock buyback of the Company's Common Stock. The purchases are to be made from time to time in the open market at prevailing market prices. As of December 31, 1998 the Company had purchased an aggregate of 415,300 shares of Common Stock under the stock buyback program at an aggregate purchase price of $7.5 million, representing an average purchase price of $18.021 per share. The Company did not purchase any shares of Common Stock in the current fiscal year through May 12, 1999.

NOTE 6 -- STOCK OPTIONS

     The Company records and amortizes over the related vesting periods deferred non-cash compensation representing the difference between the exercise price of options granted and the deemed fair market value of the Common Stock at the time of grant. The Company recorded compensation expense of approximately $69,500 in the quarter ending March 31, 1999 related to the amortization of deferred compensation recorded in connection with options granted under the 1996 Non-employee Director Stock Option Plan (the "Director Plan"). Amortization of deferred compensation recorded in connection with other option grants totaled approximately $18,000 in the quarter ending March 31, 1999.

     During the three month period ended March 31, 1999, the Company granted options, to directors, employees and consultants, of 86,500 shares of Common Stock at exercise prices ranging from $19.75 to $29.00. During the three months ended March 31, 1999, the Company issued an aggregate of 9,743 shares of Common Stock upon the exercise of stock options, at prices ranging from $0.64 to $6.13.

NOTE 7 -- AGREEMENTS

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

     On June 30, 1998 the Company received an accelerated milestone payment of $5.0 million from Schering-Plough that was

                         ZONAGEN, INC. AND SUBSIDIARY
                        (A development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999
                                  (Unaudited)


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

     During 1996, the Company entered into agreements with two contract research organizations to which the Company made cash payments aggregating to approximately $1.8 million and $4.8 million during the quarters ended March 31, 1999 and 1998, respectively, and recorded payables and accrued expenses of $1.7 million as of March 31, 1999.

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

     In February 1999, Schering-Plough notified the Company that it has exercised its right to begin manufacturing finished product for Vasomax(R).

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

     On May 16, 1994, Dr. Bonita Sue Dunbar ("Dunbar") filed suit in the 270th District Court of Harris County, Texas naming Baylor College of Medicine,
BCM Technologies, Inc., Fulbright & Jaworski, L.L.P., The Woodlands
Venture Capital Company and the Company as defendants. The lawsuit has been dismissed without the right of Dunbar to re-file and with no monetary consideration paid by the Company.

                         ZONAGEN, INC. AND SUBSIDIARY
                        (A development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999
                                  (Unaudited)


     Certain purported class action complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder have been filed against the Company and certain of its officers and directors. These complaints were filed in the United States District Court for the Southern District of Texas in Houston, Texas and were consolidated on May 29, 1998. The plaintiffs purport to bring the suit on behalf of all purchasers of Zonagen common stock between February 7, 1996 and January 9, 1998. The plaintiffs assert that the defendants made materially false and misleading statements and failed to disclose material facts about the patents and patent applications of the Company relating to Vasomax(R) and ImmuMax(TM), and about the Company's clinical trials of Vasomax(R). The plaintiffs seek to have the action declared to be a class action, and to have rescissionary or compensatory damages in an unstated amount, along with interest and attorney's fees. On March 30, 1999, the Court granted the defendants' motion to dismiss, and dismissed the case with prejudice. The plaintiffs have filed an appeal. The Company and the individual defendants believe that these actions are without merit and intend to defend against them vigorously. No estimate of loss or range of estimate of loss, if any, can be made at this time.

     The Company is involved in certain other litigation matters which it believes will not have a material adverse effect on the Company.

NOTE 9 - SUBSEQUENT EVENTS

     On May 10, 1999, Zonagen, Inc. and Schering-Plough jointly announced that the companies have decided to forego a June FDA Advisory Panel review of the New Drug Application (NDA) for Vasomax(R) until the results of additional clinical studies being conducted by Schering-Plough can be submitted to the FDA. As a result of this decision, Zonagen expects that the FDA will issue a non-approvable letter for the NDA. Vasomax(R) is Zonagen's oral treatment for erectile dysfunction.

     Zonagen completed two positive pivotal clinical trials that formed the basis of the NDA for Vasomax(R). Zonagen and Schering-Plough believe that inclusion of the new data from the ongoing studies should enhance the regulatory filing and the commercial product profile for Vasomax(R). Both companies are committed to obtaining approval of Vasomax(R) with the optimal safety and efficacy product profile.

     Zonagen expects to submit the data to the FDA as an amendment to the NDA. It was not possible to extend the deadline for completion of the FDA review therefore it was decided to accept a non-approvable letter.

     Schering-Plough is continuing to seek regulatory approvals for Vasomax(R) in countries outside the United States, having launched the product in Mexico in June 1998 and Brazil in April 1999. A regulatory application was filed in the United Kingdom in August 1998 as the first step in a mutual recognition procedure for the European Union.

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

     On March 11, 1999, the Company sold for cash the assets of its wholly owned subsidiary, Fertility Technologies, Inc. ("FTI") to SAGE BioPharma, Inc., a subsidiary of Counsel Corporation (Nasdaq: CXSN). The sale of FTI allows the Company to focus all of its attention on its core business, the development of pharmaceutical products for conditions associated with the reproductive system. See "Item 1. Financial Statements - Note 2 - Sale of Fertility Technologies, Inc. of Notes to Consolidated Financial Statements (Unaudited)."

     In 1997, Zonagen entered into a worldwide sales and marketing agreement with Schering-Plough Corporation for Vasomax(R), the Company's rapidly disintegrating oral formulation of phentolamine mesylate for Male Erectile Dysfunction ("MED"). In March 1998, Schering-Plough submitted a Product Registration Application in Mexico for Vasomax(R) and subsequently began product sales in May 1998, following approval by the Mexican regulatory authorities. Schering-Plough expects to launch the product in other Latin American countries. On July 14, 1998, Zonagen submitted its first New Drug Application ("NDA") to the U.S. Food and Drug Administration ("FDA") for Vasomax(R) for the treatment of MED. In August 1998, Schering-Plough submitted a Marketing Approval Application for Vasomax(R) with the Medicines Control Agency in the United Kingdom. In February 1999, Schering-Plough notified the Company that it has exercised its right to begin manufacturing finished product for Vasomax(R). Schering-Plough intends to file Marketing Authorization Applications for Vasomax(R) in all other countries in the European Union ("EU") using the EU Mutual Recognition Procedure following approval in the U.K.

     On May 10, 1999, Zonagen, Inc. and Schering-Plough jointly announced that the companies have decided to forego a June FDA Advisory Panel review of the New Drug Application (NDA) for Vasomax(R) until the results of additional clinical studies being conducted by Schering-Plough can be submitted to the FDA. As a result of this decision, Zonagen expects that the FDA will issue a non-approvable letter for the NDA. Vasomax(R) is Zonagen's oral treatment for erectile dysfunction.

     Zonagen completed two positive pivotal clinical trials that formed the basis of the NDA for Vasomax(R). Zonagen and Schering-Plough believe that inclusion of the new data from the ongoing studies should enhance the regulatory filing and the commercial product profile for Vasomax(R). Both companies are committed to obtaining approval of Vasomax(R) with the optimal safety and efficacy product profile.

     Zonagen expects to submit the data to the FDA as an amendment to the NDA. It was not possible to extend the deadline for completion of the FDA review therefore it was decided to accept a non-approvable letter.

     Schering-Plough is continuing to seek regulatory approvals for Vasomax(R) in countries outside the United States, having launched the product in Mexico in June 1998 and Brazil in April 1999. A regulatory application was filed in the United Kingdom in August 1998 as the first step in a mutual recognition procedure for the European Union.

     There can be no assurance, however, that the FDA will consider such studies satisfactory for approval of the NDA submission or whether additional studies will be required; nor can there be any assurance that the FDA will ultimately approve Vasomax(R). Certain risks and uncertainties associated with the filing and the FDA review of the NDA are described or referenced in "Factors Affecting Forward-Looking Statements" included elsewhere in this Quarterly Report on Form 10-Q.

     In December 1998, the Company initiated a U.S. Phase I clinical trial of Vasofem, a vaginal form of phentolamine mesylate, for the treatment of Female Sexual Dysfunction ("FSD").

     The Company has several preclinical development programs for the treatment of MED, including an oral combination treatment and a multi-component injection for second-line therapy. In addition to sexual dysfunction, the Company has ongoing research and development programs for other diseases and disorders of the reproductive system, including several new approaches to contraception and new treatments for urological diseases such as benign prostate hyperplasia ("BPH") and prostate cancer.

     As of March 31, 1999, the Company had an accumulated deficit of approximately $55.5 million. There can be no assurance that the Company will be able to successfully complete the transition from a development stage company to the successful introduction of commercially viable products. The Company's ability to achieve profitability will depend, among other things, on successfully completing the development of its products, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others which possess such capabilities, and raising sufficient funds to finance its activities. There can be no assurance that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained.

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

     The Company is in the process of surveying its third party suppliers and is requesting that they represent that their products and services are to be Year 2000 compliant and that they have a program to test for compliance. Additionally, the Company will assess those vendors that are not Year 2000 compliant and will find alternative vendors that are compliant.

     Because the Company currently anticipates that it will achieve Year 2000 compliance, it has not formulated a contingency plan. However, should the Company determine there is

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999
                                  (Unaudited)


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     Revenues.   Total revenues decreased 43% to $629,000 for the quarter ended
March 31, 1999 as compared to $1.1 million for the same period in the prior year. The decrease is due primarily to decreased cash balances as a result of the Company's net cash used in operating activities and stock repurchases during the year ended December 31, 1998. Schering-Plough commenced sales of Vasomax(R) in Mexico under the brand name of Z-MAX in May 1998. Under the terms of the license agreement, the Company receives quarterly royalty payments based on net product sales by Schering-Plough. These quarterly payments may lag current quarter sales by up to sixty days. There were no product royalties received for the quarter ended March 31, 1999. Until Vasomax(R) is approved and launched on a broader basis, the Company expects royalty payments to reflect fluctuations due to inventory stocking and promotional activities.

     Research and Development Expenses. Research and development ("R&D") expenses include internal and contracted research and regulatory affairs activities. R&D expenses decreased 31% to $4.4 million for the quarter ended March 31, 1999 as compared to $6.3 million for the same period in the prior year. The decrease was due primarily to a decline in contracted costs associated with the development of Vasomax(R). These contracted costs decreased 41% to approximately $3.2 million during the quarter ended March 31, 1999 as compared to approximately $5.4 million during the same period in the prior year. The reduction in contracted costs associated with the development of Vasomax(R) is a result of a reduction in contract research and regulatory activity following the July 14, 1998 NDA submission to the FDA for Vasomax(R) and the completion of Phase III and open label clinical trials. The Company will continue to incur costs in connection with the further development of Vasomax(R) until the regulatory process is complete. General R&D expenses increased 20% to approximately $1.1 million for the quarter ended March 31, 1999 as compared to $913,000 during the same period in the prior year. This increase was primarily due to expenses associated with hiring additional personnel and expanding the Company's research and drug screening capabilities. The

                         ZONAGEN, INC. AND SUBSIDIARY
                        (A development stage companyy)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999
                                  (Unaudited)


Company expects its research and development expenses to increase during the remainder of 1999 and for at least the next several years as the Company progresses with clinical trial programs for future product candidates.

     General and Administrative Expenses. General and administrative expenses increased 22% to $933,000 during the quarter ended March 31, 1999 from $765,000 in the first quarter of 1998. The increase was primarily due to expenses associated with hiring and relocating several new members of the management team.

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

     The Company used net cash of approximately $5.5 million for operating activities in the three months ended March 31, 1999 as compared to approximately $7.6 million for the same period in the prior year. The Company had cash and cash equivalents of approximately $48.1 million at March 31, 1999. The decrease for the three months ended March 31, 1999 was due primarily to a decline in contracted costs associated with the development of Vasomax(R). The reduction in contracted costs associated with the development of Vasomax(R) is a result of a reduction in contract research and regulatory activity following the July 14, 1998 NDA submission to the FDA for Vasomax(R) and the completion of Phase III and open label clinical trials.

     The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings and corporate collaborative agreements. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if FDA and other regulatory approvals are obtained. The Company believes that its existing capital resources will be sufficient to fund its operations through at least the end of 2000. The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's clinical and preclinical activities; the progress of the Company's collaborative agreements with affiliates of Schering-Plough and costs associated with any future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of Vasomax(R) and the Company's other future

                         ZONAGEN, INC. AND SUBSIDIARY
                        (A development stage companyy)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999
                                  (Unaudited)


product candidates; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if the results of its current or future clinical trials, the regulatory approval process, and the commercialization of Vasomax(R) are not favorable or timely. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On May 16, 1994, Dr. Bonita Sue Dunbar ("Dunbar") filed suit in the 270th District Court of Harris County, Texas, naming Baylor College of Medicine, BCM Technologies, Inc., Fulbright & Jaworski, L.L.P., The Woodlands Venture Capital Company and the Company as defendants. The lawsuit has been dismissed without the right of Dunbar to re-file and with no monetary consideration paid by the Company.

     Certain purported class action complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder have been filed against the Company and certain of its officers and directors. These complaints were filed in the United States District Court for the Southern District of Texas in Houston, Texas and were consolidated on May 29, 1998. The plaintiffs purport to bring the suit on behalf of all purchasers of Zonagen common stock between February 7, 1996 and January 9, 1998. The plaintiffs assert that the defendants made materially false and misleading statements and failed to disclose material facts about the patents and patent applications of the Company relating to Vasomax(R) and ImmuMax(TM), and about the Company's clinical trials of Vasomax(R). The plaintiffs seek to have the action declared to be a class action, and to have rescissionary or compensatory damages in an unstated amount, along with interest and attorney's fees. On March 30, 1999, the Court granted the defendants' motion to dismiss, and dismissed the case with prejudice. The plaintiffs have filed an appeal. The Company and the individual defendants believe that these actions are without merit and intend to defend against them vigorously. No estimate of loss or range of estimate of loss, if any, can be made at this time.

     The Company is involved in certain other litigation matters which it believes will not have a material adverse effect on the Company.

ITEM 6.  Exhibits and Reports on Form 8-K

         a. Exhibits

            Exhibit No.   Identification of Exhibit
            -----------   -------------------------
            10.1          Asset Purchase Agreement between Zonagen, Inc.,
                          Fertility Technologies, Inc. and Sage BioPharma, Inc.
                          dated as of March 1, 1999

            10.2          Employment Agreement between the Company and F. Scott
                          Reding

            11.1          Statement Regarding Computation of Net Loss Per Share

            27.1          Financial Data Schedule

         b. Reports on Form 8-K

            (1) Current Report on Form 8-K dated March 12, 1999 reporting under Item 5.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 ZONAGEN, INC.


Date:  May 12, 1999
                                 By: /s/ Joseph S. Podolski
                                     -------------------------------
                                     Joseph S. Podolski
                                     President and
                                     Chief Executive Officer
                                     (Principal Executive Officer)

Date:  May 12, 1999
                                 By  /s/ F. Scott Reding
                                    -------------------------------
                                    F. Scott Reding
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)