Form 10-Q
period 1999-06-30
ZONAGEN INC
filed 1999-08-13
CIK 897075

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

                                      or

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

  As of August 11, 1999 there were outstanding 11,248,966 shares of Common Stock, par value $.001 per share, of the Registrant.

                                 ZONAGEN, INC.
                         (A development stage company)

                      For the Quarter Ended June 30, 1999

                                     INDEX

                                                                                         Page
                                                                                         ----
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS                                                3

PART I.         FINANCIAL INFORMATION                                                       4

Item 1.         Financial Statements

                Consolidated Balance Sheets:  June 30, 1999 (Unaudited)
                and December 31, 1998                                                       5

                Consolidated Statements of Operations:  For the three months ended
                June 30, 1999 and 1998, six months ended June 30, 1999 and 1998
                and from Inception (August 20, 1987) through June 30, 1999 (Unaudited)      6

                Consolidated Statements of Cash Flows:  For the three months ended
                June 30, 1999 and 1998, six months ended June 30, 1999 and 1998
                and from Inception (August 20, 1987) through June 30, 1999 (Unaudited)      7

                Notes to Consolidated Financial Statements                                  8

Item 2.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                  15


PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                                          22

Item 4.         Submission of Matters to a Vote of Security Holders                        23

Item 6.         Exhibits and Reports on Form 8-K                                           23

SIGNATURES                                                                                 24

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

                         Part I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

  The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands except share amounts)

                                                                            June 30,        December 31,
                                                                             1999              1998
                                                                        ----------------  ----------------
                                                                          (unaudited)
                                ASSETS
Current Assets
     Cash and cash equivalents                                                 $ 43,105          $ 51,640
     Accounts receivable                                                              -               318
     Product inventory                                                            2,503             3,139
     Prepaid expenses and other current assets                                    1,112             1,032
                                                                        ----------------  ----------------
             Total current assets                                                46,720            56,129
Lab equipment, furniture and leasehold improvements, net                            930               907
Goodwill, net                                                                         -               584
Other assets, net                                                                 1,411             1,022
                                                                        ----------------  ----------------
             Total assets                                                      $ 49,061          $ 58,642
                                                                        ================  ================
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                                           $ 1,807           $ 3,317
     Accrued expenses                                                             1,190             1,935
     Current portion of long-term notes payable                                       -                 3
                                                                        ----------------  ----------------
             Total current liabilities                                            2,997             5,255
                                                                        ----------------  ----------------
Stockholders' Equity
     Undesignated Preferred Stock, $.001 par value, 5,000,000
          shares authorized, none issued and outstanding                              -                 -
     Common Stock, $.001 par value, 20,000,000 shares authorized,
          11,664,266 and 11,621,140  shares  issued,  respectively;
          11,248,966  and 11,205,840 shares outstanding, respectively                12                12
     Additional paid-in capital                                                 113,582           113,717
     Deferred compensation                                                         (629)             (958)
     Cost of treasury stock, 415,300 and 415,300 shares, respectively            (7,484)           (7,484)
     Deficit accumulated during the development stage                           (59,417)          (51,900)
                                                                        ----------------  ----------------
             Total stockholders' equity                                          46,064            53,387
                                                                        ----------------  ----------------
             Total liabilities and stockholders' equity                        $ 49,061          $ 58,642
                                                                        ================  ================

    The  accompanying  notes  are an  integral  part of these  consolidated financial statements.

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (unaudited and in thousands except per share amounts)

                                          Three Months Ended June 30,   Six Months Ended June 30,
                                          --------------------------    -------------------------
                                             1999          1998            1999          1998
                                          ----------   -------------    ----------    -----------
Revenues
        Licensing fees                    $       -    $      5,000     $       -     $    5,000
        Product royalties                        22             167            22            167
        Interest income                         554             729         1,182          1,797
                                          ----------   -------------    ----------    -----------
              Total revenues                    576           5,896         1,204          6,964
Costs and Expenses
        Research and development              3,560           5,847         7,913         12,192
        General and administrative              940             688         1,873          1,453
        Interest expense and amortization
          of intangibles                          -               -             8              3
                                          ----------   -------------    ----------    -----------
              Total costs and expenses        4,500           6,535         9,794         13,648
                                          ----------   -------------    ----------    -----------

Loss from continuing operations              (3,924)           (639)       (8,590)        (6,684)
Income (loss) from discontinued
  operations                                      -             (25)           59             29
Gain on disposal                                  -               -         1,014              -
                                          ----------   -------------    ----------    -----------
Net loss                                   $ (3,924)         $ (664)     $ (7,517)      $ (6,655)
                                          ==========   =============    ==========    ===========

Loss per share - basic and diluted:
Loss from continuing operations             $ (0.35)        $ (0.06)      $ (0.77)       $ (0.59)
Income from discontinued operations               -               -          0.01              -
Gain on disposal                                  -               -          0.09              -
                                          ----------   -------------    ----------    -----------
Net loss                                    $ (0.35)        $ (0.06)      $ (0.67)       $ (0.59)
                                          ==========   =============    ==========    ===========

Shares used in income (loss) per
  share calculation:
Basic and diluted                            11,243          11,310        11,229         11,316



                                            From Inception
                                          (August 20, 1987)
                                               through
                                               June 30,
                                                 1999
                                           ----------------
                                              (unaudited)

Revenues
        Licensing fees                         $ 20,250
        Product royalties                           185
        Interest income                           7,240
                                           -------------
              Total revenues                     27,675
Costs and Expenses
        Research and development                 71,418
        General and administrative               14,397
        Interest expense and amortization
             of intangibles                         388
                                           -------------
              Total costs and expenses           86,203
                                           -------------

Loss from continuing operations                 (58,528)
Income (loss) from discontinued
  operations                                     (1,828)
Gain on disposal                                    939
                                           -------------
Net loss                                      $ (59,417)
                                           =============

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (unaudited and in thousands)

                                                          Three Months Ended June 30,          Six Months Ended June 30,
                                                        ---------------------------------  ----------------------------------
                                                             1999              1998             1999              1998
                                                        ---------------   ---------------  ----------------  ----------------
Cash Flows from Operating Activities
Net loss                                                      $ (3,924)           $ (664)         $ (7,517)         $ (6,655)
Gain on disposal of discontinued operations                          -                 -            (1,014)                -
Adjustments to reconcile net loss to net cash used
in operating activities:
        Noncash financing costs                                      -                 -                 -                 -
        Depreciation and amortization                              106               124               252               241
        Noncash expenses related to stock-based
             transactions                                           33                89               121               244
        Common stock issued for agreement not to
             compete                                                 -                 -                 -                 -
        Series B Preferred Stock issued for consulting
             services                                                -                 -                 -                 -
Changes in operating assets and liabilities
(net effects of purchase of businesses in 1988 and 1994):
        (Increase) decrease in receivables                           -               (74)              (85)             (202)
        (Increase) decrease in inventory                           140              (303)              324              (299)
        (Increase) decrease in prepaid expenses
             and other current assets                             (141)             (526)             (107)             (835)
        (Decrease) increase in accounts payable and
             accrued expenses                                     (944)             (681)           (2,161)           (2,109)
                                                        ---------------   ---------------  ----------------  ----------------
Net cash used in operating activities                           (4,730)           (2,035)          (10,187)           (9,615)

Cash Flows from Investing Activities
        Capital expenditures                                       (78)             (182)             (257)             (214)
        Purchase of technology rights and other assets            (263)             (139)             (413)             (300)
        Cash acquired in purchase of FTI                             -                 -                 -                 -
        Proceeds from sale of subsidiary, less
             $12,345 for operating losses during
             1990 phase-out period                                   -                 -                 -                 -
        Proceeds from sale of the assets of Fertility                -                 -             2,250                 -
             Technologies, Inc., subsidiary
        Increase in net assets held for disposal                     -                 -                 -                 -
                                                        ---------------   ---------------  ----------------  ----------------
Net cash provided by (used in) investing activities               (341)             (321)            1,580              (514)

Cash Flows from Financing Activities
        Proceeds from issuance of common stock                      26                 8                73               378
        Proceeds from issuance of preferred stock                    -                 -                 -                 -
        Purchase of treasury stock                                   -                 -                 -            (4,022)
        Proceeds from issuance of notes payable                      -                 -                 -                 -
        Principal payments on notes payable                          -                (4)               (1)               (8)
                                                        ---------------   ---------------  ----------------  ----------------
Net cash provided by (used in) financing activities                 26                 4                72            (3,652)
                                                        ---------------   ---------------  ----------------  ----------------
Net increase (decrease) in cash and cash equivalents            (5,045)           (2,352)           (8,535)          (13,781)
Cash and cash equivalents at beginning of period                48,150            62,333            51,640            73,762
                                                        ---------------   ---------------  ----------------  ----------------
Cash and cash equivalents at end of period                    $ 43,105          $ 59,981          $ 43,105          $ 59,981
                                                        ===============   ===============  ================  ================



                                                       From Inception
                                                       (August 20, 1987)
                                                           through
                                                           June 30,
                                                             1999
                                                        ---------------
                                                         (unaudited)
Cash Flows from Operating Activities
Net loss                                                     $ (59,417)
Gain on disposal of discontinued operations                       (939)
Adjustments to reconcile net loss to net cash used
in operating activities:
        Noncash financing costs                                    316
        Depreciation and amortization                            2,207
        Noncash expenses related to stock-based
             transactions                                        1,679
        Common stock issued for agreement not to
             compete                                               200
        Series B Preferred Stock issued for
             consulting services                                    18
Changes in operating assets and liabilities
(net effects of purchase of businesses in 1988
and 1994):
        (Increase) decrease in receivables                        (198)
        (Increase) decrease in inventory                        (2,533)
        (Increase) decrease in prepaid expenses
             and other current assets                             (998)
        (Decrease) increase in accounts payable
             and accrued expenses                                2,874
                                                        ---------------
Net cash used in operating activities                          (56,791)

Cash Flows from Investing Activities
        Capital expenditures                                    (2,107)
        Purchase of technology rights and
          other assets                                          (1,492)
        Cash acquired in purchase of FTI                             3
        Proceeds from sale of subsidiary, less
             $12,345 for operating losses during
             1990 phase-out period                                 138
        Proceeds from sale of the assets of Fertility            2,250
             Technologies, Inc., subsidiary
        Increase in net assets held for disposal                  (213)
                                                        ---------------
Net cash provided by (used in) investing activities             (1,421)

Cash Flows from Financing Activities
        Proceeds from issuance of common stock                  84,006
        Proceeds from issuance of preferred stock               23,688
        Purchase of treasury stock                              (7,484)
        Proceeds from issuance of notes payable                  2,839
        Principal payments on notes payable                     (1,732)
                                                        ---------------
Net cash provided by (used in) financing activities            101,317
                                                        ---------------
Net increase (decrease) in cash and cash equivalents            43,105
Cash and cash equivalents at beginning of period                     -
                                                        ---------------
Cash and cash equivalents at end of period                    $ 43,105
                                                        ===============

      The accompanying notes are an integral part of these consolidated financial statements.

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (Unaudited)

NOTE 1  --  Organization and Operations

  Zonagen, Inc., a Delaware corporation, ("Zonagen" or the "Company"), was organized on August 20, 1987 ("Inception"), and is a biopharmaceutical company engaged in the development of pharmaceutical products for the reproductive system, including sexual dysfunction, urology, contraception and infertility. Until the sale of substantially all the assets of Fertility Technologies, Inc. ("FTI"), its wholly owned subsidiary, in March 1999, Zonagen also sold devices, instruments and supplies to fertility specialists, obstetricians and gynecologists. From inception through June 30, 1999, the Company has been primarily engaged in research and development and clinical development and is still in a development stage.

  On May 10, 1999, Zonagen, Inc. and Schering-Plough jointly announced that the companies had decided to forego a June FDA Advisory Panel review of the New Drug Application ("NDA") for Vasomax(R) until the results of an additional clinical study being conducted by Schering-Plough could be submitted to the Food and Drug Administration ("FDA"). As a result of this decision, Zonagen received from the FDA, a non-approvable letter for the NDA. Vasomax(R) is Zonagen's oral treatment for erectile dysfunction.

  Zonagen completed two positive pivotal clinical trials that formed the basis of the NDA for Vasomax(R). Zonagen expects to submit the new data from the ongoing study currently being conducted by Schering-Plough, to the FDA as an amendment to the NDA. It was not possible to extend the deadline for completion of the FDA review, to include this data; therefore, it was decided to accept a non-approvable letter.

  On August 10, 1999, Zonagen, Inc. announced that the FDA had advised the Company that further U.S. clinical trials of Zonagen's phentolamine-based drugs, Vasomax(R) and Vasofem, have been placed on clinical hold until certain issues surrounding the Company's two-year rat study are satisfactorily resolved. FDA is allowing Schering-Plough to complete the fully enrolled ongoing 12-week study in humans of Vasomax(R) for erectile dysfunction.

  FDA's decision was based on preliminary findings from an ongoing two-year, rat carcinogenicity study being conducted by Zonagen. The study, which is scheduled to be completed in the fourth quarter of this year, has yielded preliminary results which suggest that male rats receiving long term daily doses of phentolamine mesylate develop a higher incidence of proliferation of brown fat tissue than control rats. The implications of these findings need to be further evaluated with regard to their potential for adverse effects on humans. To date, such abnormalities have not been observed in female rats in the study.

  Prior to these latest findings, Zonagen had completed and submitted to the FDA a complete genotoxicity profile as well as results from a six month mouse p53 assay and six month

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (Unaudited)


daily usage studies in dogs and rats. None of these studies showed any abnormal effects, including brown fat tissue proliferation.

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

  Despite the delays regarding the Company's Vasomax(R) clinical development program, the Company believes that its existing capital resources will still be sufficient to fund its operations through at least the end of 2000. This is due primarily to the way the Company has historically forecasted its cash resources and the implementation of a cash conservation plan. When forecasting its cash requirements, the Company only takes into account actual cash payments received, not anticipated. In addition, due to the May 10, 1999 announced delay in the U.S. approval of Vasomax(R), the Company implemented a cash conservation plan which focuses the current cash resources toward development of its existing product candidates. The plan incorporates a hiring freeze, except for key positions; postponement of salary increases until Vasomax(R) is approved in a major market; and a reduction in Company headcount based on attrition. The Company will also focus its efforts on out-licensing its existing technologies as a means of enhancing its cash reserves and reducing future development costs. Notwithstanding the cash conservation plan, the Company will continue to seek opportunities to in-license technologies that it believes will enhance future shareholder value.

  The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's clinical and preclinical activities; the progress of the Company's collaborative agreements with affiliates of Schering-Plough Corporation ("Schering-Plough") and costs associated with any future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals for Vasomax(R), the Company's oral treatment for male erectile dysfunction; the costs and timing of seeking regulatory approvals for Vasofem, the Company's treatment for female sexual dysfunction, and the Company's other future product candidates; the Company's ability to obtain regulatory approvals; the success of the Company's potential sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (Unaudited)

assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets or through additional corporate collaborations. The Company's ability to raise additional funds will be adversely affected if Vasomax(R) is not successfully commercialized, if necessary regulatory approvals are not obtained when expected and if the results of current or future clinical trials are not favorable. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company on favorable terms, or at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock.


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

  The results of FTI have been reported separately as discontinued operations in the accompanying consolidated financial statements. Prior period consolidated financial statements have been restated to present FTI as discontinued.
Revenues for FTI were approximately $558,000 for the two months ended February 28, 1999 as compared to $929,000 for the three month period ended March 31, 1998.

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (Unaudited)


  The components of assets and liabilities of discontinued operations included in the consolidated balance sheet for the year ended December 31, 1998 are as follows (in thousands):

                                                           DECEMBER 31,
                                                               1998
                                                        ------------------
Current assets:
        Accounts receivable...........................        $  318
        Inventory.....................................           350
        Other current assets..........................            23
                                                              ------
        Total current assets..........................           691
Furniture and equipment, net..........................            70
Goodwill, net.........................................           584
                                                              ------
Total Assets..........................................         1,345
                                                              ------
Accounts payable and other............................           275
                                                              ------
Net assets............................................        $1,070
                                                              ======


NOTE 3  --  PRODUCT INVENTORY

  The Company maintains an inventory of bulk phentolamine which is the active ingredient in Vasomax(R), the Company's oral treatment for male erectile dysfunction. Currently, Schering-Plough is manufacturing and marketing in Mexico and Brazil. Schering-Plough purchases bulk phentolamine from the Company. As of June 30, 1999, the fair market value of this bulk raw material inventory was approximately $2.5 million. Prior to the sale of FTI the Company's inventory also consisted of products manufactured by others for resale to obstetrics/gynecologists, urologists and fertility clinics. There was no finished goods inventory at June 30, 1999.

  The Company entered into a purchase order with the contract manufacturer of phentolamine and has an obligation to purchase $1.5 million of bulk phentolamine during 1999. The Company has already paid a deposit of $375,000 against that purchase and expects to pay the remaining $1.125 million in the quarter ending December 31, 1999. Under the terms of the agreement, the Company has already met minimum purchase requirements for the year ended December 31, 1999. See
"NOTE 7 - Agreements."

NOTE 4  --  PREPAID EXPENSES AND OTHER CURRENT ASSETS

  During the three months ended June 30, 1999, prepaid expenses and other current assets increased to approximately $1.1 million. As of June 30, 1999, prepayments held by the phentolamine contract manufacturer were $375,000. Other prepaid expenses and other current assets, substantially all of which related to prepaid insurance, other expenses for which the Company expects reimbursement and interest receivable, totaled $725,000 as of June 30, 1999.

NOTE 5  --  STOCKHOLDERS' EQUITY

Warrants

  During the first quarter of 1999, the Company issued an aggregate 5,184 shares of Common Stock upon the cashless exercise of 5,850 stock warrants. Additionally, warrants to

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (Unaudited)

purchase an aggregate 536 shares of Common Stock were exercised for total proceeds of $3,850. During the second quarter of 1999, the Company issued an aggregate 22,598 shares of Common Stock upon the cashless exercise of 10,132 stock warrants.

  As of June 30, 1999, there were a total of 99,137 warrants outstanding, convertible into 153,620 shares of common stock. All warrants outstanding contain a cashless exercise provision. The Company would receive cash proceeds up to approximately $969,000 if the cashless exercise provision was not utilized.

Treasury Stock

  On December 12, 1997 the Company announced a stock buyback of the Company's Common Stock. The purchases are to be made from time to time in the open market at prevailing market prices. As of December 31, 1998 the Company had purchased an aggregate of 415,300 shares of Common Stock under the stock buyback program at an aggregate purchase price of $7.5 million, representing an average purchase price of $18.021 per share. The Company did not purchase any shares of Common Stock in the current fiscal year through August 11, 1999.

NOTE 6  --  STOCK OPTIONS

  The Company records and amortizes over the related vesting periods deferred non-cash compensation representing the difference between the exercise price of options granted and the deemed fair market value of the Common Stock at the time of grant. The Company recorded compensation expense of approximately $52,000 in the quarter ending June 30, 1999 related to the amortization of deferred compensation recorded in connection with options granted under the 1996 Non-Employee Director Stock Option Plan (the "Director Plan"). Amortization of deferred compensation recorded in connection with other option grants totaled approximately $8,100 in the quarter ending June 30, 1999.

  During the three month period ended June 30, 1999, the Company granted options, to directors, at the time of their re-election to the Board, of 12,500 shares of Common Stock at an exercise price of $13.44 which equaled the fair market value at the date of grant. During the three months ended June 30, 1999, the Company issued an aggregate of 5,065 shares of Common Stock upon the exercise of stock options, at prices ranging from $5.13 to $8.375.

NOTE 7  --  AGREEMENTS

  In November 1997, the Company entered into exclusive license agreements with affiliates of Schering-Plough Corporation, a major U.S.-based pharmaceutical company (including such affiliates, "Schering-Plough"), with respect to the exclusive license of the Company's Vasomax(R) product for the treatment of male erectile dysfunction. Under the agreement, Schering-Plough paid Zonagen an up-front payment of $10.0 million and agreed to make subsequent aggregate

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (Unaudited)

milestone payments up to $47.5 million upon the successful achievement of specified regulatory goals. Zonagen may receive escalating royalties on all product sales under the Schering-Plough agreements.

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

  During 1996, the Company entered into agreements with two contract research organizations to which the Company made cash payments aggregating to approximately $2.2 million and $3.5 million during the quarters ended June 30, 1999 and 1998, respectively, and recorded payables and accrued expenses of $624,000 as of June 30, 1999.

  On June 12, 1997, the Company entered into an exclusive supply agreement with a contract manufacturer under which the Company has agreed to purchase all of its bulk phentolamine from the contract manufacturer for a period of five years. The agreement will continue after the initial five-year term for consecutive one-year periods until terminated by either party. The agreement obligates the Company to purchase specified minimum quantities of phentolamine and the manufacturer to manufacture phentolamine exclusively for the Company. Including current unpaid purchase commitments of $1.125 million, which are payable in the quarter ended December 31, 1999, the Company has met minimum purchase requirements through the year ended December 31, 1999. The value of the specified minimum purchase commitments of phentolamine for the years ended December 31, 2000 and 2001 are $540,000 and $540,000, respectively.

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

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (Unaudited)

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


NOTE 9  --  SUBSEQUENT EVENTS

  On August 10, 1999, Zonagen, Inc. announced that the Food and Drug Administration (FDA) had advised the Company that further clinical trials of Zonagen's phentolamine-based drugs have been placed on clinical hold until certain issues surrounding the Company's two-year rat study are satisfactorily resolved. FDA is allowing Schering-Plough to complete the fully enrolled ongoing 12-week study in humans of Vasomax(R) for erectile dysfunction.

  FDA's decision was based on preliminary findings from an ongoing two-year, rat carcinogenicity study being conducted by Zonagen. The study, which is scheduled to be completed in the fourth quarter of this year, has yielded preliminary results which suggest that male rats receiving long term daily doses of phentolamine mesylate develop a higher incidence of proliferation of brown fat tissue than control rats. The implications of these findings need to be further evaluated with regard to their potential for adverse effects on humans. To date, such abnormalities have not been observed in female rats in the study.

  Prior to these latest findings, Zonagen had completed and submitted to the FDA a complete genotoxicity profile as well as results from a six month mouse p53 assay and six month daily usage studies in dogs and rats. None of these studies showed any abnormal effects, including brown fat tissue proliferation.

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

  In 1997, Zonagen entered into a worldwide sales and marketing agreement with Schering-Plough Corporation for Vasomax(R), the Company's rapidly disintegrating oral formulation of phentolamine mesylate for Male Erectile Dysfunction ("MED"). In March 1998, Schering-Plough submitted a Product Registration Application in Mexico for Vasomax(R) and subsequently began product sales in May 1998, following approval by the Mexican regulatory authorities. On July 14, 1998, Zonagen submitted its first New Drug Application ("NDA") to the U.S. Food and Drug Administration ("FDA") for Vasomax(R) for the treatment of MED. In August 1998, Schering-Plough submitted a Marketing Approval Application for Vasomax(R) to the Medicines Control Agency in the United Kingdom. In February 1999, Schering-Plough notified the Company that it had exercised its right to begin manufacturing finished product for Vasomax(R). In May 1999, Schering-Plough began sales of Vasomax(R) in Brazil.

  On May 10, 1999, Zonagen, Inc. and Schering-Plough jointly announced that the companies had decided to forego a June U.S. FDA Advisory Panel review of the New Drug Application ("NDA") for Vasomax(R) until the results of additional clinical studies being conducted by Schering-Plough could be submitted to the FDA. As a result of this decision, Zonagen received from the FDA, a non-approvable letter for the NDA. Vasomax(R) is Zonagen's oral treatment for erectile dysfunction.

  Zonagen completed two positive pivotal clinical trials that formed the basis of the NDA for Vasomax(R). Zonagen expects to submit the new data from the ongoing study currently being conducted by Schering-Plough, to the FDA as an amendment to the NDA. It was not possible to extend the deadline for completion of the FDA review, to include this data; therefore, it was decided to accept a non-approvable letter.

  On August 10, 1999, Zonagen, Inc. announced that the FDA had advised the Company that further clinical trials of Zonagen's phentolamine-based drugs have been placed on clinical hold until certain issues surrounding the Company's two-year rat study are satisfactorily resolved. FDA is allowing Schering-Plough to complete the fully enrolled ongoing 12-week study in humans of Vasomax(R) for erectile dysfunction.

     FDA's decision was based on preliminary findings from an ongoing two-year, rat carcinogenicity study being conducted by Zonagen. The study, which is scheduled to be completed in the fourth quarter of this year, has yielded preliminary results which suggest that male rats receiving long term daily doses of phentolamine mesylate develop a higher incidence of proliferation of brown fat tissue than control rats. The implications of these findings need to be further evaluated with regard to their potential for adverse effects on humans. To date, such abnormalities have not been observed in female rats in the study.

     Prior to these latest findings, Zonagen had completed and submitted to the FDA a complete genotoxicity profile as well as results from a six month mouse p53 assay and six month daily usage studies in dogs and rats. None of these studies showed any abnormal effects, including brown fat tissue proliferation.

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

     Due to the May 10, 1999 announced delay in the U.S. approval of Vasomax(R), the Company implemented a cash conservation plan. This plan will focus the Company's current cash resources toward development of its existing product candidates. The plan also incorporates a hiring freeze, except for key positions; postponement of salary increases until Vasomax(R) is approved in a major market; and a reduction in Company headcount based on attrition. The Company will also focus its efforts on out-licensing its existing technologies as a means of enhancing its cash reserves and reducing future development costs. Notwithstanding the cash conservation plan, the Company will continue to seek opportunities to in-license technologies that it believes will enhance future shareholder value.

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

     In December 1998, the Company initiated a U.S. Phase I clinical trial of Vasofem, a vaginal form of phentolamine mesylate, for the treatment of Female Sexual Dysfunction ("FSD"). The FDA has notified the Company that all U.S. clinical trials for Vasofem have been placed on clinical hold.

     In addition to sexual dysfunction, the Company has ongoing research and development programs for other diseases and disorders of the reproductive system, including several new approaches to contraception and new treatments for urological diseases such as benign prostate hyperplasia ("BPH") and prostate cancer.

  In June 1999 the U.S. Patent and Trademark Office issued Patent Number 5,912,000 directed to one of the Company's chitosan-based adjuvant systems and immunogens, collectively know as the ImmuMax System.

  As of June 30, 1999, the Company had an accumulated deficit of approximately $59.4 million. There can be no assurance that the Company will be able to successfully complete the transition from a development stage company to the successful introduction of commercially viable products. The Company's ability to achieve profitability will depend, among other things, on successfully completing the development of its products, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others which possess such capabilities, and raising sufficient funds to finance its activities. There can be no assurance that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained.

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

  The Company has surveyed its third party suppliers and has requested that they represent that their products and services are to be Year 2000 compliant and that they have a program to test for compliance. The Company is currently evaluating its third party suppliers' responses and is assessing those vendors that are not Year 2000 compliant and will find alternative vendors that are compliant.

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

RESULTS OF OPERATIONS

Three months ended June 30, 1999 and 1998

  Revenues.   Total revenues decreased 90% to $576,000 for the quarter ended
June 30, 1999 as compared to $5.9 million for the same period in the prior year. The decrease is due primarily to no milestone payments being received in the quarter ended June 30, 1999 as compared to a $5.0 million payment received during the same period in the prior year. In addition, royalties from Vasomax(R) were $22,000 for the quarter ended June 30, 1999 as compared to $167,000 for the same quarter in the prior year and interest revenue decreased primarily due to decreased cash balances as a result of the Company's net cash used in operating activities. Schering-Plough is manufacturing and marketing in Mexico and Brazil. Schering-Plough commenced sales of Vasomax(R) in Mexico in May 1998 and in Brazil in May 1999. Under the terms of the license agreement, the Company receives quarterly royalty payments based on net product sales by Schering-Plough. These quarterly payments may lag current quarter sales by up to sixty days. Until Vasomax(R) is approved and launched on a broader basis, the Company expects royalty payments to reflect fluctuations due to inventory stocking and promotional activities.

  Research and Development Expenses. Research and development ("R&D") expenses include internal and contracted research and regulatory affairs activities. R&D expenses decreased 38% to $3.6 million for the quarter ended June 30, 1999 as compared to $5.8 million for the same period in the prior year. The decrease was due primarily to a decline in contracted costs associated with the development of Vasomax(R). These contracted costs decreased 49% to approximately $2.5 million during the quarter ended June 30, 1999 as compared to approximately $4.9 million during the same period in the prior year. The reduction in contracted costs associated with the development of Vasomax(R) is a result of the completion of Phase III and open label clinical trials and a reduction in contract research and regulatory activity following the July 14, 1998 NDA submission to the FDA for Vasomax(R). The Company will continue to incur costs in connection with the further development of Vasomax(R) until the regulatory process is complete. General R&D expenses increased 7% to approximately $1.0 million for the quarter ended June 30, 1999 as compared to $934,000 during the same period in the prior year. This increase was primarily due to expenses associated with hiring additional personnel and expanding the Company's research and drug screening capabilities. The Company believes that research and development expenses could increase over the next several years as the Company progresses with clinical trial programs for future product candidates.

  General and Administrative Expenses. General and administrative expenses increased 37% to $940,000 during the quarter ended June 30, 1999 from $688,000 in the second quarter of 1998. The increase was primarily due to expenses associated with hiring and relocating several new members of the management team.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

  Revenues.   Total revenues decreased 83% to $1.2 million for the six months ended June 30, 1999 as compared to approximately $7.0 million for the same period in the prior year. The decrease is due primarily to no milestone payments being received during the six months ended June 30, 1999 as compared to a $5.0 million payment received during the same period in the prior year. The decrease in interest revenue is primarily due to decreased cash balances as a result of the Company's net cash used in operating activities and stock repurchases during the year ended December 31, 1998. Schering-Plough is manufacturing and marketing in Mexico and Brazil. Schering-Plough commenced sales of Vasomax(R) in Mexico in May 1998 and in Brazil in May 1999. Under the terms of the license agreement, the Company receives quarterly royalty payments based on net product sales by Schering-Plough. These quarterly payments may lag current quarter sales by up to sixty days. Product royalties for the six months ended June 30, 1999, were $22,000 as compared to $167,000 for the same period in the prior year. Until Vasomax(R) is approved and launched on a broader basis, the Company expects royalty payments to reflect fluctuations due to inventory stocking and promotional activities.

  Research and Development Expenses. Research and development ("R&D") expenses include internal and contracted research and regulatory affairs activities. R&D expenses decreased 35% to $7.9 million for the six months ended June 30, 1999 as compared to $12.2 million for the same period in the prior year. The decrease was due primarily to a decline in contracted costs associated with the development of Vasomax(R). These contracted costs decreased 45% to approximately $5.7 million during the period ended June 30, 1999 as compared to approximately $10.3 million during the same period in the prior year. The reduction in contracted costs associated with the development of Vasomax(R) is a result of the completion of Phase III and open label clinical trials and a reduction in contract research and regulatory activity following the July 14, 1998 NDA submission to the FDA for Vasomax(R). The Company will continue to incur costs in connection with the further development of Vasomax(R) until the regulatory process is complete. General R&D expenses increased 16% to approximately $2.2 million for the six months ended June 30, 1999 as compared to $1.9 million during the same period in the prior year. This increase was primarily due to expenses associated with hiring additional personnel and expanding the Company's research and drug screening capabilities. The Company believes that research and development expenses could decrease during the remainder of 1999 and could increase for at least the next several years as the Company progresses with clinical trial programs for future product candidates.

  General and Administrative Expenses. General and administrative expenses increased 27% to $1.9 million during the six months ended June 30, 1999 from $1.5 million during the same period in the prior year. The increase was primarily due to expenses associated with hiring and relocating several new members of the management team.


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

  The Company used net cash of approximately $4.7 million for operating activities in the three months ended June 30, 1999 as compared to approximately $2.0 million for the same period in the prior year. The increase in net cash used for operating activities was due primarily to no milestone payments being received in the three months ended June 30, 1999 offset by a decline in contracted costs associated with the development of Vasomax(R). The reduction in contracted costs associated with the development of Vasomax(R) is a result of the completion of Phase III and open label clinical trials and a reduction in contract research and regulatory activity following the July 14, 1998 NDA submission to the FDA for Vasomax(R). The Company had cash and cash equivalents of approximately $43.1 million at June 30, 1999.


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

  Despite the delays regarding the Company's Vasomax(R) clinical development program, the Company believes that its existing capital resources will still be sufficient to fund its operations through at least the end of 2000. This is due primarily to the way the Company has historically forecasted its cash resources and the implementation of a cash conservation plan. When forecasting its cash requirements, the Company only takes into account actual cash payments received, not anticipated. In addition, due to the May 10, 1999 announced delay in the U.S. approval of Vasomax(R), the Company implemented a cash conservation plan which focuses the current cash resources toward development of its existing product candidates. The plan incorporates a hiring freeze, except for key positions; postponement of salary increases until Vasomax(R) is approved in a major market; and a reduction in Company headcount based on attrition. The Company will also focus its efforts on out-licensing its existing technologies as a means of enhancing its cash reserves and reducing future development costs. Notwithstanding the cash conservation plan, the Company will continue to seek opportunities to in-license technologies that it believes will enhance future shareholder value.

     The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's clinical and preclinical activities; the progress of the Company's collaborative agreements with affiliates of Schering-Plough and costs associated with any future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals for Vasomax(R) and Vasofem, and the Company's other future product candidates; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets or through additional corporate collaborations. The Company's ability to raise additional funds will be adversely affected if the results of its current or future clinical trials, the regulatory approval process, and the commercialization of Vasomax(R) are not favorable or timely. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company on favorable terms, or at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Company's Stockholders was held on May 13, 1999 to consider and vote upon the following proposals:

        (i) Election of Directors. The following individuals were nominated and elected as directors, with the following number of shares voted for and withheld with respect to each director.

                                                For     Withheld
                                                ---     ---------
              Martin P. Sutter                9,241,028   67,244
              Joseph S. Podolski              9,233,828   74,444
              Steven Blasnik                  9,240,128   68,144
              Jeffrey M. Jonas, M.D.          9,240,278   67,994
              Nelson L. Levy, Ph.D. M.D.      9,238,278   69,994
              Timothy McInerney               9,242,678   65,594

        (ii) Approval of the amendment to the Company's 1993 Amended and Restated Employee and Consultant Stock Option Plan.

                    For 4,686,551   Against 1,098,919   Abstain 28,846

        (iii) Approval of the appointment of Arthur Andersen LLP as the Company's independent public accountants for 1999.

                    For 9,282,637   Against 20,780       Abstain 4,855

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


                              ZONAGEN, INC.


Date:  August 13, 1999
                              By:      /s/ Joseph S. Podolski
                                 ----------------------------
                                   Joseph S. Podolski
                                   President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)

Date:  August 13, 1999
                              By:      /s/ F. Scott Reding
                                 ----------------------------
                                    F. Scott Reding
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)