Form 10-Q
period 1999-09-30
ZONAGEN INC
filed 1999-11-12
CIK 897075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    ------------

                         Commission file number: 0-21198

                                  ZONAGEN, INC.
             (Exact Name of Registrant as Specified in its Charter)

              Delaware                                  76-0233274
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

         As of November 12, 1999 there were outstanding 11,266,024 shares of Common Stock, par value $.001 per share, of the Registrant.

                                  ZONAGEN, INC.
                          (A development stage company)

                    For the Quarter Ended September 30, 1999

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS                                                                      3

PART I.           FINANCIAL INFORMATION                                                                           4

Item 1.           Financial Statements

                  Consolidated Balance Sheets:  September 30, 1999 (Unaudited)
                  and December 31, 1998                                                                           5

                  Consolidated Statements of Operations:  For the three months ended
                  September 30, 1999 and 1998, nine months ended September 30, 1999 and 1998
                  and from Inception (August 20, 1987) through September 30, 1999 (Unaudited)                     6

                  Consolidated Statements of Cash Flows:  For the three months ended
                  September 30, 1999 and 1998, nine months ended September 30, 1999 and 1998
                  and from Inception (August 20, 1987) through September 30, 1999 (Unaudited)                     7

                  Notes to Consolidated Financial Statements                                                      8

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                      18

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                     25

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                              26

Item 2.           Changes in Securities and Use of Proceeds                                                      26

Item 6.           Exhibits and Reports on Form 8-K                                                               27

SIGNATURES                                                                                                       28

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                          ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands except share amounts)


                                                                    SEPTEMBER 30,        DECEMBER 31,
                                                                       1999                  1998
                                                                   --------------      --------------
                                                                   (unaudited)
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                     $        2,949      $       51,640
     Marketable securities - short term                                    19,737                --
     Accounts receivable                                                     --                   318
     Product inventory                                                      2,502               3,139
     Prepaid expenses and other current assets                              1,047               1,032
                                                                   --------------      --------------
              Total current assets                                         26,235              56,129
LAB EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS, net                      925                 907
MARKETABLE SECURITIES - LONG TERM                                          18,272                --
GOODWILL, net                                                                --                   584
OTHER ASSETS, net                                                           1,444               1,022
                                                                   --------------      --------------
              Total assets                                         $       46,876      $       58,642
                                                                   ==============      ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                              $        1,501      $        3,317
     Accrued expenses                                                       1,427               1,935
     Current portion of long-term notes payable                              --                     3
                                                                   --------------      --------------
              Total current liabilities                                     2,928               5,255
                                                                   --------------      --------------
STOCKHOLDERS' EQUITY
     Undesignated Preferred Stock, $.001 par value, 5,000,000
          shares authorized, none issued and outstanding                     --                  --
     Common Stock, $.001 par value, 20,000,000 shares
          authorized, 11,681,324 and 11,621,140 shares issued,
          respectively; 11,266,024 and 11,205,840 shares
          outstanding, respectively                                            12                  12
     Additional paid-in capital                                           113,564             113,717
     Deferred compensation                                                   (548)               (958)
     Cost of treasury stock, 415,300 shares                                (7,484)             (7,484)
     Deficit accumulated during the development stage                     (61,596)            (51,900)
                                                                   --------------      --------------
              Total stockholders' equity                                   43,948              53,387
                                                                   --------------      --------------
              Total liabilities and stockholders' equity           $       46,876      $       58,642
                                                                   ==============      ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (unaudited and in thousands except per share amounts)

                                                                                                                      FROM INCEPTION
                                                                                                                        (AUGUST 20,
                                                            THREE MONTHS ENDED                NINE MONTHS ENDED            1987)
                                                                SEPTEMBER 30,                    SEPTEMBER 30,            THROUGH
                                                        --------------------------      --------------------------     SEPTEMBER 30,
                                                           1999            1998            1999            1998            1999
                                                        ----------      ----------      ----------      ----------     -------------
                                                                                                                        (unaudited)
REVENUES
      Licensing fees                                    $     --        $    5,000      $     --        $   10,000      $   20,250
      Product royalties                                        182            --               204             167             367
      Interest income                                          425             748           1,607           2,545           7,665
                                                        ----------      ----------      ----------      ----------      ----------
           Total revenues                                      607           5,748           1,811          12,712          28,282
COSTS AND EXPENSES
      Research and development                               2,094           4,646          10,007          16,838          73,512
      General and administrative                               692             736           2,565           2,190          15,089
      Interest expense and amortization
           of intangibles                                     --              --                 8               3             388
                                                        ----------      ----------      ----------      ----------      ----------
           Total costs and expenses                          2,786           5,382          12,580          19,031          88,989
                                                        ----------      ----------      ----------      ----------      ----------

Income (loss) from continuing operations                    (2,179)            366         (10,769)         (6,319)        (60,707)
Income (loss) from discontinued operations                    --               (37)             59              (8)         (1,828)
Gain on disposal                                              --              --             1,014            --               939
                                                        ----------      ----------      ----------      ----------      ----------
NET INCOME (LOSS)                                       $   (2,179)     $      329      $   (9,696)     $   (6,327)     $  (61,596)
                                                        ==========      ==========      ==========      ==========      ==========

Income (loss) per share - basic and diluted:
Income (loss) from continuing operations                $    (0.19)     $     0.03      $    (0.96)     $    (0.56)
Income from discontinued operations                           --              --              0.01            --
Gain on disposal                                              --              --              0.09            --
                                                        ----------      ----------      ----------      ----------
NET INCOME (LOSS)                                       $    (0.19)     $     0.03      $    (0.86)     $    (0.56)
                                                        ==========      ==========      ==========      ==========


Shares used in income (loss) per share calculation:
       Basic                                                11,264          11,263          11,236          11,298
       Diluted                                              11,264          11,810          11,236          11,298




       The accompanying notes are an integral part of these consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                                                                   FROM INCEPTION
                                                                                                                     (AUGUST 20,
                                                            THREE MONTHS ENDED            NINE MONTHS ENDED             1987)
                                                                SEPTEMBER 30,                SEPTEMBER 30,            THROUGH
                                                         ------------------------      ------------------------     SEPTEMBER 30,
                                                           1999           1998           1999           1998           1999
                                                         ---------      ---------      ---------      ---------     -------------
                                                                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $  (2,179)     $     329      $  (9,696)     $  (6,327)     $ (61,596)
Gain on disposal of discontinued operations                   --             --           (1,014)          --             (939)
Adjustments to reconcile net loss to net cash
used in operating activities:
       Noncash financing costs                                --             --             --             --              316
       Depreciation and amortization                            85            126            337            367          2,292
       Noncash expenses related to stock-based
            transactions                                        60             89            181            334          1,739
       Common stock issued for agreement not to
            compete                                           --             --             --             --              200
       Series B Preferred Stock issued for consulting
            services                                          --             --             --             --               18
Changes in operating assets and liabilities
(net effects of purchase of businesses in 1988 and 1994):
       (Increase) decrease in receivables                     --              335            (85)           133           (198)
       (Increase) decrease in inventory                          1           (763)           325         (1,062)        (2,532)
       (Increase) decrease in prepaid expenses and other
            current assets                                      65            130            (42)          (705)          (933)
       (Decrease) increase in accounts payable and
            accrued expenses                                   (69)           (97)        (2,230)        (2,206)         2,805
                                                         ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in) operating activities         (2,037)           149        (12,224)        (9,466)       (58,828)

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of marketable securities                  (38,009)          --          (38,009)          --          (38,009)
       Capital expenditures                                    (71)          (111)          (328)          (325)        (2,178)
       Purchase of technology rights and other assets          (42)           (83)          (455)          (383)        (1,534)
       Cash acquired in purchase of FTI                       --             --             --             --                3
       Proceeds from sale of subsidiary, less
            $12,345 for operating losses during
            1990 phase-out period                             --             --             --             --              138
       Proceeds from sale of the assets of Fertility
            Technologies, Inc., subsidiary                    --             --            2,250           --            2,250
       Increase in net assets held for disposal               --             --             --             --             (213)
                                                         ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in) investing activities        (38,122)          (194)       (36,542)          (708)       (39,543)

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock                    3              4             76            383         84,009
       Proceeds from issuance of preferred stock              --             --             --             --           23,688
       Purchase of treasury stock                             --           (2,174)          --           (6,197)        (7,484)
       Proceeds from issuance of notes payable                --             --             --             --            2,839
       Principal payments on notes payable                    --               (4)            (1)           (12)        (1,732)
                                                         ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in) financing activities              3         (2,174)            75         (5,826)       101,320
                                                         ---------      ---------      ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (40,156)        (2,219)       (48,691)       (16,000)         2,949
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            43,105         59,981         51,640         73,762           --
                                                         ---------      ---------      ---------      ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $   2,949      $  57,762      $   2,949      $  57,762      $   2,949
                                                         =========      =========      =========      =========      =========


       The accompanying notes are an integral part of these consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)


NOTE 1  --  ORGANIZATION AND OPERATIONS

         Zonagen, Inc., a Delaware corporation, ("Zonagen" or the "Company"), was organized on August 20, 1987 ("Inception"), and is a biopharmaceutical company engaged in the development of pharmaceutical products for the reproductive system, including sexual dysfunction, urology and contraception. Until the sale of substantially all the assets of Fertility Technologies, Inc. ("FTI"), its wholly owned subsidiary, in March 1999, Zonagen also sold devices, instruments and supplies to fertility specialists, obstetricians and gynecologists. From inception through September 30, 1999, the Company has been primarily engaged in pharmaceutical research and development and clinical development and is still in a development stage.

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

         Zonagen's lead product candidate is Vasomax(R), a proprietary oral treatment for male erectile dysfunction. Zonagen completed two pivotal clinical trials that demonstrated a therapeutic effect that is a statistically significant improvement over placebo. These pivotal trials formed the basis of the NDA for Vasomax(R) that was submitted to the FDA in July 1998.

         On May 10, 1999, Zonagen, Inc. and Schering-Plough jointly announced that the companies had decided to forego a June FDA Advisory Panel review of the New Drug Application ("NDA") for Vasomax(R) until the results of an additional 12-week human clinical study being conducted by Schering-Plough could be submitted to the Food and Drug Administration ("FDA"), as it was not possible to delay the review by the Advisory Panel until a later date when the data from that study would be available. As a result of this decision, Zonagen received a non-approvable letter for the NDA from the FDA. Zonagen expects to submit the new data from the ongoing human clinical study currently being conducted by Schering-Plough to the FDA as an amendment to the NDA.

         On August 10, 1999, Zonagen, Inc. announced that the FDA had advised the Company that further U.S. clinical trials of Zonagen's phentolamine-based drugs, Vasomax(R) and Vasofem(TM), had been placed on clinical hold until certain issues surrounding the Company's two-

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

year rat study were satisfactorily resolved. The FDA is however, allowing Schering-Plough to complete the fully enrolled ongoing 12-week study in humans of Vasomax(R) for erectile dysfunction.

         The FDA's decision was based on preliminary findings from an ongoing two-year, rat carcinogenicity study being conducted by Zonagen. The study, which is scheduled to be completed in the fourth quarter of 1999, yielded preliminary results that suggest that male rats receiving long term daily doses of phentolamine mesylate develop a higher incidence of proliferation of brown fat tissue than control rats. The implications of these findings need to be further evaluated with regard to their potential for adverse effects on humans. To date, such abnormalities have not been observed in female rats in the study.

         Prior to these latest findings, Zonagen had completed and submitted to the FDA a complete genotoxicity profile as well as results from a six month mouse p53 assay and six month daily usage studies in dogs and rats. None of these studies showed any abnormal effects, including brown fat tissue proliferation.

         There can be no assurance, that the FDA will consider such studies satisfactory for approval of the NDA submission or whether additional studies will be required; nor can there be any assurance that the FDA will ultimately approve Vasomax(R). Certain risks and uncertainties associated with the filing and the FDA review of the NDA are described or referenced in "Factors Affecting Forward-Looking Statements" included elsewhere in this Quarterly Report on Form 10-Q.

         On September 13, 1999, in response to the August 10, 1999 announcement of the FDA clinical hold on Vasomax(R) and Vasofem(TM), the Company announced that it had dismissed 15 of its employees, representing about one-third of its work force. This action was taken to reduce cash expenditures and concentrate the Company's talent and assets on programs that have the greatest potential to impact shareholder value, including Vasomax(R), Vasofem(TM) and the Company's adjuvant systems. In addition, work on several projects was slowed down. These actions have the effect of substantially reducing Zonagen's projected cash expenditures. The majority of the employees that were dismissed were involved in the internal pre-clinical toxicology and analytical functions for the Company. With the advent of the U.S. clinical hold on the Company's phentolamine-based products, management felt that this reduction in staff would conserve cash and have a minimal effect on the future development of the Company's technologies. Management felt that it could outsource these requirements upon the lifting of the Vasomax(R) and Vasofem(TM) U.S. clinical hold. The Company took a one-time charge during the quarter ended September 30, 1999 of approximately $116,000 relating to the September 13, 1999 staff reduction. The Company will also focus its efforts on out-licensing its existing technologies as a means of

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)


enhancing its cash reserves and reducing internal development costs by securing external funding for certain research programs. Notwithstanding the cash conservation plan, Zonagen will continue to seek opportunities to in-license technologies that it believes will enhance future shareholder value.

         The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings and corporate collaborations. The Company will continue to require substantial funds to continue research and development, including pre-clinical studies and clinical trials of its existing and future product candidates, and to commence sales and marketing efforts, if the FDA or other regulatory approvals are obtained.

         Despite the delays regarding the Company's Vasomax(R) clinical development program, the Company believes that its existing capital resources will still be sufficient to fund its operations through at least mid-year 2001.

         The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's clinical and preclinical activities; the progress of the Company's collaborative agreements with affiliates of Schering-Plough Corporation ("Schering-Plough") and costs associated with any future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals for Vasomax(R), the Company's oral treatment for male erectile dysfunction; the costs and timing of seeking regulatory approvals for Vasofem(TM), the Company's treatment for female sexual dysfunction, and the Company's other future product candidates; the Company's ability to obtain regulatory approvals; the success of the Company's potential sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets or through additional corporate collaborations. The Company's ability to raise additional funds will be adversely affected if Vasomax(R) is not successfully commercialized, if necessary regulatory approvals are not obtained when expected and if the results of current or future clinical trials are not favorable. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company on

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)


favorable terms, or at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock.

NOTE 2  --  MARKETABLE SECURITIES-SHORT AND -LONG TERM

         Short term investments have a remaining maturity of less than twelve months and long term investments have a remaining maturity of greater than twelve months. All investments are stated at cost as it is the intent of the Company to hold these securities until maturity. Marketable securities-short term were $19.7 million and marketable securities-long term were $18.3 million as of September 30, 1999 totaling $38.0 million. In the past, the Company invested only in 30 day commercial paper. The Company now invests excess funds in longer maturities to secure a higher yield. These investments include a range of investments that have minimum credit ratings of A2/A and A1/P1 with maturities of up to three years. The average life of the investment portfolio may not exceed 24 months.

NOTE 3  --  SALE OF FERTILITY TECHNOLOGIES, INC.

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

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)


         The components of assets and liabilities of discontinued operations included in the consolidated balance sheet for the year ended December 31, 1998 are as follows (in thousands):

                                                          DECEMBER 31,
                                                             1998
                                                         ---------------
             Current assets :
                     Accounts receivable ...........     $           318
                     Inventory .....................                 350
                     Other current assets ..........                  23
                                                         ---------------
                     Total current assets ..........                 691
             Furniture and equipment, net ..........                  70
             Goodwill, net .........................                 584
                                                         ---------------
             Total Assets ..........................               1,345
                                                         ---------------
             Accounts payable and other ............                 275
                                                         ---------------
             Net assets ............................     $         1,070
                                                         ===============

NOTE 4  --  PRODUCT INVENTORY

         The Company maintains an inventory of bulk raw material phentolamine which is the active ingredient in Vasomax(R), the Company's oral treatment for male erectile dysfunction. Currently, Schering-Plough is manufacturing and marketing this product primarily in Mexico and Brazil. Schering-Plough purchases bulk raw material phentolamine from the Company. Prior to the sale of FTI, the Company's inventory also consisted of products manufactured by others for resale to obstetrics/gynecologists, urologists and fertility clinics. There was no finished goods inventory at September 30, 1999.

         As of September 30, 1999, the fair market value of the bulk raw material phentolamine inventory was approximately $2.5 million. In addition, the Company entered into a purchase order with the contract manufacturer of phentolamine and has an obligation to purchase $1.5 million of bulk raw material phentolamine during 1999. The Company has already paid a deposit of $375,000 against that purchase and expects to pay the remaining $1.125 million in the quarter ending December 31, 1999. The Company expects to have approximately $4 million in bulk raw material phentolamine at year-end. Under the terms of the agreement, the Company has already met minimum purchase requirements for the year ended December 31, 1999. See "Part I. Financial Information - Item 1. Financial Statements - Note 8 - Agreements of Notes to Consolidated Financial Statements (Unaudited)" included elsewhere in this Quarterly Report on Form 10-Q.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

NOTE 5  --  PREPAID EXPENSES AND OTHER CURRENT ASSETS

         During the three months ended September 30, 1999, prepaid expenses and other current assets decreased to approximately $1.0 million. As of September 30, 1999, prepayments held by the phentolamine contract manufacturer were $375,000. Other prepaid expenses and other current assets, substantially all of which related to prepaid insurance, interest receivable and other expenses for which the Company expects reimbursement totaled $625,000 as of September 30, 1999.

NOTE 6  --  STOCKHOLDERS' EQUITY

Preferred Stock Purchase Rights Agreement

         On September 1, 1999, the Board of Directors of the Company adopted a stockholder rights plan (the "Rights Plan") pursuant to which a dividend consisting of one preferred stock purchase right (a "Right") was distributed for each share of Common Stock held as of the close of business on September 13, 1999, and is to be distributed to each share of Common Stock issued thereafter until the earlier of (i) the Distribution Date (as defined in the Rights Plan), (ii) the Redemption Date (as defined in the Rights Plan), or
(iii) September 13, 2002. The Rights Plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering fair value to the Company's stockholders. The Rights will expire on September 13, 2002, subject to the sooner redemption or exchange as provided in the Rights Plan.

         Each Right entitles the holder thereof to purchase from the Company one one-hundredth of a share of a new series of Series One Junior Participating Preferred Stock of the Company at a price of $20.00 per one one-hundredth of a share, subject to adjustment. The Rights are generally exercisable only if a person acquires beneficial ownership of 20% or more of the Company's outstanding Common Stock.

Warrants

         As of September 30, 1999, there were a total of 99,137 warrants outstanding, convertible into 153,620 shares of common stock. All warrants outstanding contain a cashless exercise provision. The Company would receive cash proceeds up to approximately $969,000 if the cashless exercise provision was not utilized.

         During the six month period ended June 30, 1999, the Company issued an aggregate of 27,782 shares of Common Stock upon the cashless exercise of 15,982 stock warrants. Additionally, warrants to purchase an aggregate 536 shares of Common Stock were exercised for total proceeds of $3,850. There were no warrant exercises during the quarter ended September 30, 1999.

Treasury Stock

         On December 12, 1997, the Company announced a stock buyback of the Company's Common Stock. The purchases were to be made from time to time in the open market at prevailing market prices. As of December 31, 1998 the Company had purchased an aggregate of 415,300 shares of Common Stock under the stock buyback program at an aggregate purchase price of $7.5 million, representing an average purchase price of $18.021 per share. The Company

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

did not purchase any shares of Common Stock during the current fiscal year through November 12, 1999.

NOTE 7  --  STOCK OPTIONS

         The Company records and amortizes over the related vesting periods deferred non-cash compensation representing the difference between the exercise price of options granted and the deemed fair market value of the Common Stock at the time of grant. The Company recorded compensation expense of approximately $156,000 for the nine month period ended September 30, 1999 related to the amortization of deferred compensation recorded in connection with options granted under the 1996 Non-Employee Director Stock Option Plan (the "Director Plan"). Amortization of deferred compensation recorded in connection with other option grants totaled approximately $23,700 during the same period ended September 30, 1999.

         During the six month period ended June 30, 1999, the Company granted options to directors, at the time of their re-election to the Board, of 12,500 shares of Common Stock at an exercise price of $13.44 which equaled the fair market value on the date of grant. In addition, during the nine month period ended September 30, 1999, the Company issued an aggregate of 31,866 shares of Common Stock upon the exercise of stock options, at prices ranging from $.04 to $8.375.

NOTE 8  --  AGREEMENTS

Schering-Plough Corporation

         In November 1997, the Company entered into exclusive license agreements with affiliates of Schering-Plough Corporation, a major U.S.-based pharmaceutical company (including such affiliates, "Schering-Plough"), with respect to the Company's Vasomax(R) product for the treatment of male erectile dysfunction. Upon completion of the agreement, Schering-Plough paid Zonagen an up-front payment of $10.0 million and agreed to make subsequent aggregate milestone payments up to $47.5 million upon the successful achievement of specified regulatory goals. The Schering-Plough agreements provide for Zonagen to receive escalating royalty payments based on increasing product sales levels. There can be no assurance that Vasomax(R) will be approved by the FDA or that Schering-Plough will achieve sales levels that result in escalating royalty payments.

         As provided for in the Schering-Plough Agreements, royalty rates payable are substantially reduced on Vasomax(R) sales in a territory where the Company has not met a certain business criterion called for in the Agreements. Currently, the Company has not met that business criterion in Mexico and Brazil, the two jurisdictions where the product is currently being sold. Until this business criterion is met in these countries, the Company will

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

continue to receive royalties at the reduced rate. In addition, until this business criterion is met, royalties may be reduced substantially further, if during any Calendar Quarter, unit sales of orally administered phentolamine-based products for male erectile dysfunction by competitors in this territory exceed certain specified market shares.

         On June 30, 1998, the Company received an accelerated milestone payment of $5.0 million from Schering-Plough that was paid at the completion of the clinical program that was used in support of the NDA for Vasomax(R). The payment was due upon the submission of a NDA for Vasomax(R) with the FDA. The Company submitted the NDA on July 14, 1998.

         On September 30, 1998, the Company received an additional milestone payment of $5.0 million from Schering-Plough that was paid upon FDA acceptance of the NDA filing for Vasomax(R). Zonagen has received a total of $20.0 million from Schering-Plough from inception of the collaboration through September 30, 1999. The balance of the $37.5 million in milestone payments is tied to the receipt of regulatory approvals for Vasomax(R) in major developed country jurisdictions.

         In February 1999, Schering-Plough notified the Company that it had exercised its right to begin manufacturing finished product for Vasomax(R). Schering-Plough manufactures and markets the product in Mexico and Brazil.

Outside Contract Research Organizations

         During 1996, the Company entered into agreements with two contract research organizations for the clinical development of Vasomax(R). The Company made cash payments aggregating approximately $424,000 and $1.7 million during the quarters ended September 30, 1999 and 1998, respectively, and recorded payables and accrued expenses of $354,000 as of September 30, 1999.

Outside Contract Manufacturer

         On June 12, 1997, the Company entered into an exclusive supply agreement with a contract manufacturer under which the Company has agreed to purchase all of its bulk phentolamine requirements from the contract manufacturer for a period of five years. The agreement will continue after the initial five-year term for consecutive one-year periods until terminated by either party. The agreement obligates the Company to purchase specified minimum quantities of phentolamine and the manufacturer to manufacture phentolamine exclusively for the Company, including a current unpaid purchase commitment of $1.125 million, which is payable in the quarter ending December 31, 1999. The Company has met the minimum purchase requirements through the year ending December 31, 1999. The value of the specified

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

minimum purchase commitments of phentolamine for the years ending December 31, 2000 and 2001 are $540,000 in each year.

NOTE 9  --  COMMITMENTS AND CONTINGENCIES

         On May 16, 1994, Dr. Bonita Sue Dunbar ("Dunbar") filed suit in the 270th District Court of Harris County, Texas naming Baylor College of Medicine, BCM Technologies, Inc., Fulbright & Jaworski, L.L.P., The Woodlands Venture Capital Company and the Company as defendants. The lawsuit was dismissed on June 11, 1999, without the right of Dunbar to re-file and with no monetary consideration paid by the Company.

         Certain purported class action complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder have been filed against the Company and certain of its officers and directors. These complaints were filed in the United States District Court for the Southern District of Texas in Houston, Texas and were consolidated on May 29, 1998. The plaintiffs purport to bring the suit on behalf of all purchasers of Zonagen common stock between February 7, 1996 and January 9, 1998. The plaintiffs assert that the defendants made materially false and misleading statements and failed to disclose material facts about the patents and patent applications of the Company relating to Vasomax(R) and ImmuMax, and about the Company's clinical trials of Vasomax(R). The plaintiffs seek to have the action declared to be a class action, and to have rescissionary or compensatory damages in an unstated amount awarded, along with interest and attorney's fees. On March 30, 1999, the Court granted the defendants' motion to dismiss, and dismissed the case with prejudice. The plaintiffs have filed an appeal. The Company and the individual defendants believe that these actions are without merit and intend to defend against them vigorously. No estimate of loss or range of estimate of loss, if any, can be made at this time.

NOTE 10  --  SUBSEQUENT EVENTS

         In August 1999, Zonagen reported preliminary findings from a required two-year rat study that indicated that a limited number of male rats receiving daily doses of phentolamine mesylate on a long-term basis developed brown fat proliferations. In November 1999, Zonagen concluded the in-life portion of this study. Gross necropsies have been performed on all the rats. Based on those gross necropsies, a total of nine male rats, three in each dosage group, have been found to have brown fat proliferations. None were found in female rats. A histopathological review of over 25,000 tissue sample slides from these rats is currently being performed. The Company expects to have this data, which was requested by the FDA, ready for submission by mid-to-late second quarter 2000.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

         Separately, Schering-Plough has completed the clinical study of Vasomax(R) that the FDA allowed to continue to conclusion at the time that the FDA informed Zonagen that further clinical studies for its phentolamine-based drugs were being placed on clinical hold. Analysis of the Schering-Plough study is underway. Once that analysis is fully complete, Zonagen expects to incorporate that data into an Amendment to its New Drug Application for Vasomax(R).

         On October 18, 1999, the Company's Compensation Committee of the Board of Directors approved and the Company granted stock options to all employees as an incentive to remain with the Company, 285,500 shares of Common Stock at an exercise price of $2.938 which equaled the fair market value on the date of grant. Additionally, on the same date, stay bonuses aggregating $480,000 were approved by the Compensation Committee and granted for all employees. These bonuses will be payable on the first working day of January, 2001, for employees who received the grants and who are still employed by the Company on December 31, 2000, subject to acceleration upon the occurrence of certain defined circumstances.

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

OVERVIEW

         Zonagen, Inc., a Delaware corporation, ("Zonagen" or the "Company"), was organized on August 20, 1987 ("Inception"), and is a biopharmaceutical company engaged in the development of pharmaceutical products for the reproductive system, including sexual dysfunction, urology and contraception. Until the sale of substantially all the assets of Fertility Technologies, Inc. ("FTI"), its wholly owned subsidiary, in March 1999, Zonagen also sold devices, instruments and supplies to fertility specialists, obstetricians and gynecologists. From inception through September 30, 1999, the Company has been primarily engaged in pharmaceutical research and development and clinical development and is still in a development stage.

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

         Zonagen's lead product candidate is Vasomax(R), a proprietary oral treatment for male erectile dysfunction. Zonagen completed two pivotal clinical trials that demonstrated a therapeutic effect that is a statistically significant improvement over placebo. These pivotal trials formed the basis of the NDA for Vasomax(R) that was submitted to the FDA in July 1998.

         On May 10, 1999, Zonagen, Inc. and Schering-Plough jointly announced that the companies had decided to forego a June FDA Advisory Panel review of the New Drug Application ("NDA") for Vasomax(R) until the results of an additional 12-week human clinical study being conducted by Schering-Plough could be submitted to the Food and Drug Administration ("FDA"), as it was not possible to extend the Advisory Panel review date. As a result of this decision, Zonagen received a non-approvable letter for the NDA from the FDA. Zonagen expects to submit the new data from the ongoing human clinical study currently being conducted by Schering-Plough to the FDA as an amendment to the NDA.

         On August 10, 1999, Zonagen, Inc. announced that the FDA had advised the Company that further U.S. clinical trials of Zonagen's phentolamine-based drugs, Vasomax(R) and Vasofem(TM), had been placed on clinical hold until certain issues surrounding the Company's two-year rat study were satisfactorily resolved. The FDA is however, allowing Schering-Plough to complete the fully enrolled ongoing 12-week study in humans of Vasomax(R) for erectile dysfunction. See "Part I. Financial Information - Item 1. Financial Statements - Note 1 - Organization and Operations of Notes to Consolidated Financial Statements (Unaudited)" included elsewhere in this Quarterly Report on Form 10-Q.

         The FDA's decision was based on preliminary findings from an ongoing two-year, rat carcinogenicity study being conducted by Zonagen. The study, which is scheduled to be completed in the fourth quarter of 1999, yielded preliminary results that suggest that male rats receiving long term daily doses of phentolamine mesylate develop a higher incidence of proliferation of brown fat tissue than control rats. The implications of these findings need to be further evaluated with regard to their potential for adverse effects on humans. To date, such abnormalities have not been observed in female rats in the study.

         Prior to these latest findings, Zonagen had completed and submitted to the FDA a complete genotoxicity profile as well as results from a six month mouse p53 assay and six month daily usage studies in dogs and rats. None of these studies showed any abnormal effects, including brown fat tissue proliferation.

         There can be no assurance, that the FDA will consider such studies satisfactory for approval of the NDA submission or whether additional studies will be required; nor can there be any assurance that the FDA will ultimately approve Vasomax(R). Certain risks and uncertainties associated with the filing and the FDA review of the NDA are described or referenced in "Factors Affecting Forward-Looking Statements" included elsewhere in this Quarterly Report on Form 10-Q.

         On September 13, 1999, in response to the August 10, 1999 announcement of the FDA clinical hold on Vasomax(R) and Vasofem(TM), the Company announced that it had dismissed 15 of its employees, representing about one-third of its work force. This action was taken to reduce cash expenditures and concentrate the Company's talent and assets on programs that have the greatest potential to impact shareholder value, including Vasomax(R), Vasofem(TM) and the Company's adjuvant systems. In addition, work on several projects was slowed down. These actions have the effect of substantially reducing Zonagen's projected cash expenditures. The majority of the employees that were dismissed were involved in the internal pre-clinical toxicology and analytical functions for the Company. With the advent of the U.S. clinical hold on the Company's phentolamine based products, management felt that this reduction in staff would conserve cash and have a minimal affect on the future development of the Company's technologies. Management felt that it could outsource these requirements upon the lifting of the Vasomax(R) and Vasofem(TM) U.S. clinical hold. The Company took a one-time charge during the quarter ended September 30, 1999 of approximately $116,000 relating to the September 13, 1999 staff reduction. The Company will also focus its efforts on out-licensing its existing technologies as a means of enhancing its cash reserves and reducing internal development costs by securing external funding for certain research programs. Notwithstanding the cash conservation plan, Zonagen will continue to seek opportunities to in-license technologies that it believes will enhance future shareholder value.

         In addition to sexual dysfunction, the Company has ongoing research and development programs for its proprietary vaccine adjuvant and other diseases and disorders of the reproductive system, including several new approaches to contraception and new treatments for urological diseases such as benign prostate hyperplasia ("BPH") and prostate cancer. The Company has initiated a program to out-license these technologies to secure external funds to support their ongoing development.

         On March 11, 1999, the Company sold for cash the assets of its wholly owned subsidiary, Fertility Technologies, Inc. ("FTI") to SAGE BioPharma, Inc., a subsidiary of Counsel Corporation (Nasdaq: CXSN). The sale of FTI allows the Company to focus all of its attention on its core business, the development of pharmaceutical products for conditions associated with the reproductive system. See "Part I. Financial Information - Item 1. Financial Statements - Note 3 - Sale of Fertility Technologies, Inc. of Notes to Consolidated Financial Statements (Unaudited)" included elsewhere in this Quarterly Report on Form 10-Q.

         In June 1999, the U.S. Patent and Trademark Office issued Patent Number 5,912,000 directed to one of the Company's chitosan-based adjuvant systems and immunogens, collectively know as the ImmuMax System.

         As of September 30, 1999, the Company had an accumulated deficit of approximately $61.6 million. There can be no assurance that the Company will be able to successfully complete the transition from a development stage company to the successful introduction of commercially viable products. The Company's ability to achieve profitability will depend, among other things, on successfully completing the development of its products, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others which possess such capabilities, and raising sufficient funds to finance its activities. There can be no assurance that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained.

IMPACT OF YEAR 2000

         Certain companies may face problems if the computer processors and software upon which they directly or indirectly rely are unable to process date values correctly upon the turn of the millennium ("Year 2000"). Such a system failure and corruption of data of the Company or its customers or suppliers could disrupt the Company's operations, including, among other things, a temporary inability to process transactions or engage in other business activities or to receive information or services from suppliers.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Revenues. Total revenues decreased 89% to $607,000 for the quarter ended September 30, 1999 as compared to $5.7 million for the same period in the prior year. The decrease is due primarily to no milestone payments being received in the quarter ended September 30, 1999 as compared to a $5.0 million payment received during the same period in the prior year. In addition, royalties received from Schering-Plough for Vasomax(R) sales were $182,000 for the quarter ended September 30, 1999 as compared to no royalties for the same quarter in the prior year. Interest revenue decreased primarily due to decreased cash balances as a result of the reduction in the Company's cash and investment balances to fund ongoing operating activities.

         Schering-Plough is manufacturing and marketing Zonagen's erectile dysfunction product in Mexico and Brazil. Schering-Plough commenced sales of Vasomax(R) in Mexico in May 1998 and in Brazil in May 1999. Under the terms of the license agreement, the Company receives quarterly royalty payments based on net product sales by Schering-Plough. These quarterly payments lag current quarter sales by up to sixty days. Until Vasomax(R) is approved and launched on a broader basis, the Company expects royalty payments to reflect fluctuations due to inventory stocking and promotional activities.

         As provided for in the Schering-Plough Agreements, royalty rates payable are substantially reduced on Vasomax(R) sales in a territory where the Company has not met a certain business criterion called for in the Agreements. Currently, the Company has not met that business criterion in Mexico and Brazil, the two jurisdictions where the product is currently being sold. Until this business criterion is met in these countries, the Company will continue to receive royalties at the reduced rate. In addition, until this business criterion is met, royalties may be reduced substantially further, if during any Calendar Quarter, unit sales of orally administered phentolamine-based products for male erectile dysfunction by competitors in this territory exceed certain specified market shares.

         Research and Development Expenses. Research and development ("R&D") expenses include contracted research, regulatory affairs activities and general research and development expenses. R&D expenses decreased 54% to $2.1 million for the quarter ended September 30, 1999 as compared to $4.6 million for the same period in the prior year. The decrease was due primarily to a decline in contracted costs associated with the development of phentolamine-based products. These contracted costs decreased 71% to approximately $1.0 million during the quarter ended September 30, 1999 as compared to approximately $3.5 million during the same period in the prior year. This reduction is primarily due to the completion of Phase III and open label clinical trials for Vasomax(R), which were used in the July 14, 1998 NDA submission to the FDA. The Company will continue to incur costs in connection with the ongoing regulatory review of Vasomax(R) until the regulatory process is complete. General research and development expenses decreased 8% to approximately $1.1 million for the quarter ended September 30, 1999 as compared to $1.2 million during the same period in the prior year. This slight decrease was primarily due to a reduction in pre-clinical studies and purchased research supplies. The Company expects that R&D expenses will decrease during the remainder of 1999 and that they could increase over the next several years as the Company progresses with clinical trial programs for additional product candidates, including Vasofem(TM).

         General and Administrative Expenses. General and administrative expenses decreased 6% to $692,000 during the quarter ended September 30, 1999 from $736,000 in the third quarter of 1998. The decrease was primarily due to lower legal expenses relating to the Company's shareholder lawsuit which was partially offset by increased expenses associated with hiring and relocating several new members of the management team.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Revenues. Total revenues decreased 86% to $1.8 million for the nine months ended September 30, 1999 as compared to approximately $12.7 million for the same period in the prior year. The decrease is due primarily to no milestone payments being received during the nine months ended September 30, 1999 as compared to $10.0 million received during the same period in the prior year. Product royalties for the nine months ended September 30, 1999, were $204,000 as compared to $167,000 for the same period in the prior year. The decrease in interest revenue is primarily due to decreased cash balances as a result of the reduction in the Company's cash and investment balances to fund ongoing operating activities and stock repurchases during the year ended December 31, 1998.

         Schering-Plough is manufacturing and marketing Zonagen's erectile dysfunction product in Mexico and Brazil. Schering-Plough commenced sales of Vasomax(R) in Mexico in May 1998 and in Brazil in May 1999. Under the terms of the license agreement, the Company receives quarterly royalty payments based on net product sales by Schering-Plough. These quarterly payments lag current quarter sales by up to sixty days. Until Vasomax(R) is approved and launched on a broader basis, the Company expects royalty payments to reflect fluctuations due to inventory stocking and promotional activities.

         As provided for in the Schering-Plough Agreements, royalty rates payable are substantially reduced on Vasomax(R) sales in a territory where the Company has not met a certain business criterion called for in the Agreements. Currently, the Company has not met that business criterion in Mexico and Brazil, the two jurisdictions where the product is currently being sold. Until this business criterion is met in these countries, the Company will continue to receive royalties at the reduced rate. In addition, until this business criterion is met, royalties may be reduced substantially further, if during any Calendar Quarter, unit sales of orally administered phentolamine-based products for male erectile dysfunction by competitors in this territory exceed certain specified market shares.

         Research and Development Expenses. R&D expenses include contracted research, regulatory affairs activities and general research and development expenses. R&D expenses decreased 40% to $10.0 million for the nine months ended September 30, 1999 as compared to $16.8 million for the same period in the prior year. The decrease was due primarily to a decline in contracted costs associated with the development of various phentolamine based products. These contracted costs decreased 51% to approximately $6.7 million during the period ended September 30, 1999 as compared to approximately $13.8 million during the same period in the prior year. This reduction is primarily due to the completion of Phase III and open label clinical trials for Vasomax(R), which were used in the July 14, 1998 NDA submission to the FDA. The Company will continue to incur costs in connection with the further development of Vasomax(R) until the regulatory process is complete. General research and development expenses increased 10% to approximately $3.3 million for the nine months ended September 30, 1999 as compared to $3.0 million during the same period in the prior year. This increase was primarily due to expenses associated with hiring additional personnel and expanding the Company's research and drug screening capabilities. The Company expects that R&D expenses will decrease during the remainder of 1999 and that they could increase over the next several years as the Company progresses with clinical trial programs for additional product candidates, including Vasofem(TM).

         General and Administrative Expenses. General and administrative expenses increased 18% to $2.6 million during the nine months ended September 30, 1999 from $2.2 million during the same period in the prior year. The increase was primarily due to expenses associated with hiring and relocating several new members of the management team.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily with proceeds from the private placement and public offering of equity securities and with funds received under collaborative agreements. In April 1993, the Company received net proceeds of approximately $7.0 million from its initial public offering. In December 1993, the Company received net proceeds of $2.5 million from the sale of Common Stock to an affiliate of Schering AG in connection with the Company's collaboration with Schering AG. In October 1995, the Company received net proceeds of $5.3 million from the private placement of Series A Preferred Stock. In September and October 1996, the Company received aggregate net proceeds of $14.4 million from the private placement of Series B Preferred Stock. In July 1997, the Company received net proceeds of approximately $72.2 million from a public offering of Common Stock. In December 1997, the Company received a $10.0 million up-front license fee from Schering-Plough for the right to market and sell Vasomax(R) for the treatment of male erectile dysfunction. On June 30, 1998, the Company received an accelerated $5.0 million milestone payment from Schering-Plough with respect to Vasomax(R). On September 30, 1998, the Company received an additional $5.0 million milestone payment from Schering-Plough upon the acceptance of the Vasomax(R) NDA by the FDA.

         The Company used net cash of approximately $12.2 million for operating activities in the nine months ended September 30, 1999 as compared to approximately $9.5 million for the same period in the prior year. The increase in net cash used for operating activities was due primarily to no milestone payments being received in the nine months ended September 30, 1999, as compared to $10.0 million in the prior year, offset by a decline in contracted costs associated with the development of Vasomax(R). The reduction in contracted costs associated with the development of Vasomax(R) is a result of the completion of Phase III and open label clinical trials and a reduction in contracted research and regulatory affairs activities following the July 14, 1998 NDA submission to the FDA for Vasomax(R). The Company had cash and cash equivalents and marketable securities-short term combined of $22.7 million and marketable securities-long term were $18.3 million as of September 30, 1999 totaling $41.0 million.

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

         Despite the delays regarding the Company's Vasomax(R) clinical development program, the Company believes that its existing capital resources will still be sufficient to fund its operations through approximately mid-year 2001. This is due in large part to the way the Company has historically forecasted its cash resources and the implementation of a cash conservation plan. When forecasting its cash requirements, the Company only takes into account actual cash payments received, not anticipated.

         On September 13, 1999, in response to the August 10, 1999 announcement of the FDA clinical hold on Vasomax(R) and Vasofem(TM), the Company announced that it had dismissed 15 of its employees, representing about one-third of its work force. In addition, work on several projects was slowed down. These actions had the effect on reducing Zonagen's projected cash expenditures substantially. The main purpose of these steps was to concentrate the Company's talents and assets on the programs that have the greatest potential to impact shareholder value, including Vasomax(R), Vasofem(TM) and the Company's adjuvant programs. The Company also announced it will focus its efforts on out-licensing its existing technologies as a means of enhancing its cash reserves and reducing internal development costs by securing external funding for certain research programs. Notwithstanding the cash conservation plan, the Company will continue to seek opportunities to in-license technologies that it believes will enhance future shareholder value.

         The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's clinical and preclinical activities; the progress of the Company's collaborative agreements with affiliates of Schering-Plough and costs associated with any future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals for Vasomax(R) and Vasofem(TM), and the Company's other future product candidates; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets or through additional corporate collaborations. The Company's ability to raise additional funds will be adversely affected if the results of its current or future clinical trials, the regulatory approval process, and the commercialization of Vasomax(R) are not favorable or timely. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company on favorable terms, or at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         On May 16, 1994, Dr. Bonita Sue Dunbar ("Dunbar") filed suit in the 270th District Court of Harris County, Texas naming Baylor College of Medicine, BCM Technologies, Inc., Fulbright & Jaworski, L.L.P., The Woodlands Venture Capital Company and the Company as defendants. The lawsuit was dismissed on June 11, 1999, without the right of Dunbar to re-file and with no monetary consideration paid by the Company.

         Certain purported class action complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder have been filed against the Company and certain of its officers and directors. These complaints were filed in the United States District Court for the Southern District of Texas in Houston, Texas and were consolidated on May 29, 1998. The plaintiffs purport to bring the suit on behalf of all purchasers of Zonagen common stock between February 7, 1996 and January 9, 1998. The plaintiffs assert that the defendants made materially false and misleading statements and failed to disclose material facts about the patents and patent applications of the Company relating to Vasomax(R) and ImmuMax, and about the Company's clinical trials of Vasomax(R). The plaintiffs seek to have the action declared to be a class action, and to have rescissionary or compensatory damages in an unstated amount, along with interest and attorney's fees. On March 30, 1999, the Court granted the defendants' motion to dismiss, and dismissed the case with prejudice. The plaintiffs have filed an appeal. The Company and the individual defendants believe that these actions are without merit and intend to defend against them vigorously. No estimate of loss or range of estimate of loss, if any, can be made at this time.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         On September 1, 1999, the Board of Directors of the Company adopted a stockholder rights plan (the "Rights Plan") pursuant to which a dividend consisting of one preferred stock purchase right (a "Right") was distributed for each share of Common Stock held as of the close of business on September 13, 1999, and is to be distributed to each share of Common Stock issued thereafter until the earlier of (i) the Distribution Date (as defined in the Rights Plan), (ii) the Redemption Date (as defined in the Rights Plan), or
(iii) September 13, 2002. The Rights Plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering fair value to the Company's stockholders. The Rights will expire on September 13, 2002, subject to the sooner redemption or exchange as provided in the Rights Plan. Each Right entitles the holder thereof to purchase from the Company one one-hundredth of a share of a new series of Series One Junior Participating Preferred Stock of the Company at a price of $20.00 per one one-hundredth of a share, subject to adjustment. The Rights are generally exercisable only if a person acquires beneficial ownership of 20% or more of the Company's outstanding Common Stock.

         A complete description of the Rights, the Rights Agreement between the Company and Harris Trust and Savings Bank, as rights agent, and the Series One Junior Participating Preferred Stock is hereby incorporated by reference from the information appearing under the captions "Rights Agreement" and "Description of Preferred Stock" contained in the Current Report on Form 8-K of the Company filed on September 3, 1999.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits

                           Exhibit No.   Identification of Exhibit

                            4.1          Rights Agreement dated as of
                                         September 1, 1999 (incorporated by
                                         reference to Form 8-A of the Company
                                         filed on September 3, 1999).

                           10.1 Employment Agreement between the Company and David B. Bowman

                           11.1 Statement Regarding Computation of Net Loss Per Share

                           27.1          Financial Data Schedule

                  b.       Reports on Form 8-K

                           (1)      Current Report on Form 8-K dated
                                    September 3, 1999 reporting under Item 5.

                           (2)      Current Report on Form 8-K dated
                                    September 14, 1999 reporting under Item 5.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ZONAGEN, INC.


Date:  November 12, 1999
                                             By:  /s/ Joseph S. Podolski
                                                -------------------------------
                                                  Joseph S. Podolski
                                                  President and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)

Date:  November 12, 1999
                                             By:  /s/ F. Scott Reding
                                                -------------------------------
                                                  F. Scott Reding
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                 EXHIBIT INDEX

   Exhibit No.     Identification of Exhibit
   -----------     -------------------------
      4.1          Rights Agreement dated as of September 1, 1999
                   (incorporated by reference to Form 8-A of the Company filed on September 3, 1999).

     10.1          Employment Agreement between the Company and David B. Bowman

     11.1          Statement Regarding Computation of Net Loss Per Share

     27.1          Financial Data Schedule