Form 10-K
period 1999-12-31
ZONAGEN INC
filed 2000-03-30
CIK 897075

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------


                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO
                           COMMISSION FILE NO. 0-21198
                             ----------------------


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

                                 (281) 367-5892
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                             ----------------------


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                                 NAME OF EACH
                        TITLE OF EACH CLASS                              EXCHANGE ON WHICH REGISTERED
                        -------------------                              ----------------------------
                   Common Stock, $.001 par value                             Pacific Exchange, Inc.


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                                                 NAME OF EACH
                        TITLE OF EACH CLASS                              EXCHANGE ON WHICH REGISTERED
                        -------------------                              ----------------------------
                    Common Stock, $.001 par value                            Nasdaq National Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $91,479,728 as of March 20, 2000, based on the closing sales price of the registrant's common stock on the Nasdaq National Market on such date of $8.875 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the shares of the registrant's common stock are assumed to be affiliates. As of March 20, 2000, 11,283,224 shares of the registrant's common stock were outstanding.

     Certain sections of the registrant's definitive proxy statement relating to the registrant's 2000 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 1999, are incorporated by reference into Part III of this Annual Report on Form 10-K.


================================================================================

         This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words "may," "anticipate," "believe," "expect," "estimate," "project," "suggest," "intend" and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks, uncertainties and assumptions, including those discussed in "Item 1. Description of Business -- Business Risks." Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or projected.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         Zonagen, Inc. ("Zonagen" or the "Company"), a Delaware corporation, was organized on August 20, 1987 (Inception), and is a development stage company. Zonagen is a biopharmaceutical company engaged in the development of products for the human reproductive system, including sexual dysfunction, vaccine adjuvants, products for fertility and female health as well as urological applications, specifically prostate cancer.

         Sexual dysfunction is a widespread condition impacting large numbers of both men and women. Zonagen began developing its first product for sexual dysfunction, VASOMAX(R) for male erectile dysfunction, in 1994. Since that time, the Company has gained an in-depth understanding of the biological mechanisms of sexual dysfunction in both men and women. Zonagen's products to treat sexual dysfunction all incorporate phentolamine mesylate ("phentolamine"), an alpha-adrenergic blocker, as the active agent.

         Zonagen's lead product, VASOMAX(R), is a rapidly disintegrating oral formulation of phentolamine for the treatment of male erectile dysfunction. See "- Products in Development - Sexual Dysfunction - VASOMAX(R) - Male Erectile Dysfunction." Vasofem(TM) is being developed by the Company to treat female sexual dysfunction, an area of rapidly increasing interest and knowledge. Bimexes(TM) is a second generation, multi-component oral therapy for male erectile dysfunction that acts on multiple physiological pathways, each impacting erectile function. Influencing multiple pathways simultaneously may yield an improved erectile response in some men. Zonagen is also working on ERxin(TM), a multi-component injectable product to treat severe male erectile dysfunction.

         In 1997, Zonagen entered into an exclusive worldwide sales and marketing agreement with Schering-Plough Corporation ("Schering-Plough") for VASOMAX(R). See "Collaborative and Licensing Agreements - Schering-Plough Corporation."

         Zonagen is collaborating with a number of vaccine companies that are testing the Company's adjuvants, ImmuMax(TM) and ImmuMax-SR(TM), for use with their vaccines. These adjuvants have been developed to amplify human immune responses elicited by vaccines. Test results using these adjuvants indicate that they may be superior to traditional, alum-based adjuvants.

         Zonagen is developing a number of products to address fertility and female health. The Company recently in-licensed a novel class of compounds with highly selective anti-progestational activity. The initial focus for the compounds will be endometriosis and uterine fibroids, both major causes of infertility. The Company is developing two therapeutic vaccine products to prevent contraception by stimulating an immune response. Also under development is Contrel(TM), a chitosan-based product that is being evaluated for use as a vaginal anti-infective.

         In the urology area, Zonagen is testing two different vaccines for the treatment of prostate cancer. One seeks to treat hormone-independent tumors; the other targets hormone-dependent tumors.

See " -- Business Risks -- Uncertainties Related to Clinical Trial Results and FDA Approval."

SEXUAL DYSFUNCTION

         Sexual dysfunction is a widespread health problem for both sexes. Recent studies have reported that more than 50 percent of men over 40 years of age suffer from male erectile dysfunction ("MED"). Approximately 45 percent of all sexually active women suffer from female sexual dysfunction ("FSD"), according to another recent study.

Male Erectile Dysfunction

         In healthy men, an erection is a vascular response that is mediated by a complex series of events triggered by sexual stimulation. In the flaccid state, the muscles of the penis are contracted. When sexually simulated, the brain sends signals carried by neurotransmitters, or chemical stimuli, that cause the muscles in the penis to relax. The resulting bloodflow engorges the penis, causing an erection.

         MED, or impotence, has historically been defined as the persistent inability to attain and maintain an erection adequate to permit satisfactory sexual performance.

         The Massachusetts Male Aging Study ("MMA Study"), published in the Journal of Urology in 1994, was the first large study to demonstrate that MED is a major health concern. The MMA Study found that 52 percent of the men studied between the ages of 40 and 70 suffered from MED, suggesting that over 22 million American men in that age category currently suffer from MED. More than 50 percent of those afflicted were characterized as having mild to moderate dysfunction.

         The health variable most strongly associated with MED is age. In addition to age, factors that may contribute to MED include heart disease, hypertension and diabetes, certain therapeutic drugs and anger or depression. Demographic trends suggest that the number and percentage of men suffering from MED will continue to increase as the developed world's population ages.

         This same study also determined that MED is best defined using broader, more flexible criteria encompassed in the Erectile Function Domain of the International Index of Erectile Function ("IIEF"). The IIEF is a statistical instrument that was developed and validated by Raymond C. Rosen, Ph.D. to determine the degree of erectile dysfunction by assessing erectile difficulty during intercourse, frequency of sexual activity and erection, and level of satisfaction with the quality of the erection and the overall sexual experience.

         The primary variable as to the severity of the MED condition is the percentage of smooth muscle remaining in the penis. As men age, bloodflow to the penis typically declines causing the normal structure of the penis to change; smooth muscle is replaced with fibrous tissue that cannot expand sufficiently to initiate and to maintain an erection. In men, as smooth muscle is lost, MED worsens. For approximately 50 percent of the afflicted population, sufficient smooth muscle remains for oral therapies such as VASOMAX(R) or Viagra(R) to provide clinical benefit. As the condition in men worsens and the percentage of smooth muscle drops, direct administration of vaso-active drugs injected into the penis is required to restore penile function. Roughly 30 percent of men with MED require penile injections in order to achieve a rigid erection. In the most severe cases, penile implants are required.

         Oral vaso-active drugs can improve sexual function by improving the blood flow to the genitalia via several different biologic pathways. Currently there are existing drugs, as well as new products in development, that can take advantage of a variety of pathways. Alpha-adrenergic blockers, such as VASOMAX(R), may produce an effect in as little as 15 to 20 minutes. Drugs that inhibit the enzyme phosphodiesterase, such as Viagra(R), act on the nitric oxide pathway and generally require about one hour or more to take effect. In both cases, sexual stimulation is necessary for a normal response.

Female Sexual Dysfunction

         Female sexual disorders include five major categories: lack of desire, arousal disorder (problems with lubrication and sensation), failure to achieve orgasm, pelvic pain disorder and vaginismus (involuntary contraction of vaginal muscles). The causes of FSD are multi-faceted and complicated; both physiological as well as psychological problems such as depression, stress and fatigue are among the causes. Circulatory problems due to menopause, diabetes and hysterectomies are also believed to contribute to the problem. Earlier studies reported that, similar to male sexual dysfunction, the prevalence of FSD increases with age and is associated with vascular risk factors. More recent studies indicate that the prevalence of FSD is fairly evenly distributed among women of all age groups from 18 to 59 years of age.

         In February 1999, The Journal of the American Medical Association published a report on a representative sample of approximately 1,500 women in the United States. This study suggested that 43 percent of women suffer from sexual dysfunction. Symptoms included diminished interest in sex, anxiety over performance, difficulty lubricating, inability to achieve orgasm and pain during sex, any of which cause sex to be unpleasurable. The preponderance of those reporting such dysfunctions were not post-menopausal women, but rather such experiences were fairly evenly distributed among women ranging from 18 to 59 years of age.

         Despite its prevalence, the understanding of female sexual dysfunction is not nearly as advanced as its male counterpart. Treatment for FSD has traditionally involved psychological intervention or Hormone Replacement Therapy ("HRT"). A recent upsurge in interest has led to a better understanding of female sexual anatomy. The success of vaso-active drug therapy for men has accelerated the development of similar therapies that increase bloodflow to the genitalia.

         Vasodilators are expected to play a significant role in developing therapies for Female Sexual Arousal Disorder ("FSAD"). As in men, sexual response in women is bloodflow-mediated. Currently, vaso-active agents such as alpha-blockers and phosphodiesterase inhibitors are in clinical development for the treatment of FSAD. One of the challenges in the clinical development of these products to treat FSAD is determining appropriate clinical end points to be used in studies to test the efficacy and safety of these drugs. The regulatory agencies have stressed the need for a psychometrically valid, reliable and statistically validated instrument to evaluate the clinical outcomes of these trials.

         To promote the study and understanding of FSAD, Zonagen, in conjunction with Bayer AG, has developed the Female Sexual Function Index ("FSFI"). The FSFI is designed to assist in the evaluation and treatment of FSAD, one of the specific categories of FSD that is difficult to clinically diagnose. The FSFI is a brief questionnaire that evaluates sexual function in women, similar to the manner in which the IIEF is used for the study of MED. This instrument was developed for use in clinical trials to assess different aspects of female sexual function, such as sexual arousal, orgasm, satisfaction and pain. The FSFI was tested in two groups of women, one of which included subjects with FSAD as determined by sexual history and the other included normal control subjects. The test results validated the FSFI by demonstrating sufficient psychometric properties. The FSFI sensitively and reliably differentiated between these two groups of women on all aspects of sexual function.

         Zonagen and Bayer AG recently announced that a paper titled "Female Sexual Function Index (FSFI(C)): A Multidimensional Self-Report Instrument for the Assessment of Female Sexual Function" has been accepted for publication in The Journal of Sex and Marital Therapy.

PRODUCTS IN DEVELOPMENT

         Sexual Dysfunction

         Zonagen began developing its first product for sexual dysfunction, VASOMAX(R) for MED, in 1994. Since that time, the Company has gained an in-depth understanding of the biological mechanisms of sexual dysfunction in both men and women. The Company's products to treat sexual dysfunction all incorporate phentolamine as the active ingredient. Phentolamine is an alpha-adrenergic blocker that has been shown to be useful in the treatment of MED function and is being developed for FSD.

         The products being developed to treat sexual dysfunction are the Company's most advanced in terms of clinical development. All of these products have been tested in humans, though each is at a different stage of development.

VASOMAX(R) -  Male Erectile Dysfunction

         VASOMAX(R) is an oral therapy for MED that delivers the active ingredient, phentolamine, via a rapidly disintegrating formulation. VASOMAX(R) is a vasodilator that blocks the alpha-adrenergic receptors for a relatively short duration, leading to increased blood flow to the genitalia and smooth muscle relaxation in the penis, enhancing the ability to achieve an erection. Phentolamine has been approved by the Food and Drug Administration ("FDA") for the treatment of hypertensive crises associated with the surgical removal of certain tumors of the adrenal gland, and has been used "off-label" by urologists, most often in combination with other drugs, in penile needle injection therapies for the treatment of severe MED.

         In May 1997, the Company completed two U.S. pivotal Phase III clinical trials of VASOMAX(R) that demonstrated statistically significant improvement over placebo in men with MED. In the studies, efficacy was measured using the Erectile Function Domain of the IIEF as the primary endpoint. The IIEF is a statistical instrument that was developed and validated by Raymond C. Rosen, Ph.D. to measure erectile function. The IIEF was used by Zonagen in its clinical trials of VASOMAX(R) and by Pfizer in its clinical trials of Viagra(R).

         In addition to the IIEF primary endpoints, the Company also measured other endpoints in the Phase III trials that the FDA is expected to use in its determination regarding the efficacy of VASOMAX(R). These secondary endpoints included rates of successful intercourse (defined as intercourse involving the achievement of an erection, vaginal penetration the maintenance of the erection through orgasm) and other measures of overall sexual experience. The trials included men with a broad variety of medical conditions, including cardiovascular conditions, diabetes and prostate conditions, and men who took other, unrelated medications during the study period. The Company believes that an intact nervous system is necessary for VASOMAX(R) to be effective; therefore, men with MED caused by spinal cord injury or radical prostatectomy were intentionally excluded from the trials.

         In November 1997, the Company entered into exclusive worldwide license agreements ("Agreements") with Schering-Plough to market and sell VASOMAX(R) for the treatment of MED.

         In May 1998, Schering-Plough began product sales in Mexico under the tradename Z-MAX(R). In May 1999, an affiliate of Schering-Plough commenced VASOMAX(R) sales in Brazil.

         The Company submitted a New Drug Application ("NDA") for VASOMAX(R) to the U.S. FDA in July 1998. Schering-Plough submitted a Marketing Authorization Application for VASOMAX(R) to the Medicines Control Agency in the United Kingdom in August 1998.

         In February 1999, Schering-Plough notified the Company that it had exercised its right to begin manufacturing finished product for VASOMAX(R). Schering-Plough manufactures the product in Mexico and Brazil.

         In May 1999, Schering-Plough and Zonagen jointly declined to go to the FDA advisory panel review meeting. At that time, Schering-Plough had a human clinical study underway, the results of which were considered to be important data to present to the FDA to maximize the probability of VASOMAX(R)'s long term success in the market. Declining to attend the panel meeting resulted in a non-approvable letter from the FDA.

         In August 1999, the Company announced the preliminary finding of brown fat proliferations in a small percentage of male rats in a two-year rat study. Consequently, the FDA placed both VASOMAX(R) and Vasofem(TM) on clinical hold in the U.S. until the final report on the data from the two-year study is submitted, reviewed and assessed by the FDA. At the time the clinical holds were imposed, the FDA did allow Schering-Plough to complete the ongoing human study of VASOMAX(R) that was underway. Zonagen believes that having the U.S. clinical hold lifted is the key to resuming the approval process for VASOMAX(R) not only in the U.S., but also for the major European markets.

         The in-life portion of the two-year rat study was completed in November 1999. The gross necropsies have been performed on all rats. The histopathological review of approximately 28,000 tissue sample slides is underway. The Company has since completed an additional study to elucidate the true nature and etiology of these masses and is preparing to provide the FDA the final report that has been requested to consider lifting the clinical hold. The report is expected to be submitted to the FDA by mid-to-late second quarter 2000.

         In December 1999, Zonagen announced that Schering-Plough had completed the VASOMAX(R) clinical study that the FDA had allowed to continue to conclusion when VASOMAX(R) and Vasofem(TM) were placed on clinical hold. In addition to the two Phase III pivotal trials and the study that was completed recently by Schering-Plough, the Company and Schering-Plough have also completed (i) drug interaction studies in insulin and non-insulin dependent diabetics and in cardiovascular patients being treated with ace inhibitors, beta blockers, calcium channel blockers and alpha blockers and (ii) bioavailability and food interaction studies with healthy individuals. The Company and Schering-Plough have finalized their long term open label safety studies and additional special population and drug interaction studies, which are expected to be submitted as part of the FDA's review of the NDA for VASOMAX(R). Zonagen intends to use this data to address the issues raised in the FDA's non-approvable letter.

         The foregoing expressions of the Company's expectations regarding the completion and submission of the final report on the two year rat study, the submission of the additional human data, the approval of the NDA and other matters relating to the clinical development of VASOMAX(R) are forward-looking statements that are subject to certain risks and uncertainties, including those described under "-- Business Risks -- Uncertainties Related to Clinical Trial Results and FDA Approval" and " -- Business Risks -- Government Regulation; No Assurances of Regulatory Approval." There can be no assurance, however, that the FDA will ultimately approve the NDA, or that the regulatory authorities in non-U.S. countries will approve requests for marketing approval submitted by Schering-Plough.

Vasofem(TM) - Female Sexual Arousal Disorder

         During 1997, the Company completed a pilot study under its Investigational New Drug ("IND") application for VASOMAX(R). Based on the results of this study, the Company filed an IND for Vasofem(TM) with the FDA that became effective in October 1998. The purpose of this IND is to assess the efficacy and safety of phentolamine in the treatment of FSAD. After the completion of a U.S. Phase I safety study, the FDA placed Vasofem(TM) on clinical hold in the U.S. due to the findings of brown fat proliferations in the two-year rat study for VASOMAX(R). Vasofem(TM) was placed on clinical hold because the active ingredient for both products is phentolamine. See "- Products in Development - VASOMAX(R) - Male Erectile Dysfunction."

         Zonagen has completed an additional foreign Phase I study of Vasofem(TM). Further, an offshore Phase II clinical trial was conducted in an in-office setting. The results have encouraged the Company to proceed with the clinical development of Vasofem(TM). Zonagen intends to begin another foreign study later this year utilizing the FSFI questionnaire to determine if the effects of Vasofem(TM) on sexual response observed in the doctors' offices can be replicated in an at-home setting. If the clinical hold is lifted in the U.S., the Company expects to work with the FDA to develop Phase II clinical trial protocols for U.S.-based trials, leveraging the experience gained from previously conducted foreign studies.

Bimexes(TM) - Combination Oral Therapy

         Combinations of drugs are often used on an off-label basis in penile needle injection therapy to improve erectile response. These drugs operate on different mechanisms of action and are therefore administered in combination with the objective of improving on the success rates of single-drug treatments. Based on its evaluation of the mechanisms responsible for erectile function, the Company believes that the use of phentolamine in combination with certain other drugs that possess different mechanisms of action may yield improved erectile response in some men. Bimexes(TM), which is under development, is designed to both utilize an alpha-adrenergic receptor blockade and stimulate the nitric oxide pathway. Zonagen completed a 300 patient dose-ranging study in Mexico to evaluate the safety and pharmacodynamic potential of Bimexes(TM) as a second-generation oral therapy for MED. A 40 patient Viagra(R) challenge follow-up study is currently being conducted.

ERxin(TM) - Multi-component Injection Therapy

         The Company believes that about 30 percent of patients with erectile dysfunction may not respond satisfactorily to oral therapy and may require penile injection therapy to achieve an erection sufficient for satisfactory sexual performance. Further, a significant percentage of men with severe erectile dysfunction who attempted penile injection therapy do not respond adequately to the leading injectable therapy, Caverject(R). The Company completed pilot studies with a multi-component injection therapy, called ERxin(TM), for men who suffer from severe erectile dysfunction. The first trial studied men who did not respond to Viagra(R); the second studied men who did not achieve an adequate response to Caverject(R). The Company is currently evaluating the results. Initial trial results have shown ERxin(TM) to be superior to Caverject(R) in terms of percentage of patience achieving erections rated sufficient for vaginal penetration.

Vaccine Adjuvants

         Vaccination is a cost-effective means of preventing disease. Today more than 20 vaccines have been approved by the FDA, with many more in development. The development of these new vaccines pose a major challenge. The new generation of vaccines often consist of antigenic subunits, synthetic peptides and recombinant proteins. One of the greatest limitations of the new generation of vaccines is that the antigens in these vaccines elicit weak immunological responses. Adjuvants are required to boost the immune response and improve the vaccine's efficacy.

         Zonagen has developed two different adjuvants: ImmuMax(TM) (formerly Z-Max) and ImmuMax SR(TM). Both of these chitosan-based products elicit high antibody titers. Both adjuvant systems have been well tolerated in a number of species including mice, rabbits, guinea pigs, dogs, cattle and non-human primates (baboons, rhesus monkeys, cynomolgus macaques).

         ImmuMax SR(TM) has been used in conjunction with whole molecules (purified proteins, native proteins, tissue extract, recombinant proteins and synthetic peptides). ImmuMax(TM) has been used with histidine-tagged recombinant proteins expressed in bacteria, baculovirus systems, yeast and Chinese hamster ovary cells.

         Test results using these adjuvants indicate that they may have the immunological profile of Complete Freund's Adjuvant ("CFA"), the "gold standard" of research adjuvants, stimulating both humoral and cell-mediated immune responses without the toxicity profile associated with CFA. Zonagen is in discussion with a number of vaccine manufacturers about licensing these adjuvant systems for use with their vaccines.

Fertility and Female Health

Selective Progesterone Receptor Modulators

         Infertility is a physical condition that annually affects approximately
4.5 million couples of reproductive age. Endometriosis and uterine fibroids are conditions that significantly increase the risk of infertility. Endometriosis and uterine fibroids afflict hundreds of millions of women worldwide, especially in the developed world. These conditions are major contributors to female fertility problems. In the U.S., fibroids are the largest single cause of hysterectomies.

         In 1999, Zonagen in-licensed a novel class of compounds with highly selective anti-progestational activity from the National Institutes of Health ("NIH"). These compounds have a high degree of specificity for the progesterone receptor and initially are being developed for the treatment of endometriosis and uterine fibroids.

         Zonagen has selected a lead compound based on animal data, as well as synthesis considerations. Once an appropriate commercial process is developed, the Company will begin preparing to initiate human clinical trials.

Immunocontraceptives

         One of the most pressing issues of the new millennium is overpopulation. Though available for many years, birth control pills are only used by 18 percent of women of childbearing age, and an even smaller percentage in the developing world. Many other women employ alternate forms of contraception, both reversible and non-reversible. The Company believes that a variety of factors, including the disadvantage of hormones used in currently available oral contraceptives and the rapidly growing populations of many developing countries, present a significant opportunity for new contraceptive approaches. The Company has directed its contraceptive research towards developing products that are easy to use and that avoid the problems associated with hormone therapies currently available today.

         Zonagen has two therapeutic vaccine products in development that prevent conception by stimulating an immune response. One product targets the zona pellucida causing this outer protein layer of the human ova to become impervious to sperm, and the other vaccine uses human chorionic gonadatropin, or hCG. Both vaccine products are in pre-clinical development.

Contrel(TM)

         Sexually transmitted diseases impose an enormous cost on society, both in terms of the deleterious effects on the health of individuals, including death, as well as consuming a large amount of the world's healthcare resources. Contrel(TM) is a chitosan-based product candidate that is being evaluated for its vaginal anti-infective properties. This product is in pre-clinical development.

Urology

         As part of its commitment to become a leading provider of products for reproductive health, Zonagen also has a research program developing drugs that treat prostate cancer.

         After skin cancer, prostate cancer is the next most common form of cancer among American men, and is now the second leading cause of cancer death. The American Cancer Society estimates that in 2000 about 180,400 new cases of prostate cancer will be diagnosed and 31,900 men will die of this disease. The prevalence and incidence of this disease will continue to increase as the world's population ages. Current treatments for prostate cancer include surgery (usually either radical prostatectomy or transurethral resection of the prostate), radiation therapy, hormone therapy and chemotherapy.

         To treat prostate cancer, Zonagen has developed a therapeutic vaccine designed to stimulate the human immune system to destroy prostate cancer cells in hormone independent tumors. This product, known as Zproxal(TM), is undergoing initial testing in prostate cancer patients in Mexico. In the case of hormone-dependent tumors, Zonagen's product, Gonaxin(TM), seeks to elicit an immune response that neutralizes the hormone signal required for continued tumor growth. This product is in pre-clinical development.

RESEARCH AND DEVELOPMENT

         The Company's research and development expenditures have been spent primarily on clinical trials of VASOMAX(R), Vasofem(TM) and the development of its preclinical products. In 1999, 1998 and 1997, research and development expenses were $12.2 million, $22.4 million and $22.3 million, respectively.

         The decline in research and development expenses over the past year was due primarily to the completion of the Phase III and open label trials for VASOMAX(R) and the consequent decrease in outside contracted costs. Upon FDA removal of the clinical hold on the Company's phentolamine-based products, the Company expects these expenses to increase in the next several years over their 1999 level, as it advances Vasofem(TM) further into the clinical trial process and certain of the Company's preclinical product candidates progress into clinical trials.

BUSINESS STRATEGY

         The Company's business strategy is designed to provide a continuing pipeline of proprietary new products. In addition to internal product development, Zonagen seeks to in-license early stage novel technologies consistent with its core sets of expertise. The Company then develops that technology and subsequently out-licenses it to corporate partners that are committed to commercializing that technology. Zonagen does not currently plan to build a sales and marketing capability. The Company seeks to create value by developing the technology and then realizing that value by securing licensing fees, milestone payments and royalties through corporate collaborations, much as it has done with VASOMAX(R). This strategy incorporates the following key elements:

         Develop Proprietary and Acquired Technologies. The Company's development activities are focused on creating a broad portfolio of proprietary pharmaceutical products relating to the human reproductive system. Zonagen continuously reviews product in-licensing and acquisition opportunities. New products may enter development from the Company's own research programs as well as through an active acquisition strategy. For example, while certain of the Company's contraceptive and urology development programs were initiated in-house, during 1999, Zonagen in-licensed new technologies, such as the anti-progesterone compounds from the NIH.

         Expand Intellectual Property Portfolio. The Company will continue to seek patent protection for its technologies and formulations in the U.S. and key international markets. Zonagen currently owns a total of 13 issued patents and 17 pending patent applications in the U.S. and 50 issued patents and 91 pending patent applications outside the U.S. See "-- Patents and Proprietary Information."

         Establish Collaborations with Corporate Partners. Zonagen seeks to collaborate with corporate partners for the development and marketing of certain technologies and products. In November 1997, the Company entered into exclusive license agreements with affiliates of Schering-Plough Corporation with respect to marketing and selling VASOMAX(R) for the treatment of MED. In addition to providing an up-front payment and milestone payments, these agreements provide for Schering-Plough to pay royalties to the Company based on net sales. See " -- Collaborative and Licensing Agreements." Zonagen is actively pursuing a number of out-licensing arrangements with corporate partners to commercialize Zonagen's products, such as the vaccine adjuvants. However, there can be no assurance that any transactions will be consummated.

COLLABORATIVE AND LICENSING AGREEMENTS

         The Company seeks to collaborate with corporate partners for the development and commercialization of certain technologies and products. In this regard, the Company has entered into the collaborative and licensing agreement described below:

Schering-Plough Corporation

         In November 1997, the Company entered into exclusive worldwide license agreements ("Agreements") with Schering-Plough Corporation to market and sell VASOMA(R) for the treatment of MED. In addition, the Company granted to Schering-Plough an option to acquire an exclusive worldwide license to market and sell VASOMAX(R), and certain other products developed by the Company, for other indications including FSAD. The Company will be entitled to receive additional up-front payments, milestone payments and royalties in the event that Schering-Plough exercises its options under the Agreements. Under the Agreements, Schering-Plough paid Zonagen an aggregate up-front payment of $10 million upon the signing of the Agreements in 1997, and additional milestones totaling $10 million in 1998 upon completion of certain developmental milestones, and will make subsequent milestone payments as specified regulatory goals are achieved. The Agreements provide for Zonagen to receive escalating royalty payments based on increasing product sales levels. There can be no assurance that VASOMAX(R) will be approved by the FDA or other international regulatory agencies, or that Schering-Plough will achieve sales levels that result in escalating royalty payments.

         Schering-Plough also has certain rights to enter into a license agreement with Zonagen for the manufacture, marketing, distribution and sale of certain additional products, which include Vasofem(TM), the Company's phentolamine-based product in clinical development for FSAD. Schering-Plough's right of first negotiation is exercisable only to the extent that Zonagen decides to enter into a collaborative arrangement with a third party with respect to the manufacture, marketing, distribution and sale of such additional products.

         The Schering-Plough agreements obligate the Company to manufacture, or subcontract the manufacturing to a third party at its expense, the licensed products (and certain components thereof) for a period of three years after the first commercial sale by Schering-Plough of the licensed compound for five years. In turn, the agreements obligate Schering-Plough to purchase all of its requirements of the licensed products from the Company or the Company's designated third-party manufacturer during the same time period. The Company has contracted with the Synkem Division of Plasto S.A. ("Synkem") for the exclusive manufacture and supply of the Company's requirements of phentolamine mesylate.

         In February 1999, the Company was notified by Schering-Plough that it was exercising its right to begin manufacturing finished product. Due to the current clinical hold on VASOMAX(R) and Vasofem(TM), the Company has not yet transferred its contract rights with the bulk phentolamine manufacturer or its current phentolamine supply to Schering-Plough. Thus, on an interim basis, Schering-Plough is purchasing bulk phentolamine as needed from the Company's raw material phentolamine inventory for its manufacture of VASOMAX(R) at approximately the Company's cost. The Company anticipates that it will transfer both its bulk phentolamine and rights to its supply agreement to Schering-Plough upon the approval of VASOMAX(R). See " -- Manufacturing."

         The licenses granted under the Schering-Plough agreements terminate on a country-by-country basis on the expiration of the last patent relating to such product in such country. The agreements may be terminated by Schering-Plough in the event certain regulatory milestone goals are not met, or other specified events occur, and are terminable by either party on the occurrence of a breach that is not cured by the breaching party within a certain time period after notice has been given to such breaching party. See " -- Sales and Marketing" and " -- Business Risks -- Limited Sales and Marketing Experience; Dependence on Collaborators" for a discussion of the risks associated with the Company's limited sales and marketing experience and dependence on collaborators.

MANUFACTURING

         The Company does not have any facilities to manufacture products in the quantities necessary for clinical trials or commercial sales and does not expect to establish any significant manufacturing capacity in the near future. On November 16, 1995, the Company entered into a development and manufacturing services agreement with Synkem, a contract manufacturing organization, for the manufacture and validation of bulk phentolamine for use in clinical trials and for the purpose of supporting an IND application to permit clinical testing of VASOMAX(R). Synkem has filed a Drug Master File ("DMF") with the FDA in connection with its manufacture of phentolamine, allowing the Company to reference that information in its own regulatory submissions.

         On June 12, 1997, the Company and Synkem executed an exclusive supply agreement. This supply agreement required that the Company purchase all of its bulk phentolamine from Synkem for a period of five years. However, due to Synkem's production of phentolamine in excess of the Company's actual committed orders, on January 27, 2000, the Company agreed to an early purchase of the excess phentolamine production at a substantially discounted price. This purchase satisfied the years 2000 and 2001 contractual purchase obligations, relieving the Company of any future contractual purchase obligations. If VASOMAX(R) is approved by the FDA and the Company purchases additional phentolamine from the contract manufacturer, then the Company will be required to pay the contract manufacturer a premium equal to the amount that the purchase price of the excess production was discounted.

         In February 1999, the Company was notified by Schering-Plough that it was exercising its right to begin manufacturing finished product. Due to the current clinical hold on VASOMAX(R) and Vasofem(TM), the Company has not yet transferred its contract rights with the bulk phentolamine manufacturer or its current phentolamine supply to Schering-Plough. Thus, on an interim basis, Schering-Plough is purchasing bulk phentolamine as needed from the Company's raw material phentolamine inventory for its manufacture of VASOMAX(R) at approximately the Company's cost. The Company anticipates the transfer of both its bulk phentolamine and rights to its supply agreement upon the approval of VASOMAX(R). See " -- Collaborative and Licensing Agreements -- Schering-Plough."

         During 1999, the Company filed a DMF with the FDA for the chitosan raw material to be used in the preparation of its adjuvants. The Company intends to develop the capability to supply the raw materials required to support clinical trials utilizing its adjuvants.

         The Company intends to rely on third parties for the manufacture and supply of commercial quantities of other products that it may develop. There can be no assurance that the Company will be able to obtain supplies of its products from third-party suppliers on terms or in quantities acceptable to the Company. Also, the Company's dependence on third parties for the manufacture of its products may adversely affect the Company's product margins and its ability to develop and to deliver products in a timely manner. Any such third-party suppliers or any manufacturing facility the Company establishes will be required to meet FDA manufacturing requirements. FDA certification of manufacturing facilities for a drug, and compliance with current Good Manufacturing Practices requirements, is a prerequisite to approval of an NDA for that drug. The Company may encounter significant delays in obtaining supplies from third-party manufacturers or experience interruptions in its supplies. The effects of any such delays or interruptions will be more severe if the Company relies on a single source of supply. If the Company were unable to obtain adequate supplies, its business would be materially adversely affected.

SALES AND MARKETING

         The Company has limited experience in the sales, marketing and distribution of pharmaceutical products. The Company has entered into sales and marketing agreements with Schering-Plough for VASOMAX(R) and may seek similar agreements regarding its other proprietary product candidates with one or more pharmaceutical companies that have established marketing and sales capabilities. If the Company fails to reach, or elects not to enter into a similar arrangement with respect to any of its other proprietary product candidates, in order to market such products directly, the Company would need to develop a sales and marketing organization with supporting distribution capability. Significant additional expenditures would be required for the Company to develop such a sales and marketing organization.

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

PATENTS AND PROPRIETARY INFORMATION

         The Company's ability to compete effectively with other companies is materially dependent on the proprietary nature of the Company's patents and technologies. The Company actively seeks patent protection for its proprietary technology in the United States and abroad. As of December 31, 1999, the Company owned or had rights to a total of 13 issued patents and 17 pending patent applications in the U.S., and 50 issued patents and 91 pending patent applications outside the United States. Of these patents and patent applications, three are issued patents and eight pending patent applications in the United States, and 43 issued foreign patents, 69 pending foreign patents applications, and three Patent Cooperation Treaty applications relating to its MED technology. The Company also has rights to seven issued patents in the United States and six issued foreign patents with respect to products and methods using specific recombinant zona pellucida peptides. The Company has a total of two United States and nine foreign patent applications pending that relate to zona pellucida proteins, their preparation, and their use. The Company has three issued patents and two pending patent applications in the United States, and one issued patent and eight pending foreign patent applications for its ImmuMax(TM) adjuvant system. The Company also has the following patent applications pending: one United States application and one Patent Cooperation Treaty application related to a vaginal contraceptive gel, one United States application related to a recombinant human chorionic gonadotropin vaccine and uses thereof, two United States applications related to antiprogestational agents and one United States application and one Patent Cooperation Treaty application related to methods and materials for the treatment of certain diseases of the prostate.

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

         One of the Company's issued U.S. patents relating to VASOMAX(R) is a method-of-use patent rather than a composition-of-matter or formulations patent. A method-of-use-patent encompasses the use of a composition to treat a specified condition but does not encompass the composition or formulations, themselves. A method-of-use patent may provide less protection than a composition-of-matter patent if other companies market the composition for purposes other than that encompassed by the method-of-use patent, because of the possibility of "off-label" use of the composition. Phentolamine, the active ingredient in VASOMAX(R), is currently approved for use in the U.S. in injectable form for the treatment of hypertension and for use in the diagnosis of certain tumors of the adrenal gland, and has been used "off-label" by urologists in penile injection therapies for the treatment of erectile dysfunction. Although an oral formulation of phentolamine was formerly marketed as a treatment for hypertension, it is no longer on the market. The Company believes that the characteristics of this formerly available formulation, which differs from the VASOMAX(R) formulation used in clinical trials, would lack the advantages of the VASOMAX(R) formulation and have limited utility in treating MED. The Company's second issued U.S. patent relating to VASOMAX(R), which issued on March 24, 1998, claims formulations as well as the method of use of VASOMAX(R).

         There can be no assurance that patents owned by or licensed to the Company will not be challenged by others. The Company could incur substantial costs in proceedings, including interference proceedings before the United States Patent and Trademark Office and comparable proceedings before similar agencies in other countries. These proceedings could result in adverse decisions about the patentability of the Company's inventions and products, as well as about the enforceability, validity or scope of protection afforded by the patents.

         There can be no assurance that the manufacture, use or sale of the Company's product candidates will not infringe patent rights of others. The Company may be unable to avoid infringement of those patents and may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. There can be no assurance that a license will be available to the Company on terms and conditions acceptable to the Company, if at all, or that the Company will prevail in any patent litigation. Patent litigation is costly and time-consuming, and there can be no assurance that the Company will have sufficient resources to bring such litigation to a successful conclusion. If the Company does not obtain a license under such patents, or is found liable for infringement, or is not able to have such patents declared invalid, the Company may be liable for significant money damages, may encounter significant delays in bringing products to market or may be precluded from participating in the manufacture, use or sale of products or methods of treatment requiring such licenses. The Company does not believe that the commercialization of its products will infringe on the patent rights of others. However, there can be no assurance that the Company has identified all U.S. and foreign patents that pose a risk of infringement.

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

         Therapies for sexual dysfunction represent a very large market opportunity, especially as the overall population continues to age. As the size of the market continues to grow, the competition will expand. Viagra(R) has already been approved for the treatment of MED and a number of other products are being developed to address both MED and FSD. The delay caused by the non-approvable letter received from the FDA in May 1999 and the subsequent clinical hold imposed by the FDA in August 1999 may allow other competitors to enter the market before VASOMAX(R), adversely impacting Zonagen's product for MED.

         The approval and marketing of competitive products and other products that treat disease indications targeted by the Company could adversely affect the market acceptance of the Company's products as a result of the established market recognition and physician familiarity with the competing product. The presence of directly competitive products could also result in more intense price competition than might otherwise exist, which could have a material adverse effect on the Company. The Company believes that competition will be intense for all of its products.

GOVERNMENTAL REGULATION

         The Company's research and development activities, preclinical studies and clinical trials, and ultimately the manufacturing, marketing and labeling of its products, are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries. The U.S. federal Food, Drug and Cosmetic Act ("FDC Act") and the regulations promulgated thereunder and other federal and state statutes and regulations govern, among other things, the testing, manufacture, storage, record keeping, labeling, advertising, promotion, marketing and distribution of the Company's products. Preclinical study and clinical trial requirements and the regulatory approval process take years and require the expenditure of substantial resources. Additional government regulation may be established that could prevent or delay regulatory approval of the Company's products. Delays or rejections in obtaining regulatory approvals would adversely affect the Company's ability to commercialize any product the Company develops and the Company's ability to receive product revenues, milestone payments or royalties. If regulatory approval of a product is granted, the approval may include significant limitations on the indicated uses for which the product may be marketed or may be conditioned on the conduct of post-marketing surveillance studies.

         The standard process required by the FDA before a pharmaceutical agent may be marketed in the U.S. includes: (i) preclinical tests; (ii) submission to the FDA of an IND which must become effective before human clinical trials may commence; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended application; (iv) submission of an NDA to the FDA; and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug.

         Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of each product. Preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. The results of the preclinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA before the commencement of human clinical trials. Unless the FDA objects to an IND, an IND will become effective 30 days following its receipt by the FDA. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials or that the lack of an objection to an IND means that the FDA will ultimately approve a NDA. If unexpected safety concerns arise, the FDA can put an IND on clinical hold, which means that ongoing studies will have to be stopped and no new studies are allowed to be initiated until the safety concerns have been addressed and resolved to the FDA's satisfaction.

         Clinical trials involve the administration of the investigational new drug to humans under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Also, each clinical trial must be approved by and conducted under the auspices of an Institutional Review Board ("IRB"). The IRB will consider, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution conducting the clinical trials.

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

         By the date of the NDA submission in July 1998, the Company had completed and submitted a complete genotoxicity profile as well as the results from a six-month p53 mouse assay and six-month daily usage studies in dogs and rats. In 1997, Zonagen commenced a two-year rat carcinogenicity study.

         In August 1999, the Company announced the preliminary finding of brown fat proliferations in a small percentage of male rats in the required two-year rat study. Consequently, the FDA placed both VASOMAX(R) and Vasofem(TM) on clinical hold in the U.S. until the final report on the data from the two-year study is submitted, reviewed and assessed by the FDA. Zonagen believes that having the U.S. clinical hold lifted is the key to resuming the approval process for VASOMAX(R) not only in the U.S., but also for the major European markets. The in-life portion of the two-year rat study was completed in November 1999. The gross necropsies have been performed on all rats. The histopathological review of approximately 28,000 tissue sample slides is underway. The Company has since completed an additional study to elucidate the true nature and etiology of these masses and is preparing to provide the FDA the final report that has been requested to consider lifting the clinical hold. The report is expected to be submitted to the FDA by mid-to-late second quarter 2000. There can be no assurance that the data will be sufficient to cause the FDA to release the clinical hold.

         The results of preclinical studies and clinical trials, if successful, are submitted in an NDA to seek FDA approval to market and commercialize the drug product for a specified use. FDA approval of the NDA is required before marketing may begin in the U.S. The NDA must include the results of extensive clinical and other testing and the compilation of data relating to the product's chemistry, pharmacology and manufacture. The total cost of the NDA is substantial. After submitting an NDA, the FDA reviews it before it accepts it for filing, and may request that additional information be provided prior to accepting an NDA for filing. In such an event, the NDA must be resubmitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA may refer the application to the appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA's satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. As a condition of NDA approval, the FDA may require post-marketing testing and surveillance to monitor the drug's safety or efficacy. If the FDA's evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a non-approvable letter, outlining the deficiencies in the submission and often requiring additional testing or information.

         In May 1999, Schering-Plough and Zonagen jointly declined to go to the FDA's previously scheduled advisory panel review meeting. At that time, Schering-Plough had a human clinical study underway, the results of which were considered to be important data to present to the FDA to maximize the probability of VASOMAX(R)'s long term success in the market. Declining to attend the panel meeting resulted in a non-approvable letter from the FDA.

         In December 1999, Zonagen announced that Schering-Plough had completed the VASOMAX(R) clinical study that the FDA had allowed to continue to conclusion when VASOMAX(R) and Vasofem(TM) were placed on clinical hold. In addition to the two Phase III pivotal trials and this study that was completed recently by Schering-Plough, the Company and Schering-Plough have also completed (i) drug interaction studies in insulin and non-insulin dependent diabetics and in cardiovascular patients being treated with ace inhibitors, beta blockers, calcium channel blockers and alpha blockers and (ii) bioavailability and food interaction studies with healthy individuals. The Company and Schering-Plough have finalized their long term open label safety studies, and additional special population and drug interaction studies, which are expected to be submitted as part of the FDA's review of the NDA for VASOMAX(R). Zonagen intends to use this data to address the issues raised in the FDA's non-approvable letter.

         Notwithstanding the submission of any requested additional data or information in response to a non-approvable letter, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems occur following initial marketing.

         Even if regulatory approvals for the Company's products are obtained, the Company, its products, and the facilities manufacturing the Company's products are subject to continual review and periodic inspection. The FDA will require post-marketing reporting to monitor the safety of the Company's products. Each U.S. drug-manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA's requirements regarding Good Manufacturing Practices. To supply drug products for use in the U.S., foreign manufacturing establishments must comply with the FDA's Good Manufacturing Practices and are subject to periodic inspection by the FDA or by regulatory authorities in those countries under reciprocal agreements with the FDA. In complying with Good Manufacturing Practices, manufacturers must expend funds, time and effort in the area of production and quality control to ensure full technical compliance. The Company does not have any drug manufacturing capabilities and must rely on outside firms for this capability. See " --Manufacturing." The FDA stringently applies regulatory standards for manufacturing. Identification of previously unknown problems with respect to a product, manufacturer or facility may result in restrictions on the product, manufacturer or facility, including warning letters, suspensions of regulatory approvals, operating restrictions, delays in obtaining new product approvals, withdrawal of the product from the market, product recalls, fines, injunctions and criminal prosecution.

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

         The Company's research and development involves the controlled use of hazardous materials, chemicals, viruses, and various radioactive compounds. Although the Company believes that its procedures for handling and disposing of those materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If such an accident occurs, the Company could be held liable for resulting damages, which could be material to the Company's financial condition and business. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens, and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting the Company may be adopted in the future. Any violation of, and the cost of compliance with, these laws and regulations could materially and adversely affect the Company. See " -- Business Risks -- Government Regulation; No Assurances of Regulatory Approval."

EMPLOYEES AND CONSULTANTS

Employees

         At December 31, 1999, the Company had 31 full-time employees and utilized a variety of consultants. Of the Company's full-time employees, 23 were engaged in research, development, clinical research and regulatory affairs and 8 were engaged in finance, business development and administration. The Company relies on its employees to either perform internal research and development or to manage contracted research and development activities, but also uses outside consultants as needed. The Company believes its relationship with its employees is good.

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

         Rae Lyn Burke, Ph.D. - Dr. Burke, Principle, Biotechnology Solutions, a consulting company, has an extensive background in the development, production and preclinical and clinical testing of recombinant biological products, especially in the field of vaccines. Her expertise is evidenced by authorship of more than 75 publications, inventorship of more than 20 patents, and recently, participation as a standing member of the NIH Special Study Section for Vaccines. Dr. Burke received her Ph.D. at the Department of Microbiology, State University of New York, Stony Brook. She did postdoctoral studies at the Department of Biochemistry and Biophysics, University of California, San Francisco. Her work experience includes employment at Chiron and in 1988 she cofounded Biotechnology Solutions.

         Irwin Goldstein, M.D. - Dr. Goldstein has been co-director of the Urology Research Laboratory at Boston University School of Medicine since 1980. Dr. Goldstein serves as a consultant in the fields of male erectile dysfunction and female sexual dysfunction.

         Peter Barton Hutt - Mr. Hutt is a partner in the Washington, D.C. law firm of Covington & Burling specializing in food and drug law. He graduated from Yale College and Harvard Law School and obtained a Masters in Food and Drug Law from NYU Law School. Mr. Hutt served as Chief Counsel for the Food and Drug Administration from 1971 to 1975. He has been a member of the Institute of Medicine since it was founded in 1970 and currently serves on the Institute of Medicine Board on Health Care Services.

         Vernon Knight, M.D. - Dr. Knight has served at Baylor College of Medicine as Professor and Chairman of the Department of Microbiology and Immunology, Professor in the Infectious Disease Section of the Department of Medicine, Director of Baylor's Center for Biotechnology, and Acting Chairman, Department of Molecular Physiology and Biophysics at Baylor College of Medicine.

         Donald McDonnell, Ph.D. - Dr. McDonnell is Associate Professor of Pharmacology and Cancer Biology at Duke University Medical Center. He earned his Ph.D. in cell biology from Baylor College of Medicine. Between 1991 and 1994 he served as Associate Director, then Director and Head of Molecular Biology at Ligand Pharmaceuticals. His work has focused in recent years on the genetic and pharmacological dissection of the steroid hormone receptor signal transduction pathways. The insights from his work have led to the discovery and development of novel estrogen and progesterone modulators, which are being evaluated clinically as treatments for cancer and osteoporosis.

         Chuck Montgomery, DVM, ACVP, ACLAM - Dr. Montgomery is president of Compath, a contract consulting firm providing services in toxicology, toxicologic pathology and comparative medicine. Dr. Montgomery has 28 years experience in toxicology and 34 years experience in veterinary pathology. He was previously the Director of the Center for Comparative Medicine at Baylor College of Medicine and is currently Professor of Pathology, Baylor College of Medicine; Professor of Pathobiology, Oklahoma State University and Professor of Veterinary Pathobiology at Texas A&M University. He was formerly the Head of Toxicologic Pathology for the National Toxicology Program and Chairman of the Department of Pathology at the Uniformed Services University of the Health Sciences, School of Medicine.

         Alfred Poindexter, M.D. - Dr. Poindexter is Professor of Obstetrics and Gynecology and Director of the Division of Contraceptive Development and Research at Baylor College of Medicine. He is on the staff at St. Luke's Episcopal Hospital and The Methodist Hospital in Houston, Texas. Dr. Poindexter has conducted a clinical practice in reproductive endocrinology and research in contraceptive technology for the past twenty years.

         Raymond C. Rosen, Ph.D. - Dr. Rosen is Professor of Psychiatry and Medicine, and Co-Director of the Center for Sexual and Marital Health of UMDNJ-Robert Wood Johnson Medical School. Dr. Rosen has authored seven books and more than 100 book chapters and articles on aspects of sexuality and sexual dysfunction. He is the Editor of the Annual Review of Sex Research and the Past President of the International Academy of Sex Research.

         David W. Russell, Ph.D. - Dr. Russell is the McDermott Distinguished Professor in the Department of Molecular Genetics at the University of Texas Southwestern Medical Center. His main research interests are cholesterol and steroid hormone metabolism, reproductive biology, molecular genetics and gene regulation.

         Anthony Sacco, Ph.D. - Dr. Sacco is a Professor in the Department of Obstetrics and Gynecology at Wayne State University School of Medicine and Director of the Hutzel Hospital, Wayne State University In Vitro Fertilization Laboratory. Dr. Sacco is an authority on the application of zona pellucida proteins as infertility agents.

         Robert S. Schenken, M.D. - Dr. Schenken is Professor of Obstetrics and Gynecology and Director of the Division of Reproductive Endocrinology and Infertility at The University of Texas Health Science Center in San Antonio. He has been a consultant for several pharmaceutical companies and program chairman of the Annual Meeting of the Society for Gynecologic Investigation and the American Society for Reproductive Medicine. Dr. Schenken has received numerous national awards for his research and has also served as principal investigator on research projects funded by the NIH, World Health Organization and numerous pharmaceutical companies.

         Edward C. Yurewicz, Ph.D. - Dr. Yurewicz is a Clinical Associate Professor in the Department of Obstetrics and Gynecology at Wayne State University School of Medicine. Dr. Yurewicz is a leading authority on zona pellucida protein chemistry.

BUSINESS RISKS

Uncertainties Related to Early Stage of Development

         The Company is a development stage company. Companies in the development stage typically encounter problems, delays, expenses and complications, many of which may be beyond the Company's control. These include, but are not limited to, unanticipated problems and costs relating to the development, testing, production and marketing of its products, regulatory approvals and compliance, availability of adequate financing and competition. There can be no assurance that the Company will be able to complete successfully the transition from a development stage company to the successful introduction of commercially viable products. The Company has generated only limited revenue from product sales since its inception. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 1. Organization and Operations" of Notes to Consolidated Financial Statements.

Uncertainties Related to Clinical Trial Results and FDA Approval

         The FDA must approve the Company's NDA prior to commercializing VASOMAX(R) or any other pharmaceutical product in the U.S. Similar approvals will be required from the regulatory authorities of other countries prior to commercialization in such countries. The FDA and other regulatory authorities generally require that the safety and efficacy of a drug be supported by results from adequate and well-controlled Phase III clinical trials before approval for commercial sale. The Company completed two U.S. pivotal Phase III clinical trials of VASOMAX(R) in May 1997, but even if the Company believes the Phase III clinical trials demonstrate the safety and efficacy of VASOMAX(R), or any other product in the treatment of disease, the FDA and other regulatory authorities may not accept the Company's assessment of the results. In either case, the Company may be required to conduct additional clinical trials in an effort to demonstrate the safety and efficacy of the product. In January 1999, the Company completed a U.S. Phase I clinical trial for Vasofem(TM) and in the same year commenced an offshore Phase II trial for the treatment of FSAD. None of the Company's other products have entered into U.S. human clinical trials.

         The Company must demonstrate through preclinical studies and clinical trials that its products are safe and effective before the Company can obtain regulatory approvals for the commercial sale of those products. These studies and trials are very costly and time-consuming. The speed with which the Company is able to enroll patients in clinical trials is an important factor in determining how quickly clinical trials may be completed. Many factors affect the rate of patient enrollment, including the size of the patient population, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in patient enrollment in the trials may result in increased costs, program delays, or both, that could have a material adverse effect on the Company.

         In May 1999, Schering-Plough and Zonagen jointly declined to go to the FDA advisory panel review meeting. At that time, Schering-Plough had a human clinical study underway, the results of which were considered to be important data to present to the FDA to maximize the probability of VASOMAX(R)'s long term success in the market. Declining to attend the panel meeting resulted in a non-approvable letter from the FDA.

         In August 1999, the Company announced the preliminary finding of brown fat proliferations in a small percentage of male rats in the two-year rat study. Consequently, the FDA placed both VASOMAX(R) and Vasofem(TM) on clinical hold in the U.S. until the final report on the data from the two-year study is submitted, reviewed and assessed by the FDA. At the time the clinical holds were imposed, the FDA did allow Schering-Plough to complete the ongoing human study of VASOMAX(R). Zonagen believes that having the U.S. clinical hold lifted is the key to resuming the approval process for VASOMAX(R) not only in the U.S., but also for the major European markets.

         The in-life portion of the two-year rat study was completed in November 1999. The gross necropsies have been performed on all rats. The histopathological review of approximately 28,000 tissue sample slides is underway. The Company has since completed an additional study to elucidate the true nature and etiology of these masses and is preparing to provide the FDA the final report that has been requested to consider lifting the clinical hold. The report is expected to be submitted to the FDA by mid-to-late second quarter 2000.

         In December 1999, Zonagen announced that Schering-Plough had completed the VASOMAX(R) clinical study that the FDA had allowed to continue to conclusion when VASOMAX(R) and Vasofem(TM) were placed on clinical hold. In addition to the two Phase III pivotal trials and this study that was completed recently by Schering-Plough, the Company and Schering-Plough have also completed (i) drug interaction studies in insulin and non-insulin dependent diabetics and in cardiovascular patients being treated with ace inhibitors, beta blockers, calcium channel blockers and alpha blockers and (ii) bioavailability and food interaction studies with healthy individuals. The Company and Schering-Plough have finalized their long term open label safety studies, and additional special population and drug interaction studies, that are expected to be submitted as part of the FDA's review of the NDA for VASOMAX(R). Zonagen intends to use this data to address the issues raised in the FDA's non-approvable letter.

         The administration of any product the Company develops may produce undesirable side effects in humans. The occurrence of side effects could interrupt or delay clinical trials of products and could result in the FDA or other regulatory authorities denying approval of the Company's products for any or all targeted indications. In addition, the Company, the FDA or other regulatory authorities may suspend or terminate clinical trials at any time. Even if the Company receives FDA and other regulatory approvals, the Company's products may later exhibit adverse effects that limit or prevent their widespread use or that necessitate their withdrawal from the market. There can be no assurance that any of the Company's products will be safe for human use, nor can there be any assurance that the Company will obtain regulatory approval for the commercialization of VASOMAX(R) or any other product on a timely basis, or at all. Without regulatory approval, the Company will not be able to commercialize its products, which would have a material adverse effect on the Company. Furthermore, delays in the approval process could have a material adverse effect on the Company, even if regulatory approval is ultimately obtained. See " -- Products in Development -- VASOMAX(R) - Male Erectile Dysfunction", " -- Governmental Regulation" and " -- Limited Sales and Marketing Experience; Dependence on Collaborators."

Substantial Dependence on One Product; Early Stage of Development of Other Products

         The Company has dedicated a substantial portion of its resources over the last several years to the development of VASOMAX(R), that is currently undergoing regulatory review. Products, if any, resulting from the Company's other research and development programs are not expected to be commercially available for at least several years, if at all. As a result, the Company's future prospects are substantially dependent on timely approval by the FDA and the successful commercialization of VASOMAX(R). Failure to obtain regulatory approval and to successfully commercialize VASOMAX(R) would have a material adverse effect on the Company. The development or acquisition of commercially viable products will require significant further investment, research, development, preclinical studies, clinical testing and regulatory approvals, both foreign and domestic. In addition, there can be no assurance that the Company will be able to produce any product at reasonable cost or market such products successfully. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and " -- Products in Preclinical Development" and " -- Governmental Regulation."

History of Operating Losses; Accumulated Deficit

         The Company has experienced significant operating losses in each fiscal year since its inception. As of December 31, 1999, the Company had an accumulated deficit of approximately $63.9 million. The Company may incur substantial additional operating losses over the next several years in connection with its research and development and preclinical and clinical activities. The Company's ability to achieve profitability will depend, among other things, on successfully completing the development of its products, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others which possess such capabilities, and raising sufficient funds to finance its activities. There can be no assurance that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 1. Organization and Operations" of Notes to Consolidated Financial Statements.

Future Capital Needs; Uncertainty of Additional Funding

         The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings and funds received through collaborative agreements. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if FDA and other regulatory approvals are obtained. The Company believes that its existing capital resources will be sufficient to fund its operations through at least the end of 2001. The Company's capital requirements will depend on many factors, including: the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's preclinical and clinical activities; the progress of the Company's collaborative agreements with Schering-Plough and any future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of the Company's products; the Company's ability to obtain regulatory approvals; the success of the Company's or its collaborators' sales and marketing programs; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions or the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful. There can be no assurance that changes in the Company's research and development and clinical development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if the results of its current or future clinical trials or the regulatory approval process for VASOMAX(R) and Vasofem(TM) are not favorable. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Uncertainty of Protection for Patents and Proprietary Technology

         The Company's ability to commercialize any products will depend, in part, on its ability to obtain patents, enforce those patents and preserve trade secrets and operate without infringing on the proprietary rights of third parties. See "-- Description of Business -- Patents and Proprietary Information" for a discussion of the uncertainty of protection for patents and proprietary technology.

Government Regulation; No Assurances of Regulatory Approval

         The Company's research and development activities, preclinical studies, clinical trials and the manufacturing and marketing of its products are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. These activities are also regulated in other countries where the Company intends to test and market its products.

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

         In May 1999, Schering-Plough and Zonagen jointly declined to go to the FDA advisory panel review meeting. Declining to attend the panel meeting resulted in a non-approvable letter from the FDA.

         In August 1999, the Company announced the preliminary finding of brown fat proliferations in a small percentage of male rats in the two-year rat study. Consequently, the FDA placed both VASOMAX(R) and Vasofem(TM) on clinical hold in the U.S. until the final report on the data from the two-year study is submitted, reviewed and assessed by the FDA. At the time the clinical holds were imposed, the FDA did allow Schering-Plough to complete the ongoing human study of VASOMAX(R). Zonagen believes that having the U.S. clinical hold lifted is the key to resuming the approval process for VASOMAX(R) not only in the U.S., but also for the major European markets.

         The in-life portion of the two-year rat study was completed in November 1999. The gross necropsies have been performed on all rats. The histopathological review of approximately 28,000 tissue sample slides is underway. The Company has since completed an additional study to elucidate the true nature and etiology of these masses and is preparing to provide the FDA the final report that has been requested to consider lifting the clinical hold. The report is expected to be submitted to the FDA by mid-to-late second quarter 2000.

         In December 1999, Zonagen announced that Schering-Plough had completed the VASOMAX(R) clinical study that the FDA had allowed to continue to conclusion when VASOMAX(R) and Vasofem(TM) were placed on clinical hold. In addition to the two Phase III pivotal trials and this study that was completed recently by Schering-Plough, the Company and Schering-Plough have also completed (i) drug interaction studies in insulin and non-insulin dependent diabetics and in cardiovascular patients being treated with ace inhibitors, beta blockers, calcium channel blockers and alpha blockers and (ii) bioavailability and food interaction studies with healthy individuals. The Company and Schering-Plough have finalized their long term open label safety studies, and additional special population and drug interaction studies, which are expected to be submitted as part of the FDA's review of the NDA for VASOMAX(R). Zonagen intends to use this data to address the issues raised in the FDA's non-approvable letter.

         There can be no assurance that, even after submission of this additional data, regulatory approval will be obtained for any drugs developed by the Company. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed or may be conditioned on post-marketing surveillance studies. Further, even if such regulatory approval is obtained, a marketed drug, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections, and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements can, among other things, result in warning letters, fines, suspensions or withdrawals of regulatory approvals, product recalls or seizures, operating restrictions, injunctions, civil penalties and criminal prosecution. Further, additional government regulation may be established that could prevent or delay regulatory approval of the Company's products.

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

Limited Sales and Marketing Experience; Dependence on Collaborators

         The Company has limited experience in the sales, marketing and distribution of pharmaceutical products, and its revenues from VASOMAX(R) and other products that may be marketed by others will depend on the efforts of Schering-Plough and such other collaborators. Under the terms of the Schering-Plough Agreements, Schering-Plough has broad discretion as to whether or not to continue the collaboration with Zonagen. A decision by Schering-Plough to terminate the Agreements would have a material adverse effect on the Company. See " -- Description of Business -- Collaborative and Licensing Agreements and -- Sales and Marketing" for a discussion of the risks associated with the Company's limited sales and marketing experience and dependence on collaborators.

Manufacturing Uncertainties; Reliance on Third-Party Suppliers

         The Company does not have any manufacturing facilities and does not expect to establish any significant manufacturing capacity in the near future. Thus, the Company's ability to produce product to support product approvals, if secured, or ongoing or future clinical trials is dependent upon third party suppliers, that the Company does not control and that may or may not deliver the manufactured product required. See "-- Description of Business -- Manufacturing" for a discussion of the risks associated with manufacturing and the Company's reliance on third-party suppliers.

Inventory Accumulation

         As of December 31, 1999, the Company had approximately $4 million of bulk phentolamine inventory reflected on its balance sheet and has made an additional purchase subsequent to year-end. This inventory has a finite shelf life. Although the Company believes that it will realize the full value of this inventory upon approval of VASOMAX(R), any substantial delays in the approval of

VASOMAX(R), or the failure to obtain approval, would force the Company to attempt to liquidate a portion or all of its phentolamine inventory position. A large sale of this bulk inventory could drive the market price down due to an oversupply of phentolamine.

Competition and Technological Change

         The Company is engaged in pharmaceutical product development, an industry that is characterized by extensive research efforts and rapid technological progress. See " -- Description of Business -- Competition" for a discussion of the risks associated with competition and technological change.

Product Liability and Availability of Insurance

         The Company's business exposes it to potential liability risks that are inherent in the testing, manufacturing and marketing of medical products. The use of the Company's product candidates in clinical trials may expose the Company to product liability claims and possible adverse publicity. These risks also exist with respect to the Company's product candidates, if any, that receive regulatory approval for commercial sale. Clinical trials and commercial sales, if any, of the Company's proposed female contraceptive products will involve particularly significant product liability considerations, in light of the substantial amount of current litigation involving female contraceptives and other products affecting the female reproductive system, none of which currently involve the Company. The Company currently carries $10 million of product liability coverage for the clinical research use of phentolamine and an additional $20 million of product liability specific to VASOMAX(R). Subsequent to the sale of FTI assets, the Company maintains $2 million of product liability coverage for the former operations of FTI. There can be no assurance that such coverage is adequate or that it will continue to be available in sufficient amounts or at acceptable costs. The Company does not have product liability insurance for the commercial sale of any of its other product candidates. There can be no assurance that the Company will be able to obtain additional insurance coverage at acceptable costs, or at all, or that the Company will not experience losses due to product liability claims in the future. A product liability claim, product recall or other claim, or claims for uninsured liabilities or for amounts exceeding the limits of the Company's insurance, could have a material adverse effect on the Company.

Reliance on Contract Research Organizations

         The Company utilizes contract research organizations ("CROs") to assist with the design and conduct of the Company's clinical trials, including the clinical trials of VASOMAX(R) and Vasofem(TM), and other of its phentolamine-based products for sexual dysfunction, as well as animal studies and other pre-clinical trials. In addition, these companies have been responsible for managing the conduct of and analyzing data from such clinical and preclinical trials on behalf of the Company. These companies may terminate these arrangements at any time. If such companies were to terminate these arrangements or were unable or unwilling to devote adequate resources to the Company's projects or to provide services on acceptable terms, the Company would be required to establish relationships with other CROs or to further develop the capacity to conduct clinical and preclinical trials within its own clinical affairs and preclinical groups. This could result in significant additional expense and delays in the Company's clinical and preclinical trials and could have a material adverse effect on the Company.

No Assurance of Adequate Third-Party Reimbursement

         The Company's ability to commercialize its products successfully will depend in part on the extent to which appropriate reimbursement levels for the cost of the products and related treatment are obtained from third-party payors, including government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). Third-party payors are increasingly challenging the prices charged for medical products and services. Accordingly, if less costly treatments are available, third-party payors may not authorize reimbursement for the Company's products even if they offer advantages in safety or efficacy. Also, the trend toward managed healthcare and government insurance programs significantly influences the purchase of healthcare services and products, that could result in lower prices and reduced demand for the Company's products. The cost containment measures that healthcare providers are instituting and any healthcare reform could affect the Company's ability to sell its products and may have a material adverse effect on the Company. There can be no assurance that reimbursement in the U.S. or foreign countries will be available for any of the Company's products, that any reimbursement granted will be maintained, or that limits on reimbursement available from third-party payors will not reduce the demand for, or negatively affect the price of, the Company's products. The unavailability or inadequacy of third-party reimbursement for the Company's products could have a material adverse effect on the Company. The Company is unable to anticipate what additional legislation or regulation relating to the healthcare industry or third party coverage and reimbursement may be enacted in the future or what effect the legislation or regulation would have on the Company's business.

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

Year 2000 Issue

         The Company experienced no significant problems regarding the turn of the millennium ("Year 2000") through March 29, 2000. The Company budgeted between $150,000 and $250,000 for new computers, equipment, software and implementation. The Company estimates that it spent approximately $50,000 for the replacement of or upgrades to its computers, equipment and software, including the required Year 2000 remediation implementation.

         The Company appointed a Year 2000 committee to address the issues and to assess the potential impact of the Year 2000 problem. The committee evaluated the Company's financial systems, computers, software and other equipment and continues follow-up activities to insure that no material issues will occur.

ITEM 2.  PROPERTIES

         The Company leases approximately 24,000 square feet of laboratory and office space in The Woodlands, Texas under a lease that expires in May 2000. The Company believes that it either possesses or can obtain the necessary space for its operations for the near term.

ITEM 3.  LEGAL PROCEEDINGS

          Certain purported class action complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder were filed against the Company and certain of its officers and directors. These complaints were filed in the United States District Court for the Southern District of Texas in Houston, Texas and were consolidated on May 29, 1998. The plaintiffs purported to bring the suit on behalf of all purchasers of Zonagen common stock between February 7, 1996 and January 9, 1998. The plaintiffs asserted that the defendants made materially false and misleading statements and failed to disclose material facts about the patents and patent applications of the Company relating to VASOMAX(R) and ImmuMax(TM) and about the Company's clinical trials of VASOMAX(R). The plaintiffs sought to have the action declared to be a class action, and to have rescissionary or compensatory damages in an unstated amount, along with interest and attorney's fees. On March 30, 1999, the Court granted the defendants' motion to dismiss and dismissed the case with prejudice. The plaintiffs filed an appeal. The Company and the individual defendants believe that these actions are without merit and intend to defend against them vigorously. No estimate of loss or range of estimate of loss, if any, can be made at this time.

         The Company is involved in certain other litigation matters which it believes will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders in the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is quoted on The Nasdaq National Market under the symbol "ZONA" and on the Pacific Exchange under the symbol "ZNG." The following table shows the high and low sale prices per share of Common Stock, as reported by The Nasdaq National Market, during the periods presented.


                                                                              PRICE RANGE
                                                                   ----------------------------------
                                                                        HIGH                   LOW
                                                                        ----                   ---
          1997
          First Quarter....................................        $      19.88          $       9.13
          Second Quarter...................................               24.75                 14.81
          Third Quarter....................................               39.75                 21.50
          Fourth Quarter...................................               45.75                 17.75


          1998
          First Quarter....................................        $      25.50          $      13.25
          Second Quarter...................................               40.25                 19.38
          Third Quarter....................................               26.75                 12.25
          Fourth Quarter...................................               22.00                 12.00


          1999
          First Quarter....................................        $      35.75          $      18.38
          Second Quarter...................................               25.50                  8.75
          Third Quarter....................................               10.22                  2.81
          Fourth Quarter...................................                7.78                  2.31


          2000
          First Quarter (through March 20, 2000)...........        $      14.44          $       4.38


         All of the foregoing prices reflect interdealer quotations, without retail mark-up, markdowns or commissions and may not necessarily represent actual transactions in the Common Stock.

         On March 20, 2000, the last sale price of the Common Stock, as reported by the Nasdaq National Market, was $8.875 per share. On March 20, 2000, there were approximately 270 holders of record and approximately 9,000 beneficial holders of the Company's Common Stock.

         In December 1997, the Company announced a stock buyback of its common stock. The Company did not buy back any of its common stock in 1999.

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

         On September 1, 1999, the Board of Directors of the Company adopted a stockholder rights plan ("Rights Plan") pursuant to which a dividend consisting of one preferred stock purchase right (a "Right") was distributed for each share of Common Stock held as of the close of business on September 13, 1999, and is to be distributed to each share of Common Stock issued thereafter until the earlier of (i) the Distribution Date (as defined in the Rights Plan),
(ii) the Redemption Date (as defined in the Rights Plan) or (iii) September 13, 2002. The Rights Plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering fair value to the Company's stockholders. The Rights will expire on September 13, 2002, subject to earlier redemption or exchange as provided in the Rights Plan. Each Right entitles the holder thereof to purchase from the Company one one-hundredth of a share of a new series of Series One Junior Participating Preferred Stock of the Company at a price of $20.00 per one one-hundredth of a share, subject to adjustment. The Rights are generally exercisable only if a Person (as defined) acquires beneficial ownership of 20 percent or more of the Company's outstanding Common Stock.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected historical consolidated financial data set forth below are derived from the Company's audited consolidated financial statements as of and for each of the years in the five-year period ended December 31, 1999. The selected consolidated financial data set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

STATEMENTS OF OPERATIONS DATA                                       YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------------
                                                 1995          1996          1997          1998          1999
                                               --------      --------      --------      --------      --------
                                                                        (in thousands)
Revenues:
  Licensing fee .............................. $     --      $     --      $ 10,000      $ 10,000      $     --
  Product royalties ..........................       --            --            --           163           242
  Interest income ............................      116           271         1,960         3,205         2,170
                                               --------      --------      --------      --------      --------
     Total revenues ..........................      116           271        11,960        13,368         2,412

Expenses:
  Research and development ...................    2,795         7,936        22,299        22,438        12,180
  General and administrative .................      846         1,163         2,730         3,211         3,249

  Interest expense and
     amortization of intangibles .............       --             4            10             3             8
                                               --------      --------      --------      --------      --------
     Total expenses
                                                  3,641         9,103        25,039        25,652        15,437
                                               --------      --------      --------      --------      --------

Loss from continuing operations ..............   (3,525)       (8,832)      (13,079)      (12,284)      (13,025)
Income (loss) from discontinued
   operations ................................     (762)         (638)          (94)          (32)           59


Gain on disposal .............................       --            --            --            --         1,014
                                               --------      --------      --------      --------      --------
Net loss ..................................... $ (4,287)     $ (9,470)     $(13,173)     $(12,316)     $(11,952)
                                               ========      ========      ========      ========      ========

Income (loss) per share - basic and
diluted:
Loss from continuing operations .............. $  (0.91)     $  (1.79)     $  (1.45)     $  (1.09)     $  (1.16)

Income (loss) from discontinued operations ...    (0.20)        (0.13)        (0.01)           --          0.01

Gain on disposal .............................       --            --            --            --          0.09
                                               --------      --------      --------      --------      --------
Net loss per share(1) ........................ $  (1.11)     $  (1.92)     $  (1.46)     $  (1.09)     $  (1.06)
                                               ========      ========      ========      ========      ========
Shares used in income (loss) per
     share calculation .......................    3,858         4,943         9,044        11,275        11,244


                                                                YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------------
                                            1995          1996          1997          1998          1999
                                          --------      --------      --------      --------      --------
                                                                        (in thousands)
BALANCE SHEET DATA:

Cash, cash equivalents and marketable
securities .............................. $  4,190      $ 11,075      $ 73,762      $ 51,640      $ 39,136
Total assets ............................    6,652        13,712        76,941        58,642        46,287
Long-term obligations ...................       66            17             3            --            --
Deficit accumulated during the
  development stage .....................  (16,940)      (26,410)      (39,584)      (51,900)      (63,852)
Total stockholders' equity ..............    5,425        11,577        70,976        53,387        41,750

---------------------
(1) See Note 2 of Notes to Consolidated Financial Statements for a description of the computation of loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks, uncertainties and assumptions, including those discussed in "Item 1. Description of Business -- Business Risks." Those views are based on certain assumptions regarding the progress of product development efforts under collaborative agreements, the execution of new collaborative agreements, success at existing and future research and development programs, the ultimate outcome of the regulatory approval process for VASOMAX(R) in the U.S. and other foreign jurisdictions, as well as for Vasofem(TM) and other product candidates, and other factors relating to the Company's growth. Such expectations may not materialize if product commercialization or development efforts are delayed or suspended, if negotiations with potential collaborators are delayed or unsuccessful, if such regulatory approvals are not forthcoming, or if other assumptions prove incorrect. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated in such forward-looking statements.

OVERVIEW

         Zonagen, Inc. ("Zonagen" or the "Company"), a Delaware Corporation was organized on August 20, 1987 (Inception) and is a development stage company. Zonagen is a biopharmaceutical company engaged in the development of products for the reproductive system, including sexual dysfunction, vaccine adjuvants, products for fertility and female health as well as urological applications, specifically prostate cancer.

         Zonagen's results of operations may vary significantly from year to year and quarter to quarter, and depend, among other factors, on the regulatory approval process in the United States and other foreign jurisdictions, the signing of new licenses and product development agreements, the timing of revenues recognized pursuant to license agreements, the achievement of milestones by licensees or the Company, the progress of clinical trials conducted by the licensees and the Company and the levels of research, marketing and administrative expense. The timing of the Company's revenues may not match the timing of the Company's associated product development expenses. To date, research and development expenses have generally exceeded revenue in any particular period and/or fiscal year.

         As of December 31, 1999, the Company had an accumulated deficit of $63.9 million. Losses have resulted principally from costs incurred conducting clinical trials for VASOMAX(R) and Vasofem(TM), in research and development activities related to efforts to develop the Company's products and from the associated administrative costs required to support those efforts. There can be no assurance that the Company will be able to successfully complete the transition from a development stage company to the successful introduction of commercially viable products. The Company's ability to achieve profitability will depend, among other things, on successfully completing the development of its products in a reasonable time frame and at a reasonable cost, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others that possess such capabilities, the Company's and its partners' ability to realize value from the Company's research and development programs through the commercialization of those products and raising sufficient funds to finance its activities. There can be no assurance that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained. See "Item 1. Description of Business -- Business Risks -- Uncertainties Related to Early Stage of Development," " -- Business Risks -- History of Operating Losses; Accumulated Deficit" and "Note 1 of Notes to Consolidated Financial Statements."

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 1999 and 1998

         Revenues. Total revenues decreased 82% to $2.4 million in 1999 as compared with $13.4 million in 1998. The Company did not receive any milestone payments from Schering-Plough in 1999 as compared to the $10 million received in 1998 relating to the completion of certain developmental milestones for VASOMAX(R). Product royalties from sales of VASOMAX(R) in Latin America were approximately $242,000 in 1999 as compared to $163,000 in 1998. Schering-Plough commenced sales of VASOMAX(R) in Mexico, under the brand name Z-MAX(R), in May 1998 and in Brazil in May 1999. Under the terms of the Agreements, the Company receives quarterly royalty payments based on net product sales by Schering-Plough. These quarterly payments are expected to lag current quarter sales by up to sixty days. Until the clinical hold on VASOMAX(R) is lifted in the United States, the Company expects royalty payments from foreign sales to be nominal.

         Interest income decreased 31% to $2.2 million in 1999 as compared with $3.2 million in 1998. The decrease was due to decreased cash balances as a result of supporting the Company's continuing operations, that included expenses associated with the clinical development of the Company's phentolamine-based products and not receiving a milestone payment in 1999 as compared to $10 million in 1998.

         Research and Development Expenses. Research and development ("R&D") expenses include contracted research, regulatory affairs activities and general research and development expenses. R&D expenses decreased 46% to $12.2 million in 1999 as compared with $22.4 million in 1998. The decrease was due primarily to expenses associated with the development of VASOMAX(R) and other phentolamine-based products. These contracted research expenses decreased 56% to approximately $8.1 million in 1999 as compared with $18.4 million in 1998. The decrease was due primarily to a reduction in contracted costs associated with the development of VASOMAX(R) subsequent to the completion of Phase III and open label clinical trials that were used in the July 1998 NDA submission to the FDA. The Company will continue to incur costs in connection with the ongoing regulatory review of VASOMAX(R) until the regulatory process is complete, although at a substantially reduced level. Further, the FDA placed a clinical hold on the Company's phentolamine-based products in August 1999. This clinical hold prevented the Company from continuing further clinical development in the United States for all indications utilizing the active drug ingredient phentolamine. During 1998, the Company established an in-house clinical and regulatory affairs group. This group currently consists of six individuals that manage the Company's regulatory issues and relationships with CROs that are and will be utilized to conduct current and future clinical development projects. General research and development expenses remained relatively constant at approximately $4.1 million in both 1999 and 1998. The Company expects its R&D expenses to increase in the future, specifically in the area of clinical development, once the Company's phentolamine-based products are taken off clinical hold by the FDA. There can be no assurance that the FDA will remove the clinical hold on the Company's phentolamine-based products.

         General and Administrative Expenses. General and administrative expenses remained constant at approximately $3.2 million in both 1999 and 1998. The Company does not anticipate a major increase in general and administrative expenses until VASOMAX(R) is approved in a major market.

         In September 1999, the Company announced that it had decreased its cash expenditures by reducing staff by fifteen people and by slowing down spending on certain of its research programs. By concentrating on its lead product candidates (VASOMAX(R), Vasofem(TM) and vaccine adjuvants), the Company sought to insure that it has sufficient funds to finance these programs. The staff reductions affected all areas of the Company. The financial impact for the remainder of 1999 was nominal; one time charges relating to the staff reductions substantially offset the cost reductions realized for the balance of the year.

         Discontinued Operations. On March 11, 1999, the Company sold substantially all of the assets related to its wholly owned subsidiary, Fertility Technologies, Inc. ("FTI"), and certain Zonagen assets relating to the operation of FTI for $2.25 million in cash and the assumption of certain specified liabilities. The recognition of the sale of these assets was reflected in the quarter ended March 31, 1999. The results from discontinued operations relating to FTI was income of $59,000 for the period ended February 28, 1999 and a loss of $32,000 for the year ended December 31, 1998.

Comparison of Years Ended December 31, 1998 and 1997

         Revenues. Total revenues increased 12% to $13.4 million in 1998 as compared with $12.0 million in 1997. License revenue was the same for both years at $10.0 million. Product royalties from sales of VASOMAX(R) in Mexico were approximately $163,000 in 1998 as compared to none in 1997. Schering-Plough commenced sales of

VASOMAX(R) in Mexico, under the brand name Z-MAX(R), in May 1998. Under the terms of the license agreement, the Company receives quarterly royalty payments based on net product sales by Schering-Plough. These quarterly payments are expected to lag current quarter sales by up to sixty days.

         Interest income increased 60% to $3.2 million in 1998 as compared with $2.0 million in 1997. The increase was due to increased cash balances as a result of the Company's public offering completed in July 1997 and license and milestone payments received from Schering-Plough in 1998 and 1997.

         Research and Development Expenses. Research and development ("R&D") expenses include contracted research, regulatory affairs activities and general research and development expenses. R&D expenses remained constant at $22.4 million in 1998 as compared with $22.3 million in 1997. Expenses associated with the development of VASOMAX(R) decreased 7% to approximately $18.4 million in 1998 as compared with $19.8 million in 1997. The decrease was due primarily to a reduction in contracted costs associated with the development of VASOMAX(R) subsequent to the submission of the NDA to the FDA in July 1998. During 1998, the Company established an in-house clinical and regulatory affairs group. This group manages the Company's regulatory issues and relationships with CROs that are and will be utilized to conduct current and future clinical development projects. General research and development expenses increased 64% to $4.1 million in 1998 as compared with $2.5 million in 1997. This increase was primarily due to expenses associated with hiring additional personnel and expanding the Company's research and drug screening capabilities.

         General and Administrative Expenses. General and administrative expenses increased 19% to $3.2 million in 1998 from $2.7 million in 1997. The increase was primarily due to expenses associated with litigation filed in 1998, increased number of shareholders and the related expenses as a result of the public offering in July 1997 and the establishment of an investor relations department along with the hiring of additional professionals required to strengthen its management team.

LIQUIDITY AND CAPITAL RESOURCES

         Since Inception, the Company has financed its operations primarily with proceeds from the private placements and public offerings of equity securities and with funds received under collaborative agreements. In 1997, Schering-Plough Corporation paid the Company an up-front licensing fee of $10 million for the exclusive worldwide rights to market and sell the Company's VASOMAX(R) product for the treatment of MED. During 1998, the Company received $10.0 million in milestone payments relating to the completion of certain developmental milestones for VASOMAX(R). During 1998, Zonagen received nominal royalty payments from Schering-Plough for the sale of VASOMAX(R). During 1999, the Company received only royalty payments relating to the sale of VASOMAX(R).

         The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. Net cash of approximately $14.0 million, $15.7 million and $8.3 million was used in operating activities during 1999, 1998 and 1997, respectively. The Company had cash, cash equivalents and marketable securities of approximately $39.1 million at December 31, 1999. The decreased use of cash for the year ended December 31, 1999 was primarily due a reduction in contracted costs associated with the development of VASOMAX(R) subsequent to the completion of Phase III and open label clinical trials that were used in the July 1998 NDA submission to the FDA and the U.S. clinical hold placed on its phentolamine-based product development programs in 1999. The Company spent approximately $8.1 million in connection with its clinical development programs during 1999 as compared to $18.4 million in 1998. In addition to operating activities in 1999, the Company did not purchase any shares of its common stock in 1999 pursuant to the stock buyback announced by the Company in December 1997 as compared to a purchase of $6.2 million of its common stock during 1998.

         The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financing and corporate collaborative agreements. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts, if the FDA or other regulatory approvals are obtained. The Company believes that its existing capital resources will be sufficient to fund its operations through at least the end of 2001.

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

IMPACT OF YEAR 2000

         The Company experienced no significant problems regarding the turn of the millennium ("Year 2000") through March 29, 2000. The Company budgeted between $150,000 and $250,000 for new computers, equipment, software and implementation. The Company estimates that it spent approximately $50,000 for the replacement of or upgrades to its computers, equipment and software, including the required Year 2000 remediation implementation.

         The Company appointed a Year 2000 committee to address the issues and to assess the potential impact of the Year 2000 problem. The committee evaluated the Company's financial systems, computers, software and other equipment and continues follow-up activities to insure that no material issues will occur.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item as to the directors and executive officers of the Company is hereby incorporated by reference from the information appearing under the caption "Election of Directors" in the Company's proxy statement ("Proxy Statement") for its annual meeting of stockholders. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended ("Exchange Act"), within 120 days of the end of the Company's fiscal year ended December 31, 1999.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended ("Exchange Act"), within 120 days of the end of the Company's fiscal year ended December 31, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the caption "Certain Transactions" in the Company's Proxy Statement. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended ("Exchange Act"), within 120 days of the end of the Company's fiscal year ended December 31, 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      Documents Filed as a Part of this Report

                  1.       Financial Statements

                           FINANCIAL STATEMENTS                                                                PAGE
                           --------------------                                                                ----
                           Report of Independent Public Accountants.............................................F-1
                           Consolidated Balance Sheets as of December 31, 1999 and 1998.........................F-2
                           Consolidated Statements of Operations for the Years Ended
                               December 31, 1999, 1998 and 1997 and (unaudited)
                               from Inception (August 20, 1987) through December 31, 1999.......................F-3
                           Consolidated Statement of Stockholders' Equity ......................................F-4
                           Consolidated Statements of Cash Flows for the Years Ended
                               December 31, 1999, 1998 and 1997 and (unaudited) from Inception
                               (August 20, 1987) through December 31, 1999......................................F-8
                           Notes to Consolidated Financial Statements...........................................F-9

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

    EXHIBIT NUMBER                                             IDENTIFICATION OF EXHIBIT
    --------------                                             -------------------------

         3.1            --   Restated  Certificate of Incorporation.  Exhibit 3.3 to the Company's  Registration  Statement
                             on Form SB-2 (No.  33-57728-FW),  as amended ("Registration  Statement"),  is incorporated herein by reference.

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

        10.1+           --   Amended and Restated  1993  Employee  and  Consultant  Stock Option Plan.  Exhibit 10.3 to the
                             Company's Registration Statement is incorporated herein by reference.

        10.2            --   Lease  Agreement  dated  March  22,  1990,  between  the  Company  and  The  Woodlands  Equity
                             Partnership-89.  Exhibit 10.4 to the Company's  Registration  Statement is incorporated herein by reference.

        10.3+           --   Employment  Agreement  between  the  Company  and  Joseph  S.  Podolski.  Exhibit  10.5 to the
                             Company's Registration Statement is incorporated herein by reference.

        10.4            --   Extension,  Modification  and  Ratification of Lease dated July 12, 1993,  between the Company and Woodlands  Equity  Partnership-  89. Exhibit 10.10 to the Company's  Annual Report on Form
                             10-KSB for the fiscal year ended  December 31, 1993 ("1993 Form  10-KSB") is  incorporated herein by reference.

        10.5*+          --   Employment Agreement between the Company and Louis Ploth.

    EXHIBIT NUMBER                                             IDENTIFICATION OF EXHIBIT
    --------------                                             -------------------------

        10.6            --   Assignment Agreement dated April 13, 1994, among Zonagen,  Inc., Gamogen,  Inc. and Dr. Adrian
                             Zorgniotti.  Exhibit 10.17 to the  Company's  Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 is incorporated herein by reference.

        10.7            --   Stock Exchange  Agreement dated October 13, 1994,  effective  October 1, 1994,  among Zonagen,
                             Inc.,  Fertility  Technologies,  Inc. and J. Tyler Dean.  Exhibit 2.1 to the Company's Current
                             Report on Form 8-K dated October 13, 1994 is incorporated herein by reference.

        10.8            --   Registration  Rights  Agreement  dated  October 13,  1994,  effective  October 1, 1994,  among
                             Zonagen,  Inc. and J. Tyler Dean.  Exhibit 10.1 to the  Company's  Current  Report on Form 8-K
                             dated October 13, 1994 is incorporated herein by reference.

        10.9            --   Guaranty of Zonagen,  Inc.  dated  October 13,  1994.  Exhibit 10.4 to the  Company's  Current
                             Report on Form 8-K dated October 13, 1994 is incorporated herein by reference.

       10.10            --   Conditional  Amendment  No. 1 to  Assignment  Agreement  dated  January 24, 1997,  between the
                             Company and Gamogen,  Inc.  Exhibit 10.1 to the  Company's  Quarterly  Report on Form 10-Q for
                             the fiscal quarter ended March 31, 1997 is incorporated herein by reference.

       10.11            --   1996  Nonemployee  Directors'  Stock Option  Plan.  Exhibit  10.1 to the  Company's  Quarterly
                             Report on Form 10-Q for the fiscal  quarter  ended  June 30,  1997 is  incorporated  herein by reference.

       10.12            --   Amendment  No. 2 to Assignment  Agreement  dated  September 30, 1997,  between the Company and
                             Gamogen,  Inc.  Exhibit  10.1 to the  Company's  Quarterly  Report on Form 10-Q for the fiscal quarter ended September 30, 1997 is incorporated herein by reference.

       10.13            --   Supply Agreement dated June 12, 1997,  between the Company and Plasto S.A. (Synkem  Division).
                             Exhibit  10.26 to the  Company's  Annual  Report on Form 10-K for the year ended  December 31,
                             1997 is incorporated herein by reference.

       10.14++          --   Exclusive  License  Agreement  dated  November  15,  1997,  between the  Company and  Schering
                             Corporation.  Exhibit  10.27 to the  Company's  Annual  Report on Form 10-K for the year ended
                             December 31, 1997 is incorporated herein by reference.

       10.15++          --   Exclusive License Agreement dated November 15, 1997,  between the Company and  Schering-Plough
                             Ltd.  Exhibit  10.28 to the Company's  Annual Report on Form 10-K for the year ended  December
                             31, 1997 is incorporated herein by reference.

       10.16+           --   Employment  Agreement  between the  Company and Paul  Lammers,  MD MSc.  Exhibit  10.29 to the
                             Company's  Annual  Report on Form 10-K for the year ended  December  31, 1998 is  incorporated herein by reference.

       10.17+           --   Employment  Agreement  between  the  Company  and  Michael  T.  Redman.  Exhibit  10.30 to the
                             Company's  Annual  Report on Form 10-K for the year ended  December  31, 1998 is  incorporated herein by reference.

       10.18            --   Asset  Purchase  Agreement  between  Zonagen,  Inc.,  Fertility  Technologies,  Inc.  and Sage
                             BioPharma dated as of March 1, 1999.  Exhibit 10.1 to the Company's  Quarterly  Report on Form
                             10-Q for the fiscal quarter ended March 31, 1999 is incorporated herein by reference.

       10.19+           --   Employment  Agreement  between the Company and F. Scott Reding.  Exhibit 10.2 to the Company's
                             Quarterly  Report on Form 10-Q for the fiscal  quarter  ended March 31,  1999 is  incorporated herein by reference.

       10.20            --   Rights  Agreement dated as of September 1, 1999  (incorporated by reference to Form 8-A of the
                             Company  filed on September 3, 1999).  Exhibit 4.1 to the Company's  Quarterly  Report on Form
                             8-K dated September 3, 1999 is incorporated herein by reference.

       10.21+           --   Employment  Agreement  between the Company and David B. Bowman.  Exhibit 10.1 to the Company's
                             Quarterly  Report on Form 10-Q for the fiscal quarter ended September 30, 1999 is incorporated herein by reference.

       10.22*           --   First Amendment to the Zonagen, Inc. Amended and Restated 1993 Stock Option Plan.

       10.23*++         --   Amendment to the Supply  Agreement  dated June 12,  1997,  between the Company and Plasto S.A.
                             (Synkem Division).

        11.1*           --   Statement regarding computation of loss per share

        23.1*           --   Consent of Arthur Andersen LLP

        27.1*           --   Financial Data Schedule

*        Filed herewith.

+        Management contract or compensatory plan.

++ Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act. Such omitted portions have been filed separately with the Commission.

         (b)      Reports on Form 8-K

                  (1) The Company filed a Current Report on Form 8-K dated March 12, 1999, during the three months ended March 31, 1999. The Current Report on Form 8-K related to the Company's sale of the assets of its wholly owned subsidiary Fertility Technologies, Inc., a Massachusetts corporation, to Sage BioPharma, Inc., a Delaware corporation.

                  (2) The Company filed a Current Report on Form 8-K dated September 3, 1999, during the three months ended September 30, 1999. The Current Report on Form 8-K related to the Company's adoption of a Rights Plan designed to protect the Company's stockholders from coercive or unfair takeover techniques.

                  (3) The Company filed a Current Report on Form 8-K dated September 14, 1999, during the three months ended September 30, 1999. The Current Report on Form 8-K related to the Company's dismissal of 15 employees, representing a reduction of approximately one-third of the Company's work force.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ZONAGEN, INC.


                                 By: /s/ Joseph S. Podolski
                                    ------------------------------------------
                                         Joseph S. Podolski
                                         President and Chief Executive Officer
Dated:  March 30, 2000


                 SIGNATURE                                         TITLE                              DATE

/s/      Joseph S. Podolski                         President, Chief Executive Officer         March 30, 2000
----------------------------------------                        and Director
         Joseph S. Podolski                            (Principal Executive Officer)

/s/      F. Scott Reding                          Senior Vice President, Chief Financial       March 30, 2000
----------------------------------------                   Officer and Secretary
         F. Scott Reding                              (Principal Financial Officer and
                                                       Principal Accounting Officer)

/s/      Martin P. Sutter                           Chairman of the Board of Directors         March 30, 2000
----------------------------------------
         Martin P. Sutter

/s/      Steven Blasnik                                          Director                      March 30, 2000
----------------------------------------
         Steven Blasnik

/s/      Timothy McInerney                                       Director                      March 30, 2000
----------------------------------------
         Timothy McInerney


/s/      Jeffrey M. Jonas, M.D.                                  Director                      March 30, 2000
----------------------------------------
         Jeffrey M. Jonas, M.D.

/s/      Nelson L. Levy, Ph.D., M.D.                             Director                      March 30, 2000
----------------------------------------
         Nelson L. Levy, Ph.D., M.D.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Zonagen, Inc.:

         We have audited the accompanying consolidated balance sheets of Zonagen, Inc. (a Delaware corporation in the development stage), and subsidiary (collectively, "the Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zonagen, Inc., and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

Houston, Texas
February 2, 2000

                          ZONAGEN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands except share amounts)

                                                                                          DECEMBER 31,        DECEMBER 31,
                                                                                              1999                1998
                                                                                          ------------        ------------
                                     ASSETS

Current Assets
     Cash and cash equivalents                                                            $      4,106        $     51,640
     Marketable securities - short term                                                         31,146                 --
     Accounts receivable                                                                           --                  318
     Product inventory                                                                           4,003               3,139
     Prepaid expenses and other current assets                                                     800               1,032
                                                                                          ------------        ------------
        Total current assets                                                                    40,055              56,129
Lab equipment, furniture and leasehold improvements, net                                           852                 907
Marketable securities - long term                                                                3,884                 --
Goodwill, net                                                                                      --                  584
Other assets, net                                                                                1,496               1,022
                                                                                          ------------        ------------
        Total assets                                                                      $     46,287        $     58,642
                                                                                          ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                                                     $      3,561        $      3,317
     Accrued expenses                                                                              976               1,935
     Notes payable                                                                                 --                    3
                                                                                          ------------        ------------
        Total current liabilities                                                                4,537               5,255
                                                                                          ------------        ------------
Stockholders' Equity
     Undesignated Preferred Stock, $.001 par value, 5,000,000
          shares authorized, none issued and outstanding                                           --                  --
     Common Stock, $.001 par value, 20,000,000 shares authorized, 11,681,324 and
          11,621,140 shares issued, respectively; 11,266,024 and 11,205,840 shares outstanding, respectively
     Additional paid-in capital                                                                     12                  12
     Deferred compensation                                                                     113,564             113,717
     Cost of treasury stock, 415,300 shares                                                       (490)               (958)
     Deficit accumulated during the development stage                                           (7,484)             (7,484)
                                                                                               (63,852)            (51,900)
        Total stockholders' equity                                                        ------------        ------------
                                                                                                41,750              53,387
        Total liabilities and stockholders' equity                                        ------------        ------------
                                                                                          $     46,287        $     58,642
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

                          ZONAGEN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)





                                                                                                               From Inception
                                                                                                              (August 20, 1987)
                                                                  For the Year Ended December 31,                 through
                                                        ------------------------------------------------         December 31,
                                                           1999               1998               1997               1999
                                                        ----------         ----------         ----------         ----------
                                                                                                                 (unaudited)

Revenues
        Licensing fees                                  $       --         $   10,000         $   10,000         $   20,250
        Product royalties                                      242                163                 --                405
        Interest income                                      2,170              3,205              1,960              8,228
                                                        ----------         ----------         ----------         ----------
                Total revenues                               2,412             13,368             11,960             28,883
Expenses
        Research and development                            12,180             22,438             22,299             75,685
        General and administrative                           3,249              3,211              2,730             15,773
        Interest expense and amortization
             of intangibles                                      8                  3                 10                388
                                                        ----------         ----------         ----------         ----------
                Total expenses                              15,437             25,652             25,039             91,846
                                                        ----------         ----------         ----------         ----------

Loss from continuing operations                            (13,025)           (12,284)           (13,079)           (62,963)
Income (loss) from discontinued operations                      59                (32)               (94)            (1,828)
Gain on disposal of discontinued operations                  1,014                 --                 --                939
                                                        ----------         ----------         ----------         ----------
Net loss                                                $  (11,952)        $  (12,316)        $  (13,173)        $  (63,852)
                                                        ==========         ==========         ==========         ==========

Income (loss) per share - basic and diluted:
Loss from continuing operations                         $    (1.16)        $    (1.09)        $    (1.45)
Income (loss) from discontinued operations                    0.01                 --              (0.01)
Gain on disposal of discontinued operations                   0.09                 --                 --
                                                        ----------         ----------         ----------
Net loss                                                $    (1.06)        $    (1.09)        $    (1.46)
                                                        ==========         ==========         ==========

Shares used in income (loss) per share calculation:
Basic and diluted                                           11,244             11,275              9,044




The accompanying notes are an integral part of these consolidated financial statements.

                                 ZONAGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (in thousands except share amounts)

                                                                 Preferred Stock              Common Stock           Additional
                                                            -------------------------   -------------------------     Paid-in
                                                              Shares        Amount        Shares        Amount        Capital
                                                            -----------   -----------   -----------   -----------   -----------

  Exchange of common stock ($.004 per share) for
    technology rights and services from founding
    stockholders                                                     --   $        --       245,367   $        --   $         1
  Net Loss                                                           --            --            --            --            --
                                                            -----------   -----------   -----------   -----------   -----------
BALANCE AT DECEMBER 31, 1987 (unaudited)                             --            --       245,367            --             1
  Net Loss                                                           --            --            --            --            --
                                                            -----------   -----------   -----------   -----------   -----------
BALANCE AT DECEMBER 31, 1988 (unaudited)                             --            --       245,367            --             1
  Proceeds from issuance of common stock                             --            --        65,431            --             3
  Net Loss                                                           --            --            --            --            --
                                                            -----------   -----------   -----------   -----------   -----------
BALANCE AT DECEMBER 31, 1989 (unaudited)                             --            --       310,798            --             4
  Proceeds from issuance of common stock                             --            --           467            --            --
  Net Loss                                                           --            --            --            --            --
                                                            -----------   -----------   -----------   -----------   -----------
BALANCE AT DECEMBER 31, 1990 (unaudited)                             --            --       311,265            --             4
  Net Loss                                                           --            --            --            --            --
                                                            -----------   -----------   -----------   -----------   -----------
BALANCE AT DECEMBER 31, 1991 (unaudited)                             --            --       311,265            --             4
  Conversion of 391,305 shares of Series C
    preferred stock into common stock                                --            --        91,442            --           360
  Purchase of retirement of common stock                             --            --       (23,555)           --            (1)
  Proceeds from issuance of common stock                             --            --        16,946            --             7
  Net Loss                                                           --            --            --            --            --
                                                            -----------   -----------   -----------   -----------   -----------
BALANCE AT DECEMBER 31, 1992 (unaudited)                             --            --       396,098             1           370
  Issuance of common stock for cash, April 1, 1993,
    and May 12, 1993 ($5.50 per share), net of offering
    costs of $1,403,400                                              --            --     1,534,996             2         7,037
  Issuance of common stock for cash and license
    agreement, December 9, 1993 ($10.42 per share),
    net of offering costs of $46,833                                 --            --       239,933            --         2,453
  Conversion of Series A preferred stock to common stock             --            --       179,936            --           600
  Conversion of Series B preferred stock to common stock             --            --        96,013            --           378
  Conversion of Series C preferred stock to common stock             --            --       876,312             1         3,443
  Conversion of Series D preferred stock to common stock             --            --       280,248            --           599
  Conversion of bridge loan to common stock                          --            --        64,000            --           256
  Net Loss                                                           --            --            --            --            --
                                                            -----------   -----------   -----------   -----------   -----------





                                                                                                        Deficit
                                                                                                      Accumulated
                                                                               Treasury Stock          During the       Total
                                                              Deferred     ----------------------     Development   Stockholders'
                                                            Compensation     Shares      Amount          Stage          Equity
                                                             -----------   ----------- -----------    -----------    -----------

  Exchange of common stock ($.004 per share) for
    technology rights and services from founding
    stockholders                                             $        --            -- $        --    $        --    $         1
  Net Loss                                                            --            --          --            (28)           (28)
                                                             -----------   ----------- -----------    -----------    -----------
BALANCE AT DECEMBER 31, 1987 (unaudited)                              --            --          --            (28)           (27)
  Net Loss                                                            --            --          --           (327)          (327)
                                                             -----------   ----------- -----------    -----------    -----------
BALANCE AT DECEMBER 31, 1988 (unaudited)                              --            --          --           (355)          (354)
  Proceeds from issuance of common stock                              --            --          --             --              3
  Net Loss                                                            --            --          --           (967)          (967)
                                                             -----------   ----------- -----------    -----------    -----------
BALANCE AT DECEMBER 31, 1989 (unaudited)                              --            --          --         (1,322)        (1,318)
  Proceeds from issuance of common stock                              --            --          --             --             --
  Net Loss                                                            --            --          --         (1,426)        (1,426)
                                                             -----------   ----------- -----------    -----------    -----------
BALANCE AT DECEMBER 31, 1990 (unaudited)                              --            --          --         (2,748)        (2,744)
  Net Loss                                                            --            --          --         (1,820)        (1,820)
                                                             -----------   ----------- -----------    -----------    -----------
BALANCE AT DECEMBER 31, 1991 (unaudited)                              --            --          --         (4,568)        (4,564)
  Conversion of 391,305 shares of Series C
    preferred stock into common stock                                 --            --          --             --            360
  Purchase of retirement of common stock                              --            --          --             --             (1)
  Proceeds from issuance of common stock                              --            --          --             --              7
  Net Loss                                                            --            --          --         (1,583)        (1,583)
                                                             -----------   ----------- -----------    -----------    -----------
BALANCE AT DECEMBER 31, 1992 (unaudited)                              --            --          --         (6,151)        (5,781)
  Issuance of common stock for cash, April 1, 1993,
    and May 12, 1993 ($5.50 per share), net of offering
    costs of $1,403,400                                               --            --          --             --          7,039
  Issuance of common stock for cash and license
    agreement, December 9, 1993 ($10.42 per share),
    net of offering costs of $46,833                                  --            --          --             --          2,453
  Conversion of Series A preferred stock to common stock              --            --          --             --            600
  Conversion of Series B preferred stock to common stock              --            --          --             --            378
  Conversion of Series C preferred stock to common stock              --            --          --             --          3,444
  Conversion of Series D preferred stock to common stock              --            --          --             --            600
  Conversion of bridge loan to common stock                           --            --          --             --            256
  Net Loss                                                            --            --          --         (2,532)        (2,532)
                                                             -----------   ----------- -----------    -----------    -----------

                                 ZONAGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (in thousands except share amounts)


                                                                     Preferred Stock                 Common Stock
                                                              ---------------------------      ---------------------------
                                                                 Shares         Amount           Shares           Amount
                                                              -----------     -----------      -----------     -----------


BALANCE AT DECEMBER 31, 1993 (unaudited)                              --      $        --        3,667,536     $         4
  Deferred compensation resulting from grant of options               --               --               --              --
  Amortization of deferred compensation                               --               --               --              --
  Exercise of warrants to purchase common stock
    for cash, June 30, 1994 ($3.94 per share)                         --               --           39,623              --
  Issuance of common stock for purchase of FTI,
    October 13, 1994                                                  --               --          111,111              --
  Net loss                                                            --               --               --              --
                                                              -----------     -----------      -----------     -----------
BALANCE AT DECEMBER 31, 1994                                          --               --        3,818,270               4
    Amortization of deferred compensation                             --               --               --              --
    Exercise of options to purchase common stock for cash,
      January and April 1995 ($.10 to $6.13 per share)                --               --            4,546              --
    Issuance of common stock for cash and a financing
      charge, March 9, 1995                                           --               --           16,000              --
    Issuance of Series A preferred stock for cash,
      October 4, 1995, and October 19, 1995 ($10.00 per
      share), net of offering costs of $651,495                  598,850                1               --              --
    Conversion of warrants to purchase common
      stock as a result of offering under antidilution clause,
      October 19, 1995 ($3.63 per share)                              --               --               --              --
    Conversion of Series A preferred stock into
      common stock, November and December 1995                   (94,000)              --          259,308              --
    Net loss                                                          --               --               --              --
                                                              -----------     -----------      -----------     -----------
BALANCE AT DECEMBER 31, 1995                                     504,850                1        4,098,124               4
  Deferred compensation resulting from grant of option                --               --               --              --
  Amortization of deferred compensation                               --               --               --              --
  Exercise of warrants to purchase common stock for cash,
    January through December 1996 ($3.63 per share)                   --               --          227,776              --
  Conversion of Series A preferred stock into
    common stock, January through November 1996                 (507,563)              (1)       1,396,826               2
  Issuance of options for services, January 12, 1996                  --               --               --              --
  Exercise of options to purchase common stock for
    cash, February through November 1996 ($.001 to
    $5.50 per share)                                                  --               --           23,100              --
  Issuance of common stock for agreement not to
    compete, April 13, 1996                                           --               --           19,512              --
  Exercise of warrants to purchase Series A preferred
    stock under cashless exercise provision,
    June 5, 1996                                                   2,713               --               --              --
  Issuance of Series B preferred stock for cash,
    September 30, 1996, and October 11, 1996 ($10.00
    per share), net of offering costs of $2,557,440            1,692,500                2               --              --
  Conversion of Series B preferred stock into common
    stock, November through December 1996                       (177,594)              --          268,058              --
  Net loss                                                            --               --               --              --
                                                              -----------     -----------      -----------     -----------




                                                               Additional                           Treasury Stock
                                                                Paid-in          Deferred     -------------------------
                                                                Capital        Compensation     Shares        Amount
                                                               -----------      -----------   -----------   -----------


BALANCE AT DECEMBER 31, 1993 (unaudited)                       $    15,136      $        --            --   $        --
  Deferred compensation resulting from grant of options                188              (188)          --            --
  Amortization of deferred compensation                                 --               38            --            --
  Exercise of warrants to purchase common stock
    for cash, June 30, 1994 ($3.94 per share)                          156               --            --            --
  Issuance of common stock for purchase of FTI,
    October 13, 1994                                                 1,567               --            --            --
  Net loss                                                              --               --            --            --
                                                               -----------      -----------   -----------   -----------
BALANCE AT DECEMBER 31, 1994                                        17,047             (150)           --            --
    Amortization of deferred compensation                               --               37            --            --
    Exercise of options to purchase common stock for cash,
      January and April 1995 ($.10 to $6.13 per share)                  14               --            --            --
    Issuance of common stock for cash and a financing
      charge, March 9, 1995                                             76               --            --            --
    Issuance of Series A preferred stock for cash,
      October 4, 1995, and October 19, 1995 ($10.00 per
      share), net of offering costs of $651,495                       5,336              --            --            --
    Conversion of warrants to purchase common
      stock as a result of offering under antidilution clause,
      October 19, 1995 ($3.63 per share)                                --               --            --            --
    Conversion of Series A preferred stock into
      common stock, November and December 1995                          --               --            --            --
    Net loss                                                            --               --            --            --
                                                               -----------      -----------   -----------   -----------
BALANCE AT DECEMBER 31, 1995                                        22,473             (113)           --            --
  Deferred compensation resulting from grant of option                  86              (86)           --            --
  Amortization of deferred compensation                                 --               54            --            --
  Exercise of warrants to purchase common stock for cash,
    January through December 1996 ($3.63 per share)                    827               --            --            --
  Conversion of Series A preferred stock into
    common stock, January through November 1996                         (1)              --            --            --
  Issuance of options for services, January 12, 1996                    99               --            --            --
  Exercise of options to purchase common stock for
    cash, February through November 1996 ($.001 to
    $5.50 per share)                                                    75               --            --            --
  Issuance of common stock for agreement not to
    compete, April 13, 1996                                            200               --            --            --
  Exercise of warrants to purchase Series A preferred
    stock under cashless exercise provision,
    June 5, 1996                                                        --               --            --            --
  Issuance of Series B preferred stock for cash,
    September 30, 1996, and October 11, 1996 ($10.00
    per share), net of offering costs of $2,557,440                 14,366               --            --            --
  Conversion of Series B preferred stock into common
    stock, November through December 1996                               --               --            --            --
  Net loss                                                              --               --            --            --
                                                               -----------      -----------   -----------   -----------






                                                                   Deficit
                                                                 Accumulated
                                                                 During the          Total
                                                                 Development      Stockholders'
                                                                    Stage            Equity
                                                                 -----------      -----------


BALANCE AT DECEMBER 31, 1993 (unaudited)                         $    (8,683)     $     6,457
  Deferred compensation resulting from grant of options                   --               --
  Amortization of deferred compensation                                   --               38
  Exercise of warrants to purchase common stock
    for cash, June 30, 1994 ($3.94 per share)                             --              156
  Issuance of common stock for purchase of FTI,
    October 13, 1994                                                      --            1,567
  Net loss                                                            (3,970)          (3,970)
                                                                 -----------      -----------
BALANCE AT DECEMBER 31, 1994                                         (12,653)           4,248
    Amortization of deferred compensation                                 --               37
    Exercise of options to purchase common stock for cash,
      January and April 1995 ($.10 to $6.13 per share)                    --               14
    Issuance of common stock for cash and a financing
      charge, March 9, 1995                                               --               76
    Issuance of Series A preferred stock for cash,
      October 4, 1995, and October 19, 1995 ($10.00 per
      share), net of offering costs of $651,495                           --            5,337
    Conversion of warrants to purchase common
      stock as a result of offering under antidilution clause,
      October 19, 1995 ($3.63 per share)                                  --               --
    Conversion of Series A preferred stock into
      common stock, November and December 1995                            --               --
    Net loss                                                          (4,287)          (4,287)
                                                                 -----------      -----------
BALANCE AT DECEMBER 31, 1995                                         (16,940)           5,425
  Deferred compensation resulting from grant of option                    --               --
  Amortization of deferred compensation                                   --               54
  Exercise of warrants to purchase common stock for cash,
    January through December 1996 ($3.63 per share)                       --              827
  Conversion of Series A preferred stock into
    common stock, January through November 1996                           --               --
  Issuance of options for services, January 12, 1996                      --               99
  Exercise of options to purchase common stock for
    cash, February through November 1996 ($.001 to
    $5.50 per share)                                                      --               75
  Issuance of common stock for agreement not to
    compete, April 13, 1996                                               --              200
  Exercise of warrants to purchase Series A preferred
    stock under cashless exercise provision,
    June 5, 1996                                                          --               --
  Issuance of Series B preferred stock for cash,
    September 30, 1996, and October 11, 1996 ($10.00
    per share), net of offering costs of $2,557,440                       --           14,368
  Conversion of Series B preferred stock into common
    stock, November through December 1996                                 --               --
  Net loss                                                            (9,470)          (9,470)
                                                                 -----------      -----------

                                 ZONAGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (in thousands except share amounts)



                                                                 Preferred Stock                    Common Stock
                                                          ----------------------------      ---------------------------
                                                            Shares           Amount           Shares           Amount
                                                          -----------      -----------      -----------     -----------



BALANCE AT DECEMBER 31, 1996                                1,514,906      $         2        6,033,396     $         6
  Deferred compensation resulting from grant of options            --               --               --              --
  Amortization of deferred compensation                            --               --               --              --
  Exercise of options to purchase common stock
    for cash, January through December 1997 ($0.00 to
    $22.25 per share)                                              --               --           90,955              --
  Exercise of warrants to purchase common stock
    for cash, January through December 1997 ($3.63 and
    $3.07 per share)                                               --               --           22,368              --
  Issuance of common stock for a cashless exercise of
    Series A preferred stock warrants, February through
    September 1997                                                 --               --           81,294              --
  Exercise of Series A preferred stock warrants to
    purchase common stock for cash, April 1997 ($11.00
    per share)                                                     --               --              818              --
  Issuance of common stock for a cashless exercise of
    Series B preferred stock warrants, April through
    November 1997                                                  --               --           88,223              --
  Exercise of Series B preferred stock warrants to
    purchase common stock for cash, April through July
    1997 ($11.00 per share)                                        --               --           17,169              --
  Issuance of common stock as final purchase price
    for acquisition of FTI, January 31, 1997 ($9.833 per
    share)                                                         --               --          305,095               1
  Issuance of common stock as final debt payment
    on FTI acquisition, January 31, 1997 ($9.833 per
    share)                                                         --               --           19,842              --
  Conversion of Series B preferred stock into common
    stock, January through October 1997                    (1,514,906)              (2)       2,295,263               2
  Issuance of common stock for cash, July 25, 1997
    ($30.00 per share), net of offering costs
    of $5,438,846                                                  --               --        2,587,500               3
  Purchase of treasury stock, December 1997                        --               --               --              --
  Net loss                                                         --               --               --              --
                                                          -----------      -----------      -----------     -----------



                                                           Additional                              Treasury Stock
                                                            Paid-in         Deferred        ----------------------------
                                                            Capital       Compensation         Shares          Amount
                                                          -----------      -----------      -----------      -----------



BALANCE AT DECEMBER 31, 1996                              $    38,125      $      (145)              --      $        --
  Deferred compensation resulting from grant of options         2,110           (2,110)              --               --
  Amortization of deferred compensation                            --              854               --               --
  Exercise of options to purchase common stock
    for cash, January through December 1997 ($0.00 to
    $22.25 per share)                                             522               --               --               --
  Exercise of warrants to purchase common stock
    for cash, January through December 1997 ($3.63 and
    $3.07 per share)                                               75               --               --               --
  Issuance of common stock for a cashless exercise of
    Series A preferred stock warrants, February through
    September 1997                                                 --               --               --               --
  Exercise of Series A preferred stock warrants to
    purchase common stock for cash, April 1997 ($11.00
    per share)                                                      3               --               --               --
  Issuance of common stock for a cashless exercise of
    Series B preferred stock warrants, April through
    November 1997                                                  --               --               --               --
  Exercise of Series B preferred stock warrants to
    purchase common stock for cash, April through July
    1997 ($11.00 per share)                                       125               --               --               --
  Issuance of common stock as final purchase price
    for acquisition of FTI, January 31, 1997 ($9.833 per
    share)                                                         --               --               --               --
  Issuance of common stock as final debt payment
    on FTI acquisition, January 31, 1997 ($9.833 per
    share)                                                         94               --               --               --
  Conversion of Series B preferred stock into common
    stock, January through October 1997                            (1)              --               --               --
  Issuance of common stock for cash, July 25, 1997
    ($30.00 per share), net of offering costs
    of $5,438,846                                              72,183               --               --               --
  Purchase of treasury stock, December 1997                        --               --           61,500           (1,287)
  Net loss                                                         --               --               --               --
                                                          -----------      -----------      -----------      -----------






                                                              Deficit
                                                            Accumulated
                                                            During the         Total
                                                            Development     Stockholders'
                                                               Stage           Equity
                                                            -----------      -----------



BALANCE AT DECEMBER 31, 1996                                $   (26,410)    $    11,578
  Deferred compensation resulting from grant of options              --              --
  Amortization of deferred compensation                              --             854
  Exercise of options to purchase common stock
    for cash, January through December 1997 ($0.00 to
    $22.25 per share)                                                --             522
  Exercise of warrants to purchase common stock
    for cash, January through December 1997 ($3.63 and
    $3.07 per share)                                                 --              75
  Issuance of common stock for a cashless exercise of
    Series A preferred stock warrants, February through
    September 1997                                                   --              --
  Exercise of Series A preferred stock warrants to
    purchase common stock for cash, April 1997 ($11.00
    per share)                                                       --               3
  Issuance of common stock for a cashless exercise of
    Series B preferred stock warrants, April through
    November 1997                                                    --              --
  Exercise of Series B preferred stock warrants to
    purchase common stock for cash, April through July
    1997 ($11.00 per share)                                          --             125
  Issuance of common stock as final purchase price
    for acquisition of FTI, January 31, 1997 ($9.833 per
    share)                                                           --               1
  Issuance of common stock as final debt payment
    on FTI acquisition, January 31, 1997 ($9.833 per
    share)                                                           --              94
  Conversion of Series B preferred stock into common
    stock, January through October 1997                              --              (1)
  Issuance of common stock for cash, July 25, 1997
    ($30.00 per share), net of offering costs
    of $5,438,846                                                    --           72,186
  Purchase of treasury stock, December 1997                          --           (1,287)
  Net loss                                                      (13,174)         (13,174)
                                                            -----------      -----------

                                 ZONAGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (in thousands except share amounts)



                                                               Preferred Stock               Common Stock
                                                         ---------------------------   --------------------------
                                                           Shares          Amount         Shares         Amount
                                                         -----------     -----------   -----------     ----------
BALANCE AT DECEMBER 31, 1997                                      --     $        --    11,541,923     $       12
  Deferred compensation resulting from grant of options           --              --            --             --
  Amortization of deferred compensation                           --              --            --             --
  Forfeiture of stock options, December 1998                      --              --            --             --
  Exercise of options to purchase common stock
    for cash, January through October 1998 ($0.43 to
    $22.25 per share)                                             --              --        63,022             --
  Issuance of common stock for services, January
    15, 1998                                                      --              --         5,000             --
  Issuance of common stock for a cashless exercise of
    Series B preferred stock warrants, May through
    July 1998                                                     --              --        11,195             --
  Purchase of treasury stock, January through
    September 1998 ($13.00 to $20.65 per share)                   --              --            --             --
  Net loss                                                        --              --            --             --
                                                         -----------     -----------   -----------     ----------
BALANCE AT DECEMBER 31, 1998                                      --              --    11,621,140             12
  Deferred compensation resulting from grant of options           --              --            --             --
  Amortization of deferred compensation                           --              --            --             --
  Exercise of options to purchase common stock
    for cash, February through September 1999 ($0.04 to
    $8.375 per share)                                             --              --        31,866             --
  Issuance of common stock for a cashless exercise of
    common stock warrants, February 1999                          --              --         4,775             --
  Issuance of common stock for a cashless exercise of
    Series A preferred stock warrants, April 1999                 --              --        22,131             --
  Issuance of common stock for a cashless exercise of
    Series B preferred stock warrants, March through
    April 1999                                                    --              --           876             --
  Exercise of Series B preferred stock warrants to
    purchase common stock for cash, January 1999
    ($11.00 per share)                                            --              --           536             --
  Net loss                                                        --              --            --             --
                                                         -----------     -----------   -----------     ----------
BALANCE AT DECEMBER 31, 1999                                      --     $        --    11,681,324     $       12
                                                         ===========     ===========   ===========     ==========



                                                         Additional                          Treasury Stock
                                                          Paid-in        Deferred      ---------------------------
                                                          Capital      Compensation      Shares           Amount
                                                         ----------     ----------     -----------      ----------
BALANCE AT DECEMBER 31, 1997                             $  113,236     $   (1,401)         61,500      $   (1,287)
  Deferred compensation resulting from grant of options          55             --              --              --
  Amortization of deferred compensation                          --            422              --              --
  Forfeiture of stock options, December 1998                    (21)            21              --              --
  Exercise of options to purchase common stock
    for cash, January through October 1998 ($0.43 to
    $22.25 per share)                                           344             --              --              --
  Issuance of common stock for services, January
    15, 1998                                                    103             --              --              --
  Issuance of common stock for a cashless exercise of
    Series B preferred stock warrants, May through
    July 1998                                                    --             --              --              --
  Purchase of treasury stock, January through
    September 1998 ($13.00 to $20.65 per share)                  --             --         353,800          (6,197)
  Net loss                                                       --             --              --              --
                                                         ----------     ----------     -----------      ----------
BALANCE AT DECEMBER 31, 1998                                113,717           (958)        415,300          (7,484)
  Deferred compensation resulting from grant of options        (229)           229              --              --
  Amortization of deferred compensation                          --            239              --              --
  Exercise of options to purchase common stock
    for cash, February through September 1999 ($0.04 to
    $8.375 per share)                                            72             --              --              --
  Issuance of common stock for a cashless exercise of
    common stock warrants, February 1999                         --             --              --              --
  Issuance of common stock for a cashless exercise of
    Series A preferred stock warrants, April 1999                --             --              --              --
  Issuance of common stock for a cashless exercise of
    Series B preferred stock warrants, March through
    April 1999                                                   --             --              --              --
  Exercise of Series B preferred stock warrants to
    purchase common stock for cash, January 1999
    ($11.00 per share)                                            4             --              --              --
  Net loss                                                       --             --              --              --
                                                         ----------     ----------     -----------      ----------
BALANCE AT DECEMBER 31, 1999                             $  113,564     $     (490)        415,300      $   (7,484)
                                                         ==========     ==========     ===========      ==========




                                                           Deficit
                                                         Accumulated
                                                          During the         Total
                                                         Development     Stockholders'
                                                            Stage           Equity
                                                          ----------      ----------
BALANCE AT DECEMBER 31, 1997                              $  (39,584)     $   70,976
  Deferred compensation resulting from grant of options           --              55
  Amortization of deferred compensation                                          422
  Forfeiture of stock options, December 1998                      --              --
  Exercise of options to purchase common stock
    for cash, January through October 1998 ($0.43 to
    $22.25 per share)                                             --             344
  Issuance of common stock for services, January
    15, 1998                                                      --             103
  Issuance of common stock for a cashless exercise of
    Series B preferred stock warrants, May through
    July 1998                                                     --              --
  Purchase of treasury stock, January through
    September 1998 ($13.00 to $20.65 per share)                   --          (6,197)
  Net loss                                                   (12,316)        (12,316)
                                                          ----------      ----------
BALANCE AT DECEMBER 31, 1998                                 (51,900)         53,387
  Deferred compensation resulting from grant of options           --              --
  Amortization of deferred compensation                           --             239
  Exercise of options to purchase common stock
    for cash, February through September 1999 ($0.04 to
    $8.375 per share)                                             --              72
  Issuance of common stock for a cashless exercise of
    common stock warrants, February 1999                          --              --
  Issuance of common stock for a cashless exercise of
    Series A preferred stock warrants, April 1999                 --              --
  Issuance of common stock for a cashless exercise of
    Series B preferred stock warrants, March through
    April 1999                                                    --              --
  Exercise of Series B preferred stock warrants to
    purchase common stock for cash, January 1999
    ($11.00 per share)                                            --               4
  Net loss                                                   (11,952)        (11,952)
                                                          ----------      ----------
BALANCE AT DECEMBER 31, 1999                              $  (63,852)     $   41,750
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

                          ZONAGEN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                                                From Inception
                                                                                                               (August 20, 1987)
                                                                       For the Year Ended December 31,              through
                                                                --------------------------------------------      December 31,
                                                                   1999             1998             1997             1999
                                                                ----------       ----------       ----------       ----------
                                                                                                                   (unaudited)
Cash Flows from Operating Activities
Net loss                                                        $  (11,952)      $  (12,316)      $  (13,173)      $  (63,852)
Gain on disposal of discontinued operations                         (1,014)              --               --             (939)
Adjustments to reconcile net loss to net cash
used in operating activities:
        Noncash financing costs                                         --               --               --              316
        Depreciation and amortization                                  408              353              383            2,363
        Noncash expenses related to stock-based
             transactions                                              239              477              853            1,797
        Common stock issued for agreement not to
             compete                                                    --               --               --              200
        Series B Preferred Stock issued for consulting
             services                                                   --               --               --               18
Changes in operating assets and liabilities
(net effects of purchase of businesses in 1988 and 1994):
        (Increase) decrease in receivables                             (86)             197             (156)            (199)
        (Increase) decrease in inventory                            (1,176)          (2,932)             (33)          (4,033)
        (Increase) decrease in prepaid expenses and other
             current assets                                            206             (762)             (68)            (685)
        (Decrease) increase in accounts payable and
             accrued expenses                                         (621)            (696)           3,938            4,414
                                                                ----------       ----------       ----------       ----------
Net cash used in operating activities                              (13,996)         (15,679)          (8,256)         (60,600)

Cash Flows from Investing Activities
        Purchase of marketable securities                          (35,030)              --               --          (35,030)
        Capital expenditures                                          (311)            (572)            (367)          (2,161)
        Purchase of technology rights and other assets                (521)            (107)            (301)          (1,600)
        Cash acquired in purchase of FTI                                --               --               --                3
        Proceeds from sale of subsidiary, less
             $12,345 for operating losses during
             1990 phase-out period                                      --               --               --              138
        Proceeds from sale of the assets of Fertility
             Technologies, Inc., subsidiary                          2,250               --               --            2,250
        Increase in net assets held for disposal                        --               --               --             (213)
                                                                ----------       ----------       ----------       ----------
Net cash used in investing activities                              (33,612)            (679)            (668)         (36,613)

Cash Flows from Financing Activities
        Proceeds from issuance of common stock                          75              447           72,912           84,008
        Proceeds from issuance of preferred stock                       --               --               --           23,688
        Purchase of treasury stock                                      --           (6,197)          (1,287)          (7,484)
        Proceeds from issuance of notes payable                         --               --               --            2,839
        Principal payments on notes payable                             (1)             (14)             (14)          (1,732)
                                                                ----------       ----------       ----------       ----------
Net cash provided by (used in) financing activities                     74           (5,764)          71,611          101,319
                                                                ----------       ----------       ----------       ----------
Net increase (decrease) in cash and cash equivalents               (47,534)         (22,122)          62,687            4,106
Cash and cash equivalents at beginning of period                    51,640           73,762           11,075               --
                                                                ----------       ----------       ----------       ----------
Cash and cash equivalents at end of period                      $    4,106       $   51,640       $   73,762       $    4,106
                                                                ==========       ==========       ==========       ==========
Supplemental Disclosures of Cash Flow
        Reduction of debt due to final payment, in stock,
             of FTI Acquisition                                 $       --       $       --       $       94       $       94



                     The accompanying notes are an integral
                part of these consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND OPERATIONS:

         Zonagen, Inc., a Delaware corporation, (together with its wholly owned subsidiary, Fertility Technologies, Inc. ("FTI"), the "Company" or "Zonagen"), was organized on August 20, 1987 (Inception), and is a biopharmaceutical company engaged in the development of pharmaceutical products for the reproductive system, including sexual dysfunction, vaccine adjuvants, fertility and female health as well as urological applications, specifically prostate cancer. Until the sale of substantially all the assets of FTI in March 1999, Zonagen also sold devices, instruments and supplies to fertility specialists, obstetricians and gynecologists. From Inception through December 31, 1999, the Company has been primarily engaged in research and development and clinical development and is still in a development stage.

         On March 11, 1999, the Company sold substantially all of the assets related to its wholly owned subsidiary, FTI. These assets included the company name, accounts receivable, inventory, property and equipment, and certain Zonagen assets relating to the operation of FTI, for $2.25 million cash and the assumption of certain specified liabilities. The sales agreement provided for a purchase price adjustment relating to the fluctuation in working capital, excluding cash, from December 31, 1998 as compared to February 28, 1999. The Company received a nominal payment under the terms of this agreement. During the quarter ended March 31, 1999, the Company recorded a gain on the sale of FTI of $1.0 million.

         The results of FTI have been reported separately as discontinued operations in the accompanying consolidated financial statements. Prior period consolidated financial statements have been restated to present FTI as discontinued. Revenues for FTI were approximately $558,000 for the two months ended February 28, 1999 and $3.3 million and $3.5 million for the years ended December 31, 1998 and 1997, respectively.

         The components of assets and liabilities of discontinued operations included in the consolidated balance sheet are as follows (in thousands):

                                                                            DECEMBER 31,
                                                                                1998
                                                                           --------------
                      Current assets :
                              Accounts receivable........................  $          318
                              Inventory..................................             350
                              Other current assets.......................              23
                                                                           --------------
                              Total current assets.......................             691
                      Furniture and equipment, net.......................              70
                      Goodwill, net......................................             584
                                                                           --------------
                      Total Assets.......................................           1,345
                                                                           --------------
                      Accounts payable and other.........................             275
                                                                           --------------
                      Net assets.........................................  $        1,070
                                                                           ==============

         The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings and corporate collaborations. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if appropriate, if the U.S. Food and Drug Administration ("FDA") or other regulatory approvals are obtained. The Company believes that its existing capital resources will be sufficient to fund its operations through at least the end of 2001.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's clinical and preclinical activities; the progress of the Company's collaborative agreements with affiliates of Schering-Plough Corporation ("Schering-Plough") and costs associated with any future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of VASOMAX(R), the Company's oral treatment for male erectile dysfunction ("MED"), and the Company's other products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful.

         There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if VASOMAX(R) is not successfully commercialized and if the results of current or future clinical trials are not favorable. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock. See "Item 1. Description of Business -- Business Risks" elsewhere herein.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

         The results of FTI have been reported separately as discontinued operations in the accompanying income statements. Prior period consolidated income statements have been restated to present FTI as discontinued. The balance sheet for the year ended 1998 reports consolidated balance sheet accounts. The consolidated financial statements include the accounts of the Company and FTI. All significant intercompany balances and transactions have been eliminated.

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

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




PRODUCT INVENTORY

         The Company maintains an inventory of bulk phentolamine which is the active ingredient in VASOMAX(R), the Company's oral treatment for MED. As of December 31, 1999, the fair market value of this bulk raw material inventory on hand was approximately $4.0 million as compared to approximately $2.8 million in the prior year. Prior to the sale of FTI in March 1999, the Company's inventory also consisted of products manufactured by others for resale to obstetrics/gynecologists, urologists and fertility clinics. There was no finished goods inventory at December 31, 1999. Inventory is stated at the lower of cost or market using the first-in, first-out method.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses and other current assets for the year ended December 31, 1999, primarily consists of interest and other receivables of $599,000 from the Company's marketable securities and bank accounts, prepaid insurance of $118,000, prepaid operating expenses of $61,000 and other miscellaneous assets of $22,000. As of December 31, 1998, prepaid expenses and other current assets consisted of a $375,000 prepayment held by the bulk phentolamine manufacturer and approximately $657,000 that substantially consisted of prepaid insurance and interest receivable.

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

         Accumulated amortization of goodwill was zero and approximately $865,000 as of December 31, 1999 and 1998, respectively.

         On March 11, 1999, the Company sold substantially all of the assets related to its wholly owned subsidiary, FTI. The recognition of the sale of these assets was reflected in the quarter ended March 31, 1999.

OTHER ASSETS

         Other assets consist primarily of patent costs that are being amortized over 17 years, or the lesser of the legal or the estimated economic life of the patent. Accumulated amortization of patent costs was $136,000 and $88,000 at December 31, 1999 and 1998, respectively.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


REVENUE RECOGNITION

         Revenues from licensing activities and milestone achievements are recognized as these revenues are earned. Any revenue contingent upon future performance by the Company is deferred and recognized as the performance is completed. Royalties are reported in the period received, which may be up to sixty days after the close of the quarter in which Schering-Plough Corporation booked the related revenues. As the price is not determinable and collection is not reasonably assured until that time.

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

SEGMENT DISCLOSURE

         Due to the disposition of its wholly owned subsidiary on March 11, 1999 (see Note 1), the Company now operates in only one segment. Accordingly, the adoption of SFAS 131 has not had a material impact on the disclosure requirements of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance related to revenue recognition. SAB 101 is effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board No. 20, "Accounting Changes." Zonagen is currently in the process of evaluating what impact, if any, SAB 101 will have on its financial position or its results of operations.

3.       MARKETABLE SECURITIES -SHORT AND LONG TERM:

         Short term marketable securities have a remaining maturity of less than twelve months and long term marketable securities have a remaining maturity of greater than twelve months. All investments are stated at amortized cost. Marketable securities-short term were $31.1 million and marketable securities-long term were $3.9 million as of December 31, 1999, totaling $35.0 million. In prior years, the Company invested only in 30-day commercial paper. The Company now invests excess funds in longer maturities to secure a higher yield. These investments include money market funds, corporate bonds and notes, Euro-dollar bonds and taxable auction securities. The Company's policy is to hold investments to maturity and to require minimum credit ratings of A2/A

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


and A1/P1 with maturities of up to three years. The average life of the investment portfolio may not exceed 24 months.

         Marketable securities -short term and long term are classified as follows (in thousands):

                                                                DECEMBER 31, 1999
                                                             --------------------------
                                                             SHORT TERM       LONG TERM
                                                             ----------       ---------
                          Corporate bonds                    $   14,818       $   2,222
                          Corporate notes                         6,703           1,662
                          Euro-dollars                            7,625              --
                          Taxable auction securities              2,000              --
                                                             ----------       ---------
                          Total                              $   31,146       $   3,884
                                                             ==========       =========

4.       LAB EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS:

         Lab equipment, furniture and leasehold improvements are classified as follows (in thousands):

                                                   DECEMBER 31,
                                           ----------------------------
                                               1999             1998
                                           ----------        ----------
Laboratory equipment ...................   $    1,084        $      981
Furniture and fixtures .................          167               226
Office equipment .......................          367               246
Leasehold improvements .................          475               505
                                           ----------        ----------
                                                2,093             1,958
Less - Accumulated depreciation
    and amortization ...................       (1,241)           (1,051)
                                           ----------        ----------
Total ..................................   $      852        $      907
                                           ==========        ==========

5.       OPERATING LEASES:

         The Company leases laboratory and office space pursuant to leases accounted for as operating leases. Rental expense for the years ended December 31, 1999, 1998 and 1997, was approximately $229,000, $273,000 and $223,000, respectively. Future minimum lease payments under noncancelable leases with original terms in excess of one year as of December 31, 1999, are as follows (in thousands):

                               2000..............       $      102
                               2001..............                3
                               2002..............                2
                                                        ----------
                               Total.............       $      107
                                                        ==========

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





6.       ACCRUED EXPENSES:

         Accrued expenses consist of the following (in thousands):

                                                                                DECEMBER 31,
                                                                       --------------------------------
                                                                            1999               1998
                                                                       --------------      ------------

     Research and development costs...............................     $          467      $      1,489
     Employee bonuses.............................................                 99               137
     Other........................................................                410               309
                                                                       --------------      ------------
     Total........................................................     $          976      $      1,935
                                                                       ==============      ============

         On October 18, 1999, the Company's Compensation Committee of the Board of Directors approved and granted stay bonuses aggregating $480,000 for all existing employees. These bonuses will be payable on the first working day of January 2001, for employees who received the grants and who are still employed by the Company on December 31, 2000, subject to acceleration upon the occurrence of certain defined circumstances. The Company is recognizing the expense of these bonuses ratably over five quarters ending December 31, 2000, which is the service period.

7.       FEDERAL INCOME TAXES:

         The Company has had losses since inception and, therefore, has not been subject to federal income taxes. The Company has accumulated approximately $2.8 million of research and development tax credits. As of December 31, 1999 and 1998, the Company had approximately $61.2 million and $51.1 million, respectively, of net operating loss ("NOL") carryforwards for federal income tax purposes. Additionally, if not utilized, these NOLs and research and development tax credits will begin to expire in the year 2002 and 2003, respectively.

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

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

                                                                                DECEMBER 31,
                                                                       -----------------------------
                                                                           1999             1998
                                                                       ----------         ----------
Deferred tax assets:
Net operating loss carryforwards ..................................... $   20,802         $   17,370
Book/tax difference on basis of assets and license agreements ........         80                 36
Research and development tax credits .................................      2,787              2,200
Accruals/expenses not currently deductible............................        119                 54
                                                                       ----------         ----------
Total deferred tax assets ............................................     23,788             19,660
Less-- Valuation allowance ...........................................    (23,788)           (19,660)
                                                                       ----------         ----------
Net deferred tax assets .............................................. $       --         $       --
                                                                       ==========         ==========

8.       STOCKHOLDERS' EQUITY:

WARRANTS

         During 1999, the Company issued an aggregate of 27,782 shares of Common Stock upon the cashless exercise of stock warrants to purchase an aggregate of 33,448 shares of Common Stock. Also, during 1999, warrants to purchase an aggregate of 536 shares of Common Stock were exercised for total proceeds of $3,850 at a price of $7.18 per share.

         At December 31, 1999 there were a total of 99,137 warrants outstanding, convertible into 153,620 shares of common stock at exercise prices ranging from $3.63 to $7.19. The Company could receive cash proceeds up to approximately $969,000 if the cashless exercise provision was not utilized. All warrants outstanding have a cashless exercise provision.

TREASURY STOCK

         On December 12, 1997, the Company announced a stock buyback of the Company's common stock. The purchases are to be made from time to time in the open market at prevailing market prices. As of December 31, 1997, the Company purchased a total of 61,500 shares at an aggregate purchase price of $1.3 million for an average price of $20.92 per share. During 1998, the Company purchased an additional 353,800 shares at an aggregate purchase price of $6.2 million for an average price of $17.52 per share. Total purchases resulting from the stock buyback program are 415,300 shares for an aggregate purchase price of $7.5 million for a weighted average purchase price of $18.02 per share. The Company did not buy back any of its common stock in 1999.

9.       STOCK OPTIONS:

         The Company has two stock option plans for the granting of options to purchase a maximum of 2,150,000 shares of common stock by its employees and consultants over the life of the plans. As a result of the amendment to the 1993 Amended and Restated Employee and Consultant Stock Option Plan, approved by the shareholders at the 1999 annual meeting of shareholders, the Company may currently grant options to purchase up to 2,000,000 shares of common stock under the plan. There are no significant differences between the provisions of each plan. Options are granted with an exercise price per share as determined by the board of directors, generally equal to the fair market value per share of common stock on the grant date. Vesting provisions for each grant are determined by the board of directors and have generally been 20% on each anniversary of the grant date. All options expire no later

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


than the tenth anniversary of the grant date. At December 31, 1999, 905,938 options were available to be granted under these plans.

         In December 1996, the board of directors approved the adoption of a new non-employee director stock option plan that supersedes the prior non-employee directors stock option plan and eliminated any remaining options available to be granted under the preceding plan. Pursuant to the terms of this plan, the Company may grant options to purchase up to 400,000 shares of common stock. The plan provides that each director receive options to purchase 25,000 shares of common stock upon initial election to the board of directors and receive options to purchase 2,500 shares at each re-election. The vesting provisions for the initial election grant of options is 20% on each annual anniversary of the grant date. Vesting for the re-election grant of options is 8.33% on each monthly anniversary of the grant date. All options expire no later than the tenth anniversary of the grant date. In December 1996, the Company granted options to purchase 175,000 shares of common stock to members of the board of directors at the fair market value of the stock on the date of grant. As the plan was not approved by the stockholders until June 1997, the Company recorded approximately $2.4 million in deferred compensation relating to these options for the excess over fair market value of the stock between the grant date and the date shareholder approval was received. The deferred compensation is being amortized over the vesting period of the options. At December 31, 1999, 205,000 options were available to be granted under this plan.

         On October 18, 1999, the Company's Compensation Committee of the Board of Director's approved and granted stock options aggregating 285,500 options for all existing employees. These options were granted at the fair market value on the date of grant and will vest 20% on each anniversary of the grant date.

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

                                             DECEMBER 31,
                          --------------------------------------------------
                             1999                1998                1997
                          ----------          ----------          ----------
Net loss -
  As reported .........   $   11,952          $   12,316          $   13,173
  Pro forma ...........       14,423              14,152              14,361

Loss per share -
  As reported .........   $     1.06          $     1.09          $     1.46
  Pro forma ...........         1.28                1.26                1.59

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

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants in 1999, 1998, and 1997, respectively: risk-free interest rates of 5.9%, 5.2%, and 6.3%; dividend rates of $0; expected lives of 9.3, 6.0, and 6.0 years; expected volatility of 84%, 79%, and 60%. The weighted average fair value of options granted at market for 1999, 1998 and 1997 was $6.95, $15.65 and $13.66, respectively.

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

         A summary of the status of the Company's option plans at December 31, 1999, 1998, and 1997 and changes during the years then ended is presented in the tables below:

                                                    1999                          1998                           1997
                                          -------------------------      -------------------------      --------------------------
                                                          WEIGHTED                       WEIGHTED                       WEIGHTED
                                                          AVERAGE                        AVERAGE                        AVERAGE
                                                          EXERCISE                       EXERCISE                       EXERCISE
                                            SHARES         PRICE           SHARES         PRICE           SHARES          PRICE
                                          ----------     ----------      ----------     ----------      ----------      ----------
Outstanding at beginning of year .......   1,099,062     $    11.77         922,431     $     9.44         775,005      $     6.41
Granted ................................     421,833           8.68         287,527          18.52         320,300           17.57
Exercised ..............................     (31,866)          2.25         (63,022)          5.45         (90,955)           5.74
Forfeited ..............................    (163,280)         18.66         (47,874)         18.48         (81,919)           6.96
                                          ----------                     ----------                     ----------
Outstanding at end of year .............   1,325,749          10.16       1,099,062          11.77         922,431            9.44
                                          ==========                     ==========                     ==========
Exercisable at end of year .............     620,892           8.28         524,795           6.92         435,837            5.12

         The following table summarizes information about stock options outstanding at December 31, 1999:

                                                   WEIGHTED      WEIGHTED                     WEIGHTED
                                                    AVERAGE      AVERAGE                      AVERAGE
                                  NUMBER           REMAINING     EXERCISE        NUMBER       EXERCISE
 RANGE OF EXERCISE PRICES       OUTSTANDING          LIFE         PRICE        EXERCISABLE      PRICE
--------------------------      -----------        ---------    -----------    -----------   ------------
$ .00 to $  5.00..........           452,668          7.4        $     2.77       155,668      $     2.36
 5.01 to   10.00..........           500,871          5.3              7.44       368,471            7.08
10.01 to   15.00..........            12,500          9.4             13.44         7,290           13.44
15.01 to   20.00..........            82,350          8.7             17.32        17,425           17.36
20.01 to   25.00..........           141,860          8.0             21.28        48,638           21.29
25.01 to   30.00..........           120,000          8.7             28.05        16,000           30.00
30.01 to   35.00..........            15,500          7.1             33.25         7,400           33.25
                                 -----------                                   ----------
                                   1,325,749                                      620,892
                                 ===========                                   ==========

10.      LICENSE, RESEARCH AND DEVELOPMENT AGREEMENTS:

SCHERING-PLOUGH CORPORATION

         In November 1997, the Company entered into exclusive license agreements with affiliates of Schering-Plough Corporation, a major U.S.-based pharmaceutical company (including such affiliates, "Schering-Plough"), with respect to the Company's VASOMAX(R) product for the treatment of MED. Upon completion of the agreement,

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Schering-Plough paid Zonagen an up-front payment of $10.0 million and agreed to make subsequent aggregate milestone payments up to $47.5 million upon the successful achievement of specified regulatory goals. The Schering-Plough agreements provide for Zonagen to receive escalating royalty payments based on increasing product sales levels. There can be no assurance that VASOMAX(R) will be approved by the FDA or that Schering-Plough will achieve sales levels that result in escalating royalty payments.

         As provided for in the Schering-Plough agreements, royalty rates payable are substantially reduced on VASOMAX(R) sales in a territory where the Company has not met a certain business criterion called for in the agreements. Currently, the Company has not met that business criterion in Mexico and Brazil, the two jurisdictions where the product is currently being sold. Until this business criterion is met in these countries, the Company will continue to receive royalties at the reduced rate. In addition, until this business criterion is met, royalties may be reduced substantially further, if during any calendar quarter, unit sales of orally administered phentolamine-based products for MED by competitors in this territory exceed certain specified market shares.

         On June 30, 1998, the Company received an accelerated milestone payment of $5.0 million from Schering-Plough that was paid at the completion of the clinical program that was used in support of the New Drug Application ("NDA") for VASOMAX(R). The payment was due upon the submission of a NDA for VASOMAX(R) with the FDA. The Company submitted the NDA on July 14, 1998.

         On September 30, 1998, the Company received an additional milestone payment of $5.0 million from Schering-Plough that was paid upon FDA acceptance of the NDA filing for VASOMAX(R). Zonagen has received a total of $20.0 million from Schering-Plough from inception of the collaboration through December 31, 1999. The balance of the $37.5 million in milestone payments is tied to the receipt of regulatory approvals for VASOMAX(R) in major developed country jurisdictions.

         In February 1999, Schering-Plough notified the Company that it had exercised its right to begin manufacturing finished product for VASOMAX(R). Schering-Plough manufactures and markets the product in Mexico and Brazil.

         On May 10, 1999, Zonagen and Schering-Plough jointly announced that the companies had decided to forego a June FDA Advisory Panel review of the NDA for VASOMAX(R) until the results of an additional 12-week human clinical study being conducted by Schering-Plough could be submitted to the FDA, as it was not possible to delay the review by the Advisory Panel until a later date when the data from that study would be available. As a result of this decision, Zonagen received a non-approvable letter for the NDA from the FDA.

         On August 10, 1999, Zonagen, announced that the FDA had advised the Company that further U.S. clinical trials of Zonagen's phentolamine-based drugs, VASOMAX(R) and Vasofem(TM), had been placed on clinical hold until certain issues surrounding the Company's two-year rat study were satisfactorily resolved. The FDA however, allowed Schering-Plough to complete the fully enrolled ongoing 12-week study in humans of VASOMAX(R) for erectile dysfunction. Zonagen expects to submit the new data from the completed human clinical study that was conducted by Schering-Plough to the FDA as an amendment to the NDA. See "Part 1. Item 1. Description of Business - Business Risks - Uncertainties Related to Clinical Trial Results and FDA Approval."

CONTRACT MANUFACTURER

         On June 12, 1997, the Company entered into an exclusive supply agreement with a contract manufacturer under which the Company has agreed to purchase all of its bulk phentolamine from the contract manufacturer for

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a period of five years. The agreement will continue after the initial five-year term for consecutive one-year periods until terminated by either party. The agreement obligates the Company to purchase specified minimum quantities of phentolamine and the manufacturer to manufacture phentolamine exclusively for the Company. The Company has met minimum purchase requirements through the year ended December 31, 1999. The value of the specified minimum quantities of phentolamine for each of the years ended December 31, 2000 and 2001 is $540,000. Due to the contract manufacturer producing phentolamine in excess of the Company's actual committed orders, the Company agreed, on January 27, 2000, to an early purchase of the excess phentolamine production at a substantially discounted price. This purchase satisfied the years 2000 and 2001 contractual purchase obligations, leaving the Company with no future contractual purchase obligations. If VASOMAX(R) is approved by the FDA and the Company purchases additional phentolamine from the contract manufacturer, then the Company will be required, by the contract manufacturer, to pay a premium equal to the amount previously discounted.

11.      COMMITMENTS AND CONTINGENCIES:

         Certain purported class action complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder were filed against the Company and certain of its officers and directors. These complaints were filed in the United States District Court for the Southern District of Texas in Houston, Texas and were consolidated on May 29, 1998. The plaintiffs purported to bring the suit on behalf of all purchasers of Zonagen common stock between February 7, 1996 and January 9, 1998. The plaintiffs asserted that the defendants made materially false and misleading statements and failed to disclose material facts about the patents and patent applications of the Company relating to VASOMAX(R) and ImmuMax(TM) and about the Company's clinical trials of VASOMAX(R). The plaintiffs sought to have the action declared to be a class action, and to have rescissionary or compensatory damages in an unstated amount, along with interest and attorney's fees. On March 30, 1999, the Court granted the defendants' motion to dismiss and dismissed the case with prejudice. The plaintiffs filed an appeal. The Company and the individual defendants believe that these actions are without merit and intend to defend against them vigorously. No estimate of loss or range of estimate of loss, if any, can be made at this time.

         The Company is involved in certain other litigation matters which it believes will not have a material adverse effect on the Company.

                                 EXHIBIT INDEX

    EXHIBIT NUMBER                               IDENTIFICATION OF EXHIBIT
    --------------                               -------------------------
         3.1            --   Restated  Certificate of Incorporation.  Exhibit 3.3 to the Company's  Registration  Statement
                             on Form SB-2 (No.  33-57728-FW),  as amended ("Registration  Statement"),  is incorporated herein by reference.

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

        10.1+           --   Amended and Restated  1993  Employee  and  Consultant  Stock Option Plan.  Exhibit 10.3 to the
                             Company's Registration Statement is incorporated herein by reference.

        10.2            --   Lease  Agreement  dated  March  22,  1990,  between  the  Company  and  The  Woodlands  Equity
                             Partnership-89.  Exhibit 10.4 to the Company's  Registration  Statement is incorporated herein by reference.

        10.3+           --   Employment  Agreement  between  the  Company  and  Joseph  S.  Podolski.  Exhibit  10.5 to the
                             Company's Registration Statement is incorporated herein by reference.

        10.4            --   Extension,  Modification  and  Ratification of Lease dated July 12, 1993,  between the Company and Woodlands  Equity  Partnership-  89. Exhibit 10.10 to the Company's  Annual Report on Form
                             10-KSB for the fiscal year ended  December 31, 1993 ("1993 Form  10-KSB") is  incorporated herein by reference.

        10.5*+          --   Employment Agreement between the Company and Louis Ploth.

                                 EXHIBIT INDEX

    EXHIBIT NUMBER                               IDENTIFICATION OF EXHIBIT
    --------------                               -------------------------
        10.6            --   Assignment Agreement dated April 13, 1994, among Zonagen,  Inc., Gamogen,  Inc. and Dr. Adrian
                             Zorgniotti.  Exhibit 10.17 to the  Company's  Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 is incorporated herein by reference.

        10.7            --   Stock Exchange  Agreement dated October 13, 1994,  effective  October 1, 1994,  among Zonagen,
                             Inc.,  Fertility  Technologies,  Inc. and J. Tyler Dean.  Exhibit 2.1 to the Company's Current
                             Report on Form 8-K dated October 13, 1994 is incorporated herein by reference.

        10.8            --   Registration  Rights  Agreement  dated  October 13,  1994,  effective  October 1, 1994,  among
                             Zonagen,  Inc. and J. Tyler Dean.  Exhibit 10.1 to the  Company's  Current  Report on Form 8-K
                             dated October 13, 1994 is incorporated herein by reference.

        10.9            --   Guaranty of Zonagen,  Inc.  dated  October 13,  1994.  Exhibit 10.4 to the  Company's  Current
                             Report on Form 8-K dated October 13, 1994 is incorporated herein by reference.

       10.10            --   Conditional  Amendment  No. 1 to  Assignment  Agreement  dated  January 24, 1997,  between the
                             Company and Gamogen,  Inc.  Exhibit 10.1 to the  Company's  Quarterly  Report on Form 10-Q for
                             the fiscal quarter ended March 31, 1997 is incorporated herein by reference.

       10.11            --   1996  Nonemployee  Directors'  Stock Option  Plan.  Exhibit  10.1 to the  Company's  Quarterly
                             Report on Form 10-Q for the fiscal  quarter  ended  June 30,  1997 is  incorporated  herein by reference.

       10.12            --   Amendment  No. 2 to Assignment  Agreement  dated  September 30, 1997,  between the Company and
                             Gamogen,  Inc.  Exhibit  10.1 to the  Company's  Quarterly  Report on Form 10-Q for the fiscal quarter ended September 30, 1997 is incorporated herein by reference.

       10.13            --   Supply Agreement dated June 12, 1997,  between the Company and Plasto S.A. (Synkem  Division).
                             Exhibit  10.26 to the  Company's  Annual  Report on Form 10-K for the year ended  December 31,
                             1997 is incorporated herein by reference.

       10.14++          --   Exclusive  License  Agreement  dated  November  15,  1997,  between the  Company and  Schering
                             Corporation.  Exhibit  10.27 to the  Company's  Annual  Report on Form 10-K for the year ended
                             December 31, 1997 is incorporated herein by reference.

       10.15++          --   Exclusive License Agreement dated November 15, 1997,  between the Company and  Schering-Plough
                             Ltd.  Exhibit  10.28 to the Company's  Annual Report on Form 10-K for the year ended  December
                             31, 1997 is incorporated herein by reference.

       10.16+           --   Employment  Agreement  between the  Company and Paul  Lammers,  MD MSc.  Exhibit  10.29 to the
                             Company's  Annual  Report on Form 10-K for the year ended  December  31, 1998 is  incorporated herein by reference.

       10.17+           --   Employment  Agreement  between  the  Company  and  Michael  T.  Redman.  Exhibit  10.30 to the
                             Company's  Annual  Report on Form 10-K for the year ended  December  31, 1998 is  incorporated herein by reference.

       10.18            --   Asset  Purchase  Agreement  between  Zonagen,  Inc.,  Fertility  Technologies,  Inc.  and Sage
                             BioPharma dated as of March 1, 1999.  Exhibit 10.1 to the Company's  Quarterly  Report on Form
                             10-Q for the fiscal quarter ended March 31, 1999 is incorporated herein by reference.

       10.19+           --   Employment  Agreement  between the Company and F. Scott Reding.  Exhibit 10.2 to the Company's
                             Quarterly  Report on Form 10-Q for the fiscal  quarter  ended March 31,  1999 is  incorporated herein by reference.

       10.20            --   Rights  Agreement dated as of September 1, 1999  (incorporated by reference to Form 8-A of the
                             Company  filed on September 3, 1999).  Exhibit 4.1 to the Company's  Quarterly  Report on Form
                             8-K dated September 3, 1999 is incorporated herein by reference.

       10.21+           --   Employment  Agreement  between the Company and David B. Bowman.  Exhibit 10.1 to the Company's
                             Quarterly  Report on Form 10-Q for the fiscal quarter ended September 30, 1999 is incorporated herein by reference.

       10.22*           --   First Amendment to the Zonagen, Inc. Amended and Restated 1993 Stock Option Plan.

       10.23*++         --   Amendment to the Supply  Agreement  dated June 12,  1997,  between the Company and Plasto S.A.
                             (Synkem Division).

        11.1*           --   Statement regarding computation of loss per share

        23.1*           --   Consent of Arthur Andersen LLP

                                 EXHIBIT INDEX

    EXHIBIT NUMBER                               IDENTIFICATION OF EXHIBIT
    --------------                               -------------------------
        27.1*           --   Financial Data Schedule



*        Filed herewith.

+        Management contract or compensatory plan.

++ Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act. Such omitted portions have been filed separately with the Commission.