Form 10-Q
period 2000-03-31
ZONAGEN INC
filed 2000-05-10
CIK 897075

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

                                       or

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

         As of May 9, 2000 there were outstanding 11,312,435 shares of Common Stock, par value $.001 per share, of the Registrant.

                                 ZONAGEN, INC.
                         (A development stage company)

                      For the Quarter Ended March 31, 2000

                                     INDEX

                                                                                                          PAGE
                                                                                                          ----

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS                                                                3


PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements                                                                      4

                  Consolidated Balance Sheets:  March 31, 2000 (Unaudited)
                  and December 31, 1999                                                                     5

                  Consolidated Statements of Operations:  For the three months ended
                  March 31, 2000 and 1999 and from Inception (August 20, 1987)
                  through March 31, 2000 (Unaudited)                                                        6

                  Consolidated Statements of Cash Flows:  For the three months ended
                  March 31, 2000 and 1999 and from Inception (August 20, 1987)
                  through March 31, 2000 (Unaudited)                                                        7

                  Notes to Consolidated Financial Statements                                                8


Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                12

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                               15

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                                         16

SIGNATURES                                                                                                 17

                  FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "may," "anticipate," "believe," "expect," "estimate," "project," "suggest," "intend" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, suggested or intended. These risks and uncertainties include risks associated with the Company's early stage of development, uncertainties related to clinical trial results and FDA approval and approval in other jurisdictions, the Company's substantial dependence on one product and early stage of development of other products, the Company's history of operating losses and accumulated deficit, the Company's future capital needs and uncertainty of additional funding, uncertainty of protection for the Company's patents and proprietary technology, the effects of government regulation of and lack of assurance of regulatory approval for the Company's products, the Company's limited sales and marketing experience and dependence on collaborators, manufacturing uncertainties and the Company's reliance on third parties for manufacturing, inventory accumulation, competition and technological change, product liability and availability of insurance, the Company's reliance on contract research organizations, no assurance of adequate third party reimbursement and other risks and uncertainties described in the Company's filings with the Securities and Exchange Commission. For additional discussion of such risks, uncertainties and assumptions, see "Item 1. Description of Business - Business Risks" and "Item 3. Legal Proceedings" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and "Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included elsewhere in this Quarterly Report on Form 10-Q.

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

         The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                          ZONAGEN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands except share amounts)



                                                                     MARCH 31,     DECEMBER 31,
                                                                       2000            1999
                                                                   -----------      -----------
                                                                   (UNAUDITED)
                                ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                     $     3,030      $     4,106
     Marketable securities - short term                                 32,321           31,146
     Product inventory                                                   4,525            4,003
     Prepaid expenses and other current assets                             736              800
                                                                   -----------      -----------
              Total current assets                                      40,612           40,055
LAB EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS, NET                   739              852
MARKETABLE SECURITIES - LONG TERM                                        2,693            3,884
OTHER ASSETS, NET                                                        1,536            1,496
                                                                   -----------      -----------
              Total assets                                         $    45,580      $    46,287
                                                                   ===========      ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                              $     3,548      $     3,561
     Accrued expenses                                                    1,784              976
                                                                   -----------      -----------
              Total current liabilities                                  5,332            4,537
                                                                   -----------      -----------
STOCKHOLDERS' EQUITY
     Undesignated Preferred Stock, $.001 par value, 5,000,000
          shares authorized, none issued and outstanding                     -                -
     Common Stock, $.001 par value, 20,000,000 shares
          authorized, 11,698,524 and 11,681,324 shares issued,
          respectively; 11,283,224 and 11,266,024  shares
          outstanding, respectively                                         12               12
     Additional paid-in capital                                        113,712          113,564
     Deferred compensation                                                (481)            (490)
     Cost of treasury stock, 415,300 shares                             (7,484)          (7,484)
     Deficit accumulated during the development stage                  (65,511)         (63,852)
                                                                   -----------      -----------
              Total stockholders' equity                                40,248           41,750
                                                                   -----------      -----------
              Total liabilities and stockholders' equity           $    45,580      $    46,287
                                                                   ===========      ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (unaudited and in thousands except per share amounts)



                                                                                          FROM INCEPTION
                                                                                        (AUGUST 20, 1987)
                                                        THREE MONTHS ENDED MARCH 31,         THROUGH
                                                       ------------------------------        MARCH 31,
                                                           2000              1999              2000
                                                       ------------      ------------      ------------
REVENUES
        Licensing fees                                 $          -      $          -      $     20,250
        Product royalties                                        20                 -               425
        Interest income                                         558               629             8,786
                                                       ------------      ------------      ------------
              Total revenues                                    578               629            29,461
EXPENSES
        Research and development                              1,397             4,353            77,082
        General and administrative                              840               933            16,613
        Interest expense and amortization
             of intangibles                                       -                 8               388
                                                       ------------      ------------      ------------
              Total expenses                                  2,237             5,294            94,083
                                                       ------------      ------------      ------------

Loss from continuing operations                              (1,659)           (4,665)          (64,622)
Income (loss) from discontinued operations                        -                59            (1,828)
Gain on disposal                                                  -             1,014               939
                                                       ------------      ------------      ------------
NET LOSS                                               $     (1,659)     $     (3,592)     $    (65,511)
                                                       ============      ============      ============

Income (loss) per share - basic and diluted:
Loss from continuing operations                        $      (0.15)     $      (0.42)
Income from discontinued operations                               -              0.01
Gain on disposal                                                  -              0.09
                                                       ------------      ------------
NET LOSS                                               $      (0.15)     $      (0.32)
                                                       ============      ============


Shares used in income (loss) per share calculation:
        Basic                                                11,270            11,215
        Diluted                                              11,270            11,215




       The accompanying notes are an integral part of these consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)



                                                                                               FROM INCEPTION
                                                                                              (AUGUST 20, 1987)
                                                              THREE MONTHS ENDED MARCH 31,        THROUGH
                                                              ----------------------------        MARCH 31,
                                                                 2000              1999            2000
                                                              -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $    (1,659)     $    (3,592)     $   (65,511)
Gain on disposal of discontinued operations                             -           (1,014)            (939)
Adjustments to reconcile net loss to net cash
used in operating activities:
        Noncash financing costs                                         -                -              316
        Depreciation and amortization                                 157              146            2,520
        Noncash expenses related to stock-based
             transactions                                              59               87            1,856
        Common stock issued for agreement not to
             compete                                                    -                -              200
        Series B Preferred Stock issued for consulting
             services                                                   -                -               18
Changes in operating assets and liabilities
(net effects of purchase of businesses in 1988 and 1994):
        (Increase) decrease in receivables                              -              (85)            (199)
        (Increase) decrease in inventory                             (523)             184           (4,556)
        (Increase) decrease in prepaid expenses and other
             current assets                                            64               34             (621)
        (Decrease) increase in accounts payable and
             accrued expenses                                         795           (1,217)           5,209
                                                              -----------      -----------      -----------
Net cash used in operating activities                              (1,107)          (5,457)         (61,707)

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of marketable securities                              17                -          (35,013)
        Capital expenditures                                          (16)            (179)          (2,177)
        Purchase of technology rights and other assets                (69)            (150)          (1,669)
        Cash acquired in purchase of FTI                                -                -                3
        Proceeds from sale of subsidiary, less
             $12,345 for operating losses during
             1990 phase-out period                                      -                -              138
        Proceeds from sale of the assets of Fertility
             Technologies, Inc., subsidiary                             -            2,250            2,250
        Increase in net assets held for disposal                        -                -             (213)
                                                              -----------      -----------      -----------
Net cash provided by (used in) investing activities                   (68)           1,921          (36,681)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of common stock                         99               47           84,107
        Proceeds from issuance of preferred stock                       -                -           23,688
        Purchase of treasury stock                                      -                -           (7,484)
        Proceeds from issuance of notes payable                         -                -            2,839
        Principal payments on notes payable                             -               (1)          (1,732)
                                                              -----------      -----------      -----------
Net cash provided by financing activities                              99               46          101,418
                                                              -----------      -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (1,076)          (3,490)           3,030
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    4,106           51,640                -
                                                              -----------      -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $     3,030      $    48,150      $     3,030
                                                              ===========      ===========      ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (Unaudited)


NOTE 1  --  ORGANIZATION AND OPERATIONS

         Zonagen, Inc., a Delaware corporation, (together with its wholly owned subsidiary, Fertility Technologies, Inc. ("FTI"), the "Company" or "Zonagen"), was organized on August 20, 1987 ("Inception"), and is a biopharmaceutical company engaged in the development of pharmaceutical products for the reproductive system, including sexual dysfunction, vaccine adjuvants, fertility and female health as well as urological applications, specifically prostate cancer. Until the sale of substantially all the assets of FTI in March 1999, Zonagen also sold devices, instruments and supplies to fertility specialists, obstetricians and gynecologists. From Inception through March 31, 2000, the Company has been primarily engaged in research and development and clinical development and is still in a development stage.

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

         The Company has experienced negative cash flows from operations since its Inception and has funded its activities to date primarily from equity financings and corporate collaborations. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if appropriate, if the U.S. Food and Drug Administration ("FDA") or other regulatory approvals are obtained. The Company believes that its existing capital resources will be sufficient to fund its operations through at least the end of 2001. See Form 10-K dated December 31, 1999 "Item
1. Description of Business -- Business Risks."

NOTE 2  --  MARKETABLE SECURITIES-SHORT AND LONG TERM

         Short term marketable securities have a remaining maturity of less than twelve months and long term marketable securities have a remaining maturity of greater than twelve months. All investments are stated at amortized cost. Marketable securities-short term were $32.3 million and marketable securities-long term were $2.7 million as of March 31, 2000, totaling $35.0 million as compared to marketable securities-short term of $31.1 million and marketable securities-long term of $3.9 million at December 31, 1999, totaling $35.0 million. In prior years, the Company invested only in 30-day commercial paper. The Company now invests excess funds in longer maturities to secure a higher yield. These investments include money market funds, corporate bonds and notes, Euro-dollar bonds and taxable auction securities. The Company's policy is to

                          ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (Unaudited)



hold investments to maturity, to require minimum credit ratings of A1/P1 and A2/A and to make no investments with maturities more than three years. The average life of the investment portfolio may not exceed 24 months.

         Marketable securities -short term and long term are classified as follows (in thousands):


                                                        MARCH 31, 2000
                                                 ---------------------------
                                                  SHORT TERM      LONG TERM
                                                 -----------     -----------
Corporate bonds                                  $    12,849     $       700
Corporate notes                                        6,098              --
Euro-dollars                                          11,374           1,993
Taxable auction securities                             2,000              --
                                                 -----------     -----------
Total                                            $    32,321     $     2,693
                                                 ===========     ===========

NOTE 3  --  PRODUCT INVENTORY

         The Company maintains an inventory of bulk phentolamine which is the active ingredient in VASOMAX(R), the Company's oral treatment for male erectile dysfunction ("MED"). As of March 31, 2000, the cost of this bulk raw material inventory on hand was approximately $4.5 million as compared to approximately $4.0 million at December 31, 1999.

         On June 12, 1997, the Company entered into an exclusive supply agreement with a contract manufacturer under which the Company has agreed to purchase all of its bulk phentolamine from the contract manufacturer for a period of five years. Due to the contract manufacturer producing phentolamine in excess of the Company's actual committed orders, the Company agreed, on January 27, 2000, to an early purchase of the excess phentolamine production at a substantially discounted price. This purchase satisfied the years 2000 and 2001 contractual minimum purchase obligations, leaving the Company with no future contractual purchase obligations. If VASOMAX(R) is approved by the FDA and the Company purchases additional phentolamine from the contract manufacturer, then the Company will be required, by the contract manufacturer, to pay a premium equal to the amount previously discounted.

NOTE 4  --  STOCK OPTIONS

         Over the related vesting periods, the Company records and amortizes deferred non-cash compensation representing the difference between the exercise price of options granted and the deemed fair market value of the Common Stock at the time of grant. During the period ended March 31, 2000, the Company recorded deferred compensation of approximately $50,000 in connection with options granted to a consultant. The Company recorded compensation expense of approximately $52,000 for the three month period ended March 31, 2000 related to the

                          ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (Unaudited)


amortization of deferred compensation recorded in connection with options granted under the 1996 Non-Employee Director Stock Option Plan (the "Director Plan"). Amortization of deferred compensation recorded in connection with other option grants totaled approximately $6,500 during the same period ended March 31, 2000.

NOTE 5 --  LICENSE, RESEARCH AND DEVELOPMENT AGREEMENT

Schering-Plough Corporation

         In November 1997, the Company entered into exclusive license agreements with affiliates of Schering-Plough Corporation, a U.S.-based pharmaceutical company (including such affiliates, "Schering-Plough"), with respect to the Company's VASOMAX(R) product for the treatment of MED. Zonagen has received a total of $20.0 million from Schering-Plough from Inception of the collaboration through March 31, 2000. The Company could receive up to an additional $37.5 million in milestone payments, which are tied to the receipt of regulatory approvals for VASOMAX(R) in major developed country jurisdictions. In addition, the Company also received nominal royalty payments from the sale of VASOMAX(R) in Mexico and Brazil during the quarter ended March 31, 2000. The Schering-Plough agreements provide for Zonagen to receive escalating royalty payments based on increasing product sales levels. There can be no assurance that VASOMAX(R) will be approved in the U.S. or any other jurisdiction or that Schering-Plough will achieve sales levels that result in escalating royalty payments.

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

         During March 2000, reports on the results of 27 additional preclinical and clinical studies relating to the VASOMAX(R) Investigational New Drug ("IND") were submitted to the FDA. These studies include a variety of drug interaction and metabolism studies, as well as the two long-term open label clinical safety studies.

                          ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (Unaudited)


         On April 18, 2000, the Company announced that it had submitted the final results of the two-year rat study that the FDA required to consider lifting the clinical hold on VASOMAX(R) and Vasofem(TM). There can be no assurances that the FDA will lift the current clinical hold on the Company's phentolamine-based products or that the products will ultimately be approved for marketing. See Form 10-K dated December 31, 1999 "Part 1. Item 1. Description of Business - Business Risks - Uncertainties Related to Clinical Trial Results and FDA Approval."

NOTE 6  --  SUBSEQUENT EVENT

         On April 18, 2000, the Company announced that it had submitted the final results of the two-year rat study that the Food and Drug Administration required to consider lifting the clinical hold on VASOMAX(R) and Vasofem(TM), the Company's phentolamine mesylate-based products. A New Drug Application is on file with the FDA seeking approval of VASOMAX(R) for the treatment of male erectile dysfunction. Vasofem(TM) is being developed as a therapy for female sexual arousal disorder.

         In August 1999, the Company announced preliminary findings from the two-year rat study showing the appearance of brown fat proliferations. These findings prompted the FDA to place the Company's phentolamine-based programs on clinical hold in the United States. However, the FDA did allow the completion of an ongoing Phase III human safety and efficacy study.

         Brown fat proliferations are rare occurrences in both man and rats. In the cases of brown fat proliferations reported to date, the appearances in man and animals typically have been associated with a benign, non-cancerous condition. The rarity of this event, however, prompted the FDA to require the submission of the final study report from the two-year rat study before any further clinical testing or evaluation would be considered. In addition to the final study report, as requested, Zonagen has also provided 10% of the tissue sample slides generated in the two-year rat study for review by a FDA pathologist.

         There can be no assurances that the FDA will drop the current clinical hold on the Company's phentolamine-based products or that the products will ultimately be approved for marketing. See Form 10-K dated December 31, 1999 "Part 1. Item 1. Description of Business - Business Risks - Uncertainties Related to Clinical Trial Results and FDA Approval."

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

OVERVIEW

         Zonagen, Inc. ("Zonagen" or the "Company"), a Delaware Corporation was organized on August 20, 1987 ("Inception") and is a development stage company. Zonagen is a biopharmaceutical company engaged in the development of products for the reproductive system, including sexual dysfunction, vaccine adjuvants, products for fertility and female health as well as urological applications, specifically prostate cancer.

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

         As of March 31, 2000, the Company had an accumulated deficit of $65.5 million. Losses have resulted principally from costs incurred conducting clinical trials for VASOMAX(R) and Vasofem(TM), in research and development activities related to efforts to develop the Company's products and from the associated administrative costs required to support those efforts. There can be no assurance that the Company will be able to successfully complete the transition from a development stage company to the successful introduction of commercially viable products. The Company's ability to achieve profitability will depend, among other things, on successfully completing the development of its products in a reasonable time frame and at a reasonable cost, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others that possess such capabilities, the Company's and its partners' ability to realize value from the Company's research and development programs through the commercialization of those products and raising sufficient funds to finance its activities. There can be no assurance that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained. See Form 10-K dated December 31, 1999 "Item 1. Description of Business -- Business Risks -- Uncertainties Related to Early Stage of Development," " -- Business Risks -- History of Operating Losses; Accumulated Deficit" and

"Part I. Financial Information - Item 1. Financial Statements - Note 1 of Notes to Consolidated Financial Statements (Unaudited)" included elsewhere in this Quarterly Report on Form 10-Q.

IMPACT OF YEAR 2000

         The Company experienced no significant problems regarding the turn of the millennium ("Year 2000") through May 8, 2000. The Company continues follow-up activities to insure that no material issues will occur.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         Revenues. Total revenues decreased 8.1% to $578,000 for the quarter ended March 31, 2000 as compared with $629,000 for the same period in the prior year. Product royalties from sales of VASOMAX(R) in Mexico and Brazil were approximately $20,000 for the quarter ended March 31, 2000 as compared to zero for the same period in the prior year. Schering-Plough commenced sales of VASOMAX(R) in Mexico, under the brand name Z-MAX(R), in May 1998 and in Brazil in May 1999. Under the terms of the Agreements, the Company receives quarterly royalty payments based on net product sales by Schering-Plough. These quarterly payments are expected to lag current quarter sales by up to sixty days. Until the clinical hold on VASOMAX(R) is lifted in the United States, the Company expects royalty payments from foreign sales to be nominal.

         Interest income decreased 11% to $558,000 for the first quarter ended March 31, 2000 as compared with $629,000 for the same period in the prior year. The decrease was due to decreased cash balances as a result of supporting the Company's continuing operations that included expenses associated with the clinical development of the Company's phentolamine-based products, its vaccine adjuvants and its other products.

         Research and Development Expenses. Research and development ("R&D") expenses include contracted research, regulatory affairs activities and general research and development expenses. R&D expenses decreased 68% to $1.4 million for the first quarter ended March 31, 2000 as compared to $4.4 million for the same period in the prior year. The decrease was due primarily to expenses associated with the development of VASOMAX(R) and other phentolamine-based products. These contracted research expenses decreased 82% to approximately $584,000 for the first quarter ended March 31, 2000 as compared with $3.2 million for the same period in the prior year. The decrease was due primarily to a reduction in contracted costs associated with the development of VASOMAX(R) subsequent to the completion of Phase III and open label clinical trials that were used in the July 1998 NDA submission to the FDA. The Company will continue to incur costs in connection with the ongoing regulatory review of VASOMAX(R) until the regulatory process is complete, although at a substantially reduced level. Further, the FDA placed a clinical hold on the Company's phentolamine-based products in August 1999. This clinical hold prevented the Company from continuing further clinical development in the United States for all indications utilizing the active drug ingredient phentolamine. General research and development expenses decreased to $813,000 for the quarter ended March 31, 2000 from $1.1 million for the same period in the prior year. This decrease is primarily due to the reductions made in the Company's toxicology and analytical labs in September 1999 due to the delay in the approval process of VASOMAX(R). The Company expects its R&D expenses to increase in the future, specifically in the area of clinical development, once the Company's phentolamine-based products are taken off clinical hold by the FDA. There can be no assurance that the FDA will remove the clinical hold on the Company's phentolamine-based products. See Form 10-K dated December 31, 1999 "Part 1.
Item 1. Description of Business - Business Risks - Uncertainties Related to Clinical Trial Results and FDA Approval."

         General and Administrative Expenses. General and administrative expenses decreased by 10% to $840,000 for the quarter ended March 31, 2000 as compared to $933,000 for the same period in the prior year. Zonagen did not incur expenses in the first quarter of 2000 relating to hiring and relocating additional management personnel as it did during the same period in the prior year. The Company does not anticipate a major increase in general and administrative expenses until VASOMAX(R) is approved in a major market.

         In September 1999, the Company announced that it had decreased its cash expenditures by reducing staff by fifteen people and by slowing down spending on certain of its research programs. By concentrating primarily on its lead product candidates (VASOMAX(R), Vasofem(TM) and vaccine adjuvants), the Company sought to insure that it has sufficient funds to finance these programs. The staff reductions affected all areas of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         Since Inception, the Company has financed its operations primarily with proceeds from the private placements and public offerings of equity securities and with funds received under collaborative agreements. Zonagen has received a total of $20.0 million from Schering-Plough from inception of its collaboration through March 31, 2000. Since inception of the Schering Plough agreements through March 31, 2000, the Company has received only nominal royalty payments from the sale of VASOMAX(R) in Mexico and Brazil.

         The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses required to support those activities. Net cash of approximately $1.1 million was used in operating activities during the first quarter ended March 31, 2000 as compared to $5.5 million for the same period in the prior year. The Company had cash, cash equivalents and marketable securities of approximately $38.0 million at March 31, 2000 as compared to approximately $39.1 at December 31, 1999, and as compared to $48.2 million in cash and cash equivalents on March 31, 1999. The decreased use of cash for the quarter ended March 31, 2000 was primarily due to a reduction in contracted costs associated with the development of VASOMAX(R) upon the completion of the open label safety trials that were conducted in support of the VASOMAX(R) NDA submission. In addition, in August 1999, the FDA placed the Company's phentolamine-based clinical development programs on hold in the U.S. which further reduced clinical development expenses. The Company spent approximately $584,000 in connection with its clinical development programs during the quarter ended March 31, 2000 as compared to $3.2 million for the same period in the prior year.

         The Company believes that its existing capital resources will be sufficient to fund its operations through at least the end of 2001. The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's clinical and preclinical activities; the progress of the Company's collaborative agreements with affiliates of Schering-Plough or any future collaborators and costs associated with any of those collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of VASOMAX(R) and the Company's other products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful.

         There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if VASOMAX(R) is not successfully commercialized and if the results of current or future clinical trials are not favorable. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock. See Form 10-K dated December 31, 1999 "Item 1. Description of Business -- Business Risks."

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

                          PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a.    Exhibits

                 Exhibit No.    Identification of Exhibit
                 -----------    -------------------------
                 10.1+          Amendment to the Supply Agreement dated June
                                12, 1997, between the Company and Plasto S.A.
                                (Synkem Division) (incorporated by reference to Exhibit 10.23 to the annual report on Form 10-K for the fiscal year ended December 31, 1999).

                 11.1           Statement Regarding Computation of Net Loss Per
                                Share

                 27.1           Financial Data Schedule

           b.    Reports on Form 8-K

                 None

+ Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act. Such omitted portions have been filed separately with the Commission.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ZONAGEN, INC.


Date:  May 10, 2000
                                         By:      /s/ Joseph S. Podolski
                                            ------------------------------------
                                                  Joseph S. Podolski
                                                  President and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)

Date:  May 10, 2000
                                         By:      /s/ F. Scott Reding
                                            ------------------------------------
                                                  F. Scott Reding
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.     Identification of Exhibit
-----------     -------------------------
  10.1+         Amendment to the Supply Agreement dated June 12, 1997, between the Company and Plasto S.A. (Synkem Division) (incorporated by reference to Exhibit 10.23 to the annual report on Form 10-K for the fiscal year ended December 31, 1999).

  11.1          Statement Regarding Computation of Net Loss Per Share

  27.1          Financial Data Schedule


+    Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act. Such omitted portions have been filed separately with the Commission.
