Form 10-Q
period 2000-06-30
ZONAGEN INC
filed 2000-08-11
CIK 897075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    ----------------

                         Commission file number: 0-21198

                                  ZONAGEN, INC.
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                            76-0233274
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---     -----

         As of August 9, 2000 there were outstanding 11,316,056 shares of Common Stock, par value $.001 per share, of the Registrant.

                                  ZONAGEN, INC.
                          (A development stage company)

                       For the Quarter Ended June 30, 2000

                                      INDEX

                                                                                         PAGE
                                                                                         ----

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS                                               3

PART I.  FINANCIAL INFORMATION                                                             4

Item 1.           Financial Statements

                  Consolidated Balance Sheets:  June 30, 2000 (Unaudited)
                  and December 31, 1999                                                    5

                  Consolidated Statements of Operations: For the three months ended June 30, 2000 and 1999, six months ended June 30, 2000 and 1999 and from Inception (August 20, 1987) through June 30,
                  2000 (Unaudited)                                                         6

                  Consolidated Statements of Cash Flows: For the three months ended June 30, 2000 and 1999, six months ended June 30, 2000 and 1999 and from Inception (August 20, 1987) through June 30,
                  2000 (Unaudited)                                                         7

                  Notes to Consolidated Financial Statements                               8


Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                               13

Item 3.           Quantitative and Qualitative Disclosures About Market Risk              16

PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders                     17

Item 6.           Exhibits and Reports on Form 8-K                                        17

SIGNATURES                                                                                18

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

         The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands except share amounts)

                                                                      JUNE 30,       DECEMBER 31,
                                                                       2000              1999
                                                                     --------        ------------
                                                                    (unaudited)
                                ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                       $   4,565        $   4,106
     Marketable securities - short term                                 24,162           31,146
     Product inventory                                                   4,525            4,003
     Prepaid expenses and other current assets                           1,038              800
                                                                     ---------        ---------
              Total current assets                                      34,290           40,055
LAB EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS, net                   659              852
MARKETABLE SECURITIES - LONG TERM                                        6,028            3,884
OTHER ASSETS, net                                                        1,605            1,496
                                                                     ---------        ---------
              Total assets                                           $  42,582        $  46,287
                                                                     =========        =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                $   2,325        $   3,561
     Accrued expenses                                                    1,193              976
                                                                     ---------        ---------
              Total current liabilities                                  3,518            4,537
                                                                     ---------        ---------
STOCKHOLDERS' EQUITY
     Undesignated Preferred Stock, $.001 par value, 5,000,000
          shares authorized, none issued and outstanding                  --               --
     Common Stock, $.001 par value, 20,000,000 shares
          authorized, 11,731,356 and 11,681,324 shares issued,
          respectively; 11,316,056 and 11,266,024  shares
          outstanding, respectively                                         12               12
     Additional paid-in capital                                        113,726          113,564
     Deferred compensation                                                (398)            (490)
     Cost of treasury stock, 415,300 shares                             (7,484)          (7,484)
     Deficit accumulated during the development stage                  (66,792)         (63,852)
                                                                     ---------        ---------
              Total stockholders' equity                                39,064           41,750
                                                                     ---------        ---------
              Total liabilities and stockholders' equity             $  42,582        $  46,287
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

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (unaudited and in thousands except per share amounts)

                                                                                                            FROM INCEPTION
                                                          THREE MONTHS ENDED          SIX MONTHS ENDED     (AUGUST 20, 1987)
                                                               JUNE 30,                    JUNE 30,             THROUGH
                                                        ----------------------      ----------------------      JUNE 30,
                                                          2000          1999          2000          1999          2000
                                                        --------      --------      --------      --------      --------
REVENUES
        Licensing fees                                  $     --      $     --      $     --      $     --      $ 20,250
        Product royalties                                     11            22            30            22           435
        Interest income                                      560           554         1,119         1,182         9,347
                                                        --------      --------      --------      --------      --------
              Total revenues                                 571           576         1,149         1,204        30,032
EXPENSES
        Research and development                           1,122         3,560         2,518         7,913        78,203
        General and administrative                           731           940         1,571         1,873        17,344
        Interest expense and amortization
             of intangibles                                   --            --            --             8           388
                                                        --------      --------      --------      --------      --------
              Total expenses                               1,853         4,500         4,089         9,794        95,935
                                                        --------      --------      --------      --------      --------

Loss from continuing operations                           (1,282)       (3,924)       (2,940)       (8,590)      (65,903)
Income (loss) from discontinued operations                    --            --            --            59        (1,828)
Gain on disposal                                              --            --            --         1,014           939
                                                        --------      --------      --------      --------      --------
NET LOSS                                                $ (1,282)     $ (3,924)     $ (2,940)     $ (7,517)     $(66,792)
                                                        ========      ========      ========      ========      ========

Income (loss) per share - basic and diluted:
Loss from continuing operations                         $  (0.11)     $  (0.35)     $  (0.26)     $  (0.77)
Income from discontinued operations                           --            --            --          0.01
Gain on disposal                                              --            --            --          0.09
                                                        --------      --------      --------      --------
NET LOSS                                                $  (0.11)     $  (0.35)     $  (0.26)     $  (0.67)
                                                        ========      ========      ========      ========

Shares used in income (loss) per share calculation:
        Basic                                             11,307        11,243        11,289        11,229
        Diluted                                           11,307        11,243        11,289        11,229




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                                                                  FROM INCEPTION
                                                                THREE MONTHS ENDED          SIX MONTHS ENDED     (AUGUST 20, 1987)
                                                                     JUNE 30,                    JUNE 30,             THROUGH
                                                              ----------------------      ----------------------      JUNE 30,
                                                                2000          1999          2000          1999          2000
                                                              --------      --------      --------      --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $(1,282)     $ (3,924)     $(2,940)     $ (7,517)     $ (66,792)
Gain on disposal of discontinued operations                        --            --           --        (1,014)          (939)
Adjustments to reconcile net loss to net cash
used in operating activities:
        Noncash financing costs                                    --            --           --            --            316
        Depreciation and amortization                             116           106          273           252          2,636
        Noncash expenses related to stock-based
             transactions                                          84            33          142           121          1,939
        Common stock issued for agreement not to
             compete                                               --            --           --            --            200
        Series B Preferred Stock issued for consulting
             services                                              --            --           --            --             18
Changes in operating assets and liabilities
(net effects of purchase of businesses in 1988 and 1994):
        (Increase) decrease in receivables                         --            --           --           (85)          (199)
        (Increase) decrease in inventory                           --           140         (523)          324         (4,556)
        (Increase) decrease in prepaid expenses and other
             current assets                                      (302)         (141)        (238)         (107)          (923)
        (Decrease) increase in accounts payable and
             accrued expenses                                  (1,814)         (944)      (1,019)       (2,161)         3,395
                                                              -------      --------      -------      --------      ---------
Net cash used in operating activities                          (3,198)       (4,730)      (4,305)      (10,187)       (64,905)

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of marketable securities                       4,823            --        4,840          (257)       (30,190)
        Capital expenditures                                      (27)          (78)         (43)         (413)        (2,204)
        Purchase of technology rights and other assets            (77)         (263)        (146)           --         (1,746)
        Cash acquired in purchase of FTI                           --            --           --            --              3
        Proceeds from sale of subsidiary, less
             $12,345 for operating losses during
             1990 phase-out period                                 --            --           --            --            138
        Proceeds from sale of the assets of Fertility
             Technologies, Inc., subsidiary                        --            --           --         2,250          2,250
        Increase in net assets held for disposal                   --            --           --            --           (213)
                                                              -------      --------      -------      --------      ---------
Net cash provided by (used in) investing activities             4,719          (341)       4,651         1,580        (31,962)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of common stock                     14            26          113            73         84,121
        Proceeds from issuance of preferred stock                  --            --           --            --         23,688
        Purchase of treasury stock                                 --            --           --            --         (7,484)
        Proceeds from issuance of notes payable                    --            --           --            --          2,839
        Principal payments on notes payable                        --            --           --            (1)        (1,732)
                                                              -------      --------      -------      --------      ---------
Net cash provided by financing activities                          14            26          113            72        101,432
                                                              -------      --------      -------      --------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            1,535        (5,045)         459        (8,535)         4,565
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                3,030        48,150        4,106        51,640             --
                                                              -------      --------      -------      --------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 4,565      $ 43,105      $ 4,565      $ 43,105      $   4,565
                                                              =======      ========      =======      ========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
        Reduction of debt due to final payment, in stock,
             of FTI Acquisition                               $    --      $     --      $    --      $     --      $      94

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


NOTE 1  --  ORGANIZATION AND OPERATIONS

         Zonagen, Inc., a Delaware corporation, (together with its wholly owned subsidiary, Fertility Technologies, Inc. ("FTI"), the "Company" or "Zonagen"), was organized on August 20, 1987 ("Inception"), and is a biopharmaceutical company engaged in the development of pharmaceutical products for the reproductive system, including sexual dysfunction, vaccine adjuvants, fertility and female health as well as urological applications, specifically prostate cancer. Until the sale of substantially all the assets of FTI in March 1999, Zonagen also sold devices, instruments and supplies to fertility specialists, obstetricians and gynecologists. From Inception through June 30, 2000, the Company has been primarily engaged in research and development and clinical development and is still in a development stage.

         On July 27, 2000, the Company announced that its Board of Directors had made the decision to review strategic alternatives as a result of the previously announced delays associated with the Company's lead product VASOMAX(R). The Company has engaged Deutsche Banc Alex. Brown to review strategic alternatives for the redeployment of its assets. At the same time, the Board elected to reduce cash expenditures and conserve resources as part of the redeployment strategy. Accordingly, management was instructed to immediately reduce headcount to the minimum required to maintain existing technologies and commitments during this transitional period and to implement other major cost cutting measures. As a result of this decision, sixteen full-time employees of the Company were laid-off effective July 27, 2000, leaving approximately thirteen full-time employees.

         The Company has experienced negative cash flows from operations since its Inception and has funded its activities to date primarily from equity financings and corporate collaborations. Substantial funds will be required to continue the Company's research and development programs, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if appropriate, if the U.S. Food and Drug Administration ("FDA") or other regulatory approvals are obtained. Based on the decision to engage Deutsche Banc Alex. Brown to review strategic alternatives for the redeployment of the Company's assets and its reduction in force on July 27, 2000 and decision to implement other major cost cutting measures, the Company believes that its existing capital resources will be sufficient to fund its operations for at least the next several years. See "Item 1. Description of Business -- Business Risks" in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999.

NOTE 2  --  MARKETABLE SECURITIES-SHORT AND LONG TERM

         Short term marketable securities have a remaining maturity of less than twelve months and long term marketable securities have a remaining maturity of greater than twelve months. All investments are stated at amortized cost. Marketable securities-short term were $24.2 million and marketable securities-long term were $6.0 million as of June 30, 2000, totaling $30.2 million as compared to marketable securities-short term of $31.1 million and marketable securities-long term of $3.9 million at December 31, 1999, totaling $35.0 million. In prior years, the Company invested only in 30-day commercial paper. The Company now invests excess funds in longer maturities to secure a higher yield. These investments include corporate bonds and notes and Euro-dollar bonds. The Company's policy is to hold investments to maturity,

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

to require minimum credit ratings of A1/P1 and A2/A and to make no investments with maturities more than three years. The average life of the investment portfolio may not exceed 24 months.

NOTE 3  --  PRODUCT INVENTORY

         The Company maintains an inventory of bulk phentolamine mesylate which is the active ingredient in VASOMAX(R), the Company's oral treatment for male erectile dysfunction ("MED"). As of June 30, 2000, the cost of this bulk raw material inventory on hand was approximately $4.5 million as compared to approximately $4.0 million at December 31, 1999.

         On June 12, 1997, the Company entered into an exclusive supply agreement with a contract manufacturer under which the Company has agreed to purchase all of its bulk phentolamine mesylate from the contract manufacturer for a period of five years. Due to the contract manufacturer producing phentolamine mesylate in excess of the Company's actual committed orders, the Company agreed, on January 27, 2000, to an early purchase of the excess phentolamine mesylate production at a substantially discounted price. This purchase satisfied the years 2000 and 2001 contractual minimum purchase obligations, leaving the Company with no future contractual purchase obligations. If VASOMAX(R) is approved by the FDA and the Company purchases additional phentolamine from the contract manufacturer, then the Company will be required, by the contract manufacturer, to pay a premium equal to the amount previously discounted.

NOTE 4  --  STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

         Over the related vesting periods, the Company records and amortizes deferred non-cash compensation representing the difference between the exercise price of options granted and the deemed fair market value of the Common Stock at the time of grant. During the period ended March 31, 2000, the Company recorded deferred compensation of approximately $50,000 in connection with options granted to a consultant. The Company recorded compensation expense of approximately $52,000 for the three month period ended June 30, 2000 related to the amortization of deferred compensation recorded in connection with options granted under the 1996 Non-Employee Director Stock Option Plan (the "1996 Director Plan"). Amortization of deferred compensation recorded in connection with other option grants totaled approximately $31,400 during the quarter ended June 30, 2000.

         On May 23, 2000, the shareholders approved the Company's 2000 Non-Employee Directors' Stock Option Plan (the "2000 Director Plan") to provide for the automatic grant of options to purchase shares of Common Stock to the Company's non-employee directors. With the adoption of the 2000 Director Plan, the Board terminated the 1996 Director Plan; however, any previously granted options under the terminated 1996 Director Plan shall continue in force unaffected by such action. In connection with the approval of the 2000 Director Plan, on May 23, 2000 the Company granted an initial grant of options to directors, totaling 170,000 shares of Common Stock at an exercise price of $3.25 which was the closing price on the date of grant. Also, during the month of June 2000, under the Company's 2000 Director Plan, the Company

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

provided an initial stock option grant for 40,000 shares of Common Stock, to a newly elected Director, at an exercise price of $3.375 which was the closing price on the date of grant.

         On May 23, 2000, the shareholders also approved the Company's 2000 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan provides the Company's employees with an opportunity to purchase Common Stock through accumulated payroll deductions. A total of 150,000 shares of Common Stock has been reserved for issuance under the Purchase Plan through December 2000. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan on the first day of each year, beginning January 1, 2001, in an amount equal to 50,000 shares. As of June 30, 2000 there were no accrued contributions being held by the Company as the initial Offering Period did not begin until July 1, 2000.

NOTE 5 --  LICENSE, RESEARCH AND DEVELOPMENT AGREEMENT

Schering-Plough Corporation

         In November 1997, the Company entered into exclusive license agreements with affiliates of Schering-Plough Corporation, a U.S.-based pharmaceutical company (including such affiliates, "Schering-Plough"), with respect to the Company's VASOMAX(R) product for the treatment of MED. Zonagen has received a total of $20.0 million from Schering-Plough from inception of the collaboration through June 30, 2000. The Company could receive up to an additional $37.5 million in milestone payments, which are tied to the receipt of regulatory approvals for VASOMAX(R) in major developed country jurisdictions. In addition, during the quarter ended June 30, 2000 the Company also received $11,000 in royalty payments from the sale of VASOMAX(R) in Mexico and Brazil. Under the terms of the agreements, the Company receives quarterly royalty payments based on net product sales by Schering-Plough. These quarterly payments are expected to lag current quarter sales by up to sixty days. The Schering-Plough agreements provide for Zonagen to receive escalating royalty payments based on increasing product sales levels. There can be no assurance that VASOMAX(R) will be approved in the U.S. or any other jurisdiction or that Schering-Plough will achieve sales levels that result in escalating royalty payments.

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

         Under the terms of the Schering-Plough agreements, Schering-Plough has broad discretion as to whether or not to continue the collaboration with Zonagen. As discussed earlier, Zonagen is currently

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

seeking strategic alternatives that could materially alter the current management or ownership structure of Zonagen. There can be no assurance that Schering-Plough will accept any such potential structure. If Schering-Plough is not satisfied with such structure, they may decide at that time to terminate their agreements with the Company. Such decision, or any decision by Schering-Plough to terminate such agreements, could materially and adversely affect Zonagen.

         In August 1999, the Company announced the preliminary finding of brown fat proliferations in a small percentage of rats in the two-year rat study. Consequently, the FDA placed both VASOMAX(R) and Vasofem(TM) on clinical hold in the U.S. until the final report on the data from the two-year study is submitted, reviewed and assessed by the FDA. At the time the clinical holds were imposed, the FDA did allow Schering-Plough to complete the ongoing human study of VASOMAX(R).

         During March 2000, the Company reported the results of 27 additional preclinical and clinical studies relating to the VASOMAX(R) Investigational New Drug ("IND") were submitted to the FDA. These studies include a variety of drug interaction and metabolism studies, as well as the two long-term open label clinical safety studies.

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

         On May 16, 2000, the Company announced that it had been notified by the FDA that an additional animal study would be required before the FDA would consider VASOMAX(R) for approval. The FDA recommended that the Company conduct another two year rodent study due to concerns about the previously reported brown fat proliferations observed in the course of the earlier two year rat study in which phentolamine mesylate, the active ingredient in VASOMAX(R), was administered on a daily basis. The FDA also informed the Company that the status of the VASOMAX(R) IND had been upgraded from a complete to a partial clinical hold. Additional human studies of VASOMAX(R) for the treatment of male erectile dysfunction may be conducted in the U.S., but must be limited to a duration of no more than three months and the total number of doses may not exceed three per week. The Company continues to have ongoing dialogue with the FDA on how to address the preclinical safety concern. The FDA has provided the Company an opportunity to submit a proposal for a mechanistic study that could potentially be considered as an alternative to another two-year rodent study. Whether such a mechanistic study will be successful in alleviating the FDA's safety concerns regarding the occurrence of brown fat proliferations, will depend on the relevance to humans of the hypotheses being tested in this study and the ultimate outcome. There can be no assurances that the FDA will accept an alternative mechanistic study that would cause the FDA to lift the partial clinical hold on the Company's phentolamine-based products or that the products will ultimately be approved for marketing. See "Part 1. Item 1. Description of Business - Business Risks - Uncertainties Related to Clinical Trial Results and FDA Approval" in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

NOTE 6  --  SUBSEQUENT EVENT

         On July 27, 2000, the Company announced that its Board of Directors had made the decision to review strategic alternatives as a result of the previously announced delays associated with the Company's lead product VASOMAX(R). The Company has engaged Deutsche Banc Alex. Brown to review strategic alternatives for the redeployment of its assets. At the same time, the Board elected to reduce cash expenditures and conserve resources as part of the redeployment strategy. Accordingly, management was instructed to immediately reduce headcount to the minimum required to maintain existing technologies and commitments during this transitional period and to implement other major cost cutting measures. As a result of this decision, sixteen full-time employees of the Company were laid-off effective July 27, 2000, leaving approximately thirteen full-time employees.

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

         Zonagen's results of operations have varied significantly from year to year and quarter to quarter, primarily due to the regulatory approval process in the United States and other foreign jurisdictions of the Company's potential products, the signing of new licenses and product development agreements, the timing of revenues recognized pursuant to license agreements, the achievement of milestones by licensees or the Company, the progress of clinical trials conducted by the licensees and the Company and the levels of research, marketing and administrative expense. The timing of the Company's revenues may not match the timing of the Company's associated product development expenses. To date, research and development expenses have generally exceeded revenue in any particular period and/or fiscal year.

          In September 1999, the Company announced that it had decreased its cash expenditures by reducing staff by fifteen full-time employees and by slowing down spending on certain of its research programs. By concentrating primarily on its lead product candidates (VASOMAX(R), Vasofem(TM) and vaccine adjuvants), the Company sought to insure that it had sufficient funds to finance these programs. Due to the continued delays in the approval of VASOMAX(R), on July 27, 2000, the Company's Board of Directors announced their decision to engage Deutsche Banc Alex. Brown to review strategic alternatives for the redeployment of its assets. At the same time, the Board elected to reduce cash expenditures and conserve resources as part of the redeployment strategy. Accordingly, management was instructed to immediately reduce headcount to the minimum required to maintain existing technologies and commitments during this transitional period and to implement other major cost cutting measures. As a result of this decision, sixteen full-time employees of the Company were laid-off, leaving thirteen full-time employees. The Company expects that as a result of these two reductions in force and the other major cost cutting measures implemented, internal spending in all areas will continue to decrease, prospectively. There can be no assurance that the FDA or other similar regulatory jurisdictions will approve VASOMAX(R) for commercial sale. See "Part
1. Item 1. Description of Business - Business Risks - Uncertainties Related to Clinical Trial Results and FDA Approval" in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999 and "Part I. Financial Information -- Item 1. Financial Statements -- Note 5 of Notes of Consolidated Financial Statements (Unaudited)" included elsewhere in this quarterly report on Form 10-Q.

         As of June 30, 2000, the Company had an accumulated deficit of $66.8 million. Losses have resulted principally from costs incurred conducting clinical trials for VASOMAX(R) and Vasofem(TM), in research and development activities related to efforts to develop the Company's products and from the associated administrative costs required to support those efforts. There can be no assurance that the Company will be able to successfully complete the transition from a development stage company to the successful introduction of commercially viable products. The ability to achieve profitability will depend, among other things, on successfully completing the development of its products in a reasonable time frame and at a reasonable cost, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others that possess such capabilities, the ability to realize value from the Company's research and development programs through the commercialization of those products and raising sufficient funds to finance its activities. There can be no assurance that profitability can be achieved or if achieved, can be sustained. See "Item 1. Description of Business -- Business Risks -- Uncertainties Related to Early Stage of Development," " -- Business Risks -- History of Operating Losses; Accumulated Deficit" in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999 and "Part I. Financial Information - Item 1. Financial Statements - Note 1 of Notes to Consolidated Financial Statements (Unaudited)" included elsewhere in this quarterly report on Form 10-Q.

IMPACT OF YEAR 2000

         The Company experienced no significant problems regarding the turn of the millennium ("Year 2000") through August 9, 2000. The Company continues follow-up activities to insure that no material issues will occur.

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

         Revenues. Total revenues remained relatively constant at $571,000 for the three month period ended June 30, 2000 as compared with $576,000 for the same period in the prior year, but decreased 8% to $1.1 million for the six month period ended June 30, 2000 as compared with $1.2 million for the same period in the prior year.

         Product royalties from sales of VASOMAX(R) in Mexico and Brazil were approximately $11,000 for the three month period ended June 30, 2000 as compared to $22,000 for the same period in the prior year and approximately $30,000 for the six month period ended June 30, 2000 as compared to $22,000 for the same period in the prior year. Schering-Plough commenced sales of VASOMAX(R) in Mexico, under the brand name Z-MAX(R), in May 1998 and in Brazil in May 1999. Under the terms of the agreements, the Company receives quarterly royalty payments based on net product sales by Schering-Plough. These quarterly payments are expected to lag current quarter sales by up to sixty days. Until VASOMAX(R) is approved for commercial sale in the United States, the Company expects royalty payments from foreign sales to be nominal.

         Interest income increased 1% to $560,000 for the three month period ended June 30, 2000 as compared with $554,000 for the same period in the prior year. The increase in the current year is attributable to rising interest rates and the prior implementation of a new investment strategy. Interest income decreased 8% to $1.1 million for the six month period ended June 30, 2000 as compared with $1.2 million for the same period in the prior year. The decrease is attributable to lower cash balances offset by rising interest rates and the implementation of a new investment strategy.

         Research and Development Expenses. Research and development ("R&D") expenses include contracted research, regulatory affairs activities and general research and development expenses. R&D expenses decreased 69% to $1.1 million for the three month period ended June 30, 2000 as compared to $3.6 million for the same period in the prior year. R&D expenses decreased 68% to $2.5 million for the six month period ended June 30, 2000 as compared to $7.9 million for the same period in the prior year.

         Contracted research expenses decreased 88% to approximately $306,000 for the three month period ended June 30, 2000 as compared with $2.5 million for the same period in the prior year and decreased 84% to approximately $890,000 for the six month period ended June 30, 2000 as compared with $5.7 million for the same period in the prior year. These decreases were due primarily to a decline in expenses associated with the clinical development of VASOMAX(R) and other phentolamine-based products. The costs associated with the development of VASOMAX(R) declined substantially subsequent to the submission of the New Drug Application ("NDA") to the Food and Drug Administration ("FDA") and the completion of a variety of drug interaction and metabolism studies, including two long-term open label clinical safety studies. During May 2000, the FDA upgraded the previously imposed clinical hold on VASOMAX(R) and Vasofem(TM) to a partial clinical hold. The Company will continue to incur costs, although at a substantially reduced level, in connection with the ongoing regulatory review of VASOMAX(R).

         General research and development expenses decreased 18% to $816,000 for the three month period ended June 30, 2000 from $1.0 million for the same period in the prior year and decreased 27% to $1.6 million for the six month period ended June 30, 2000 from $2.2 million for the same period in the prior year. These decreases are primarily due to the reductions made in personnel in the Company's toxicology and analytical labs in September 1999 due to the delay in the approval process of VASOMAX(R). This decrease was partially offset by a stay bonus program implemented in October 1999, for the remaining employees.

         General and Administrative Expenses. General and administrative expenses decreased by 22% to $731,000 for the three month period ended June 30, 2000 as compared to $940,000 for the same period in the prior year and decreased by 16% to $1.6 million for the six month period ended June 30, 2000 as compared to $1.9 million for the same period in the prior year. During September 1999, the Company implemented a cost reduction program, including a reduction in force that lowered personnel and related expense. A portion of the decrease was offset by a stay bonus program implemented in October 1999, for the remaining employees. In addition, the Company did not incur expenses in the first half of 2000 relating to hiring and relocating additional management personnel as it did during the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

         Since Inception, the Company has financed its operations primarily with proceeds from the private placements and public offerings of equity securities and with funds received under collaborative agreements. Zonagen has received a total of $20.0 million from Schering-Plough from inception of its collaboration through June 30, 2000 and has received only nominal royalty payments from the sale of VASOMAX(R) in Mexico and Brazil.

         The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses required to support those activities. Net cash of approximately $3.2 million was used in operating activities during the second quarter ended June 30, 2000 as compared to $4.7 million for the same period in the prior year. Of the $3.2 million used in the second quarter, approximately $1.6 million was used to pay outstanding accounts payable balances from 1999 and for a payment to the contract manufacturer for the final purchase of phentolamine which was agreed to by the Company on January 27, 2000. The Company had cash, cash equivalents and marketable securities of approximately $34.8 million at June 30, 2000 as compared to approximately $39.1 at December 31, 1999, and as compared to $43.1 million in cash and cash equivalents on June 30, 1999. The decreased use of cash for the quarter ended June 30, 2000 was primarily due to a reduction in contracted costs associated with the development of VASOMAX(R) upon the completion of certain clinical trials conducted in support of the VASOMAX(R) NDA submission. In addition, in August 1999, the FDA placed the Company's phentolamine-based clinical development programs on hold in the U.S. which further reduced clinical development expenses. During May 2000, the FDA upgraded the clinical status of VASOMAX(R) to a partial clinical hold. The Company spent approximately $306,000 in connection with its clinical development programs during the quarter ended June 30, 2000 as compared to $2.5 million for the same period in the prior year.

         Based on the decision to engage Deutsche Banc Alex. Brown to review strategic alternatives for the redeployment of the Company's assets and to reduce cash expenditures and conserve resources as part of the redeployment strategy, the Company believes that its existing capital resources will be sufficient to fund its operations through at least the next several years. The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's clinical and preclinical activities; the progress of the Company's collaborative agreements with affiliates of Schering-Plough or any future collaborators and costs associated with any of those collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of VASOMAX(R) and the Company's other products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful.

         There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock. See "Item 1. Description of Business -- Business Risks" in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

                           PART II - OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of the Company's Stockholders was held on May 23, 2000 to consider and vote upon the following proposals:

              (i) Election of Directors. The following individuals were nominated and elected as directors, with the following number of shares voted for and withheld with respect to each director.

                                                     For            Withheld
                                                  ---------        ---------
                     Martin P. Sutter             8,504,371        1,323,333
                     Joseph S. Podolski           9,696,338          131,366
                     Steven Blasnik               8,508,151        1,319,553
                     Jeffrey M. Jonas, M.D.       8,520,245        1,307,459
                     Timothy McInerney            8,817,127        1,010,577

              (ii)   Approval of the Company's 2000 Employee Stock Purchase Plan

                         For 5,072,243     Against   259,597     Abstain 92,861

              (iii) Approval of the Company's 2000 Non-Employee Directors' Stock Option Plan

                         For 3,744,689     Against 1,611,675     Abstain 68,337

              (iv) Approval of the appointment of Arthur Andersen LLP as the Company's independent public accountants for 2000

                         For 9,713,055     Against    74,523     Abstain 40,126

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              a.       Exhibits

              Exhibit No.     Identification of Exhibit
              ----------      -------------------------
                 10.1         2000 Non-Employee Directors' Stock Option Plan
                              (incorporated by reference to Appendix A to the Company's Proxy Statement filed on April 26, 2000)

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


                                          ZONAGEN, INC.


Date:  August 11, 2000
                                          By:  /s/ Joseph S. Podolski
                                             -----------------------------------
                                                   Joseph S. Podolski
                                                   President and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

Date:  August 11, 2000
                                          By:  /s/ Louis Ploth, Jr.
                                             -----------------------------------
                                                   Louis Ploth, Jr.
                                                   Vice President Finance
                                                   (Principal Financial and
                                                   Accounting Officer)

                                  EXHIBIT INDEX

              Exhibit No.     Identification of Exhibit
              ----------      -------------------------
                 10.1         2000 Non-Employee Directors' Stock Option Plan
                              (incorporated by reference to Appendix A to the Company's Proxy Statement filed on April 26, 2000)

                 11.1         Statement Regarding Computation of Net Loss Per
                              Share

                 27.1         Financial Data Schedule