Form 10-Q
period 2000-09-30
ZONAGEN INC
filed 2000-11-14
CIK 897075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                       or

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 10, 2000 there were outstanding 11,316,632 shares of Common Stock, par value $.001 per share, of the Registrant.

                                  ZONAGEN, INC.
                          (A development stage company)

                    For the Quarter Ended September 30, 2000

                                      INDEX

                                                                                                       PAGE
                                                                                                       ----
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS                                                             3

PART I.  FINANCIAL INFORMATION                                                                           4

Item 1.  Financial Statements

         Consolidated Balance Sheets:  September 30, 2000 (Unaudited)
         and December 31, 1999                                                                           5

         Consolidated Statements of Operations:  For the three months ended
         September 30, 2000 and 1999, nine months ended September 30, 2000 and 1999
         and from Inception (August 20, 1987) through September 30, 2000 (Unaudited)                     6

         Consolidated Statements of Cash Flows: For the three months ended
         September 30, 2000 and 1999, nine months ended September 30, 2000 and 1999
         and from Inception (August 20, 1987) through September 30, 2000 (Unaudited)                     7

         Notes to Consolidated Financial Statements                                                      8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                      12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                     17

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                               18

SIGNATURES                                                                                              19

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

         The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                     2000             1999
                                                                 -------------    -------------
                                                                  (unaudited)
                                ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                   $      10,397    $       4,106
     Marketable securities - short term                                 16,971           31,146
     Product inventory                                                   4,525            4,003
     Prepaid expenses and other current assets                           1,023              800
                                                                 -------------    -------------
              Total current assets                                      32,916           40,055
LAB EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS, net                   614              852
MARKETABLE SECURITIES - LONG TERM                                        6,022            3,884
OTHER ASSETS, net                                                        1,633            1,496
                                                                 -------------    -------------
              Total assets                                       $      41,185    $      46,287
                                                                 =============    =============

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                            $       2,438    $       3,561
     Accrued expenses                                                      873              976
                                                                 -------------    -------------
              Total current liabilities                                  3,311            4,537
                                                                 -------------    -------------
STOCKHOLDERS' EQUITY
     Undesignated Preferred Stock, $.001 par value, 5,000,000
          shares authorized, none issued and outstanding                  --               --
     Common Stock, $.001 par value, 20,000,000 shares
          authorized, 11,731,932 and 11,681,324 shares issued,
          respectively; 11,316,632 and 11,266,024  shares
          outstanding, respectively                                         12               12
     Additional paid-in capital                                        113,754          113,564
     Deferred compensation                                                (322)            (490)
     Cost of treasury stock, 415,300 shares                             (7,484)          (7,484)
     Deficit accumulated during the development stage                  (68,086)         (63,852)
                                                                 -------------    -------------
              Total stockholders' equity                                37,874           41,750
                                                                 -------------    -------------
              Total liabilities and stockholders' equity         $      41,185    $      46,287
                                                                 =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (unaudited and in thousands except per share amounts)


                                                                                                                       FROM
                                                                                                                     INCEPTION
                                                                                                                    (AUGUST 20,
                                                                                                                       1987)
                                              THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,      THROUGH
                                              --------------------------------   -------------------------------   SEPTEMBER 30,
                                                  2000               1999            2000              1999            2000
                                              -------------      -------------   -------------     -------------   -------------
REVENUES
        Licensing fees                        $          --      $          --   $          --     $          --   $      20,250
        Product royalties                                35                182              65               204             470
        Interest income                                 582                425           1,702             1,607           9,930
                                              -------------      -------------   -------------     -------------   -------------
              Total revenues                            617                607           1,767             1,811          30,650
EXPENSES
        Research and development                      1,179              2,094           3,698            10,007          79,383
        General and administrative                      732                692           2,303             2,565          18,076
        Interest expense and amortization
             of intangibles                              --                 --              --                 8             388
                                              -------------      -------------   -------------     -------------   -------------
              Total expenses                          1,911              2,786           6,001            12,580          97,847
                                              -------------      -------------   -------------     -------------   -------------

Loss from continuing operations                      (1,294)            (2,179)         (4,234)          (10,769)        (67,197)
Income (loss) from discontinued operations               --                 --              --                59          (1,828)
Gain on disposal                                         --                 --              --             1,014             939
                                              -------------      -------------   -------------     -------------   -------------
NET LOSS                                      $      (1,294)     $      (2,179)  $      (4,234)    $      (9,696)  $     (68,086)
                                              =============      =============   =============     =============   =============

Income (loss) per share - basic and diluted:
Loss from continuing operations               $       (0.11)     $       (0.19)  $       (0.37)    $       (0.96)
Income from discontinued operations                      --                 --              --              0.01
Gain on disposal                                         --                 --              --              0.09
                                              -------------      -------------   -------------     -------------
NET LOSS                                      $       (0.11)     $       (0.19)  $       (0.37)    $       (0.86)
                                              =============      =============   =============     =============


Shares used in income (loss) per share
     calculation:
        Basic                                        11,316             11,264          11,298            11,236
        Diluted                                      11,316             11,264          11,298            11,236


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                                                                          FROM
                                                                                                                        INCEPTION
                                                                   THREE MONTHS                  NINE MONTHS           (AUGUST 20,
                                                                      ENDED                         ENDED                 1987)
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,            THROUGH
                                                          ----------------------------  ----------------------------  SEPTEMBER 30,
                                                               2000          1999           2000           1999           2000
                                                          -------------  -------------  -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $      (1,294) $      (2,179) $      (4,234) $      (9,696) $     (68,086)
Gain on disposal of discontinued operations                          --             --             --         (1,014)          (939)
Adjustments to reconcile net loss to net cash
used in operating activities:
        Noncash financing costs                                      --             --             --             --            316
        Depreciation and amortization                                79             85            352            337          2,715
        Noncash expenses related to stock-based
             transactions                                           100             60            242            181          2,039
        Common stock issued for agreement not to
             compete                                                 --             --             --             --            200
        Series B Preferred Stock issued for consulting
             services                                                --             --             --             --             18
Changes in operating assets and liabilities
(net effects of purchase of businesses in 1988 and 1994):
        (Increase) decrease in receivables                           --             --             --            (85)          (199)
        (Increase) decrease in inventory                             --              1           (523)           325         (4,556)
        (Increase) decrease in prepaid expenses and other
             current assets                                          14             65           (223)           (42)          (908)
        (Decrease) increase in accounts payable and
             accrued expenses                                      (207)           (69)        (1,225)        (2,230)         3,189
                                                          -------------  -------------  -------------  -------------  -------------
Net cash used in operating activities                            (1,308)        (2,037)        (5,611)       (12,224)       (66,211)

CASH FLOWS FROM INVESTING ACTIVITIES
        (Purchases) maturities of marketable securities           7,198        (38,009)        12,038        (38,009)       (22,992)
        Capital expenditures                                        (14)           (71)           (57)          (328)        (2,218)
        Purchase of technology rights and other assets              (48)           (42)          (195)          (455)        (1,795)
        Cash acquired in purchase of FTI                             --             --             --             --              3
        Proceeds from sale of subsidiary, less
             $12,345 for operating losses during
             1990 phase-out period                                   --             --             --             --            138
        Proceeds from sale of the assets of Fertility
             Technologies, Inc., subsidiary                          --             --             --          2,250          2,250
        Increase in net assets held for disposal                     --             --             --             --           (213)
                                                          -------------  -------------  -------------  -------------  -------------
Net cash provided by (used in) investing activities               7,136        (38,122)        11,786        (36,542)       (24,827)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of common stock                        4              3            116             76         84,124
        Proceeds from issuance of preferred stock                    --             --             --             --         23,688
        Purchase of treasury stock                                   --             --             --             --         (7,484)
        Proceeds from issuance of notes payable                      --             --             --             --          2,839
        Principal payments on notes payable                          --             --             --             (1)        (1,732)
                                                          -------------  -------------  -------------  -------------  -------------
Net cash provided by financing activities                             4              3            116             75        101,435
                                                          -------------  -------------  -------------  -------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              5,832        (40,156)         6,291        (48,691)        10,397
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  4,565         43,105          4,106         51,640             --
                                                          -------------  -------------  -------------  -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $      10,397  $       2,949  $      10,397  $       2,949  $      10,397
                                                          =============  =============  =============  =============  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
        Reduction of debt due to final payment, in stock,
             of FTI Acquisition                           $          --  $          --  $          --  $          --  $          94

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

NOTE 1 -- ORGANIZATION AND OPERATIONS

         Zonagen, Inc., a Delaware corporation, (together with its wholly owned subsidiary, Fertility Technologies, Inc. ("FTI"), the "Company" or "Zonagen"), was organized on August 20, 1987 ("Inception"), and is a biopharmaceutical company engaged in the development of pharmaceutical products for the reproductive system, including sexual dysfunction, vaccine adjuvants, fertility and female health as well as urological applications, specifically prostate cancer. Until the sale of substantially all the assets of FTI in March 1999, Zonagen also sold devices, instruments and supplies to fertility specialists, obstetricians and gynecologists. From Inception through September 30, 2000, the Company has been primarily engaged in research and development and clinical development and is still in a development stage.

         In July 2000, the Company implemented a cost reduction program involving a significant headcount reduction and other major cost cutting measures. The Company released eighteen full-time employees, including some members of upper management, which resulted in additional expenses of approximately $500,000 in the third quarter ended September 30, 2000. These expenses include an early pay-out from a stay bonus program that was implemented after the reduction in staff that occurred in September 1999, severance packages and other related expenses. Also in July 2000, the Company announced that its Board of Directors had made the decision to review strategic alternatives as a result of the previously announced delays associated with the Company's lead product VASOMAX(R). The Company has engaged Deutsche Banc Alex. Brown to review strategic alternatives for the redeployment of its assets. This review is still in process.

         Based on the decision to engage Deutsche Banc Alex. Brown to review strategic alternatives for the redeployment of the Company's assets, the Company anticipates a future lay-off and will incur costs relating to severance packages and other related expenses. The lay-off will include a pay-out from a stay bonus program that was implemented after the reduction in staff that occurred in September 1999.

         The Company has experienced negative cash flows from operations since its Inception and has funded its activities to date primarily from equity financings and corporate collaborations. Substantial funds will be required to continue the Company's research and development programs, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if appropriate, if the U.S. Food and Drug Administration ("FDA") or other regulatory approvals are obtained. Based on the reduction in force and other major cost cutting measures effected in July 2000, the Company believes that its existing capital resources will be sufficient to fund its operations for at least the next several years. See "Item 1. Description of Business -- Business Risks" in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999.

NOTE 2 -- NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101) which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective the fourth fiscal quarter of the fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." We are currently in the process of evaluating what impact SAB 101 will have on our financial position or our results of operations.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

NOTE 3  --  MARKETABLE SECURITIES-SHORT AND LONG TERM

         Short term marketable securities have a remaining maturity of less than twelve months and long term marketable securities have a remaining maturity of greater than twelve months. All investments are stated at amortized cost. Marketable securities-short term were approximately $17.0 million and marketable securities-long term were approximately $6.0 million as of September 30, 2000, totaling $23.0 million as compared to marketable securities-short term of $31.1 million and marketable securities-long term of $3.9 million at December 31, 1999, totaling $35.0 million. In prior years, the Company invested only in 30-day commercial paper. The Company now invests excess funds in longer maturities to secure a higher yield. These investments include corporate bonds and notes, Euro-dollar bonds and asset-backed securities. The Company's policy is to hold investments to maturity, to require minimum credit ratings of A1/P1 and A2/A and to make no investments with maturities more than three years. The average life of the investment portfolio may not exceed 24 months.

NOTE 4  --  PRODUCT INVENTORY

         The Company maintains an inventory of bulk phentolamine mesylate which is the active ingredient in VASOMAX(R), the Company's oral treatment for male erectile dysfunction ("MED"). As of September 30, 2000, the cost of this bulk raw material inventory on hand was approximately $4.5 million as compared to approximately $4.0 million at December 31, 1999. The Company believes that its phentolamine mesylate inventory shelf life will be sufficient until the product launch date.

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

NOTE 5  --  STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

         Over the related vesting periods, the Company records and amortizes deferred non-cash compensation representing the difference between the exercise price of options granted and the deemed fair market value of the Common Stock at the time of grant.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

         On May 23, 2000, the shareholders approved the Company's 2000 Non-Employee Directors' Stock Option Plan (the "2000 Director Plan") to provide for the automatic grant of options to purchase shares of Common Stock to the Company's non-employee directors. With the adoption of the 2000 Director Plan, the Board terminated the 1996 Director Plan; however, any previously granted options under the terminated 1996 Director Plan shall continue in force unaffected by such action. As a result of the approval of the 2000 Director Plan, on May 23, 2000 the Company granted an initial grant of options to directors, totaling 170,000 shares of Common Stock at an exercise price of $3.25 which was the closing price on the date of grant. Also, during the month of June 2000, under the Company's 2000 Director Plan, the Company provided an initial stock option grant for 40,000 shares of Common Stock, to a newly elected Director, at an exercise price of $3.375 which was the closing price on the date of grant.

         On May 23, 2000, the shareholders also approved the Company's 2000 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan provides the Company's employees with an opportunity to purchase Common Stock through accumulated payroll deductions. A total of 150,000 shares of Common Stock has been reserved for issuance under the Purchase Plan through December 2000. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan on the first day of each year, beginning January 1, 2001, in an amount equal to 50,000 shares. The initial offering period began July 1, 2000.

         On September 29, 2000, the Company granted certain of its remaining employees, 87,000 options to purchase common stock at an exercise price of $3.469 which was the closing price on the day of grant. These options vest upon the earlier of the completion of a strategic alternative transaction or one year from the date of grant. In addition, the Company also provided one director with an option to purchase 577 shares of common stock at an exercise price of $3.469, which was the closing price on the day of grant. These options were granted to the director as compensation for Board of Directors' services provided to the Company.

NOTE 6 --  LICENSE, RESEARCH AND DEVELOPMENT AGREEMENT

Schering-Plough Corporation

         In November 1997, the Company entered into exclusive license agreements with affiliates of Schering-Plough Corporation, a U.S.-based pharmaceutical company (including such affiliates, "Schering-Plough"), with respect to the Company's VASOMAX(R) product for the treatment of MED. Zonagen has received a total of $20.0 million from Schering-Plough from inception of the collaboration through September 30, 2000. The Company could receive

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

up to an additional $37.5 million in milestone payments, which are tied to the receipt of regulatory approvals for VASOMAX(R) in major developed country jurisdictions. In addition, under the terms of the agreements, the Company receives quarterly royalty payments based on net product sales by Schering-Plough. These quarterly payments are expected to lag current quarter sales by up to sixty days. The Schering-Plough agreements provide for Zonagen to receive escalating royalty payments based on increasing product sales levels. Until VASOMAX(R) is approved for commercial sale in the United States or other major territories, the Company expects royalty payments to be nominal. There can be no assurance that VASOMAX(R) will be approved in the U.S. or any other jurisdiction or that Schering-Plough will achieve sales levels that result in escalating royalty payments.

         As provided for in the Schering-Plough agreements, royalty rates payable are substantially reduced on VASOMAX(R) sales in a territory where the Company has not met a certain business criterion called for in the agreements. Currently, the Company has met this business criterion in Mexico but has not met it in Brazil, the two jurisdictions where the product is currently being sold. In addition, until this business criterion is met, royalties may be substantially reduced, if during any calendar quarter, unit sales of orally administered phentolamine-based products for MED by competitors in this territory exceed certain specified market shares.

         Under the terms of the Schering-Plough agreements, Schering-Plough has broad discretion as to whether or not to continue the collaboration with Zonagen. As discussed earlier, Zonagen is currently seeking strategic alternatives that could materially alter the current management or ownership structure of Zonagen. There can be no assurance that Schering-Plough will accept any such potential structure. If Schering-Plough is not satisfied with such structure, they may decide at that time to terminate their agreements with the Company. Such decision, or any decision by Schering-Plough to terminate such agreements, could materially and adversely affect Zonagen.

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

         Zonagen's results of operations have varied significantly from year to year and quarter to quarter, primarily due to the regulatory approval process in the United States and other foreign jurisdictions of the Company's potential products, the signing of new licenses and product development agreements, the timing of revenues recognized pursuant to license agreements, the achievement of milestones by licensees or the Company, the progress of clinical trials conducted by the licensees and the Company and the levels of research, marketing and administrative expenses. The timing of the Company's revenues may not match the timing of the Company's associated product development expenses. To date, research and development expenses have generally exceeded revenue in any particular period.

         In September 1999, the Company announced that it had decreased its cash expenditures by reducing staff by fifteen full-time employees and by slowing down spending on certain of its research programs. By concentrating primarily on its lead product candidates (VASOMAX(R), Vasofem(TM) and vaccine adjuvants), the Company sought to insure that it had sufficient funds to finance these programs. Due to the continued delays in the approval of VASOMAX(R), in July 2000, the Company's Board of Directors announced their decision to engage Deutsche Banc Alex. Brown to review strategic alternatives for the redeployment of its assets. At the same time, the Company implemented other major cost cutting measures, resulting in eighteen full-time employees of the Company being laid-off during the third quarter ended September 30, 2000. The Company recognized an incremental expense of approximately $500,000 relating to that reduction in staff. The Company expects that as a result of these two reductions in force and the other major cost cutting measures implemented, internal spending in all areas will continue to decrease, prospectively. If the Company completes a strategic alternative transaction, the Company anticipates that additional expenses will be incurred relating to an additional reduction in staff.

         In August 1999, the Company announced the preliminary finding of brown fat proliferations in a small percentage of rats, in a two-year phentolamine-mesylate carcinogenicity study. Consequently, the FDA placed both VASOMAX(R) and Vasofem(TM), which both contain phentolamine-mesylate as its active ingredient, on clinical hold in the U.S. until the final report on the data from the two-year study could be submitted, reviewed and assessed by the FDA. At the time the clinical holds were imposed, the FDA did allow Schering-Plough to complete the ongoing human study of VASOMAX(R). On April 18, 2000, the Company announced that it had submitted the final results of the two-year rat study. On May 16, 2000, the Company announced that it had been notified by the FDA that an additional two year animal study would be required before the FDA would consider VASOMAX(R) for approval, but the FDA also informed the Company that the status of the VASOMAX(R) IND had been upgraded from a complete to a partial clinical hold. Additional human studies of VASOMAX(R) for the treatment of male erectile dysfunction may be conducted in the U.S., but must be limited to a duration of no more than three months and the total number of doses may not exceed three per week. On August 14, 2000 the Company announced that the Medicines Control Agency in the United Kingdom, which had previously placed VASOMAX(R) on clinical hold, had completely lifted its clinical hold on VASOMAX(R), because it felt that the drug did not represent a significant carcinogenic risk to man. On September 7, 2000 the Company announced that it had been notified by the FDA that a shorter mechanistic study of brown fat proliferation may be submitted in lieu of an additional two year rodent study. On October 2, 2000 the Company announced that it had elected to conduct such a mechanistic study. Whether such a mechanistic study will be successful in alleviating the FDA's safety concerns regarding the occurrence of brown fat proliferations, will depend on the relevance to humans of the hypotheses being tested and the ultimate outcome of the study.

         There can be no assurances that the FDA will accept the data generated from an alternative mechanistic study as adequate to lift the partial clinical hold on the Company's phentolamine-mesylate based products or that the products will ultimately be approved for marketing. Additionally, there can be no assurance that the FDA or other similar regulatory authorities will approve VASOMAX(R) for commercial sale. See "Part 1. Item 1. Description of Business - Business Risks - Uncertainties Related to Clinical Trial Results and FDA Approval" in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999 and "Part I. Financial Information - Item 1. Financial Statements - Note 6 of Notes to Consolidated Financial Statements (Unaudited)" included elsewhere in this quarterly report on Form 10-Q.

         As of September 30, 2000, the Company had an accumulated deficit of $68.1 million. Losses have resulted principally from costs incurred conducting clinical trials for VASOMAX(R) and Vasofem(TM), in research and development activities related to efforts to develop the Company's products and from the associated administrative costs required to support those efforts. There can be no assurance that the Company will be able to successfully complete the transition from a development stage company to the successful introduction of commercially viable products. The ability to achieve profitability will depend, among other things, on successfully completing the development of its products in a reasonable time frame and at a reasonable cost, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others that possess such capabilities, the ability to realize value from the Company's research and development programs through the commercialization of those products and raising sufficient funds to finance its activities. There can be no assurance that profitability can be achieved or if achieved, can be sustained. See "Item 1. Description of Business -- Business Risks -- Uncertainties Related to Early Stage of Development," " -- Business Risks -- History of Operating Losses; Accumulated Deficit" in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999 and "Part
I. Financial Information - Item 1. Financial Statements - Note 1 of Notes to Consolidated Financial Statements (Unaudited)" included elsewhere in this quarterly report on Form 10-Q.

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

         Revenues. Total revenues remained relatively constant at $617,000 for the three month period ended September 30, 2000 as compared with $607,000 for the same period in the prior year and were approximately $1.8 million for both the nine month period ended September 30, 2000 and for the same period in the prior year.

         Product royalties from sales of VASOMAX(R) in Mexico and Brazil were approximately $35,000 for the three month period ended September 30, 2000 as compared to $182,000 for the same period in the prior year and approximately $65,000 for the nine month period ended September 30, 2000 as compared to $204,000 for the same period in the prior year. Product royalties for the three and nine month periods ended September 30, 2000 included initial pipeline filling of VASOMAX(R) in Brazil. Schering-Plough commenced sales of VASOMAX(R) in Mexico, under the brand name Z-MAX(R), in May 1998 and in Brazil in May 1999. Under the terms of the agreements, the Company receives quarterly royalty payments based on net product sales by Schering-Plough. These quarterly payments are expected to lag current quarter sales by up to sixty days. Until VASOMAX(R) is approved for commercial sale in the United States or other major territories, the Company expects royalty payments to be nominal.

         Interest income increased 37% to $582,000 for the three month period ended September 30, 2000 as compared with $425,000 for the same period in the prior year. Interest income increased 6% to $1.7 million for the nine month period ended September 30, 2000 as compared with $1.6 million for the same period in the prior year. The increase is attributable to rising interest rates and the implementation of a new investment strategy offset by lower cash balances.

         Research and Development Expenses. Research and development ("R&D") expenses include contracted clinical development ("Contract R&D") and internal clinical development and general internal research and development expenses ("Internal R&D"). R&D expenses decreased 44% to $1.2 million for the three month period ended September 30, 2000 as compared to $2.1 million for the same period in the prior year. R&D expenses decreased 63% to $3.7 million for the nine month period ended September 30, 2000 as compared to $10.0 million for the same period in the prior year. During the quarter ended September 30, 2000, the Company incurred a $270,000 charge relating to the employee staff reduction.

         Contract R&D expenses decreased 62% to approximately $381,000 for the three month period ended September 30, 2000 as compared with $1.0 million for the same period in the prior year and decreased 81% to approximately $1.3 million for the nine month period ended September 30, 2000 as compared with $6.7 million for the same period in the prior year. These decreases were due primarily to a decline in expenses associated with the contracted clinical development of VASOMAX(R) and other phentolamine-based products. The costs associated with the development of VASOMAX(R) declined substantially subsequent to the submission of the New Drug Application ("NDA") to the Food and Drug Administration ("FDA") and the completion of a variety of drug interaction and metabolism studies, including two long-term open label clinical safety studies. The Company will continue to incur costs, although at a substantially reduced level, in connection with the ongoing regulatory review of VASOMAX(R).

         Internal R&D expenses decreased 27% to $799,000 for the three month period ended September 30, 2000 from $1.1 million for the same period in the prior year and decreased 27% to $2.4 million for the nine month period ended September 30, 2000 from $3.3 million for the same period in the prior year. These decreases are primarily due to the reductions made in personnel in the Company's toxicology and analytical labs in September 1999 due to the delay in the approval process of VASOMAX(R). This decrease was partially offset by a stay bonus program implemented in October 1999, for the remaining employees.

         General and Administrative Expenses. General and administrative expenses increased by 6% to $732,000 for the three month period ended September 30, 2000 as compared to $692,000 for the same period in the prior year and decreased by 10% to $2.3 million for the nine month period ended September 30, 2000 as compared to $2.6 million for the same period in the prior year. Both the three and nine month periods ended September 30, 2000 include a charge of $230,000 for the reduction in employees during the third quarter ended September 30, 2000. Net expenses decreased in both the three and nine month periods ended September 30, 2000. During September 1999, the Company implemented a cost reduction program, including a reduction in force that lowered personnel and related expense. A portion of the decrease was offset by a stay bonus program implemented in October 1999, for the remaining employees. In addition, the Company did not incur expenses during the nine month period ended September 30, 2000 relating to hiring and relocating additional management personnel as it did during the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

         Since Inception, the Company has financed its operations primarily with proceeds from the private placements and public offerings of equity securities and with funds received under collaborative agreements. Zonagen has received a total of $20.0 million from Schering-Plough from inception of its collaboration through September 30, 2000 and has received only nominal royalty payments from the sale of VASOMAX(R) in Mexico and Brazil.

         The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses required to support those activities. Net cash of approximately $1.3 million was used in operating activities during the three month period ended September 30, 2000 as compared to $2.0 million for the same period in the prior year. Of the $1.3 million used in the third quarter, approximately $670,000 was used to pay for severance packages, early payment of employee stay bonuses that would be due in January 2001 and other expenses associated with the Company's reduction of 18 full-time employees during the third quarter ended September 30, 2000. The Company had cash, cash equivalents and marketable securities of approximately $33.4 million at September 30, 2000 as compared to approximately $39.1 million at December 31, 1999, and as compared to $41.0 million in cash and cash equivalents on September 30, 1999. The decreased use of cash for the quarter ended September 30, 2000 was primarily due to a reduction in contracted costs associated with the development of VASOMAX(R) upon the completion of certain clinical trials conducted in support of the VASOMAX(R) NDA submission. In addition, in August 1999, the FDA placed the Company's phentolamine-based clinical development programs on hold in the U.S. which further reduced clinical development expenses in the three and nine month periods ended September 30, 2000. The Company spent approximately $381,000 in connection with its clinical development programs during the quarter ended September 30, 2000 as compared to $1.0 million for the same period in the prior year. The Company is obligated to pay approximately $270,000 in stay bonuses in January 2001 to employees that were granted stay bonuses in October 1999 after the September 1999 employee staff reduction.

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


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a.  Exhibits

                Exhibit No.   Identification of Exhibit
                -----------   -------------------------

                11.1          Statement Regarding Computation of Net Loss Per
                              Share

                27.1          Financial Data Schedule

            b.  Reports on Form 8-K

                (1) Current Report on Form 8-K dated August 8, 2000 reporting under Item 5.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ZONAGEN, INC.


Date:  November 14, 2000
                                By: /s/ Joseph S. Podolski
                                   ---------------------------------------------
                                    Joseph S. Podolski
                                    President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Date:  November 14, 2000
                                By: /s/ Louis Ploth, Jr.
                                   ---------------------------------------------
                                    Louis Ploth, Jr.
                                    Vice President Finance
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.       Identification of Exhibit
-----------       -------------------------
  11.1            Statement Regarding Computation of Net Loss Per Share

  27.1            Financial Data Schedule