Form 10-K
period 2000-12-31
ZONAGEN INC
filed 2001-04-02
CIK 897075

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K
               [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM       TO
                           COMMISSION FILE NO. 0-21198

                                   ----------

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
  Common Stock, $.001 par value                      Pacific Exchange, Inc.
Rights to purchase Series One Junior                 Pacific Exchange, Inc.
    Participating Preferred Stock

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                            NAME OF EACH
       TITLE OF EACH CLASS                          EXCHANGE ON WHICH REGISTERED
       -------------------                          ----------------------------
  Common Stock, $.001 par value                        Nasdaq National Market
Rights to purchase Series One Junior                   Nasdaq National Market
    Participating Preferred Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $28,401,995 as of March 20, 2001, based on the closing sales price of the registrant's common stock on the Nasdaq National Market on such date of $2.75 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the shares of the registrant's common stock are assumed to be affiliates. As of March 20, 2001, 11,331,120 shares of the registrant's common stock were outstanding.



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

         The Company has incurred several delays relating to the regulatory approval of its lead product VASOMAX(R), which is being developed for the treatment of male erectile dysfunction ("MED"). In August 1999, the Food and Drug Administration ("FDA") placed the Company's phentolamine mesylate (phentolamine) based products which include both VASOMAX(R) and Vasofem(TM) on clinical hold in the U.S. based on a finding of brown fat proliferations in a two-year rat study. However, the FDA allowed Schering-Plough Corporation ("Schering-Plough") to complete an ongoing human study of VASOMAX(R) that was already underway. In addition, the Medicines Control Agency ("MCA") followed the FDA's lead in placing any further studies of phentolamine on clinical hold. In May 2000 the FDA upgraded the status of VASOMAX(R) to a partial clinical hold pending additional animal data and in August 2000 the MCA lifted the clinical hold on phentolamine in the United Kingdom. In October 2000 the FDA allowed Zonagen to conduct a mechanistic study to address their concerns regarding the brown fat findings in the earlier study. Zonagen believes that having the U.S. partial clinical hold lifted is an important factor in the approval process for VASOMAX(R) in the U.S. As a result of these delays, in July 2000 the Company's Board of Directors elected to engage Deutsche Banc Alex. Brown to review the Company's strategic alternatives for redeploying its assets. At that time, the Board also elected to reduce cash expenditures and conserve resources as part of the redeployment strategy. As a result of this decision, Zonagen pared headcount to the minimum required to maintain existing technologies and commitments and laid-off more than one half of the Company's employees. Currently, the Company has 11 full-time employees, of which 6 are engaged in research, development, clinical research and regulatory affairs and 5 are engaged in finance, business development, administration and facility maintenance. Due to the July 2000 reductions in employee headcount and cash expenditures, the Company has substantially reduced its research and development, clinical and regulatory and corporate activities.

         Zonagen's lead product, VASOMAX(R), is a rapidly disintegrating oral formulation of phentolamine for the treatment of MED. See "-- Products in Development -- Sexual Dysfunction -- VASOMAX(R) -- Male Erectile Dysfunction." Vasofem(TM) is being developed by the Company to treat female sexual dysfunction ("FSD"), an area of rapidly increasing interest and knowledge. Bimexes(TM) is a second generation, multi-component oral therapy for MED that acts on multiple physiological pathways, each impacting erectile function. Influencing multiple pathways simultaneously may yield an improved erectile response with fewer side effects in some men. Zonagen is also working on ERxin(TM), a multi-component injectable product to treat severe MED. All of Zonagen's sexual dysfunction products incorporate phentolamine, an alpha-adrenergic blocker, as the active agent.

         In 1997, Zonagen entered into an exclusive worldwide sales and marketing agreement with Schering-Plough for VASOMAX(R). This agreement gives Schering-Plough certain rights relating to certain of the Company's other phentolamine based products. See " -- Collaborative and Licensing Agreements -- Schering-Plough Corporation."

         Zonagen is developing a new class of compounds in-licensed from the National Institutes of Health ("NIH") that target several indications for significant female health opportunities. The initial focus for the compounds will be endometriosis and uterine fibroids. In August of 2000 the Company was awarded a Phase I, Small Business Innovative Research ("SBIR") grant in the amount of $114,185 to study these new compounds for the treatment of endometriosis.

         The Company is developing two therapeutic vaccine products to prevent contraception by stimulating an immune response. One of these vaccines targets the zona pellucida, the extracellular matrix that surrounds all mammalian eggs. In December of 2000 Zonagen entered into a option agreement with American Home Products for the development of this vaccine.

         Also under development is Contrel(TM), a chitosan-based product that is being evaluated for use as a vaginal anti-infective. In August of 2000 Zonagen was awarded a Phase I, SBIR grant in the amount of $96,843 to research enhanced efficacy of new formulations of alpha-interferon for the treatment of genital herpes.

         In the urology area, Zonagen is testing two different vaccines for the treatment of prostate cancer. One seeks to treat hormone-independent tumors; the other targets hormone-dependent tumors.

         Zonagen is collaborating with a number of vaccine companies that are testing the Company's chitosan based adjuvants for use with their vaccines. These agents have been developed to amplify immune responses elicited by vaccines. Test results using these adjuvants indicate that they may be superior to traditional, alum-based products. See " -- Business Risks -- Uncertainties Related to Clinical Trial Results and FDA Approval."

SEXUAL DYSFUNCTION

         Sexual dysfunction is a widespread health problem for both sexes. Studies have reported that more than 50 percent of men over 40 years of age suffer from MED. Approximately 45 percent of all sexually active women suffer from FSD, according to another recent study.

Male Erectile Dysfunction

         In healthy men, an erection is a vascular response that is mediated by a complex series of events triggered by sexual stimulation. In the flaccid state, the muscles of the penis are contracted. When sexually stimulated, the brain sends signals carried by neurotransmitters, or chemical stimuli, that cause the muscles in the penis to relax. The resulting bloodflow engorges the penis, causing an erection.

         MED, or male impotence, has historically been defined as the persistent inability to attain and maintain an erection adequate to permit satisfactory sexual performance.

         The Massachusetts Male Aging Study ("MMA Study"), published in the Journal of Urology in 1994, was the first large study to demonstrate that MED is a major lifestyle concern. The MMA Study found that 52 percent of the men studied between the ages of 40 and 70 suffered from MED, suggesting that over 22 million American men in that age category currently suffer from MED. More than 50 percent of those afflicted were characterized as having mild to moderate dysfunction.

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

         The primary variable as to the severity of the MED condition is the percentage of smooth muscle remaining in the penis. As men age, blood flow to the penis typically declines causing the normal structure of the penis to change; smooth muscle is replaced with fibrous tissue that cannot expand sufficiently to initiate and to maintain an erection. In men, as smooth muscle is lost, MED worsens. For approximately 50 percent of the afflicted population, sufficient smooth muscle remains for oral therapies such as VASOMAX(R) or Viagra(R) to provide clinical benefit. As the condition in men worsens and the percentage of smooth muscle drops, direct administration of vaso-active drugs injected into the penis is required to restore penile function. Roughly 30 percent of men with MED require penile injections in order to achieve a rigid erection. In the most severe cases, penile implants are required.

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

         Despite its prevalence, the understanding of FSD is not nearly as advanced as its male counterpart. Treatment for FSD has traditionally involved psychological intervention or Hormone Replacement Therapy ("HRT"). A recent upsurge in interest has led to a better understanding of female sexual anatomy. The success of vaso-active drug therapy for men has accelerated the development of similar therapies that increase bloodflow to the genitalia.

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

         To promote the study and understanding of FSAD, Zonagen, in conjunction with Bayer AG, has developed the Female Sexual Function Index ("FSFI"). The FSFI is designed to assist in the evaluation and treatment of FSAD, one of the specific categories of FSD that is difficult to clinically diagnose. The FSFI is a brief questionnaire that evaluates sexual function in women, similar to the manner in which the IIEF is used for the study of MED. This instrument was developed for use in clinical trials to assess different aspects of female sexual function, such as sexual arousal, orgasm, satisfaction and pain. The FSFI was tested in two groups of women, one of which included subjects with FSAD as determined by sexual history and the other included normal control subjects. The test results validated the FSFI by demonstrating sufficient psychometric properties. The FSFI sensitively and reliably differentiated between these two groups of women on all aspects of sexual function. This index has been published in The Journal of Sex and Marital Therapy.

PRODUCTS IN DEVELOPMENT

Sexual Dysfunction

         The products being developed to treat sexual dysfunction are the Company's most advanced in terms of clinical development. All of these products have been tested in humans, though each is at a different stage of development.

VASOMAX(R) -  Male Erectile Dysfunction

         VASOMAX(R) is an oral therapy for MED that delivers the active ingredient, phentolamine, via a rapidly disintegrating formulation. VASOMAX(R) is a vasodilator that blocks the alpha-adrenergic receptors for a relatively short duration, leading to smooth muscle relaxation and increased blood flow to the penis, enhancing the ability to achieve an erection. Phentolamine has been approved by the FDA for the treatment of hypertensive crises associated with the surgical removal of certain tumors of the adrenal gland, and has been used "off-label" by urologists, most often in combination with other drugs, in penile needle injection therapies for the treatment of severe MED.

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

         In May 1999, Schering-Plough and Zonagen jointly declined to go to the FDA advisory panel review meeting. At that time, Schering-Plough had a human clinical study underway, the results of which were considered to be important data to present to the FDA to maximize the probability of VASOMAX(R)'s long term success in the market. Subsequently, the Company received a non-approvable letter for VASOMAX(R) from the FDA.

         In August 1999, the Company announced the preliminary finding of brown fat proliferations in a small percentage of male rats in a two-year rat study. Consequently, the FDA placed both VASOMAX(R) and Vasofem(TM) on clinical hold in the U.S. until the final report on the data from the two-year study is submitted, reviewed and assessed by the FDA. At the time the clinical holds were imposed, the FDA allowed Schering-Plough to complete the ongoing human study of VASOMAX(R) that was underway. Zonagen believes that having the U.S. partial clinical hold lifted is an important factor in the approval process for VASOMAX(R) in the U.S.

         In December 1999, Zonagen announced that Schering-Plough had completed the VASOMAX(R) clinical study that the FDA had allowed to continue to conclusion when VASOMAX(R) and Vasofem(TM) were placed on clinical hold. In addition to this efficacy trial the results from other long-term safety and drug interaction studies will be used by Zonagen to address the issues raised in the FDA's non-approvable letter once the preclinical issues are resolved.

         In April 2000 Zonagen submitted the final results from the two-year rat study to the FDA along with an expert report explaining the findings of brown fat proliferations in the study. Shortly thereafter, Schering-Plough submitted the same information to the MCA in the United Kingdom for their review. Previously the MCA followed the FDA's lead in placing any further studies of VASOMAX(R) on clinical hold. In May 2000 the FDA upgraded the status of VASOMAX(R) to a partial clinical hold pending additional animal data. In August 2000 the MCA lifted the clinical hold on VASOMAX(R) in the United Kingdom and in October 2000 the FDA agreed to a mechanistic study to satisfy their concerns regarding the brown fat findings in the earlier study. Zonagen initiated the mechanistic study shortly thereafter with first dosing beginning in late November 2000. Final data from the study will not be available for FDA submission until the first half of 2002. An earlier submission may be possible if interim results warrant such an effort.

         The foregoing expressions of the Company's expectations regarding the completion and submission of the final report on the mechanistic rat study, the submission of the additional human data, the approval of the NDA and other matters relating to the clinical development of VASOMAX(R) are forward-looking statements that are subject to certain risks and uncertainties, including those described under "-- Business Risks -- Uncertainties Related to Clinical Trial Results and FDA Approval" and " -- Business Risks -- Government Regulation; No Assurances of Regulatory Approval." There can be no assurance, however, that the FDA will ultimately approve the NDA, or that the regulatory authorities in non-U.S. countries will approve requests for marketing approval submitted by Schering-Plough.

Vasofem(TM) - Female Sexual Arousal Disorder

         During 1997, the Company completed a pilot study of the role of phentolamine in the treatment of FSAD under its Investigational New Drug ("IND") application for VASOMAX(R). Based on the results of this study, the Company filed an IND for Vasofem(TM) with the FDA that became effective in October 1998. The purpose of this IND is to assess the efficacy and safety of phentolamine in the treatment of FSAD. After the completion of a U.S. Phase I safety study, the FDA placed Vasofem(TM) on clinical hold in the U.S. due to the findings of brown fat proliferations in the two-year rat study for VASOMAX(R). Vasofem(TM) was placed on clinical hold because the active ingredient for both products is phentolamine. See " -- Products in Development -- Sexual Dysfunction -- VASOMAX(R) - Male Erectile Dysfunction."

         Zonagen has completed an additional foreign Phase I study of Vasofem(TM), as well as an offshore Phase II clinical trial conducted in an in-office setting. The results have encouraged the Company to proceed with the clinical development of Vasofem(TM). In September 2000 Zonagen announced promising results from the physician's in-office study. A patient at-home study was started in 2000 which the Company hopes will be completed and reported in 2001. If the clinical hold is lifted in the U.S., the Company expects to work with the FDA to develop Phase II clinical trial protocols for U.S.-based trials, leveraging the experience gained from previously conducted foreign studies.

         Due to the July 2000 reductions in employee headcount and cash expenditures, the Company has substantially reduced its research and development, clinical and regulatory and corporate activities with respect to Vasofem(TM).

Bimexes(TM) - Combination Oral Therapy

         Combinations of drugs are often used on an off-label basis in penile needle injection therapy to improve erectile response. These drugs operate on different mechanisms of action and are therefore administered in combination with the objective of improving on the success rates of single-drug treatments and reducing side effects by lowering the amount of a given drug necessary to achieve a specific effect. Based on its evaluation of the mechanisms responsible for erectile function, the Company believes that the use of phentolamine in combination with certain other drugs that possess different mechanisms of action may yield improved erectile response in some men. Bimexes(TM), which is under development, is designed to both utilize an alpha-adrenergic receptor blockade and stimulate the nitric oxide pathway. Zonagen completed a 300 patient dose-ranging study in Mexico to evaluate the safety and pharmacodynamic potential of Bimexes(TM) as a second-generation oral therapy for MED. A 40 patient Viagra(R) challenge follow-up study has been conducted. Results from this study should be available in 2001. Due to the July 2000 reductions in employee headcount and cash expenditures, the Company is not performing any additional clinical trials at this time relating to Bimexes(TM).

ERxin(TM) - Multi-component Injection Therapy

         The Company believes that about 30 percent of patients with erectile dysfunction may not respond satisfactorily to oral therapy and may require penile injection therapy to achieve an erection sufficient for satisfactory sexual performance. Further, a significant percentage of men with severe erectile dysfunction who attempted penile injection therapy do not respond adequately to the leading injectable therapy, Caverject(R). The Company completed pilot studies with a multi-component injection therapy which includes phentolamine and is called ERxin(TM), for men who suffer from severe erectile dysfunction. The first trial studied men who did not respond to Viagra(R); the second studied men who did not achieve an adequate response to Caverject(R). Internal evaluation of the results of these trials leads the Company to believe that ERxin(TM) is superior to Caverject(R) in terms of percentage of patients achieving erections rated sufficient for vaginal penetration as well as pain associated with the injection. Due to the July 2000 reductions in employee headcount and cash expenditures, the Company is not performing any additional clinical trials at this time relating to ERxin(TM).

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

         Zonagen has developed two different chitosan based adjuvants. Both of these products elicit high antibody titers. Both adjuvant systems have been well tolerated in a number of species including mice, rabbits, guinea pigs, dogs, cattle, non-human primates (baboons, rhesus monkeys, cynomolgus macaques) and man. Zonagen is in discussion with a number of vaccine manufacturers about licensing these adjuvant systems for use with their vaccines. Some vaccine manufacturers and research institutes are evaluating the Company's adjuvant with their potential vaccines. Due to the July 2000 reductions in employee headcount and cash expenditures, the Company has reduced its previous level of internal development activities and has reduced its search for potential new collaborators.

Female Health

Selective Progesterone Receptor Modulators

         Endometriosis and uterine fibroids afflict millions of women worldwide, especially in the developed world. These conditions are major contributors to female fertility problems. In the U.S., fibroids are the largest single cause of hysterectomies.

         In 1999, Zonagen in-licensed a novel class of compounds with highly selective anti-progestational activity from the NIH. These compounds have a high degree of specificity for the progesterone receptor and initially are being developed for the treatment of endometriosis and uterine fibroids.

         Zonagen has selected a lead compound based on animal data, as well as synthesis considerations. Once an appropriate commercial process is developed, the Company will begin preparing to initiate human clinical trials. The Company has been awarded a Phase I, SBIR grant in the amount of $114,185 to research these compounds for the treatment of endometriosis and is only performing research that is being funded by its SBIR grant.

Immunocontraceptives

         One of the most pressing issues of the new millennium is overpopulation. Though available for many years, birth control pills are only used by 18 percent of women of childbearing age, and an even smaller percentage in the developing world. Many women employ alternate forms of contraception, both reversible and non-reversible. The Company believes that a variety of factors, including the disadvantage of hormones used in currently available oral contraceptives and the rapidly growing populations of many developing countries, present a significant opportunity for new contraceptive approaches. The Company has directed its contraceptive research towards developing products that are easy to use and that avoid the problems associated with hormone therapies currently available today.

         Zonagen has two therapeutic vaccine products in development that prevent pregnancy by stimulating an immune response. One product targets the zona pellucida, the outer protein layer of the human ova, inhibiting sperm/egg interactions. The other vaccine bioneutralizes human chorionic gonadatropin, or hCG. The Company has entered into a option agreement with American Home Products for its zona pellucida base vaccine. Both vaccine products are in pre-clinical development. The Company is currently performing a proof of concept study relating to its zona pellucida immunocontraceptive vaccine in collaboration with American Home Products. The Company is doing minimal research and development relating to its hCG immunocontraceptive vaccine.

Contrel(TM)

         Sexually transmitted diseases impose an enormous cost on society, both in terms of the deleterious effects on the health of individuals, including death, as well as consuming a large amount of the world's healthcare resources. Contrel(TM) is a chitosan-based product candidate that is being evaluated for its vaginal anti-infective properties. This product is in pre-clinical development. The Company has received an SBIR grant in the amount of $96,843 for the development of an improved therapy for the treatment of genital herpes and is only performing research that is being funded by its SBIR grant.

Urology

         After skin cancer, prostate cancer is the next most common form of cancer among American men, and is now the second leading cause of cancer death. The American Cancer Society estimates that in 2000 about 180,400 new cases of prostate cancer were diagnosed and 31,900 men will die of this disease. The prevalence and incidence of this disease will continue to increase as the world's population ages. Current treatments for prostate cancer include surgery (usually either radical prostatectomy or transurethral resection of the prostate), radiation therapy, hormone therapy and chemotherapy.

         To treat prostate cancer, Zonagen has developed a therapeutic vaccine designed to stimulate the human immune system to destroy prostate cancer cells in hormone independent tumors. This product, known as Zproxal(TM), has undergone initial testing in prostate cancer patients in Mexico. In the case of hormone-dependent tumors, Zonagen's product, Gonaxin(TM), seeks to elicit an immune response that neutralizes the hormone signal required for continued tumor growth. The Company has performed a study in primates using this product. Currently the Company is performing a minimal amount of research and development with respect to its urological compounds.

RESEARCH AND DEVELOPMENT

         The Company's research and development expenditures have been spent primarily on clinical trials of VASOMAX(R), Vasofem(TM) and the development of its preclinical products. In 2000, 1999 and 1998, research and development expenses were $4.5 million, $12.2 million and $22.4 million, respectively.

         The decline in research and development expenses over the past year was due primarily to the completion of the Phase III and open label trials for VASOMAX(R) and the subsequent decrease in outside contracted costs. In the event that the FDA removes the partial clinical hold on the Company's phentolamine-based products, the Company expects these expenses to increase in the next several years over their 2000 level, as it advances Vasofem(TM) and its other products further into the clinical trial process.

         Due to the July 2000 reductions in employee headcount and cash expenditures, the Company has substantially reduced its research and development activities.

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

         Due to the July 2000 reductions in employee headcount and cash expenditures, the Company has substantially reduced its research and development, clinical and regulatory and corporate activities.

COLLABORATIVE AND LICENSING AGREEMENTS

         The Company seeks to collaborate with corporate partners for the development and commercialization of certain technologies and products. In this regard, the Company has entered into the collaborative and licensing agreements described below:

Schering-Plough Corporation

         In November 1997, the Company entered into exclusive worldwide license agreements ("Agreements") with Schering-Plough to market and sell VASOMAX(R) for the treatment of MED. In addition, the Company granted to Schering-Plough an option to acquire an exclusive worldwide license to market and sell VASOMAX(R), and certain other products developed by the Company, for other indications including FSAD. The Company may be entitled to receive additional up-front payments, milestone payments and royalties in the event that Schering-Plough exercises its options under the Agreements. Under the Agreements, Schering-Plough paid Zonagen an aggregate up-front payment of $10 million upon the signing of the Agreements in 1997, and additional milestones and expense reimbursement totaling $10 million in 1998 upon completion of certain developmental milestones, and may make subsequent milestone payments as specified regulatory goals are achieved. The Agreements provide for Zonagen to receive escalating royalty payments based on increasing product sales levels. There can be no assurance that VASOMAX(R) will be approved by the FDA or other international regulatory agencies, or that Schering-Plough will achieve sales levels that result in escalating royalty payments.

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

         Zonagen has contracted with the Synkem Division of Plasto S.A. ("Synkem") for the exclusive manufacture and supply of the Company's requirements of phentolamine mesylate.

         In February 1999, the Company was notified by Schering-Plough that it was exercising its right to begin manufacturing finished product. Due to the current clinical hold on VASOMAX(R) and Vasofem(TM), the Company has not yet transferred its contract rights with the bulk phentolamine manufacturer, Synkem, or its current phentolamine supply to Schering-Plough. Thus, on an interim basis, Schering-Plough is purchasing bulk phentolamine as needed from the Company's raw material phentolamine inventory for its manufacture of VASOMAX(R) at approximately the Company's cost. The Company anticipates that it will transfer both its bulk phentolamine and rights to its supply agreement to Schering-Plough upon the approval of VASOMAX(R). See " -- Manufacturing."

         The licenses granted under the Schering-Plough agreements terminate on a country-by-country basis on the expiration of the last patent relating to such product in such country. The agreements may be terminated by

Schering-Plough in the event certain regulatory milestone goals are not met, or other specified events occur, and are terminable by either party on the occurrence of a breach that is not cured by the breaching party within a certain time period after notice has been given to such breaching party. Since VASOMAX(R) was not approved by the FDA prior to June 2000, Schering-Plough may terminate the license agreement at any time upon written notice to Zonagen. Zonagen has not received any indication or notice from Schering-Plough to such effect. See " -- Sales and Marketing" and " -- Business Risks -- Limited Sales and Marketing Experience; Dependence on Collaborators" for a discussion of the risks associated with the Company's limited sales and marketing experience and dependence on collaborators.

American Home Products

         In December 2000 Zonagen announced that it had entered into an Option Agreement with Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation, to collaborate in the development of a human immunocontraceptive vaccine. The focal point of the collaboration is a proof-of-concept study intended to demonstrate the effectiveness of Zonagen's human contraceptive vaccine using Zonagen's proprietary antigen and adjuvant technologies. The Option Agreement gives Wyeth-Ayerst the right to exercise its option for worldwide rights to the zona pellucida contraceptive technology developed by Zonagen through the payment of an up-front fee and entering into an exclusive license agreement. In the event that a license agreement is entered into, Wyeth-Ayerst will bear all costs associated with the clinical development and marketing of the product and could pay milestones totaling up to $22.5 million plus royalties on product sales if the product is ultimately approved. The option expires 60 days after the completion and submission of data from the proof of concept study.

National Institute of Health (NIH)

         In 1999 Zonagen licensed worldwide rights to compounds known as Selective Progesterone Receptor Modulators (SPRMs) that were developed by the National Institute of Health (NIH). In August 2000, the Company announced that it had been awarded a Phase I, SBIR grant in the amount of $114,185 to study the activity of these new compounds for the treatment of endometriosis.

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

         On June 12, 1997, the Company and Synkem executed an exclusive supply agreement. This supply agreement required that the Company purchase all of its bulk phentolamine requirements, including certain minimum amounts, from Synkem for a period of five years. However, due to Synkem's production of phentolamine in excess of the Company's actual committed orders, on January 27, 2000, the Company agreed to an early purchase of the excess phentolamine production at a substantially discounted price. This purchase satisfied the years 2000 and 2001 contractual purchase obligations, relieving the Company of any future contractual purchase obligations. If VASOMAX(R) is approved by the FDA and the Company purchases additional phentolamine from the contract manufacturer, then the Company will be required to pay the contract manufacturer a premium equal to the amount that the purchase price of the excess production was discounted.

         In February 1999, the Company was notified by Schering-Plough that it was exercising its right to begin manufacturing finished product. Due to the current clinical hold on VASOMAX(R) and Vasofem(TM), the Company has not yet transferred its contract rights with the bulk phentolamine manufacturer, Synkem, or its current phentolamine supply to Schering-Plough. Thus, on an interim basis, Schering-Plough is purchasing bulk phentolamine as needed from the Company's raw material phentolamine inventory for its manufacture of VASOMAX(R) at approximately the Company's cost. The Company anticipates the transfer of both its bulk phentolamine and rights to its supply agreement upon the approval of VASOMAX(R). See " -- Collaborative and Licensing Agreements -- Schering-Plough Corporation."

         The Company intends to rely on third parties for the manufacture and supply of commercial quantities of other products that it may develop. There can be no assurance that the Company will be able to obtain supplies of its products from third-party suppliers on terms or in quantities acceptable to the Company. Also, the Company's dependence on third parties for the manufacture of its products may adversely affect the Company's product margins and its ability to develop and to deliver products in a timely manner. Any such third-party suppliers or any manufacturing facility the Company establishes will be required to meet FDA manufacturing requirements. FDA certification of manufacturing facilities for a drug, and compliance with current Good Manufacturing Practices requirements, is a prerequisite to approval of a NDA for that drug. The Company may encounter significant delays in obtaining supplies from third-party manufacturers or experience interruptions in its supplies. The effects of any such delays or interruptions will be more severe if the Company relies on a single source of supply. If the Company were unable to obtain adequate supplies, its business would be materially adversely affected.

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

         Any revenues the Company receives from VASOMAX(R) will depend on the efforts of Schering-Plough. To the extent that the Company enters into marketing or distribution arrangements with others, any revenues the Company receives will depend on the efforts of third parties. There can be no assurance that Schering-Plough, or any other third party, will devote significant resources to the Company's products, or market the Company's products successfully, or that any future third-party collaboration will be on terms favorable to the Company. If Schering-Plough or any other marketing partner does not market a product successfully, the Company would be materially adversely affected. There can be no assurance that the Company will be able to establish sales, marketing and distribution partners, or that it or its collaborators will be successful in gaining market acceptance for any products that the Company may develop. The Company's failure to establish marketing capabilities or to enter into marketing arrangements with third parties would have a material adverse effect on the Company.

PATENTS AND PROPRIETARY INFORMATION

         The Company's ability to compete effectively with other companies is materially dependent on the proprietary nature of the Company's patents and technologies. The Company actively seeks patent protection for its proprietary technology in the United States and abroad. As of December 31, 2000, the Company owned or had rights to a total of 18 issued patents and 12 pending patent applications in the U.S., and 59 issued patents and 81 pending patent applications outside the United States. Of these patents and patent applications, four are issued patents and seven pending patent applications in the United States, and 53 issued foreign patents, and 61 pending foreign patent applications, relating to its MED technology. The Company also has rights to eight issued patents in the United States and five issued foreign patents with respect to products and methods using specific recombinant zona pellucida peptides. The Company has a total of one United States and six foreign patent applications pending that relate to zona pellucida proteins, their preparation, and their use. The Company has three issued patents and one pending patent application in the United States, and one issued patent and eight pending foreign patent applications for its adjuvant system. The Company also has the following patent applications pending: one United States application related to a recombinant human chorionic gonadotropin vaccine and uses thereof, two United States applications related to anti-progestational agents and two United States applications and two Patent Cooperation Treaty applications related to methods and materials for the treatment of certain diseases of the prostate.

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

         One of the Company's issued U.S. patents relating to VASOMAX(R) is a method-of-use patent rather than a composition-of-matter or formulations patent. A method-of-use-patent encompasses the use of a composition to treat a specified condition but does not encompass the composition or formulations themselves. A method-of-use patent may provide less protection than a composition-of-matter patent if other companies market the composition for purposes other than that encompassed by the method-of-use patent, because of the possibility of "off-label" use of the composition. Phentolamine, the active ingredient in VASOMAX(R), is currently approved for use in the U.S. in injectable form for the treatment of hypertension and for use in the diagnosis of certain tumors of the adrenal gland, and has been used "off-label" by urologists in penile injection therapies for the treatment of erectile dysfunction. Although an oral formulation of phentolamine was formerly marketed as a treatment for hypertension, it is no longer on the market. The Company believes that the characteristics of this formerly available formulation, which differs from the VASOMAX(R) formulation used in clinical trials, would lack the advantages of the VASOMAX(R) formulation and have limited utility in treating MED. The Company's second issued U.S. patent relating to VASOMAX(R), which issued on March 24, 1998, claims formulations as well as the method of use of VASOMAX(R).

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

         The Company also relies on trade secrets and other unpatented proprietary information in its product development activities. To the extent the Company relies on trade secrets and unpatented know-how to maintain its competitive technological position, there can be no assurance that others may not independently develop the same or similar technologies. The Company seeks to protect trade secrets and proprietary knowledge, in part, through confidentiality agreements with its employees, consultants, advisors, collaborators and contractors. Nevertheless, these agreements may not effectively prevent disclosure of the Company's confidential information and may not provide the Company with an adequate remedy in the event of unauthorized disclosure of such information. If the Company's employees, scientific consultants or collaborators develop inventions or processes independently that may be applicable to the Company's products, disputes may arise about ownership of proprietary rights to those inventions and processes. Such inventions and processes will not necessarily become the Company's property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of the Company's proprietary rights. Failure to obtain or maintain patent and trade secret protection, for any reason, could have a material adverse effect on the Company. The effect of legislative change on the Company's intellectual property is uncertain.

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

         In August 1999, the Company announced the preliminary finding of brown fat proliferations in a small percentage of male rats in the required two-year rat study. In August 1999 the FDA placed both VASOMAX(R) and Vasofem(TM) on clinical hold in the U.S. until the final report on the data from the two-year study is submitted, reviewed and assessed by the FDA. Zonagen believes that having the U.S. clinical hold lifted is the key to resuming the approval process for VASOMAX(R) in the U.S. In April 2000, Zonagen submitted the final results from the two-year rat study to the FDA along with an expert report explaining the findings of brown fat proliferations in the study. Shortly thereafter, Schering-Plough submitted the same information to the MCA in the United Kingdom for their review. The MCA followed the FDA's lead in placing any further studies of VASOMAX(R) on clinical hold. In May 2000 the FDA upgraded the status of VASOMAX(R) to a partial clinical hold pending additional animal data. In August 2000 the MCA lifted the clinical hold on VASOMAX(R) in England and in October 2000 the FDA agreed to a mechanistic study to satisfy their concerns regarding the brown fat findings in the earlier study. Zonagen initiated the mechanistic study shortly thereafter with first dosing beginning in late November 2000. Final data from the study will not be available for FDA submission until the first half of 2002. An earlier submission may be possible if interim results warrant such an effort.

         The results of preclinical studies and clinical trials, if successful, are submitted in an NDA to seek FDA approval to market and commercialize the drug product for a specified use. FDA approval of the NDA is required before marketing may begin in the U.S. The NDA must include the results of extensive clinical and other testing and the compilation of data relating to the product's chemistry, pharmacology and manufacture. The total cost of the NDA is substantial. After submitting an NDA, the FDA reviews it before it accepts it for filing, and may request that additional information be provided prior to accepting a NDA for filing. In such an event, the NDA must be resubmitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA may refer the application to the appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA's satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. As a condition of NDA approval, the FDA may require post-marketing testing and surveillance to monitor the drug's safety or efficacy. If the FDA's evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a non-approvable letter, outlining the deficiencies in the submission and often requiring additional testing or information.

         In May 1999, Schering-Plough and Zonagen jointly declined to go to the FDA's previously scheduled advisory panel review meeting. At that time, Schering-Plough had a human clinical study underway, the results of which were considered to be important data to present to the FDA to maximize the probability of VASOMAX(R)'s long term success in the market. Subsequently, the Company received a non-approvable letter for VASOMAX(R) from the FDA.

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

         Even if regulatory approvals for the Company's products are obtained, the Company, its products, and the facilities manufacturing the Company's products are subject to continual review and periodic inspection. The FDA will require post-marketing reporting to monitor the safety of the Company's products. Each U.S. drug-manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA's requirements regarding Good Manufacturing Practices. To supply drug products for use in the U.S., foreign manufacturing establishments must comply with the FDA's Good Manufacturing Practices and are subject to periodic inspection by the FDA or by regulatory authorities in those countries under reciprocal agreements with the FDA. In complying with Good Manufacturing Practices, manufacturers must expend funds, time and effort in the area of production and quality control to ensure full technical compliance. The Company does not have any drug manufacturing capabilities and must rely on outside firms for this capability. See " -- Manufacturing." The FDA stringently applies regulatory standards for manufacturing. Identification of previously unknown problems with respect to a product, manufacturer or facility may result in restrictions on the product, manufacturer or facility, including warning letters, suspensions of regulatory approvals, operating restrictions, delays in obtaining new product approvals, withdrawal of the product from the market, product recalls, fines, injunctions and criminal prosecution.

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

EMPLOYEES AND CONSULTANTS

Employees

         At December 31, 2000, the Company had 11 full-time employees and utilized a variety of consultants. Of the Company's full-time employees, 6 were engaged in research, development, clinical research and regulatory affairs and 5 were engaged in finance, business development, administration and facility maintenance. The Company relies on its employees to either perform internal research and development or to manage contracted research and development activities, but also uses outside consultants as needed. The Company believes its relationship with its employees is good.

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

BUSINESS RISKS

Uncertainties Related to Early Stage of Development

         The Company is a development stage company that currently has no approved products. There can be no assurance that the Company's products will be approved in the future. Companies in the development stage typically encounter problems, delays, expenses and complications, many of which may be beyond the Company's control. These include, but are not limited to, unanticipated problems and costs relating to the development, testing, production and marketing of its products, regulatory approvals and compliance, availability of adequate financing and competition. There can be no assurance that the Company will be able to complete successfully the transition from a development stage company to the successful introduction of commercially viable products. The Company has generated only limited revenue from product sales since its inception. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 1. Organization and Operations" of Notes to Consolidated Financial Statements.

Uncertainties Related to Clinical Trial Results and FDA Approval

         The Company has incurred several delays relating to the regulatory approval of its lead product VASOMAX(R), which is being developed for the treatment of MED. In August 1999, the FDA placed the Company's phentolamine based products which include both VASOMAX(R) and Vasofem(TM) on clinical hold in the U.S. based on a finding of brown fat proliferations in a two-year rat study. However, the FDA allowed Schering-Plough to complete an ongoing human study of VASOMAX(R) that was already underway. In addition, the MCA followed the FDA's lead in placing any further studies of phentolamine on clinical hold. In May 2000 the FDA upgraded the status of VASOMAX(R) to a partial clinical hold pending additional animal data and in August 2000 the MCA lifted the clinical hold on phentolamine in the United Kingdom. In October 2000 the FDA allowed Zonagen to conduct a mechanistic study to address their concerns regarding the brown fat findings in the earlier study. Zonagen believes that having the U.S. partial clinical hold lifted is an important factor in the approval process for VASOMAX(R) in the U.S.

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

         The administration of any product the Company develops may produce undesirable side effects in humans. The occurrence of side effects could interrupt or delay clinical trials of products and could result in the FDA or other regulatory authorities denying approval of the Company's products for any or all targeted indications. In addition, the Company, the FDA or other regulatory authorities may suspend or terminate clinical trials at any time. Even if the Company receives FDA and other regulatory approvals, the Company's products may later exhibit adverse effects that limit or prevent their widespread use or that necessitate their withdrawal from the market. There can be no assurance that any of the Company's products will be safe for human use, nor can there be any assurance that the Company will obtain regulatory approval for the commercialization of VASOMAX(R) or any other product on a timely basis, or at all. Without regulatory approval, the Company will not be able to commercialize its products, which would have a material adverse effect on the Company. Furthermore, delays in the approval process could have a material adverse effect on the Company, even if regulatory approval is ultimately obtained. See " -- Products in Development -- Sexual Dysfunction -- VASOMAX(R) - Male Erectile Dysfunction", " -- Governmental Regulation" and " -- Business Risks -- Limited Sales and Marketing Experience; Dependence on Collaborators."

Substantial Dependence on One Product; Early Stage of Development of Other Products

         The Company has dedicated a substantial portion of its resources over the last several years to the development of VASOMAX(R), which is currently undergoing regulatory review. Products, if any, resulting from the Company's other research and development programs are not expected to be commercially available for at least several years, if at all. As a result, the Company's future prospects are substantially dependent on timely approval by the FDA and the successful commercialization of VASOMAX(R). Failure to obtain regulatory approval and to successfully commercialize VASOMAX(R) would have a material adverse effect on the Company. The development or acquisition of commercially viable products will require significant further investment, research, development, preclinical studies, clinical testing and regulatory approvals, both foreign and domestic. In addition, there can be no assurance that the Company will be able to produce any product at reasonable cost or market such products successfully. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and " -- Products in Development" and " -- Governmental Regulation."

History of Operating Losses; Accumulated Deficit

         The Company has experienced significant operating losses in each fiscal year since its inception. As of December 31, 2000, the Company had an accumulated deficit of approximately $75.0 million. The Company may incur substantial additional operating losses over the next several years in connection with its research and development and preclinical and clinical activities. The Company's ability to achieve profitability will depend, among other things, on successfully completing the development of its products, the FDA lifting its partial clinical hold on the Company's phentolamine based products and obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others which possess such capabilities, and raising sufficient funds to finance its activities. There can be no assurance that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 1. Organization and Operations" of Notes to Consolidated Financial Statements.

Future Capital Needs; Uncertainty of Additional Funding

         The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings and funds received through collaborative agreements. The

Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if FDA and other regulatory approvals are obtained. The Company believes that its existing capital resources will be sufficient to fund its operations through at least the end of 2003. The Company's capital requirements will depend on many factors, including: whether the FDA will lift the clinical hold on VASOMAX(R); the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's preclinical and clinical activities; the progress of the Company's collaborative agreements with Schering-Plough and any future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of the Company's products; the Company's ability to obtain regulatory approvals; the success of the Company's or its collaborators' sales and marketing programs; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions or the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful. There can be no assurance that changes in the Company's research and development and clinical development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if the results of its current or future clinical trials or the regulatory approval process for VASOMAX(R) and Vasofem(TM) are not favorable. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Uncertainty of Protection for Patents and Proprietary Technology

         The Company's ability to commercialize any products will depend, in part, on its ability to obtain patents, enforce those patents and preserve trade secrets and operate without infringing on the proprietary rights of third parties. See " -- Patents and Proprietary Information" for a discussion of the uncertainty of protection for patents and proprietary technology.

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

         There can be no assurance that regulatory approval will ever be obtained for any drugs developed by the Company. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed or may be conditioned on post-marketing surveillance studies. Further, even if such regulatory approval is obtained, a marketed drug, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections, and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements can, among other things, result in warning letters, fines, suspensions or withdrawals of regulatory approvals, product recalls or seizures, operating restrictions, injunctions, civil penalties and criminal prosecution. Further, additional government regulation may be established that could prevent or delay regulatory approval of the Company's products.

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

Limited Sales and Marketing Experience; Dependence on Collaborators

         The Company has limited experience in the sales, marketing and distribution of pharmaceutical products, and its revenues from VASOMAX(R) and other products that may be marketed by others will depend on the efforts of Schering-Plough and such other collaborators. Under the terms of the Schering-Plough Agreements, Schering-Plough has broad discretion as to whether or not to continue the collaboration with Zonagen. A decision by Schering-Plough to terminate the Agreements would have a material adverse effect on the Company. See " --Collaborative and Licensing Agreements" and " -- Sales and Marketing" for a discussion of the risks associated with the Company's limited sales and marketing experience and dependence on collaborators.

Manufacturing Uncertainties; Reliance on Third-Party Suppliers

         The Company does not have any manufacturing facilities and does not expect to establish any significant manufacturing capacity in the near future. Thus, the Company's ability to produce product to support product approvals, if secured, or ongoing or future clinical trials is dependent upon third party suppliers that the Company does not control and that may or may not deliver the manufactured product required. See " -- Manufacturing" for a discussion of the risks associated with manufacturing and the Company's reliance on third-party suppliers.

Inventory Accumulation

         As of December 31, 2000, the Company had approximately $4.5 million of bulk phentolamine inventory reflected on its balance sheet. This inventory has a finite shelf life. Although the Company believes that it will realize the full value of this inventory upon approval of VASOMAX(R), any substantial delays in the approval of VASOMAX(R), or the failure to obtain approval, would force the Company to attempt to liquidate a portion or all of its phentolamine inventory position. A large sale of this bulk inventory could drive the market price down due to an oversupply of phentolamine.

Competition and Technological Change

         The Company is engaged in pharmaceutical product development, an industry that is characterized by extensive research efforts and rapid technological progress. See " -- Competition" for a discussion of the risks associated with competition and technological change.

Product Liability and Availability of Insurance

         The Company's business exposes it to potential liability risks that are inherent in the testing, manufacturing and marketing of medical products. The use of the Company's product candidates in clinical trials may expose the Company to product liability claims and possible adverse publicity. These risks also exist with respect to the Company's product candidates, if any, that receive regulatory approval for commercial sale. Clinical trials and commercial sales, if any, of the Company's proposed female contraceptive products will involve particularly significant product liability considerations, in light of the substantial amount of current litigation involving female contraceptives and other products affecting the female reproductive system, none of which currently involve the Company. The Company currently carries $30 million of products/clinical trial liability coverage for the clinical research use of phentolamine and the sale of VASOMAX(R) in approved countries. Subsequent to the sale of the Fertility Technologies, Inc. ("FTI") assets, the Company purchased an extended reporting period of 2 years for $2 million of product liability coverage for the former operations of FTI. The extended reporting period for claims will expire in April 2001. There can be no assurance that such coverage is adequate or that it will continue to be available in sufficient amounts or at acceptable costs. The Company does not have product liability insurance for the commercial sale of any of its other product candidates. There can be no assurance that the Company will be able to obtain additional insurance coverage at acceptable costs, or at all, or that the Company will not experience losses due to product liability claims in the future. A product liability claim, product recall or other claim, or claims for uninsured liabilities or for amounts exceeding the limits of the Company's insurance, could have a material adverse effect on the Company.

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

ITEM 2. PROPERTIES

         The Company leases approximately 24,000 square feet of laboratory and office space in The Woodlands, Texas under a lease that expires in May 2003. Future minimum lease payments for the Company's laboratory and office space are $240,000, $240,000 and $100,000 for the years ended 2001, 2002 and 2003, respectively. As part of the provisions of the lease, the Company has the ability to sub-lease all or part of its facilities. The Company believes that its facilities will be adequate for its operations through at least May 2003.

ITEM 3. LEGAL PROCEEDINGS

          Certain purported class action complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder were filed against the Company and certain of its officers and directors. These complaints were filed in the United States District Court for the Southern District of Texas in Houston, Texas and were consolidated on May 29, 1998. The plaintiffs purported to bring the suit on behalf of all purchasers of Zonagen common stock between February 7, 1996 and January 9, 1998. The plaintiffs asserted that the defendants made materially false and misleading statements and failed to disclose material facts about the patents and patent applications of the Company relating to VASOMAX(R) and Chito-ZN (formerly named ImmuMax(TM)) and about the Company's clinical trials of VASOMAX(R). The plaintiffs sought to have the action declared to be a class action, and to have rescissionary or compensatory damages in an unstated amount, along with interest and attorney's fees. On March 30, 1999, the Court granted the defendants' motion to dismiss and dismissed the case with prejudice. The plaintiffs filed an appeal. The case was argued before the Fifth Circuit Court of Appeals on June 15, 2000, and is awaiting a decision. The Company and the individual defendants believe that these actions are without merit and intend to defend against them vigorously. No estimate of loss or range of estimate of loss, if any, can be made at this time. Management believes there will be no material adverse effect related to this matter.

         The Company is involved in certain other litigation matters which it believes will not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders in the fourth quarter of 2000.

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

                                                       PRICE RANGE
                                                   -------------------
                                                     HIGH        LOW
                                                   --------   --------

          1999
          First Quarter ........................   $  35.75   $  18.38
          Second Quarter .......................      25.50       8.75
          Third Quarter ........................      10.22       2.81
          Fourth Quarter .......................       7.78       2.31

          2000
          First Quarter ........................   $  14.44   $   4.38
          Second Quarter .......................       8.56       3.00
          Third Quarter ........................       5.00       3.13
          Fourth Quarter .......................       3.88       1.63

          2001
          First Quarter (through March 20, 2001)   $   3.63   $   2.31

         All of the foregoing prices reflect interdealer quotations, without retail mark-up, markdowns or commissions and may not necessarily represent actual transactions in the Common Stock.

         On March 20, 2001, the last sale price of the Common Stock, as reported by the Nasdaq National Market, was $2.75 per share. On March 20, 2001, there were approximately 260 holders of record and approximately 9,000 beneficial holders of the Company's Common Stock.

         In December 1997, the Company announced a stock buyback of its common stock. The Company did not buy back any of its common stock in 2000.

DIVIDENDS

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

         A complete description of the Rights, the Rights Agreement between the Company and Computershare Investor Services, LLC, (as successor in interest to Harris Trust and Savings Bank), as Rights Agent, and the Series One Junior Participating Preferred Stock is hereby incorporated by reference from the information appearing under the captions "Rights Agreement" and "Description of Preferred Stock" contained in the Current Report on Form 8-K of the Company filed on September 3, 1999.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The selected historical consolidated financial data set forth below are derived from the Company's audited consolidated financial statements as of and for each of the years in the five-year period ended December 31, 2000. The selected consolidated financial data set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

STATEMENTS OF OPERATIONS DATA                                      YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------
                                                    1996        1997        1998        1999        2000
                                                  --------    --------    --------    --------    --------
Revenues:                                                 (in thousands except per share amounts)
  Licensing fees .............................    $     --    $ 10,000    $ 10,000    $     --    $  2,115
  Product royalties ..........................          --          --         163         242         164
  Research and development grants ............          --          --          --          --          72
  Interest income ............................         271       1,960       3,205       2,170       2,239
                                                  --------    --------    --------    --------    --------
     Total revenues ..........................         271      11,960      13,368       2,412       4,590

Expenses:
  Research and development ...................       7,936      22,299      22,438      12,180       4,495
  General and administrative .................       1,163       2,730       3,211       3,249       2,796
  Interest expense and
     amortization of intangibles .............           4          10           3           8          --
                                                  --------    --------    --------    --------    --------
     Total expenses ..........................       9,103      25,039      25,652      15,437       7,291
                                                  --------    --------    --------    --------    --------
Loss from continuing operations ..............      (8,832)    (13,079)    (12,284)    (13,025)     (2,701)
Income (loss) from discontinued
  operations .................................        (638)        (94)        (32)         59          --
Gain on disposal .............................          --          --          --       1,014          --
                                                  --------    --------    --------    --------    --------
Net loss before cumulative effect of
  change in accounting principle .............      (9,470)    (13,173)    (12,316)    (11,952)     (2,701)
Cumulative effect of change in
  accounting principle .......................          --          --          --          --      (8,454)
                                                  --------    --------    --------    --------    --------
Net loss .....................................    $ (9,470)   $(13,173)   $(12,316)   $(11,952)   $(11,155)
                                                  ========    ========    ========    ========    ========
Income (loss) per share - basic and diluted:
Loss from continuing operations ..............    $  (1.79)   $  (1.45)   $  (1.09)   $  (1.16)   $  (0.24)
Income (loss) from discontinued operations ...       (0.13)      (0.01)         --        0.01          --
Gain on disposal .............................          --          --          --        0.09          --
                                                  --------    --------    --------    --------    --------
Net loss before cumulative effect of
  change in accounting principle .............       (1.92)      (1.46)      (1.09)      (1.06)      (0.24)
Cumulative effect of change in
  accounting principle .......................          --          --          --          --       (0.75)
                                                  --------    --------    --------    --------    --------
Net loss per share(1) ........................    $  (1.92)   $  (1.46)   $  (1.09)   $  (1.06)   $  (0.99)
                                                  ========    ========    ========    ========    ========
Shares used in income (loss) per
     share calculation .......................       4,943       9,044      11,275      11,244      11,303

Pro forma amounts assuming the accounting
  change is applied retroactively:
    Net loss .................................    $ (9,470)   $(22,969)   $(13,088)   $ (9,838)
                                                  ========    ========    ========    ========
     Net loss per share(1) ...................    $  (1.92)   $  (2.54)   $  (1.16)   $  (0.87)
                                                  ========    ========    ========    ========

                                                                     YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------
                                                  1996        1997        1998        1999        2000
                                                --------    --------    --------    --------    --------
                                                                     (in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable
securities ..................................   $ 11,075    $ 73,762    $ 51,640    $ 39,136    $ 32,951
Total assets ................................     13,712      76,941      58,642      46,287      40,374
Long-term obligations(2) ....................         17           3          --          --       4,243
Deficit accumulated during the
  development stage .........................    (26,410)    (39,584)    (51,900)    (63,852)    (75,007)
Total stockholders' equity ..................     11,577      70,976      53,387      41,750      31,060

----------

(1) See "Note 2. Summary of Significant Accounting Policies" of Notes to Consolidated Financial Statements for a description of the computation of loss per share.

(2) See "Note 2. Summary of Significant Accounting Policies" of Notes to Consolidated Financial Statements for a description of revenue recognition.

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

OVERVIEW

         Zonagen, Inc. ("Zonagen" or the "Company"), a Delaware corporation, was organized on August 20, 1987 (Inception) and is a development stage company. Zonagen is a biopharmaceutical company engaged in the development of products for the reproductive system, including sexual dysfunction, vaccine adjuvants, products for fertility and female health as well as urological applications, specifically prostate cancer.

         The Company has incurred several delays relating to the regulatory approval of its lead product VASOMAX(R), which is being developed for the treatment of male erectile dysfunction ("MED"). In August 1999, the Food and Drug Administration ("FDA") placed the Company's phentolamine mesylate (phentolamine) based products which include both VASOMAX(R) and Vasofem(TM) on clinical hold in the U.S. based on a finding of brown fat proliferations in a two-year rat study. However, the FDA allowed Schering-Plough Corporation ("Schering-Plough") to complete an ongoing human study of VASOMAX(R) that was already underway. In addition, the Medicines Control Agency ("MCA") followed the FDA's lead in placing any further studies of phentolamine on clinical hold. In May 2000 the FDA upgraded the status of VASOMAX(R) to a partial clinical hold pending additional animal data and in August 2000 the MCA lifted the clinical hold on phentolamine in the United Kingdom. In October 2000 the FDA allowed Zonagen to conduct a mechanistic study to address their concerns regarding the brown fat findings in the earlier study. Zonagen believes that having the U.S. partial clinical hold lifted is an important factor in the approval process for VASOMAX(R) in the U.S. As a result of these delays, in July 2000 the Company's Board of Directors elected to engage Deutsche Banc Alex. Brown to review the Company's strategic alternatives for redeploying its assets. At that time, the Board also elected to reduce cash expenditures and conserve resources as part of the redeployment strategy. As a result of this decision, Zonagen pared headcount to the minimum required to maintain existing technologies and commitments and laid-off more than one half of the Company's employees. Currently, the Company has 11 full-time employees, of which 6 are engaged in research, development, clinical research and regulatory affairs and 5 are engaged in finance, business development, administration and facility maintenance. Due to the July 2000 reductions in employee headcount and cash expenditures, the Company has substantially reduced its research and development, clinical and regulatory and corporate activities.

         In addition to the actions taken in July 2000 relating to the delays in the approval of VASOMAX(R), the Company had previously announced in September 1999 that it had decreased its cash expenditures by reducing staff by fifteen people and by slowing down spending on certain of its research programs. By concentrating on its lead product candidates (VASOMAX(R), Vasofem(TM) and vaccine adjuvants), the Company sought to insure that it would have sufficient funds to finance these programs. The staff reductions affected all areas of the Company. The financial impact for the remainder of 1999 was nominal; one time charges relating to the staff reductions substantially offset the cost reductions realized for the balance of the year.

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

         As of December 31, 2000, the Company had an accumulated deficit of $75.0 million. Losses have resulted principally from costs incurred conducting clinical trials for VASOMAX(R) and Vasofem(TM), in research and development activities related to efforts to develop the Company's products and from the associated administrative costs required to support those efforts. There can be no assurance that the Company will be able to successfully complete the transition from a development stage company to the successful introduction of commercially viable products. The Company's ability to achieve profitability will depend, among other things, on successfully completing the development of its products in a reasonable time frame and at a reasonable cost, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others that possess such capabilities, the Company's and its partners' ability to realize value from the Company's research and development programs through the commercialization of those products and raising sufficient funds to finance its activities. There can be no assurance that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained. See "Item 1. Description of Business -- Business Risks -- Uncertainties Related to Early Stage of Development," " -- Business Risks -- History of Operating Losses; Accumulated Deficit" and "Note 1. Organization and Operations" of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2000 and 1999

         Revenues. During 2000, the Company adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which requires up-front, non-refundable license fees to be deferred and recognized over the performance period. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed. The Company recognizes revenue from non-refundable, up-front license and milestone payments, not specifically tied to a separate earnings process, ratably over the performance period of the agreement. When payments are specifically tied to a separate earnings process, revenue is recognized when earned. Prior to January 1, 2000, the Company had recognized revenue from non-refundable fees when the Company had no obligations to refund the fees under any circumstances, and there were no additional contractual services to be provided or costs to be incurred by the Company in connection with the non-refundable fees.

         The cumulative effect of adopting SAB 101 at January 1, 2000 resulted in a one-time, non-cash charge of $8.5 million, with a corresponding increase to deferred revenue that will be recognized in future periods. The $8.5 million represents portions of 1997 and 1998 payments received from Schering-Plough in consideration for the exclusive license of the Company's VASOMAX(R) product for the treatment of MED. For the year ended December 31, 2000, the Company recognized $2.1 million of licensing fees revenue that was included in the cumulative effect adjustment as of January 1, 2000. The balance of the deferred revenue from this adjustment, $6.4 million, will be recognized in the future over the performance period of the agreement.

         Prior period financial statements have not been restated to apply SAB 101 retroactively; however, the pro forma amounts included in the consolidated statements of operations show the net loss and per share net loss assuming the Company had retroactively applied SAB 101 to all prior periods.

         Licensing fees for the year 2000 were $2.1 million as a result of the change in accounting principle under SAB 101 from the Company's agreements with Schering-Plough Corporation as compared to none in 1999. Research and development grants for the year 2000 were $72,000 as compared to none in 1999 relating to the Company's SBIR grants. The Company did not receive any milestone payments from Schering-Plough in either 2000 or 1999 for VASOMAX(R). Product royalties from sales of VASOMAX(R) in Latin America were approximately $164,000 in

2000 as compared to $242,000 in 1999. Schering-Plough commenced sales of VASOMAX(R) in Mexico, under the brand name Z-MAX(R), in May 1998 and in Brazil in May 1999. Under the terms of the Agreements, the Company receives quarterly royalty payments based on net product sales by Schering-Plough. These quarterly payments are expected to lag current quarter sales by up to sixty days. Until the partial clinical hold on VASOMAX(R) is lifted in the United States and the product is ultimately approved in the United States or other major countries, the Company expects royalty payments from sales to be nominal.

         Interest income remained relatively constant for both 2000 and 1999 at approximately $2.2 million, primarily due to higher yields on the Company's portfolio offset by lower cash balances.

         Research and Development Expenses. Research and development ("R&D") expenses include contracted research, regulatory affairs activities and general research and development expenses. R&D expenses decreased 63% to $4.5 million in 2000 as compared with $12.2 million in 1999. The decrease was due primarily to a reduction in expenses associated with the development of VASOMAX(R) and the Company's other phentolamine-based products. Subsequent to the completion of Phase III and open label clinical trials of VASOMAX(R) that were used in the July 1998 New Drug Application ("NDA") submission to the FDA, the FDA placed a clinical hold on VASOMAX(R) and the Company's other phentolamine-based products in August 1999. This clinical hold was later upgraded to a partial clinical hold in May 2000. As a result of the issues surrounding the Company's phentolamine-based products, the Company has substantially reduced all clinical development of these products, especially in the U.S., until a satisfactory resolution can be reached with the FDA. During the fourth quarter of 2000 the Company initiated a mechanistic study to address the FDA's concerns. The Company incurred $1.6 million of contracted research expenses in 2000 as compared to $8.1 million in 1999. The Company will continue to incur costs in connection with the ongoing regulatory review of VASOMAX(R) until the regulatory process is complete, although at a substantially reduced level. The Company anticipates that its clinical development expenses will increase in the future, if the Company's phentolamine-based products are taken off partial clinical hold by the FDA. There can be no assurance that the FDA will remove the partial clinical hold on the Company's phentolamine-based products. In addition to the reduction in clinical development expenses, the Company had significantly reduced its R&D expenditures and activities subsequent to the reduction in research and development personnel made in July 2000.

         General and Administrative Expenses. General and administrative ("G&A") expenses decreased 13% to $2.8 million in 2000 as compared with $3.2 million in 1999. This reduction in expenses was primarily due to a reduction in G&A corporate activities and a reduction in personnel acquisition costs in 2000 as compared to the year 1999. The July 2000 reduction in headcount did not have a significant effect during 2000 primarily due to the payment of severance packages and other related expenses. The Company does not anticipate a major increase in general and administrative expenses until VASOMAX(R) is approved in a major market.

         In July 2000, the Company implemented a cost reduction program involving a significant R&D and G&A headcount reduction and other cost cutting measures. The Company released eighteen full-time employees, including some members of upper management, which resulted in additional expenses of approximately $500,000 in the third quarter ended September 30, 2000. These expenses include an early pay-out from a stay bonus program that was implemented after the reduction in staff that occurred in September 1999 severance packages and other related expenses. The Company anticipates that the July 2000 employee reduction and cost reduction program will have a more significant impact during the year 2001 as compared to the year 2000.

Comparison of Years Ended December 31, 1999 and 1998

         Revenues. The Company did not receive any milestone payments from Schering-Plough in 1999 as compared to the $10 million received in 1998 relating to the completion of certain developmental milestones for VASOMAX(R). Product royalties from sales of VASOMAX(R) in Latin America were approximately $242,000 in 1999 as compared to $163,000 in 1998. Schering-Plough commenced sales of VASOMAX(R) in Mexico, under the brand name Z-MAX(R), in May 1998 and in Brazil in May 1999. Under the terms of the Agreements, the Company receives quarterly royalty payments based on net product sales by Schering-Plough. These quarterly payments are expected to lag current quarter sales by up to sixty days.

Until the partial clinical hold on VASOMAX(R) is lifted in the United States, the Company expects royalty payments from foreign sales to be nominal.

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

         Research and Development Expenses. Research and development ("R&D") expenses include contracted research, regulatory affairs activities and general research and development expenses. R&D expenses decreased 46% to $12.2 million in 1999 as compared with $22.4 million in 1998. The decrease was due primarily to expenses associated with the development of VASOMAX(R) and other phentolamine-based products. These contracted research expenses decreased 56% to approximately $8.1 million in 1999 as compared with $18.4 million in 1998. The decrease was due primarily to a reduction in contracted costs associated with the development of VASOMAX(R) subsequent to the completion of Phase III and open label clinical trials that were used in the July 1998 NDA submission to the FDA. The Company will continue to incur costs in connection with the ongoing regulatory review of VASOMAX(R) until the regulatory process is complete, although at a substantially reduced level. Further, the FDA placed a clinical hold on the Company's phentolamine-based products in August 1999. This clinical hold prevented the Company from continuing further clinical development in the United States for all indications utilizing the active drug ingredient phentolamine. During 1998, the Company established an in-house clinical and regulatory affairs group. This group consisted of six individuals that managed the Company's regulatory issues and relationships with contract research organizations that were utilized to conduct clinical development projects. General research and development expenses remained relatively constant at approximately $4.1 million in both 1999 and 1998.

         General and Administrative Expenses. General and administrative expenses remained constant at approximately $3.2 million in both 1999 and 1998.

         In September 1999, the Company announced that it had decreased its cash expenditures in R&D and G&A by reducing its staff by fifteen people and by slowing down spending. By concentrating on its lead product candidates (VASOMAX(R), Vasofem(TM) and vaccine adjuvants), the Company sought to insure that it had sufficient funds to finance those programs. The staff reductions affected all areas of the Company. The financial impact for the remainder of 1999 was nominal; one time charges relating to the staff reductions substantially offset the cost reductions realized for the balance of the year.

         Discontinued Operations. On March 11, 1999, the Company sold substantially all of the assets related to its wholly owned subsidiary, Fertility Technologies, Inc. ("FTI"), and certain Zonagen assets relating to the operation of FTI for $2.25 million in cash and the assumption of certain specified liabilities. The recognition of the sale of these assets was reflected in the quarter ended March 31, 1999. The results from discontinued operations relating to FTI was income of $59,000 for the period ended February 28, 1999 and a loss of $32,000 for 1998. The Company dissolved the FTI corporate entity in September 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Since Inception, the Company has financed its operations primarily with proceeds from the private placements and public offerings of equity securities and with funds received under collaborative agreements. In 1997, Schering-Plough Corporation paid the Company an up-front licensing fee of $10 million for the exclusive worldwide rights to market and sell the Company's VASOMAX(R) product for the treatment of MED. During 1998, the Company received $10.0 million in milestone payments relating to the completion of certain developmental milestones for VASOMAX(R) and received nominal royalty payments from Schering-Plough for the sale of VASOMAX(R). During 2000 and 1999, the Company received only royalty payments relating to the sale of VASOMAX(R).

         The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. Net cash of approximately $6.1 million, $14.0 million, and $15.7 million was used in operating activities during 2000, 1999, and 1998, respectively. The Company had cash, cash equivalents and marketable securities of approximately $33.0 million at December 31, 2000. The decreased use of cash for the year ended December 31, 2000 was primarily due a reduction in contracted costs associated with the development of VASOMAX(R) subsequent to the completion of Phase III and open label clinical trials that were used in the July 1998 NDA submission to the FDA and the U.S. clinical hold placed on its phentolamine-based product development programs in 1999. The Company spent approximately $1.6 million in connection with its clinical development programs during 2000 as compared to $8.1 million in 1999 and $18.4 million in 1998. The Company did not purchase any shares of its common stock pursuant to the stock buyback program announced by the Company in December 1997 in either 2000 or 1999 as compared to a purchase of $6.2 million of its common stock during 1998.

         The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financing and corporate collaborative agreements. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts, if the FDA or other regulatory approvals are obtained. Due to delays in the approval of VASOMAX(R), the Company's oral therapy for the treatment of MED, the Company implemented two cost and staff reductions during both September 1999 and July 2000. Currently, the Company has 11 full-time employees and has reduced its cash burn rate substantially. Due to these reductions, the Company believes that its current cash position can fund its current operations through at least the end of 2003.

         The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's clinical and preclinical activities; the progress of the Company's collaborative agreements with affiliates of Schering-Plough and costs associated with any future collaborative research, manufacturing, marketing or other funding arrangements; the costs associated with removing the partial clinical hold of the Company's phentolamine based products, the costs and timing of seeking regulatory approvals of VASOMAX(R) and the Company's other products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if the results of its current or future clinical trials and the commercialization of VASOMAX(R) are not favorable. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         Listed below are the Company's directors whose terms expire at the next annual meeting of the shareholders.

                                                                                      YEAR FIRST
              NAME                    AGE     POSITION WITH THE COMPANY             BECAME DIRECTOR
              ----                    ---     -------------------------             ---------------
  Martin P. Sutter...............     45      Chairman of the Board                      1987
  Joseph S. Podolski.............     53      President, Chief Executive                 1992
                                              Officer, and Director
  Lloyd M. Bentsen, III..........     56      Director                                   2000
  Steven Blasnik.................     43      Director                                   1990
  Timothy McInerney..............     40      Director                                   1996

         Martin P. Sutter. Mr. Sutter, a co-founder of the Company, has served as Chairman of the Board of Directors since December 1987. Since July 1988, Mr. Sutter has been the Managing General Partner of The Woodlands Venture Partners, L.P., a venture capital firm based in Montgomery, Texas, and the General Partner of The Woodlands Venture Fund, L.P. Since June 1998, Mr. Sutter has been managing director of Essex Woodlands Health Ventures, L.L.C. Mr. Sutter is a director of Aronex Pharmaceuticals, Inc., a biotechnology company based in The Woodlands, Texas and several private health-care related companies. He has a B.S. degree from Louisiana State University and an M.B.A. from the University of Houston.

         Joseph S. Podolski. Mr. Podolski joined the Company in 1989 as Vice President of Operations and has served as President and Chief Executive Officer of the Company and as a director since 1992. Prior to joining the Company, Mr. Podolski spent twelve years in various engineering, product development and manufacturing positions at G.D. Searle, a subsidiary of Monsanto Company. Before joining Monsanto, Mr. Podolski held positions in manufacturing, engineering, quality control and development of fine chemicals, antibiotics, pharmaceuticals and hospital products with Abbott Laboratories, Dearborn Chemical Company and Baxter Pharmaceuticals. Mr. Podolski holds a M.S. in chemical engineering from the Illinois Institute of Technology.

         Lloyd M. Bentsen, III. Mr. Bentsen has been a Director of the Company since June 23, 2000. Mr. Bentsen is a general partner and co-founder of Triad Ventures, a group of venture capital funds with over $50 million of capital that seeks to invest in Texas-based emerging growth companies. Prior to founding his venture capital firm in 1979, Mr. Bentsen spent ten years with Rotan Mosle, Inc., a regional investment banking firm, as a member of the corporate finance department. Mr. Bentsen is also on the board of directors of Stewart Information Services Corporation, one of the largest title insurance companies in the United States and traded on the New York Stock Exchange. Mr. Bentsen is a graduate of Princeton University with an M.B.A. from Stanford University.

         Steven Blasnik. Mr. Blasnik has served as a Director of the Company since April 1990. Since 1987, Mr. Blasnik has been employed by the Perot Group and is currently President of Perot Investments, Inc., an investment firm owned by Ross Perot. He is also a director of Perot Systems Corporation. From 1983 to 1987, Mr. Blasnik was an attorney at Hughes & Luce in Dallas, Texas. Mr. Blasnik has a B.S.E. from Princeton University and a J.D. from Harvard Law School.

         Timothy McInerney. Mr. McInerney has served as a Director of the Company since December 1996. Since 1992, Mr. McInerney has been a Managing Director of Paramount Capital, Inc. where he oversees the overall distribution of Paramount's private equity product. Prior to 1992, Mr. McInerney was a research analyst focusing on the biotechnology industry at Ladenburg, Thalman & Co., and he held equity sales positions at Bear, Stearns & Co. and Shearson Lehman Brothers, Inc. Mr. McInerney also has worked in sales and marketing for Bristol-Myers

Squibb. He received his B.S. in pharmacy from St. John's University at New York. He also completed a post-graduate residency at the New York University Medical Center in drug information systems.

         Dr. Jeffrey Jonas became a director in April 1998 and resigned from the Board of Directors on February 26, 2001.

EXECUTIVE OFFICERS

         Set forth below is certain information concerning the executive officers of the Company, including the business experience of each during the past five years.

              NAME                    AGE                    POSITION
              ----                    ---                    --------
  Joseph S. Podolski.............     53     President, Chief Executive Officer, and Director
  Paul Lammers M.D., M.Sc........     43     Senior Vice President, Clinical and Regulatory
                                             Affairs
  Louis Ploth, Jr................     46     Chief Financial Officer, VP Business Development
                                             and Secretary


         Information pertaining to Mr. Podolski, who is both a director and an executive officer of the Company, may be found in the section entitled "Directors".

         Paul Lammers, M.D., M.Sc. Dr. Lammers joined the Company as Senior Vice President, Clinical and Regulatory Affairs in 1998. Previously Dr. Lammers was with Hoechst Marion Roussel where he managed the Medical Services Group as Head of Medical Services in International Marketing. Prior to joining Hoechst, Dr. Lammers was employed for eight years at Organon, Inc., serving most recently as Medical Director and Director of Medical Services. Dr. Lammers holds M.Sc. and M.D. degrees from Catholic University, Nijmegen, The Netherlands.

         Louis Ploth, Jr. Mr. Ploth has fifteen years experience in the biotechnology industry. He joined Zonagen in 1993 and served as Chief Financial Officer from his hiring until March 1999, as well as Vice President, Business Development from his hiring until November 1998. Currently Mr. Ploth serves as Chief Financial Officer and VP Business Development. Previously Mr. Ploth was employed by Unisyn Technologies where he served concurrently as Chief Financial Officer and as Vice President of Finance and Administration. Mr. Ploth was also Corporate Controller of Synbiotics Corporation. Mr. Ploth has a B.S. degree from Montclair State College.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers, and persons who own more than 10% of the Common Stock, to file initial reports of ownership and reports of changes in ownership (Forms 3, 4, and 5) of Common Stock with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all such forms that they file.

         To the Company's knowledge, based solely on the Company's review of the copies of such reports received by the Company and on written representations by certain reporting persons that no reports on Form 5 were required, the Company believes that during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were complied with in a timely manner, except for one filing on Form 3 for Lloyd
M. Bentsen, III and one filing on Form 4 for each of Martin P. Sutter and Timothy McInerney, all of which were filed late.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTORS' MEETINGS AND COMPENSATION

         The Company's operations are managed under the broad supervision of the Board of Directors, that has ultimate responsibility for the establishment and implementation of the Company's general operating philosophy, objectives, goals and policies. During 2000, the Board of Directors convened on four regularly scheduled occasions and took certain additional actions by unanimous written consent in lieu of meetings. All directors attended at least 75% of the meetings held by the Board and any committee of the Board on which he served during his tenure in 2000.

         Employee directors do not receive additional compensation for service on the Board of Directors or its committees. The Company reimburses each non-employee director for travel expenses incurred in connection with attendance at Board meetings. For board meetings attended in person, certain non-employee directors receive $1,000.00 per meeting in cash, stock awards, or options. Employee directors are eligible to participate in the Company's 1994 Employee and Consultant Stock Option Plan and the Amended and Restated 1993 Employee and Consultant Stock Option Plan (the "Incentive Plans"). Non-employee directors are entitled to participate in the Company's 2000 Non-employee Directors' Stock Option Plan (the "2000 Director Plan").

         The Board terminated the 1996 Non-employee Directors' Stock Option Plan (although all options previously granted will remain outstanding pursuant to their original terms) in connection with the approval of the 2000 Director Plan.

         Under the 2000 Director Plan, (i) each non-employee director who is first elected to the Board is entitled to receive an option to purchase 40,000 shares of Common Stock on the date on which he first becomes a non-employee director, and (ii) each non-employee director in office on the date of the Company's annual meeting of stockholders will receive an option to purchase 5,000 shares of Common Stock effective on such date. Additionally under the 2000 Director Plan, the chairman of the board who is first elected to the Board is entitled to receive an option to purchase 10,000 shares of Common Stock on the date on which he first becomes chairman, and the chairman in office on the date of the Company's annual meeting of stockholders will receive an option to purchase 10,000 shares of Common Stock effective on such date. Each non-employee director in office on the date of the adoption of the 2000 Director Plan was granted an option to purchase 40,000 shares of Common Stock on such date, and the chairman of the board in office on the date of the adoption of the 2000 Director Plan was granted an option to purchase 10,000 shares of Common Stock on such date. In 2000, the Company granted options to acquire an aggregate of 210,000 shares of Common Stock to non-employee directors under the 2000 Director Plan. In March 2000, the Board of Directors approved paying each non-employee director $1,000.00 per meeting attended in person, payable in cash, stock awards or options, at the director's discretion. During 2000, the Company paid $2,000.00 to one director, issued stock awards totaling 2,034 shares of Common Stock to two directors, and granted options to purchase Common Stock totaling 1,419 to one director, for the attendance of board meetings in person.

BOARD COMMITTEES

         Pursuant to delegated authority, various Board functions are discharged by the standing committees of the Board. The Board of Directors has appointed four principal standing committees: the Executive Committee, the Compensation and Option Committee, the Nominating Committee and the Audit Committee. The Board of Directors has also appointed a subcommittee of the board to manage efforts relating to a potential strategic transaction. The Executive Committee, currently comprised of Messrs. Sutter and Podolski, is authorized to exercise, to the extent permitted by law, the power of the full Board of Directors when a meeting of the full Board is not practicable or necessary. The Executive Committee convened once in 2000. The Compensation and Option Committee, currently comprised of Messrs. Blasnik and McInerney, selects the employees to whom stock options are to be granted, determines the terms and conditions provided for in each option grant and reviews and recommends to the Board of Directors the amount of compensation to be paid to officers of the Company. The Compensation and Option Committee convened on four occasions in 2000 and took certain additional actions by unanimous written consent in lieu of meetings. The Nominating Committee is currently comprised of Messrs. Sutter and Podolski, and did not meet during 2000. The Audit Committee, currently comprised of Messrs. Bentsen, Blasnik and McInerney, Chairman, provides assistance to the Board of Directors in fulfilling its responsibilities relating to corporate accounting and reporting practices, recommends to the Board of Directors the engagement by the Company of its independent public accountants, approves services performed by the Company's independent public accountants, including fee arrangements and the range of audit and non-audit services, maintains a direct line of communication between the Board of Directors and the Company's independent public accountants and performs such other functions as may be prescribed with respect to audit committees under applicable rules, regulations and policies of The Nasdaq Stock Market, Inc. The Audit Committee meets quarterly and convened on four occasion in 2000. A subcommittee of the board, currently comprised of Messrs. Bentsen, Chairman, and Blasnik, review and screen potential candidates for a strategic transaction, together with the Board of Directors and management of the Corporation, and conduct regular weekly and/or biweekly meetings with each other and Deutsche Banc Alex. Brown. The subcommittee convened 13 times in 2000.

COMPENSATION OF EXECUTIVE OFFICERS

Summary Compensation Table

         The following table provides certain summary information concerning compensation paid or accrued during the last three years to the Company's President and Chief Executive Officer and to each of the four highest paid executive officers of the Company, determined as of the end of the last fiscal year, whose annual compensation exceeded $100,000 (the "Named Executive Officers"):

                                               ANNUAL COMPENSATION            LONG-TERMCOMPENSATION
                                          ------------------------------      ---------------------
                                                                              RESTRICTED  SECURITIES
                                                                               STOCK      UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION               YEAR     SALARY       BONUS         AWARDS($)   OPTIONS(#)      COMPENSATION(1)
---------------------------               ----   ---------    ----------      ----------  ----------      ---------------
Joseph S. Podolski..................      2000   $ 232,500    $   75,000(3)          --           --      $         6,000(4)
     President and Chief Executive        1999   $ 225,000    $   13,680(2)          --       35,000      $         6,000(4)
       Officer                            1998   $ 200,000    $  136,630             --           --      $         6,000(4)

Paul Lammers........................      2000   $ 190,258    $   57,500(3)          --       20,000                   --
     Senior Vice President, Clinical      1999   $ 181,248            --             --       35,000                   --
     and Regulatory Affairs               1998   $ 122,724            --             --       40,000      $        42,029(5)

Louis Ploth, Jr.....................      2000   $ 129,600    $   57,500(3)          --       20,000                   --
     Chief Financial Officer,             1999   $ 121,500    $   28,500             --       30,000                   --
     VP Business Development              1998   $ 112,250            --             --        5,000                   --
     and Secretary

F. Scott Reding.....................     2000    $ 196,875    $   57,500(3)          --        5,000                   --
     Former Senior Vice President,       1999    $ 145,833            --             --       75,000      $         2,906(5)
     Chief Financial Officer and         1998           --            --             --           --                   --
     Secretary(6)

Michael T. Redman...................     2000    $ 151,667    $   35,000(3)          --        5,000                   --
     Former Vice President, Business     1999    $ 131,250            --             --       25,000      $        19,470(5)
     Development(6)                      1998    $  18,750            --             --       25,000                   --


(1) During the periods indicated, perquisites for each individual named in the Summary Compensation Table aggregated less than 10% of the total annual salary and bonus reported for such individual in the Summary Compensation Table. Accordingly, no such amounts are included in the Summary Compensation Table.

(2)  Performance bonus paid in 2000 but earned in 1999.

(3)  Stay bonus granted on October 18, 1999 and paid during 2000.

(4)  Represents car allowance.

(5)  Represents relocation allowance.

(6) Resigned on July 27, 2000 with an effective date of January 31, 2001. In connection with Messrs. Reding and Redman's resignation, the Company has entered into a Full and Complete Settlement Agreement and Release of all Claims, with each, dated July 27, 2000 pursuant to which each of Messrs. Reding and Redman received his full salary at the time of his termination for the period through January 31, 2001.

     Option Grants in 2000

         The following table provides certain information with respect to options granted to the President and Chief Executive Officer and to each of the Named Executive Officers during the fiscal year ended December 31, 2000 under the Company's Incentive Plans:

                                                                                               POTENTIAL REALIZABLE VALUE AT
                                                                                               ASSUMED ANNUAL RATES OF STOCK
                                                                                               PRICE APPRECIATION FOR OPTION
                                                   INDIVIDUAL GRANTS                                      TERM(1)
                            --------------------------------------------------------------   ---------------------------------
                                          PERCENT OF
                            NUMBER OF       TOTAL
                            SECURITIES     OPTIONS                   MARKET
                            UNDERLYING    GRANTED TO                PRICE ON
                             OPTIONS     EMPLOYEES IN    EXERCISE    DATE OF    EXPIRATION
          NAME              GRANTED(#)   FISCAL YEAR      PRICE       GRANT        DATE          0%          5%         10%
          ----              ----------   ------------    --------   ---------   ----------   ---------   ---------   ---------
Joseph S. Podolski ......           --             --          --          --           --          --          --          --
Paul Lammers ............        5,000            3.7%   $   4.31   $    4.31   04/17/2010          --   $  13,562   $  34,369
Paul Lammers ............       15,000           11.0%   $   3.47   $    3.47   09/29/2010          --   $  32,725   $  82,930
Louis Ploth, Jr .........       20,000           14.7%   $   3.47   $    3.47   09/29/2010          --   $  43,633   $ 110,574
F. Scott Reding .........        5,000            3.7%   $   4.31   $    4.31   04/17/2010          --   $  13,562   $  34,369
Michael T. Redman .......        5,000            3.7%   $   4.31   $    4.31   04/17/2010          --   $  13,562   $  34,369


(1) The SEC requires disclosure of the potential realizable value or present value of each grant. The disclosure assumes the options will be held for the full ten-year term prior to exercise. Such options may be exercised prior to the end of such ten-year term. The actual value, if any, an executive officer may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There can be no assurance that the stock price will appreciate at the rates shown in the table.

     Option Exercises and Holdings

         The following table sets forth information concerning option exercises and the value of unexercised options held by the President and Chief Executive Officer and each of the Named Executive Officers of the Company named in the Summary Compensation Table as of the end of the last fiscal year:

                       AGGREGATED OPTION EXERCISES IN 2000
                     AND OPTION VALUES AT DECEMBER 31, 2000

                                                            NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                           UNDERLYING UNEXERCISED            IN-THE-MONEY
                                                              OPTIONS HELD AT               OPTIONS HELD AT
                              SHARES                         DECEMBER 31, 2000            DECEMBER 31, 2000(1)
                            ACQUIRED ON     VALUE       ---------------------------   ---------------------------
           NAME             EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
           ----             -----------   -----------   -----------   -------------   -----------   -------------
  Joseph S. Podolski ....        15,189   $    58,979       184,360          88,000   $    54,310   $          --
  Paul Lammers ..........            --            --        28,000          67,000   $        --   $          --
  Louis Ploth, Jr .......            --            --        64,100          57,600   $        --   $          --
  F. Scott Reding .......            --            --        20,000          60,000   $        --   $          --
  Michael T. Redman .....            --            --        24,000          41,000   $        --   $          --


(1) Computed based on the difference between aggregate fair market value and aggregate exercise price. The fair market value of the Company's Common Stock on December 31, 2000 was $2.625, based on the closing sales price on the Nasdaq Stock Market on December 31, 2000.

PERFORMANCE GRAPH

         The following performance graph compares the performance of the Company's Common Stock to the Nasdaq Combined Composite Index and to the Nasdaq Index of Pharmaceutical Companies. The graph covers the fiscal years ending December 31, 1995 to December 31, 2000. The graph assumes that the value of the investment in the Company's Common Stock and each index was $100 at December 31, 1995 and that all dividends were reinvested.

                         COMPARISON OF CUMULATIVE RETURN
                              AMONG ZONAGEN, INC.,
                        NASDAQ COMBINED MARKET INDEX AND
                      NASDAQ PHARMACEUTICAL COMPANIES INDEX



                                     [GRAPH]



                                             12/31/95      12/31/96    12/31/97   12/31/98    12/31/99  12/31/00
Zonagen, Inc.                                     100         86.21      167.24     175.86       40.23     24.14
Nasdaq Combined Market Index                      100        122.43      149.45     206.99      385.90    233.03
Nasdaq Pharmaceutical Companies Index             100        100.13      103.19     130.23      246.87    307.90

COMPENSATION AND OPTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation and Option Committee currently consists of Messrs. Blasnik and McInerney. During fiscal 2000, no executive officer of the Company served as (i) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on the Compensation Committee of the Board of Directors, (ii) a director of another entity, one of whose executive officers served on the Compensation Committee of the Board of Directors of the Company or (iii) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table presents certain information regarding the beneficial ownership of the Company's Common Stock as of March 1, 2001 by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the Company's chief executive officer and each of the other Named Executive Officers and (iv) all directors and executive officers as a group. Except as described below, each of the persons listed in the table has sole voting and investment power with respect to the shares listed.

                                                                       AMOUNT AND
                                                                        NATURE OF
                                                                       BENEFICIAL
                                                                      OWNERSHIP OF       PERCENTAGE
                 NAME OF BENEFICIAL OWNER                            COMMON STOCK(1)     OF CLASS(2)
                 ------------------------                            ---------------     -----------
Petrus Fund, L.P.
     12377 Merit Dr., Suite 1700
     Dallas, TX  75251......................................            755,793              6.7%
Steven Blasnik..............................................            797,974(3)           7.0%
Joseph S. Podolski..........................................            222,170(4)           1.9%
Martin P. Sutter ...........................................            206,570(5)           1.8%
Timothy McInerney...........................................            107,843(6)             *
Louis Ploth.................................................             68,500(7)             *
Paul Lammers, MD............................................             36,000(8)             *
F. Scott Reding.............................................             27,132(9)             *
Michael T. Redman...........................................             24,000(10)            *
All directors and executive officers
     As a group (8 persons).................................          1,490,189(3)-(10)      12.6%

 *       Does not exceed one percent.

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by such persons.

(2) In accordance with the rules of the Securities and Exchange Commission, each beneficial owner's percentage ownership assumes the exercise or conversion of all options, warrants and other convertible securities held by such person and that are exercisable or convertible within 60 days after March 1, 2001.

(3) Includes (i) 755,793 shares of Common Stock which may be deemed to be beneficially owned by Mr. Blasnik by virtue of his affiliation with Petrus Fund, L.P. and (ii) 42,181 shares of Common Stock issuable upon the exercise of options. Mr. Blasnik disclaims beneficial ownership of the shares owned by Petrus Fund, L.P.

(4) Includes (i) 300 shares of Common Stock which are held by certain of Mr. Podolski's family members and (ii) 184,360 shares of Common Stock issuable upon the exercise of options. Mr. Podolski disclaims beneficial ownership of the shares owned by his family members.

(5) Includes (i) 115,029 shares of Common Stock which may be deemed to be beneficially owned by Mr. Sutter by virtue of his affiliation with Essex/Woodlands Health Ventures, L.P., (ii) 40,000 shares of Common Stock issuable upon the exercise of options and (iii) 524 shares of Common Stock which are held by certain of Mr. Sutter's family members. Mr. Sutter disclaims beneficial ownership of the shares owned by Essex/Woodlands Health Ventures, L.P. and by his family members.

(6) Includes (i) 51,194 shares of Common Stock issuable upon the exercise of warrants, (ii) 27,500 shares of Common Stock issuable upon the exercise of options, and (iii) 3,131 shares of Common Stock which are held by certain of Mr. McInerney's family members. Mr. McInerney disclaims beneficial ownership of the shares owned by his family members.

(7) Includes 66,100 shares of Common Stock issuable upon the exercise of options.

(8) Represents 36,000 shares of Common Stock issuable upon the exercise of options.

(9) Includes (i) 100 shares of Common Stock which are held by a certain of Mr. Reding's family members and (ii) 20,000 shares of Common Stock issuable upon the exercise of options. Mr. Reding disclaims beneficial ownership of the shares owned by his family member.

(10) Represents 24,000 shares of Common Stock issuable upon the exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EMPLOYMENT AGREEMENTS

         The Company has employment agreements with Messrs. Podolski, Lammers, and Ploth which provide for current annual salaries of $235,000, $192,938, and $140,000, respectively. The agreements provide that the Company will pay Messrs. Podolski, Lammers, and Ploth an annual incentive bonus as may be approved by the Board of Directors and that they are entitled to participate in all employee benefit plans sponsored by the Company. Mr. Podolski's employment agreement provides for a primary term expiring in January 2002, with automatic annual renewals unless terminated by either party. If terminated for reasons other than cause, Mr. Podolski is entitled to receive his annual base salary and certain employment benefits for one year following termination. The Board recently amended Mr. Podolski's employment agreement to provide that in the event that he terminates his employment for Good Reason (defined as a change in duties or pay or the like) or is terminated by the Company without Cause, within 12 months of a Change of Control, that he will receive, in lieu of any other severance payments payable to him under such agreement, a lump sum bonus payment of $666,045, as consideration for past services and services rendered in connection with the change of control. Such payment will be deposited in the Joe Podolski Rabbi Trust, and paid to him in installments over the six years following the event. The employment agreements for Messrs. Lammers and Ploth expire in April 2001 and October 2001, respectively, with automatic annual renewals unless otherwise terminated by either party. If terminated for reasons other than cause, Messrs. Lammers and Ploth are entitled to salary and certain employment benefits for six months following termination.

         In addition, the Company amended the employment agreements with Messrs. Lammers and Ploth in 2001. The amendments provide the following additional benefits for Messrs. Lammers and Ploth provided they remain employed by the Company at the date of a change of control:

             o a lump sum cash bonus payable upon the earlier of (i) a change in control (as defined therein) or (ii) the Board's termination of further action to facilitate a change in control;

             o upon a change in control, all outstanding options they hold shall accelerate in full and shall remain exercisable for two years following the change in control;

             o upon a change in control, the Company shall pay each of them a lump sum cash payment equal to one-half of their then current annual salary and

             o for a period of six months following a change in control, the Company shall continue to provide their fringe benefits, such as health and dental insurance.

         During 2000, the Company entered into a Full and Complete Settlement Agreement and Release of all Claims (the "Settlement Agreement") with each of Messrs. Reding and Redman. The agreements provide:

             o a lump sum cash payment equal to one-half of each of their annual salaries at termination;

             o all of their outstanding options remain exercisable for two years from the date of termination and

             o for six months following their respective terminations, the Company provided them with their fringe benefits, such as health and dental insurance.

         Except for the remaining period of exercisability for the options mentioned above, the Company has satisfied all of its obligations under the Settlement Agreements with Messrs. Reding and Redman.

    REPORT OF THE COMPENSATION AND OPTION COMMITTEE OF THE BOARD OF DIRECTORS

         The Compensation and Option Committee (the "Committee") of the Board of Directors of the Company currently consists of Steven Blasnik and Timothy McInerney, neither of whom is an officer or employee of the Company. The Committee is responsible for evaluating the performance of management and determining the compensation for executive officers of the Company and for administering the Company's Incentive Plans under which grants may be made to employees of the Company. The Committee has furnished the following report on executive compensation for 2000:

         Under the supervision of the Committee, the Company has developed a compensation policy which is designated to attract and retain key executives responsible for the success of the Company and motivate management to enhance long-term stockholder value. The annual compensation package for executive officers primarily consists of (i) a cash salary which reflects the responsibilities relating to the position and individual performance, (ii) variable performance awards payable in cash or stock and tied to the achievement of certain personal and corporate goals or milestones and (iii) long-term stock-based incentive awards which strengthen the mutuality of interests between the executive officers and the Company's stockholders.

         In determining the level and composition of compensation of each of the Company's executive officers, the Committee takes into account various qualitative and quantitative indicators of corporate and individual performance. Although no specific target has been established, the Committee generally seeks to set salaries comparable to those of peer group companies. In setting such salaries, the Committee considers its peer group to be certain companies in the biotechnology industries with market capitalizations similar to that of the Company. Such competitive group does not necessarily include the companies comprising the indexes reflected in the performance graph in this Proxy Statement. Because the Company is still in the development stage, the use of certain traditional performance standards (e.g., profitability and return on equity) is not currently appropriate in evaluating the performance of the Company's executive officers. Consequently, in evaluating the performance of management, the Committee takes into consideration such factors as the Company's achieving specified milestones or goals in its clinical development programs. In addition, the Committee recognizes performance and achievements that are more difficult to quantify, such as the successful supervision of major corporate projects and demonstrated leadership ability.

         Base compensation is established through negotiation between the Company and the executive officer at the time the executive is hired, and then subsequently adjusted when such officer's base compensation is subject to review or reconsideration. While the Company has entered into employment agreements with certain of its executive officers, such agreements provide that base salaries after the initial year will be determined by the Committee after review. When establishing or reviewing base compensation levels for each executive officer, the Committee, in accordance with its general compensation policy, considers numerous factors, including the responsibilities relating to the position, the qualifications of the executive and the relevant experience the individual brings to the Company, strategic goals for which the executive has responsibility, and compensation levels of companies at a comparable stage of development who compete with the Company for business, scientific and executive talents. As stated above, such comparable companies are generally those with similar market capitalizations and are not necessarily among the companies comprising the industry or broad market indexes reflected in the performance graph in this Proxy Statement. No pre-determined weights are given to any one of such factors. The base salaries for the executive officers generally, and the Chief Executive Officer specifically, for fiscal 2000 were comparable to the Company's peer group companies.

         In addition to each executive officer's base compensation, the Committee may award cash bonuses and the Committee may grant awards under the Company's Incentive Plans to chosen executive officers depending on the extent to which certain defined personal and corporate performance goals are achieved. Such corporate performance goals are the same as discussed above.

         All employees of the Company, including its executive officers, are eligible to receive long-term stock-based incentive awards under the Company's Incentive Plans as a means of providing such individuals with a continuing proprietary interest in the Company. Such grants further the mutuality of interest between the Company's employees and its stockholders by providing significant incentives for such employees to achieve and maintain high levels of performance. The Company's Incentive Plans enhance the Company's ability to attract and retain the services of qualified individuals. Factors considered in determining whether such awards are granted to an executive officer of the Company include the executive's position in the Company, his or her performance and responsibilities, the amount of stock options, if any, currently held by the officer, the vesting schedules of any such options and the executive officer's other compensation. While the Committee does not adhere to any firmly established formulas or schedules for the issuance of awards such as options or restricted stock, the Committee will generally tailor the terms of any such grant to achieve its goal as a long-term incentive award by providing for a vesting schedule encompassing several years or tying the vesting dates to particular corporate or personal milestones.

         Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), added by the Revenue Reconciliation Act of 1993, places a $1.0 million cap on the deductible compensation that can be paid to certain executives of publicly-traded corporations. Amounts that qualify as "performance based" compensation under Section 162(m)(4)(c) of the Code are exempt from the cap and do not count toward the $1.0 million limit. Generally, stock options will qualify as performance based compensation. The Committee has discussed and considered and will continue to evaluate the potential impact of Section 162(m) on the Company in making compensation determinations, but has not established a set policy with respect to future compensation determinations.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

         The annual base salary of Joseph S. Podolski, the Company's President and Chief Executive Officer, was increased to $235,000 for 2000. In increasing Mr. Podolski's annual base salary for 2000, the Committee evaluated a number of factors, including Mr. Podolski's responsibilities, his general background and qualifications, his achievement of various corporate and personal milestones set by the Committee from time to time, and compensation levels for executives in Mr. Podolski's position and with his background at peer group companies. The Committee has not attached any particular relative weighting to the foregoing factors (or any other factors which the Committee may also consider in reaching compensation decisions for the Company's executive officers).

         On October 18, 1999, the Company's Compensation Committee of the Board of Directors approved and granted stay bonuses aggregating $480,000 for all existing employees, of which Mr. Podolski's bonus was $75,000. These bonuses were to be payable on the first working day of January 2001, for employees who received the grants and who are still employed by the Company on December 31, 2000, subject to acceleration upon the occurrence of certain defined circumstances. On the last working day of December 2000, the Company paid the remaining employees their respective bonuses and related expenses which totaled $270,000. The Committee will retain discretion to determine the amount of any future incentive bonus awards to be paid to Mr. Podolski under its general plan of incentive bonus awards for the Company's executive officers. The Committee expects that it will evaluate a number of factors in reaching this decision, including the Company's strategic goals for which Mr. Podolski has responsibility, his other responsibilities, his initiatives and contributions to the Company's achievement of various corporate and strategic goals and his own achievement of certain personal milestones as determined by the Committee from time to time.

         Mr. Podolski was not granted any options to purchase shares under the Company's Incentive Plans during 2000. Mr. Podolski participates in the Company's Incentive Plans on the same general terms as other participants in the Plan, although the amount of shares underlying option grants to Mr. Podolski has historically been larger than for other employees as a result of his position.

         The Board recently amended Mr. Podolski's employment agreement to provide that in the event that he terminates his employment for Good Reason (defined as a change in duties or pay or the like) or is terminated by the Company without Cause, within 12 months of a Change of Control, that he will receive, in lieu of any other severance payments payable to him under such agreement, a lump sum bonus payment of $666,045, as consideration for past services and services rendered in connection with the change of control. Such payment will be deposited in the Joe Podolski Rabbi Trust, and paid to him in installments over the six years following the event.

         The foregoing report is given by the following members of the
Committee:

                           Timothy McInerney, Chairman
                                 Steven Blasnik

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      Documents Filed as a Part of this Report

                  1.       Financial Statements

                           FINANCIAL STATEMENTS                                                                PAGE
                           --------------------                                                                ----
                           Report of Independent Public Accountants.............................................F-1
                           Consolidated Balance Sheets as of December 31, 2000 and 1999.........................F-2
                           Consolidated Statements of Operations for the Years Ended
                               December 31, 2000, 1999 and 1998 and (unaudited)
                               from Inception (August 20, 1987) through December 31, 2000.......................F-3
                           Consolidated Statement of Stockholders' Equity ......................................F-4
                           Consolidated Statements of Cash Flows for the Years Ended
                               December 31, 2000, 1999 and 1998 and (unaudited) from Inception
                               (August 20, 1987) through December 31, 2000......................................F-8
                           Notes to Consolidated Financial Statements...........................................F-9

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

    EXHIBIT NUMBER                       IDENTIFICATION OF EXHIBIT

         3.1(a)   --       Restated Certificate of Incorporation. Exhibit 3.3 to
                           the Company's Registration Statement on Form SB-2
                           (No. 33-57728-FW), as amended ("Registration
                           Statement"), is incorporated herein by reference.

         3.1(b)   --       Certificate of Designation of Series One Junior
                           Participating Preferred Stock dated September 2,
                           1999. Exhibit A to Exhibit 4.1 to the Company's
                           Registration Statement on Form 8-A as filed with the Commission on September 3, 1999 (the "Rights Plan
                           Registration Statement"), is incorporated herein by reference.

         3.2      --       Restated Bylaws of the Company. Exhibit 3.4 to the
                           Registration Statement is incorporated herein by reference.

         4.1      --       Specimen Certificate of Common Stock, $.001 par
                           value, of the Company. Exhibit 4.1 to the Registration Statement is incorporated herein by reference.

         4.2      --       Rights Agreement dated September 1, 1999 between the
                           Company and Computershare Investor Services LLC (as successor in interest to Harris Trust & Savings
                           Bank), as Rights Agent. Exhibit 4.1 to the Rights
                           Plan Registration Statement is incorporated herein by reference.

         4.3      --       Form of Rights Certificate. Exhibit B to Exhibit 4.1
                           to the Rights Plan Registration Statement is incorporated herein by reference.

         10.1+    --       Amended and Restated 1993 Employee and Consultant
                           Stock Option Plan. Exhibit 10.3 to the Registration
                           Statement is incorporated herein by reference.

         10.2+    --       First Amendment to the Zonagen, Inc. Amended and
                           Restated 1993 Stock Option Plan. Exhibit 10.22 to the
                           Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K) is incorporated herein by reference.

    EXHIBIT NUMBER                       IDENTIFICATION OF EXHIBIT

         10.3     --       Lease Agreement dated March 22, 1990, between the
                           Company and The Woodlands Equity Partnership-89.
                           Exhibit 10.4 to the Registration Statement is incorporated herein by reference.

         10.4*    --       Extension, Modification and Ratification of Lease
                           dated May 31, 2000, between the Company and Woodlands
                           Equity Partnership-89.

         10.5+    --       Employment Agreement between the Company and Joseph
                           S. Podolski. Exhibit 10.5 to the Registration
                           Statement is incorporated herein by reference.

         10.6+    --       Employment Agreement between the Company and Louis
                           Ploth, Jr.

         10.7*+   --       First Amendment to Employment Agreement between the
                           Company and Louis Ploth, Jr.

         10.8*    --       Assignment Agreement dated April 13, 1994, among
                           Zonagen, Inc., Gamogen, Inc. and Dr. Adrian
                           Zorgniotti.

         10.9     --       Amendment No. 2 to Assignment Agreement dated
                           September 30, 1997, between the Company and Gamogen,
                           Inc. Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September
                           30, 1997 is incorporated herein by reference.

         10.10    --       Conditional Amendment No. 1 to Assignment Agreement
                           dated January 24, 1997, between the Company and Gamogen, Inc. Exhibit 10.1 to the Company's Quarterly
                           Report on Form 10-Q for the fiscal quarter ended
                           March 31, 1997 is incorporated herein by reference.

         10.11*   --       Registration Rights Agreement dated October 13, 1994,
                           effective October 1, 1994, among Zonagen, Inc. and J.
                           Tyler Dean.

         10.12+   --       1996 Nonemployee Directors' Stock Option Plan.
                           Exhibit 10.1 to the Company's Quarterly Report on
                           Form 10-Q for the fiscal quarter ended June 30, 1997 is incorporated herein by reference.

         10.13    --       Supply Agreement dated June 12, 1997, between the
                           Company and Plasto S.A. (Synkem Division). Exhibit
                           10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form
                           10-K") is incorporated herein by reference.

         10.14++  --       Amendment to the Supply Agreement dated June 12,
                           1997, between the Company and Plasto S.A. (Synkem
                           Division). Exhibit 10.23 to the 1999 Form 10-K is incorporated herein by reference.

         10.15++  --       Exclusive License Agreement dated November 15, 1997,
                           between the Company and Schering Corporation. Exhibit
                           10.27 to the 1997 Form 10-K is incorporated herein by reference.

         10.16++  --       Exclusive License Agreement dated November 15, 1997,
                           between the Company and Schering-Plough Ltd. Exhibit
                           10.28 to the 1997 Form 10-K is incorporated herein by reference.

         10.17+   --       Employment Agreement between the Company and Paul
                           Lammers, MD MSc. Exhibit 10.29 to the Company's
                           Annual Report on Form 10-K for the year ended
                           December 31, 1998 (the "1998 Form 10-K") is incorporated herein by reference.

         10.18*+  --       First Amendment to Employment Agreement between the
                           Company and Paul Lammers, MD M.Sc.

         10.19    --       Asset Purchase Agreement between Zonagen, Inc.,
                           Fertility Technologies, Inc. and Sage BioPharma dated as of March 1, 1999. Exhibit 10.1 to the Company's
                           Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999 is incorporated herein by reference.

         10.20+   --       2000 Non-Employee Directors' Stock Option Plan.
                           Appendix B to the Company's Definitive Proxy
                           Statement filed on April 26, 2000 is incorporated herein by reference.

         10.21*+  --       First Amendment to the Zonagen, Inc. 2000
                           Non-Employee Directors' Stock Option Plan.

         11.1*    --       Statement regarding computation of loss per share

         23.1*    --       Consent of Arthur Andersen LLP

         27.1*    --       Financial Data Schedule


* Filed herewith.

+ Management contract or compensatory plan.

++ Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act. Such omitted portions have been filed separately with the Commission.

         (b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K dated December 13, 2000 reporting an event under Item 5.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ZONAGEN, INC.


                                       By: /s/ Joseph S. Podolski
                                          --------------------------------------
                                          Joseph S. Podolski
                                          President and Chief Executive Officer
Dated: April 2, 2001


                 SIGNATURE                                         TITLE                            DATE
/s/      Joseph S. Podolski                         President, Chief Executive Officer         April 2, 2001
----------------------------------------                        and Director
         Joseph S. Podolski                            (Principal Executive Officer)

/s/      Louis Ploth, Jr.                          Chief Financial Officer, VP Business        April 2, 2001
----------------------------------------                 Development and Secretary
         Louis Ploth, Jr.                            (Principal Financial Officer and
                                                       Principal Accounting Officer)

/s/      Martin P. Sutter                           Chairman of the Board of Directors         April 2, 2001
----------------------------------------
         Martin P. Sutter

/s/      Steven Blasnik                                          Director                      April 2, 2001
----------------------------------------
         Steven Blasnik

/s/      Timothy McInerney                                       Director                      April 2, 2001
----------------------------------------
         Timothy McInerney

/s/      Lloyd M. Bentsen, III                                   Director                      April 2, 2001
----------------------------------------
         Lloyd M. Bentsen, III

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Zonagen, Inc.:

         We have audited the accompanying consolidated balance sheets of Zonagen, Inc. (a Delaware corporation in the development stage), and subsidiary (collectively, "the Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zonagen, Inc., and subsidiary as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

         As explained in Note 2 to the consolidated financial statements, effective January 1, 2000, the Company changed its method of accounting for revenue recognition.

ARTHUR ANDERSEN LLP

Houston, Texas
February 2, 2001

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                                       DECEMBER 31,      DECEMBER 31,
                                                                                          2000              1999
                                                                                       ------------      ------------
                                                        ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                          $   2,511         $   4,106
     Marketable securities - short term                                                    24,417            31,146
     Product inventory                                                                      4,525             4,003
     Prepaid expenses and other current assets                                                767               800
                                                                                        ---------         ---------
              Total current assets                                                         32,220            40,055
LAB EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS, net                                      556               852
MARKETABLE SECURITIES - LONG TERM                                                           6,023             3,884
OTHER ASSETS, net                                                                           1,575             1,496
                                                                                        ---------         ---------
              Total assets                                                              $  40,374         $  46,287
                                                                                        =========         =========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                   $   2,641         $   3,561
     Accrued expenses                                                                         284               976
     Deferred revenue - short term                                                          2,146                --
                                                                                        ---------         ---------
              Total current liabilities                                                     5,071             4,537
                                                                                        ---------         ---------
DEFERRED REVENUE - LONG TERM                                                                4,243                --
STOCKHOLDERS' EQUITY
     Undesignated Preferred Stock, $.001 par value, 5,000,000
          shares authorized, none issued and outstanding                                       --                --
     Common Stock, $.001 par value, 20,000,000 shares authorized, 11,742,153 and
          11,681,324 shares issued, respectively; 11,326,852 and 11,266,024
          shares outstanding, respectively                                                     12                12
     Additional paid-in capital                                                           113,780           113,564
     Deferred compensation                                                                   (241)             (490)
     Cost of treasury stock, 415,300 shares                                                (7,484)           (7,484)
     Deficit accumulated during the development stage                                     (75,007)          (63,852)
                                                                                        ---------         ---------
              Total stockholders' equity                                                   31,060            41,750
                                                                                        ---------         ---------
              Total liabilities and stockholders' equity                                $  40,374         $  46,287
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

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)

                                                                                                                 FROM INCEPTION
                                                                                                                (AUGUST 20, 1987)
                                                                       FOR THE YEAR ENDED DECEMBER 31,               THROUGH
                                                                 ------------------------------------------        DECEMBER 31,
                                                                   2000             1999             1998             2000
                                                                 --------         --------         --------     -----------------
                                                                                                                   (UNAUDITED)
REVENUES
       Licensing fees                                            $  2,115         $     --         $ 10,000         $ 22,365
       Product royalties                                              164              242              163              569
       Research and development grants                                 72               --               --               72
       Interest income                                              2,239            2,170            3,205           10,467
                                                                 --------         --------         --------         --------
             Total revenues                                         4,590            2,412           13,368           33,473
EXPENSES
       Research and development                                     4,495           12,180           22,438           80,180
       General and administrative                                   2,796            3,249            3,211           18,569
       Interest expense and amortization
            of intangibles                                             --                8                3              388
                                                                 --------         --------         --------         --------
             Total expenses                                         7,291           15,437           25,652           99,137
                                                                 --------         --------         --------         --------

Loss from continuing operations                                    (2,701)         (13,025)         (12,284)         (65,664)
Income (loss) from discontinued operations                             --               59              (32)          (1,828)
Gain on disposal                                                       --            1,014               --              939
                                                                 --------         --------         --------         --------
Net loss before cumulative effect of
     change in accounting principle                                (2,701)         (11,952)         (12,316)         (66,553)
Cumulative effect of change in accounting
     principle                                                     (8,454)              --               --           (8,454)
                                                                 --------         --------         --------         --------
NET LOSS                                                         $(11,155)        $(11,952)        $(12,316)        $(75,007)
                                                                 ========         ========         ========         ========

INCOME (LOSS) PER SHARE - BASIC AND DILUTED:
Loss from continuing operations                                  $  (0.24)        $  (1.16)        $  (1.09)
Income from discontinued operations                                    --             0.01               --
Gain on disposal                                                       --             0.09               --
                                                                 --------         --------         --------
Net loss before cumulative effect of
     change in accounting principle                                 (0.24)           (1.06)           (1.09)
Cumulative effect of change in accounting
     principle                                                      (0.75)              --               --
                                                                 --------         --------         --------
NET LOSS                                                         $  (0.99)        $  (1.06)        $  (1.09)
                                                                 ========         ========         ========

Shares used in income (loss) per share calculation:
       Basic                                                       11,303           11,244           11,275
       Diluted                                                     11,303           11,244           11,275

Pro forma amounts assuming the accounting
     change is applied retroactively:
                                                                                  --------         --------
Net loss                                                                          $ (9,838)        $(13,088)
                                                                                  ========         ========

                                                                                  --------         --------
Net loss per share                                                                $  (0.87)        $  (1.16)
                                                                                  ========         ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       (in thousands except share amounts)

                                                             PREFERRED STOCK                COMMON STOCK                 ADDITIONAL
                                                            -----------------       -----------------------------          PAID-IN
                                                            SHARES     AMOUNT         SHARES             AMOUNT            CAPITAL
                                                            ------     ------       ----------         ----------        ----------
 Exchange of common stock ($.004 per share) for
  technology rights and services from founding
  stockholders                                                 --       $ --           245,367         $       --        $        1
 Net Loss                                                      --         --                --                 --                --
                                                             ----       ----        ----------         ----------        ----------
BALANCE AT DECEMBER 31, 1987 (unaudited)                       --         --           245,367                 --                 1
 Net Loss                                                      --         --                --                 --                --
                                                             ----       ----        ----------         ----------        ----------
BALANCE AT DECEMBER 31, 1988 (unaudited)                       --         --           245,367                 --                 1
 Proceeds from issuance of common stock                        --         --            65,431                 --                 3
 Net Loss                                                      --         --                --                 --                --
                                                             ----       ----        ----------         ----------        ----------
BALANCE AT DECEMBER 31, 1989 (unaudited)                       --         --           310,798                 --                 4
 Proceeds from issuance of common stock                        --         --               467                 --                --
 Net Loss                                                      --         --                --                 --                --
                                                             ----       ----        ----------         ----------        ----------
BALANCE AT DECEMBER 31, 1990 (unaudited)                       --         --           311,265                 --                 4
 Net Loss                                                      --         --                --                 --                --
                                                             ----       ----        ----------         ----------        ----------
BALANCE AT DECEMBER 31, 1991 (unaudited)                       --         --           311,265                 --                 4
 Conversion of 391,305 shares of Series C
  preferred stock into common stock                            --         --            91,442                 --               360
 Purchase of retirement of common stock                        --         --           (23,555)                --                (1)
 Proceeds from issuance of common stock                        --         --            16,946                 --                 7
 Net Loss                                                      --         --                --                 --                --
                                                             ----       ----        ----------         ----------        ----------
BALANCE AT DECEMBER 31, 1992 (unaudited)                       --         --           396,098                  1               370
 Issuance of common stock for cash, April 1, 1993,
  and May 12, 1993 ($5.50 per share), net of offering
  costs of $1,403,400                                          --         --         1,534,996                  2             7,037
 Issuance of common stock for cash and license
  agreement, December 9, 1993 ($10.42 per share),
  net of offering costs of $46,833                             --         --           239,933                 --             2,453
 Conversion of Series A preferred stock to common stock        --         --           179,936                 --               600
 Conversion of Series B preferred stock to common stock        --         --            96,013                 --               378
 Conversion of Series C preferred stock to common stock        --         --           876,312                  1             3,443
 Conversion of Series D preferred stock to common stock        --         --           280,248                 --               599
 Conversion of bridge loan to common stock                     --         --            64,000                 --               256
 Net Loss                                                      --         --                --                 --                --
                                                             ----       ----        ----------         ----------        ----------


                                                                                                 DEFICIT
                                                                                               ACCUMULATED
                                                                         TREASURY STOCK        DURING THE            TOTAL
                                                            DEFERRED    ----------------       DEVELOPMENT        STOCKHOLDERS'
                                                         COMPENSATION   SHARES    AMOUNT          STAGE              EQUITY
                                                         ------------   ------    ------       ----------         -------------
 Exchange of common stock ($.004 per share) for
  technology rights and services from founding
  stockholders                                               $ --         --       $ --        $       --         $        1
 Net Loss                                                      --         --         --               (28)               (28)
                                                             ----        ---       ----        ----------         ----------
BALANCE AT DECEMBER 31, 1987 (unaudited)                       --         --         --               (28)               (27)
 Net Loss                                                      --         --         --              (327)              (327)
                                                             ----        ---       ----        ----------         ----------
BALANCE AT DECEMBER 31, 1988 (unaudited)                       --         --         --              (355)              (354)
 Proceeds from issuance of common stock                        --         --         --                --                  3
 Net Loss                                                      --         --         --              (967)              (967)
                                                             ----        ---       ----        ----------         ----------
BALANCE AT DECEMBER 31, 1989 (unaudited)                       --         --         --            (1,322)            (1,318)
 Proceeds from issuance of common stock                        --         --         --                --                 --
 Net Loss                                                      --         --         --            (1,426)            (1,426)
                                                             ----        ---       ----        ----------         ----------
BALANCE AT DECEMBER 31, 1990 (unaudited)                       --         --         --            (2,748)            (2,744)
 Net Loss                                                      --         --         --            (1,820)            (1,820)
                                                             ----        ---       ----        ----------         ----------
BALANCE AT DECEMBER 31, 1991 (unaudited)                       --         --         --            (4,568)            (4,564)
 Conversion of 391,305 shares of Series C
  preferred stock into common stock                            --         --         --                --                360
 Purchase of retirement of common stock                        --         --         --                --                 (1)
 Proceeds from issuance of common stock                        --         --         --                --                  7
 Net Loss                                                      --         --         --            (1,583)            (1,583)
                                                             ----        ---       ----        ----------         ----------
BALANCE AT DECEMBER 31, 1992 (unaudited)                       --         --         --            (6,151)            (5,781)
 Issuance of common stock for cash, April 1, 1993,
  and May 12, 1993 ($5.50 per share), net of offering
  costs of $1,403,400                                          --         --         --                --              7,039
 Issuance of common stock for cash and license
  agreement, December 9, 1993 ($10.42 per share),
  net of offering costs of $46,833                             --         --         --                --              2,453
 Conversion of Series A preferred stock to common stock        --         --         --                --                600
 Conversion of Series B preferred stock to common stock        --         --         --                --                378
 Conversion of Series C preferred stock to common stock        --         --         --                --              3,444
 Conversion of Series D preferred stock to common stock        --         --         --                --                600
 Conversion of bridge loan to common stock                     --         --         --                --                256
 Net Loss                                                      --         --         --            (2,532)            (2,532)
                                                             ----        ---       ----        ----------         ----------

                                   (continued)

                          ZONAGEN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (in thousands except share amounts)

                                                                        PREFERRED STOCK             COMMON STOCK        ADDITIONAL
                                                                   ------------------------   ------------------------    PAID-IN
                                                                     SHARES        AMOUNT       SHARES       AMOUNT       CAPITAL
                                                                   ----------    ----------   ----------   ----------   ----------
BALANCE AT DECEMBER 31, 1993 (unaudited)                                   --    $       --    3,667,536   $        4   $   15,136
  Deferred compensation resulting from grant of options                    --            --           --           --          188
  Amortization of deferred compensation                                    --            --           --           --           --
  Exercise of warrants to purchase common stock
    for cash, June 30, 1994 ($3.94 per share)                              --            --       39,623           --          156
  Issuance of common stock for purchase of FTI,
    October 13, 1994                                                       --            --      111,111           --        1,567
  Net loss                                                                 --            --           --           --           --
                                                                   ----------    ----------   ----------   ----------   ----------
BALANCE AT DECEMBER 31, 1994                                               --            --    3,818,270            4       17,047
  Amortization of deferred compensation                                    --            --           --           --           --
  Exercise of options to purchase common stock for cash,
    January and April 1995 ($.10 to $6.13 per share)                       --            --        4,546           --           14
  Issuance of common stock for cash and a financing
    charge, March 9, 1995                                                  --            --       16,000           --           76
  Issuance of Series A preferred stock for cash,
    October 4, 1995, and October 19, 1995 ($10.00 per
    share), net of offering costs of $651,495                         598,850             1           --           --        5,336
  Conversion of warrants to purchase common
    stock as a result of offering under antidilution clause,
    October 19, 1995 ($3.63 per share)                                     --            --           --           --           --
  Conversion of Series A preferred stock into
    common stock, November and December 1995                          (94,000)           --      259,308           --           --
  Net loss                                                                 --            --           --           --           --
                                                                   ----------    ----------   ----------   ----------   ----------
BALANCE AT DECEMBER 31, 1995                                          504,850             1    4,098,124            4       22,473
  Deferred compensation resulting from grant of options                    --            --           --           --           86
  Amortization of deferred compensation                                    --            --           --           --           --
  Exercise of warrants to purchase common stock for cash,
    January through December 1996 ($3.63 per share)                        --            --      227,776           --          827
  Conversion of Series A preferred stock into
    common stock, January through November 1996                      (507,563)           (1)   1,396,826            2           (1)
  Issuance of options for services, January 12, 1996                       --            --           --           --           99
  Exercise of options to purchase common stock for
    cash, February through November 1996 ($.001 to
    $5.50 per share)                                                       --            --       23,100           --           75
  Issuance of common stock for agreement not to
    compete, April 13, 1996                                                --            --       19,512           --          200
  Exercise of warrants to purchase Series A preferred
    stock under cashless exercise provision,
     June 5, 1996                                                       2,713            --           --           --           --
  Issuance of Series B preferred stock for cash,
    September 30, 1996, and October 11, 1996 ($10.00
    per share), net of offering costs of $2,557,440                 1,692,500             2           --           --       14,366
  Conversion of Series B preferred stock into common
    stock, November through December 1996                            (177,594)           --      268,058           --           --
  Net loss                                                                 --            --           --           --           --
                                                                   ----------    ----------   ----------   ----------   ----------

                                                                                                         DEFICIT
                                                                                                        ACCUMULATED
                                                                                    TREASURY STOCK       DURING THE       TOTAL
                                                                     DEFERRED    --------------------   DEVELOPMENT    STOCKHOLDERS'
                                                                   COMPENSATION   SHARES     AMOUNT         STAGE         EQUITY
                                                                   ------------  -------   ----------   -----------    -------------
BALANCE AT DECEMBER 31, 1993 (unaudited)                            $       --        --   $       --    $   (8,683)     $ 6,457
  Deferred compensation resulting from grant of options                   (188)       --           --            --           --
  Amortization of deferred compensation                                     38        --           --            --           38
  Exercise of warrants to purchase common stock
    for cash, June 30, 1994 ($3.94 per share)                               --        --           --            --          156
  Issuance of common stock for purchase of FTI,
    October 13, 1994                                                        --        --           --            --        1,567
  Net loss                                                                  --        --           --        (3,970)      (3,970)
                                                                    ----------   -------   ----------    ----------      -------
BALANCE AT DECEMBER 31, 1994                                              (150)       --           --       (12,653)       4,248
  Amortization of deferred compensation                                     37        --           --            --           37
  Exercise of options to purchase common stock for cash,
    January and April 1995 ($.10 to $6.13 per share)                        --        --           --            --           14
  Issuance of common stock for cash and a financing
    charge, March 9, 1995                                                   --        --           --            --           76
  Issuance of Series A preferred stock for cash,
    October 4, 1995, and October 19, 1995 ($10.00 per
    share), net of offering costs of $651,495                               --        --           --            --        5,337
  Conversion of warrants to purchase common
    stock as a result of offering under antidilution clause,
    October 19, 1995 ($3.63 per share)                                      --        --           --            --           --
  Conversion of Series A preferred stock into
    common stock, November and December 1995                                --        --           --            --           --
  Net loss                                                                  --        --           --        (4,287)      (4,287)
                                                                    ----------   -------   ----------    ----------      -------
BALANCE AT DECEMBER 31, 1995                                              (113)       --           --       (16,940)       5,425
  Deferred compensation resulting from grant of options                    (86)       --           --            --           --
  Amortization of deferred compensation                                     54        --           --            --           54
  Exercise of warrants to purchase common stock for cash,
    January through December 1996 ($3.63 per share)                         --        --           --            --          827
  Conversion of Series A preferred stock into
    common stock, January through November 1996                             --        --           --            --           --
  Issuance of options for services, January 12, 1996                        --        --           --            --           99
  Exercise of options to purchase common stock for
    cash, February through November 1996 ($.001 to
    $5.50 per share)                                                        --        --           --            --           75
  Issuance of common stock for agreement not to
    compete, April 13, 1996                                                 --        --           --            --          200
  Exercise of warrants to purchase Series A preferred
    stock under cashless exercise provision,
     June 5, 1996                                                           --        --           --            --           --
  Issuance of Series B preferred stock for cash,
    September 30, 1996, and October 11, 1996 ($10.00
    per share), net of offering costs of $2,557,440                         --        --           --            --       14,368
  Conversion of Series B preferred stock into common
    stock, November through December 1996                                   --        --           --            --           --
  Net loss                                                                  --        --           --        (9,470)      (9,470)
                                                                    ----------   -------   ----------    ----------      -------

                                   (continued)

                          ZONAGEN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (in thousands except share amounts)

                                                                PREFERRED STOCK                   COMMON STOCK          ADDITIONAL
                                                            ------------------------    ----------------------------     PAID-IN
                                                              SHARES        AMOUNT        SHARES            AMOUNT       CAPITAL
                                                            ----------    ----------    ----------        ----------    ----------
BALANCE AT DECEMBER 31, 1996                                 1,514,906    $        2     6,033,396        $        6    $   38,125
  Deferred compensation resulting from grant of options             --            --            --                --         2,110
  Amortization of deferred compensation                             --            --            --                --            --
  Exercise of options to purchase common stock
    for cash, January through December 1997 ($0.00 to
    $22.25 per share)                                               --            --        90,955                --           522
  Exercise of warrants to purchase common stock
    for cash, January through December 1997 ($3.63 and
    $3.07 per share)                                                --            --        22,368                --            75
  Issuance of common stock for a cashless exercise of
    Series A preferred stock warrants, February through
    September 1997                                                  --            --        81,294                --            --
  Exercise of Series A preferred stock warrants to
    purchase common stock for cash, April 1997 ($11.00
    per share)                                                      --            --           818                --             3
  Issuance of common stock for a cashless exercise of
    Series B preferred stock warrants, April through
    November 1997                                                   --            --        88,223                --            --
  Exercise of Series B preferred stock warrants to
    purchase common stock for cash, April through July
    1997 ($11.00 per share)                                         --            --        17,169                --           125
  Issuance of common stock as final purchase price
    for acquisition of FTI, January 31, 1997 ($9.833 per
    share)                                                          --            --       305,095                 1            --
  Issuance of common stock as final debt payment
    on FTI acquisition, January 31, 1997 ($9.833 per
    share)                                                          --            --        19,842                --            94
  Conversion of Series B preferred stock into common
     stock, January through October 1997                    (1,514,906)           (2)    2,295,263                 2            (1)
  Issuance of common stock for cash, July 25, 1997
    ($30.00 per share), net of offering costs
     of $5,438,846                                                  --            --     2,587,500                 3        72,183
  Purchase of treasury stock, December 1997                         --            --            --                --            --
  Net loss                                                          --            --            --                --            --
                                                            ----------    ----------    ----------        ----------    ----------


                                                                                                        DEFICIT
                                                                                                      ACCUMULATED
                                                                               TREASURY STOCK         DURING THE         TOTAL
                                                             DEFERRED      -----------------------    DEVELOPMENT    STOCKHOLDERS'
                                                           COMPENSATION      SHARES       AMOUNT         STAGE          EQUITY
                                                           ------------    ----------   ----------    -----------    -------------
BALANCE AT DECEMBER 31, 1996                                $     (145)            --   $       --    $  (26,410)     $   11,578
  Deferred compensation resulting from grant of options         (2,110)            --           --            --              --
  Amortization of deferred compensation                            854             --           --            --             854
  Exercise of options to purchase common stock
    for cash, January through December 1997 ($0.00 to
    $22.25 per share)                                               --             --           --            --             522
  Exercise of warrants to purchase common stock
    for cash, January through December 1997 ($3.63 and
    $3.07 per share)                                                --             --           --            --              75
  Issuance of common stock for a cashless exercise of
    Series A preferred stock warrants, February through
    September 1997                                                  --             --           --            --              --
  Exercise of Series A preferred stock warrants to
    purchase common stock for cash, April 1997 ($11.00
    per share)                                                      --             --           --            --               3
  Issuance of common stock for a cashless exercise of
    Series B preferred stock warrants, April through
    November 1997                                                   --             --           --            --              --
  Exercise of Series B preferred stock warrants to
    purchase common stock for cash, April through July
    1997 ($11.00 per share)                                         --             --           --            --             125
  Issuance of common stock as final purchase price
    for acquisition of FTI, January 31, 1997 ($9.833 per
    share)                                                          --             --           --            --               1
  Issuance of common stock as final debt payment
    on FTI acquisition, January 31, 1997 ($9.833 per
    share)                                                          --             --           --            --              94
  Conversion of Series B preferred stock into common
     stock, January through October 1997                            --             --           --            --              (1)
  Issuance of common stock for cash, July 25, 1997
    ($30.00 per share), net of offering costs
     of $5,438,846                                                  --             --           --            --          72,186
  Purchase of treasury stock, December 1997                         --         61,500       (1,287)           --          (1,287)
  Net loss                                                          --             --           --       (13,174)        (13,174)
                                                            ----------     ----------    ---------    ----------      ----------

                            (continued)

                          ZONAGEN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (in thousands except share amounts)

                                                              PREFERRED STOCK                COMMON STOCK              ADDITIONAL
                                                            --------------------     ----------------------------        PAID-IN
                                                             SHARES      AMOUNT        SHARES            AMOUNT          CAPITAL
                                                            --------    --------     ----------        ----------      ----------
BALANCE AT DECEMBER 31, 1997                                    --       $ --        11,541,923        $       12      $  113,236
  Deferred compensation resulting from grant of options         --         --                --                --              55
  Amortization of deferred compensation                         --         --                --                --              --
  Forfeiture of stock options, December 1998                    --         --                --                --             (21)
  Exercise of options to purchase common stock
    for cash, January through October 1998 ($0.43 to
    $22.25 per share)                                           --         --            63,022                --             344
  Issuance of common stock for services, January
    15, 1998                                                    --         --             5,000                --             103
  Issuance of common stock for a cashless exercise of
    Series B preferred stock warrants, May through
    July 1998                                                   --         --            11,195                --              --
  Purchase of treasury stock, January through
  September 1998 ($13.00 to $20.65 per share)                   --         --                --                --              --
  Net loss                                                      --         --                --                --              --
                                                              ----       ----        ----------        ----------      ----------
BALANCE AT DECEMBER 31, 1998                                    --         --        11,621,140                12         113,717
  Deferred compensation resulting from grant of options         --         --                --                --            (229)
  Amortization of deferred compensation                         --         --                --                --              --
  Exercise of options to purchase common stock
    for cash, February through September 1999 ($0.04 to
    $8.375 per share)                                           --         --            31,866                --              72
  Issuance of common stock for a cashless exercise of
    common stock warrants, February 1999                        --         --             4,775                --              --
  Issuance of common stock for a cashless exercise of
    Series A preferred stock warrants, April 1999               --         --            22,131                --              --
  Issuance of common stock for a cashless exercise of
   Series B preferred stock warrants, March through
   April 1999                                                   --         --               876                --              --
  Exercise of Series B preferred stock warrants to
   purchase common stock for cash, January 1999
   ($11.00 per share)                                           --         --               536                --               4
  Net loss                                                      --         --                --                --              --
                                                              ----       ----        ----------        ----------      ----------
BALANCE AT DECEMBER 31, 1999                                    --         --        11,681,324                12         113,564
  Deferred compensation resulting from grant of options         --         --                --                --              77
  Amortization of deferred compensation                         --         --                --                --              --
  Exercise of options to purchase common stock
    for cash, March through September 2000 ($0.43 to
    $8.375 per share)                                           --         --            49,416                --             112
  Issuance of common stock through employee stock
    purchase plan for cash, December 29, 2000                   --         --             9,379                --              21
  Issuance of common stock to Board of Director members
    for services, May through December 2000                     --         --             2,034                --               6
  Net loss                                                      --         --                --                --              --
                                                              ----       ----        ----------        ----------      ----------
BALANCE AT DECEMBER 31, 2000                                    --       $ --        11,742,153        $       12      $  113,780
                                                              ====       ====        ==========        ==========      ==========
                                                                                                          DEFICIT
                                                                                                        ACCUMULATED
                                                                                  TREASURY STOCK         DURING THE       TOTAL
                                                                DEFERRED     ------------------------   DEVELOPMENT   STOCKHOLDERS'
                                                              COMPENSATION     SHARES        AMOUNT        STAGE         EQUITY
                                                              ------------   ----------    ----------   -----------   -------------
BALANCE AT DECEMBER 31, 1997                                   $   (1,401)       61,500    $   (1,287)  $  (39,584)    $   70,976
  Deferred compensation resulting from grant of options                --            --            --           --             55
  Amortization of deferred compensation                               422            --            --           --            422
  Forfeiture of stock options, December 1998                           21            --            --           --             --
  Exercise of options to purchase common stock
    for cash, January through October 1998 ($0.43 to
    $22.25 per share)                                                  --            --            --           --            344
  Issuance of common stock for services, January
    15, 1998                                                           --            --            --           --            103
  Issuance of common stock for a cashless exercise of
    Series B preferred stock warrants, May through
    July 1998                                                          --            --            --           --             --
  Purchase of treasury stock, January through
  September 1998 ($13.00 to $20.65 per share)                          --       353,800        (6,197)          --         (6,197)
  Net loss                                                             --            --            --      (12,316)       (12,316)
                                                               ----------    ----------    ----------   ----------     ----------
BALANCE AT DECEMBER 31, 1998                                         (958)      415,300        (7,484)     (51,900)        53,387
  Deferred compensation resulting from grant of options               229            --            --           --             --
  Amortization of deferred compensation                               239            --            --           --            239
  Exercise of options to purchase common stock
    for cash, February through September 1999 ($0.04 to
    $8.375 per share)                                                  --            --            --           --             72
  Issuance of common stock for a cashless exercise of
    common stock warrants, February 1999                               --            --            --           --             --
  Issuance of common stock for a cashless exercise of
    Series A preferred stock warrants, April 1999                      --            --            --           --             --
  Issuance of common stock for a cashless exercise of
   Series B preferred stock warrants, March through
   April 1999                                                          --            --            --           --             --
  Exercise of Series B preferred stock warrants to
   purchase common stock for cash, January 1999
   ($11.00 per share)                                                  --            --            --           --              4
  Net loss                                                             --            --            --      (11,952)       (11,952)
                                                               ----------    ----------    ----------   ----------     ----------
BALANCE AT DECEMBER 31, 1999                                         (490)      415,300        (7,484)     (63,852)        41,750
  Deferred compensation resulting from grant of options               (34)           --            --           --             43
  Amortization of deferred compensation                               283            --            --           --            283
  Exercise of options to purchase common stock
    for cash, March through September 2000 ($0.43 to
    $8.375 per share)                                                  --            --            --           --            112
  Issuance of common stock through employee stock
    purchase plan for cash, December 29, 2000                          --            --            --           --             21
  Issuance of common stock to Board of Director members
    for services, May through December 2000                            --            --            --           --              6
  Net loss                                                             --            --            --      (11,155)       (11,155)
                                                               ----------    ----------    ----------   ----------     ----------
BALANCE AT DECEMBER 31, 2000                                   $     (241)      415,300    $   (7,484)  $  (75,007)    $   31,060
                                                               ==========    ==========    ==========   ==========     ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                                 FROM INCEPTION
                                                                                                                (AUGUST 20, 1987)
                                                                         FOR THE YEAR ENDED DECEMBER 31,             THROUGH
                                                                 ---------------------------------------------     DECEMBER 31,
                                                                    2000             1999               1998           2000
                                                                 ---------         ---------         ---------  -----------------
                                                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $ (11,155)        $ (11,952)        $ (12,316)   $ (75,007)
Gain on disposal of discontinued operations                             --            (1,014)               --         (939)
Adjustments to reconcile net loss to net cash
used in operating activities:
       Noncash financing costs                                          --                --                --          316
       Depreciation and amortization                                   431               408               353        2,794
       Noncash expenses related to stock-based
            transactions                                               326               239               477        2,123
       Common stock issued for agreement not to
            compete                                                     --                --                --          200
       Series B Preferred Stock issued for consulting
            services                                                    --                --                --           18
Changes in operating assets and liabilities
(net effects of purchase of businesses in 1988 and 1994):
       (Increase) decrease in receivables                               --               (86)              197         (199)
       Increase in inventory                                          (522)           (1,176)           (2,932)      (4,555)
       (Increase) decrease in prepaid expenses and other
            current assets                                              33               206              (762)        (652)
       (Decrease) increase in accounts payable and
            accrued expenses                                        (1,612)             (621)             (696)       2,802
       Increase in deferred revenue                                  6,389                --                --        6,389
                                                                 ---------         ---------         ---------    ---------
Net cash used in operating activities                               (6,110)          (13,996)          (15,679)     (66,710)

CASH FLOWS FROM INVESTING ACTIVITIES
       (Purchase) maturities of marketable securities                4,590           (35,030)               --      (30,440)
       Capital expenditures                                            (57)             (311)             (572)      (2,218)
       Purchase of technology rights and other assets                 (157)             (521)             (107)      (1,757)
       Cash acquired in purchase of FTI                                 --                --                --            3
       Proceeds from sale of subsidiary, less
            $12,345 for operating losses during
            1990 phase-out period                                       --                --                --          138
       Proceeds from sale of the assets of Fertility
            Technologies, Inc., subsidiary                              --             2,250                --        2,250
       Increase in net assets held for disposal                         --                --                --         (213)
                                                                 ---------         ---------         ---------    ---------
Net cash provided by (used in) investing activities                  4,376           (33,612)             (679)     (32,237)

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock                          139                75               447       84,147
       Proceeds from issuance of preferred stock                        --                --                --       23,688
       Purchase of treasury stock                                       --                --            (6,197)      (7,484)
       Proceeds from issuance of notes payable                          --                --                --        2,839
       Principal payments on notes payable                              --                (1)              (14)      (1,732)
                                                                 ---------         ---------         ---------    ---------
Net cash provided by (used in) financing activities                    139                74            (5,764)     101,458
                                                                 ---------         ---------         ---------    ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (1,595)          (47,534)          (22,122)       2,511
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     4,106            51,640            73,762           --
                                                                 ---------         ---------         ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $   2,511         $   4,106         $  51,640    $   2,511
                                                                 =========         =========         =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
       Reduction of debt due to final payment, in stock,
            of FTI Acquisition                                   $      --         $      --         $      --    $      94

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND OPERATIONS:

         Zonagen, Inc., a Delaware corporation, (the "Company" or "Zonagen"), was organized on August 20, 1987 (Inception), and is a biopharmaceutical company engaged in the development of pharmaceutical products for the reproductive system, including sexual dysfunction, vaccine adjuvants, fertility and female health as well as urological applications, specifically prostate cancer. From Inception through December 31, 2000, the Company has been primarily engaged in research and development and clinical development and is still in a development stage.

         The Company has incurred several delays relating to the regulatory approval of its lead product VASOMAX(R), which is being developed for the treatment of male erectile dysfunction ("MED"). In August 1999, the Food and Drug Administration ("FDA") placed the Company's phentolamine mesylate (phentolamine) based products which include both VASOMAX(R) and Vasofem(TM) on clinical hold in the U.S. based on a finding of brown fat proliferations in a two-year rat study. However, the FDA allowed Schering-Plough Corporation ("Schering-Plough") to complete an ongoing human study of VASOMAX(R) that was already underway. In addition, the Medicines Control Agency ("MCA") followed the FDA's lead in placing any further studies of phentolamine on clinical hold. In May 2000 the FDA upgraded the status of VASOMAX(R) to a partial clinical hold pending additional animal data and in August 2000 the MCA lifted the clinical hold on phentolamine in the United Kingdom. In October 2000 the FDA allowed Zonagen to conduct a mechanistic study to address their concerns regarding the brown fat findings in the earlier study. Zonagen believes that having the U.S. partial clinical hold lifted is an important factor in the approval process for VASOMAX(R) in the U.S. As a result of these delays, in July 2000 the Company's Board of Directors elected to engage Deutsche Banc Alex. Brown to review the Company's strategic alternatives for redeploying its assets. At that time, the Board also elected to reduce cash expenditures and conserve resources as part of the redeployment strategy. As a result of this decision, Zonagen pared headcount to the minimum required to maintain existing technologies and commitments and laid-off more than one half of the Company's employees. Currently, the Company has 11 full-time employees, of which 6 are engaged in research, development, clinical research and regulatory affairs and 5 are engaged in finance, business development, administration and facility maintenance. Due to the July 2000 reductions in employee headcount and cash expenditures, the Company has substantially reduced its research and development, clinical and regulatory and corporate activities.

         In addition to the actions taken in July 2000 relating to the delays in the approval of VASOMAX(R), the Company had previously announced in September 1999 that it had decreased its cash expenditures by reducing staff by fifteen people and by slowing down spending on certain of its research programs. By concentrating on its lead product candidates (VASOMAX(R), Vasofem(TM) and vaccine adjuvants), the Company sought to insure that it would have sufficient funds to finance these programs. The staff reductions affected all areas of the Company. The financial impact for the remainder of 1999 was nominal; one time charges relating to the staff reductions substantially offset the cost reductions realized for the balance of the year.

         The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings and corporate collaborations. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if appropriate, if the FDA or other regulatory approvals are obtained. The Company believes that its existing capital resources will be sufficient to fund its operations through at least the end of 2003.

         The Company's capital requirements will depend on many factors, including whether the FDA will lift its partial clinical hold on VASOMAX(R) and the Company's other product candidates that contain the active ingredient phentolamine mesylate; the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's clinical and preclinical activities; the progress of the Company's

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


collaborative agreements with affiliates of Schering-Plough and costs associated with any future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of VASOMAX(R), the Company's oral treatment for MED, and the Company's other products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful.

         There can be no assurance that changes in the Company's current strategic plans or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if VASOMAX(R) is not successfully commercialized and if the results of current or future clinical trials are not favorable. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock. See "Item 1. Description of Business -- Business Risks" elsewhere herein.

         On March 11, 1999, the Company sold substantially all of the assets related to its wholly owned subsidiary, Fertility Technologies, Inc., ("FTI"). These assets included the company name, accounts receivable, inventory, property and equipment, and certain Zonagen assets relating to the operation of FTI, for $2.25 million cash and the assumption of certain specified liabilities. The sales agreement provided for a purchase price adjustment relating to the fluctuation in working capital, excluding cash, from December 31, 1998 as compared to February 28, 1999. The Company received a nominal payment under the terms of this agreement. During the quarter ended March 31, 1999, the Company recorded a gain on the sale of FTI of $1.0 million. The results of FTI have been reported separately as discontinued operations in the accompanying consolidated financial statements. Prior period consolidated financial statements have been restated to present FTI as discontinued. Revenues for FTI were approximately $558,000 for the two months ended February 28, 1999 and $3.3 million for the year ended December 31, 1998. The Company dissolved the FTI corporate entity in September 2000.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

         The results of FTI have been reported separately as discontinued operations in the accompanying statements of operations. Prior period consolidated income statements have been restated to present FTI as discontinued. The consolidated financial statements include the accounts of the Company and FTI through the date of the sale of FTI (March 1999). All significant intercompany balances and transactions have been eliminated.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

PRODUCT INVENTORY

         The Company maintains an inventory of bulk phentolamine which is the active ingredient in VASOMAX(R), the Company's oral treatment for MED. As of December 31, 2000, the recorded amount of this bulk raw material inventory on hand was approximately $4.5 million as compared to approximately $4.0 million in the prior year. Inventory is stated at the lower of cost or market using the first-in, first-out method.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses and other current assets primarily consist of interest and other receivables, prepaid insurance, prepaid operating expenses and other miscellaneous assets.

LAB EQUIPMENT, FURNITURE
AND LEASEHOLD IMPROVEMENTS

         Lab equipment, furniture and leasehold improvements are recorded at cost, less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over an estimated useful life of five years or, in the case of leasehold improvements, amortized over the remaining term of the lease. All leasehold improvements were fully amortized as of May 2000, as the original term of the lease expired during May 2000. Maintenance and repairs that do not improve or extend the life of assets are expensed as incurred.

OTHER ASSETS

         Other assets consist of patent costs that are being amortized over 20 years, or the lesser of the legal or the estimated economic life of the patent. Accumulated amortization of patent costs was $214,000 and $136,000 at December 31, 2000 and 1999, respectively.

REVENUE RECOGNITION

         During 2000, the Company adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which requires up-front, non-refundable license fees to be deferred and recognized over the performance period. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed. The Company recognizes revenue from non-refundable, up-front license and milestone payments, not specifically tied to a separate earnings process, ratably over the performance period of the agreement. When payments are specifically tied to a separate earnings process, revenue is recognized when earned. Prior to January 1, 2000, the Company had recognized revenue from non-refundable fees when the Company had no obligations to refund the fees under any circumstances, and there were no additional contractual services to be provided or costs to be incurred by the Company in connection with the non-refundable fees.

         The cumulative effect of adopting SAB 101 at January 1, 2000 resulted in a one-time, non-cash charge of $8.5 million, with a corresponding increase to deferred revenue that will be recognized in future periods. The $8.5 million represents portions of 1997 and 1998 payments received from Schering-Plough in consideration for the exclusive license of the Company's VASOMAX(R) product for the treatment of MED. For the year ended December

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


31, 2000, the Company recognized $2.1 million of licensing fees revenue that was included in the cumulative effect adjustment as of January 1, 2000. The balance of the deferred revenue from this adjustment, $6.4 million, will be recognized in the future over the performance period of the agreement.

         Prior period financial statements have not been restated to apply SAB 101 retroactively; however, the pro forma amounts included in the consolidated statements of operations show the net loss and per share net loss assuming the Company had retroactively applied SAB 101 to all prior periods.

RESEARCH AND DEVELOPMENT COSTS

         The Company expenses research and development costs in the period they are incurred. These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform research on behalf of the Company.

LOSS PER SHARE

         Basic EPS is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as fully diluted EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method to potentially dilutive outstanding options. In all applicable years, all common stock equivalents, including Series A and Series B preferred stock, were antidilutive and, accordingly, were not included in the computation.

SEGMENT DISCLOSURE

         Due to the disposition of its wholly owned subsidiary on March 11, 1999 (see "Note 1. Organization and Operations"), the Company now operates in only one segment. Accordingly, the adoption of SFAS 131 has not had a material impact on the disclosure requirements of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of SFAS No. 133. SFAS No. 133 and SFAS No. 138 established accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of this statement has not had a material effect on the financial condition or results of the Company.

3.       MARKETABLE SECURITIES -SHORT AND LONG TERM:

         Management determines the appropriate classification of investments in debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. Securities for which the Company has the ability and intent to hold to maturity are classified as "held to maturity" pursuant to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." These securities have been recorded at amortized cost in the Company's consolidated balance sheets, which approximates fair value. Securities classified as "trading securities" are recorded at fair value. Gains and losses on trading securities, realized and unrealized, are included in earnings and are calculated using the specific identification method. The Company holds no securities classified as "available for sale."

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Short term marketable securities have a remaining maturity of less than twelve months and long term marketable securities have a remaining maturity of greater than twelve months. Marketable securities-short term were $24.4 million and marketable securities-long term were $6.0 million as of December 31, 2000, totaling $30.4 million. The Company's investments include corporate bonds and notes, Euro-dollar bonds, taxable auction securities and asset-backed securities. The Company's policy is to require minimum credit ratings of A2/A and A1/P1 with maturities of up to three years. The average life of the investment portfolio may not exceed 24 months.

4.       LAB EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS:

         Lab equipment, furniture and leasehold improvements are classified as follows (in thousands):

                                               DECEMBER 31,
                                           --------------------
                                             2000        1999
                                           --------    --------
Laboratory equipment ...................   $  1,089    $  1,084
Furniture and fixtures .................        172         167
Office equipment .......................        384         367
Leasehold improvements .................        506         475
                                           --------    --------
                                              2,151       2,093
  Less - Accumulated depreciation
    and amortization ...................     (1,595)     (1,241)
                                           --------    --------
Total ..................................   $    556    $    852
                                           ========    ========

5.       OPERATING LEASES:

         The Company leases laboratory, office space and equipment pursuant to leases accounted for as operating leases. The lease for the Company's laboratory and office space expires in May 2003. Rental expense for the years ended December 31, 2000, 1999 and 1998, was approximately $238,000, $229,000 and
$273,000, respectively. Future minimum lease payments under noncancelable leases with original terms in excess of one year as of December 31, 2000, are as follows (in thousands):

                               2001.......    $      243
                               2002.......           242
                               2003.......           100
                                              ----------
                               Total......    $      585
                                              ==========

6.       ACCRUED EXPENSES:

         Accrued expenses consist of the following (in thousands):

                                               DECEMBER 31,
                                           -------------------
                                             2000       1999
                                           --------   --------
Research and development costs .........   $     41   $    467
Employee bonuses .......................         --         99
Other ..................................        243        410
                                           --------   --------
Total ..................................   $    284   $    976
                                           ========   ========

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       FEDERAL INCOME TAXES:

         The Company has had losses since inception and, therefore, has not been subject to federal income taxes. The Company has accumulated approximately $2.9 million of research and development tax credits. As of December 31, 2000 and 1999, the Company had approximately $72.8 million and $61.2 million, respectively, of net operating loss ("NOL") carry-forwards for federal income tax purposes. Additionally, if not utilized, these NOLs and research and development tax credits will begin to expire in the year 2002 and 2003, respectively.

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

         Under SFAS No. 109, "Accounting for Income Taxes," an NOL requires the recognition of a deferred tax asset. As the Company has incurred losses since inception, and there is no certainty of future revenues, the Company's deferred tax assets have been reserved in full in the accompanying consolidated financial statements.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

                                                                              DECEMBER 31,
                                                                         --------------------
                                                                           2000        1999
                                                                         --------    --------
Deferred tax assets:
Net operating loss carryforwards .....................................   $ 24,765    $ 20,802
Book/tax difference on basis of assets and license agreements ........         90          80
Research and development tax credits .................................      2,861       2,787
Accruals/expenses not currently deductible ...........................         92         119
                                                                         --------    --------
Total deferred tax assets ............................................     27,808      23,788
Less-- Valuation allowance ...........................................    (27,808)    (23,788)
                                                                         --------    --------
Net deferred tax assets ..............................................   $     --    $     --
                                                                         ========    ========

8.       STOCKHOLDERS' EQUITY:

WARRANTS

         There were no warrant exercises during 2000. During 2000, there were a total of 25,197 warrants outstanding, convertible into 40,492 shares of common stock at exercise prices of $3.63 and $3.99 which expired in October and December 2000.

         At December 31, 2000 there were a total of 73,940 warrants outstanding, convertible into 113,128 shares of common stock at an exercise price of $7.19. All warrants outstanding have a cashless exercise provision.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


TREASURY STOCK

         On December 12, 1997, the Company announced a stock buyback of the Company's common stock. The purchases are to be made from time to time in the open market at prevailing market prices. As of December 31, 1998, the Company had purchased 415,300 shares at an aggregate purchase price of $7.5 million for an average price of $18.02 per share. The Company did not buy back any of its common stock in 1999 or 2000.

9.       STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN:

         The Company has two stock option plans for the granting of options to purchase a maximum of 2,150,000 shares of common stock by its employees and consultants over the life of the plans. There are no significant differences between the provisions of each plan. Options are granted with an exercise price per share as determined by the board of directors, generally equal to the fair market value per share of common stock on the grant date. Vesting provisions for each grant are determined by the board of directors and have generally been 20% on each anniversary of the grant date. All options expire no later than the tenth anniversary of the grant date. At December 31, 2000, there were 982,067 options available to be granted under these plans.

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

         On May 23, 2000, the shareholders approved the Company's 2000 Non-Employee Directors' Stock Option Plan (the "2000 Director Plan") that supersedes the prior non-employee directors stock option plan and eliminated any remaining options available to be granted under the preceding plan. As of December 31, 2000, pursuant to the terms of this plan, the Company has reserved a total of 500,000 shares of Common Stock for issuance under the 2000 Director Plan. On the day after each annual meeting of the stockholders ("Annual Meeting"), for 9 years, starting in 2001, the total number of shares reserved for issuance under the 2000 Director Plan will be increased by a number of shares equal to the greater of: (i) 0.5% of the Company's outstanding common stock as of the end of the previous fiscal year or (ii) that number of shares that could be issued under options granted under the Director Plan during the prior 12 month period. The plan provides that each director receive options to purchase 40,000 shares of common stock upon initial election to the board of directors and receive options to purchase 5,000 shares at each re-election. The plan also provides that the chairman of the Board receive options to purchase an additional 10,000 shares of common stock upon initial election to the board of directors and receive options to purchase an additional 10,000 shares at each re-election. The vesting provisions for the initial grant of options shall provide for vesting of 20% of the shares subject to the option granted on each of the first five Annual Meeting dates after the date of the grant. Vesting provisions for the annual grant and chairman's grant shall provide for vesting of all shares subject to the option granted on the first Annual Meeting after the date of the grant. All options expire no later than the tenth anniversary of the grant date. With the adoption of the 2000 Director Plan, the Board terminated the 1996 Director Plan; however, any previously granted options under the terminated 1996 Director Plan shall continue in force unaffected by such action. At December 31, 2000, there were 288,581 options available to be granted under the 2000 Director Plan.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         During 2000, the Company amended the 2000 Director Plan to allow for issuance of stock awards and options in lieu of cash for fees owed to directors and consultants. In connection with this amendment, during 2000, the Company granted options to a director, totaling 1,419 shares of Common Stock at exercise prices ranging from $2.38 to $3.47. In addition, during 2000, the Company issued stock awards to directors, totaling 2,034 shares of Common Stock in connection with the same amendment at the closing price on the date of grant.

         The Company accounts for its stock option plans under APB No. 25 "Accounting for Stock Issued to Employees." Accordingly, deferred compensation is recorded for stock options based on the excess of the market value of the common stock on the measurement date over the exercise price of the options. This deferred compensation is amortized over the vesting period of each option.

         The Company has adopted the disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation" for employee stock-based compensation and has elected not to record related compensation expense in accordance with this statement. Had compensation expense for its stock option plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts (in thousands, except for per share amounts):

                                        DECEMBER 31,
                            ------------------------------------
                               2000         1999         1998
                            ----------   ----------   ----------
Net loss -
  As reported ...........   $   11,155   $   11,952   $   12,316
  Pro forma .............       13,976       14,423       14,152

Loss per share -
  As reported ...........   $     0.99   $     1.06   $     1.09
  Pro forma .............         1.24         1.28         1.26

         Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         Under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants in 2000, 1999, and 1998, respectively: risk-free interest rates of 6.2%, 5.9%, and 5.2%; with no expected dividends; expected lives of 6.1, 9.3, and 6.0 years; expected volatility of 91%, 84%, and 79%. The weighted average fair value of options granted at market for 2000, 1999 and 1998 was $2.85, $6.95 and $15.65, respectively.

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

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A summary of the status of the Company's option plans at December 31, 2000, 1999, and 1998 and changes during the years then ended is presented in the tables below:

                                                     2000                       1999                       1998
                                           ------------------------   ------------------------   ------------------------
                                                          WEIGHTED                   WEIGHTED                   WEIGHTED
                                                          AVERAGE                    AVERAGE                    AVERAGE
                                                          EXERCISE                   EXERCISE                   EXERCISE
                                             SHARES        PRICE        SHARES        PRICE        SHARES        PRICE
                                           ----------    ----------   ----------    ----------   ----------    ----------
Outstanding at beginning of year .......    1,325,749    $    10.16    1,099,062    $    11.77      922,431    $     9.44
Granted ................................      347,919          4.09      421,833          8.68      287,527         18.52
Exercised ..............................      (49,416)         2.27      (31,866)         2.25      (63,022)         5.45
Forfeited ..............................     (240,129)        12.07     (163,280)        18.66      (47,874)        18.48
                                           ----------                 ----------                 ----------
Outstanding at end of year .............    1,384,123          8.59    1,325,749         10.16    1,099,062         11.77
                                           ==========                 ==========                 ==========
Exercisable at end of year .............      733,623          9.41      620,892          8.28      524,795          6.92

         The following table summarizes information about stock options outstanding at December 31, 2000:

                                            WEIGHTED     WEIGHTED                    WEIGHTED
                                            AVERAGE       AVERAGE                     AVERAGE
                              NUMBER       REMAINING     EXERCISE        NUMBER      EXERCISE
RANGE OF EXERCISE PRICES    OUTSTANDING      LIFE          PRICE      EXERCISABLE      PRICE
------------------------    -----------   -----------   -----------   -----------   -----------
$ .00 to $ 5.00 .........       631,134           7.0   $      3.16       187,534   $      3.07
 5.01 to  10.00 .........       472,771           4.4          7.43       388,271          7.23
10.01 to  15.00 .........        12,500           7.0         13.44        12,500         13.44
15.01 to  20.00 .........        53,075           2.4         17.75        29,775         17.49
20.01 to  25.00 .........       118,443           6.3         21.27        70,143         21.31
25.01 to  30.00 .........        87,000           3.9         28.10        39,000         28.85
30.01 to  35.00 .........         9,200           6.1         33.25         6,400         33.25
                            -----------                               -----------
                              1,384,123                                   733,623
                            ===========                               ===========

         On May 23, 2000, the shareholders also approved the Company's 2000 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan provides the Company's employees with an opportunity to purchase common stock through accumulated payroll deductions. Purchases of common stock are made at the lower of 85% of the fair market value at the beginning or end of each six-month offering period. A total of 150,000 shares of common stock has been reserved for issuance under the Purchase Plan through December 2000. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan on the first day of each year, beginning January 1, 2001, in an amount equal to 50,000 shares. On December 29, 2000, the Company issued an aggregate of 9,379 shares of common stock upon the exercise of options under the Purchase Plan at a price of $2.23 per common share.

10.      LICENSE, RESEARCH AND DEVELOPMENT AGREEMENTS:

SCHERING-PLOUGH CORPORATION

         In November 1997, the Company entered into exclusive license agreements with Schering-Plough, a major U.S.-based pharmaceutical company, with respect to the Company's VASOMAX(R) product for the treatment of MED. Upon completion of the agreement, Schering-Plough paid Zonagen an up-front payment of $10.0 million and

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


agreed to make subsequent aggregate milestone payments up to $47.5 million upon the successful achievement of specified regulatory goals. The Schering-Plough agreements provide for Zonagen to receive escalating royalty payments based on increasing product sales levels. There can be no assurance that VASOMAX(R) will be approved by the FDA or that Schering-Plough will achieve sales levels that result in escalating royalty payments.

         Under the terms of the Schering-Plough agreements, Schering-Plough has broad discretion as to whether or not to continue the collaboration with Zonagen. As discussed earlier, Zonagen is currently seeking strategic alternatives that could materially alter the current management or ownership structure of Zonagen. There can be no assurance that Schering-Plough will accept any such potential structure. If Schering-Plough is not satisfied with such structure, they may decide at that time to terminate their agreements with the Company. Such decision, or any decision by Schering-Plough to terminate such agreements, could materially and adversely affect Zonagen and its ability to enter into any such structure. Since VASOMAX(R) was not approved by the FDA prior to June 2000, Schering-Plough may terminate the license agreement at any time upon written notice to Zonagen. Zonagen has not received any indication or notice from Schering-Plough to such effect.

         As provided for in the Schering-Plough agreements, royalty rates payable are substantially reduced on VASOMAX(R) sales in a territory where the Company has not met a certain business criterion called for in the agreements. Currently, the Company has met that business criterion in Mexico but not in Brazil, the two jurisdictions where the product is currently available for sale. In addition, until this business criterion is met, royalties may be substantially reduced, if during any calendar quarter, unit sales of orally administered phentolamine-based products for MED by competitors in this territory exceed certain specified market shares.

         On June 30, 1998, the Company received an accelerated milestone payment of $5.0 million from Schering-Plough that was paid at the completion of the clinical program that was used in support of the New Drug Application ("NDA") for VASOMAX(R). The payment was due upon the submission of a NDA for VASOMAX(R) with the FDA. The Company submitted the NDA on July 14, 1998. The Company recognized approximately $2.4 million of the $5.0 million payment as revenue when received. The remaining $2.6 million was not specifically tied to a separate earnings process, and is being recognized as revenue ratably over the performance period of the agreement.

         On September 30, 1998, the Company received an additional milestone payment of $5.0 million from Schering-Plough that was paid upon FDA acceptance of the NDA filing for VASOMAX(R). The Company recognized the $5.0 million payment as revenue when received, as the payment was specifically tied to a separate earnings process. Zonagen has received a total of $20.0 million from Schering-Plough from inception of the collaboration through December 31, 2000. The balance of the $37.5 million in milestone payments is tied to the receipt of regulatory approvals for VASOMAX(R) in major developed country jurisdictions.

         In February 1999, Schering-Plough notified the Company that it had exercised its right to begin manufacturing finished product for VASOMAX(R). Schering-Plough manufactures and has the product available for sale in Mexico and Brazil.

CONTRACT MANUFACTURER

         On June 12, 1997, the Company entered into an exclusive supply agreement with a contract manufacturer under which the Company has agreed to purchase all of its bulk phentolamine from the contract manufacturer for a period of five years. The agreement will continue after the initial five-year term for consecutive one-year periods until terminated by either party. The agreement obligates the Company to purchase specified minimum quantities of phentolamine and the manufacturer to manufacture phentolamine exclusively for the Company. The value of the

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


specified minimum quantities of phentolamine for each of the years ended December 31, 2000 and 2001 is $540,000. Due to the contract manufacturer producing phentolamine in excess of the Company's actual committed orders, the Company agreed, on January 27, 2000, to an early purchase of the excess phentolamine production at a substantially discounted price. This purchase satisfied the years 2000 and 2001 contractual purchase obligations, leaving the Company with no future contractual purchase obligations. If VASOMAX(R) is approved by the FDA and the Company purchases additional phentolamine from the contract manufacturer, then the Company will be required, by the contract manufacturer, to pay a premium equal to the amount previously discounted.

         As of December 31, 2000, the Company had approximately $4.5 million of bulk phentolamine inventory reflected on its balance sheet. This inventory has a finite shelf life. Although the Company believes that it will realize the full value of this inventory upon approval of VASOMAX(R), any substantial delays in the approval of VASOMAX(R), or the failure to obtain approval, would force the Company to attempt to liquidate a portion or all of its phentolamine inventory position. A large sale of this bulk inventory could drive the market price down due to an oversupply of phentolamine.

11.      COMMITMENTS AND CONTINGENCIES:

         Certain purported class action complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder were filed against the Company and certain of its officers and directors. These complaints were filed in the United States District Court for the Southern District of Texas in Houston, Texas and were consolidated on May 29, 1998. The plaintiffs purported to bring the suit on behalf of all purchasers of Zonagen common stock between February 7, 1996 and January 9, 1998. The plaintiffs asserted that the defendants made materially false and misleading statements and failed to disclose material facts about the patents and patent applications of the Company relating to VASOMAX(R) and Chito-ZN (formerly named ImmuMax(TM)) and about the Company's clinical trials of VASOMAX(R). The plaintiffs sought to have the action declared to be a class action, and to have rescissionary or compensatory damages in an unstated amount, along with interest and attorney's fees. On March 30, 1999, the Court granted the defendants' motion to dismiss and dismissed the case with prejudice. The plaintiffs filed an appeal. The case was argued before the Fifth Circuit Court of Appeals on June 15, 2000, and is awaiting a decision. The Company and the individual defendants believe that these actions are without merit and intend to defend against them vigorously. No estimate of loss or range of estimate of loss, if any, can be made at this time. Management believes there will be no material adverse effect related to this matter.

         The Company is involved in certain other litigation matters which it believes will not have a material adverse effect on the Company.

12.      EVENT SUBSEQUENT TO DATE OF AUDITORS' REPORT:

         On February 28, 2001, the Board amended the CEO's employment agreement to provide that in the event that he terminates his employment for Good Reason (defined as a change in duties or pay or the like) or is terminated by the Company without Cause, within 12 months of a Change of Control, that he will receive, in lieu of any other severance payments payable to him under such agreement, a lump sum bonus payment of $666,045, as consideration for past services and services rendered in connection with the change of control. Such payment will be deposited in the CEO's Rabbi Trust, and paid to him in installments over the six years following the event.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

         The quarterly information for the four quarters of 2000 reflects the quarters as previously reported prior to the adoption of SAB 101, and as restated for the retroactive adoption of SAB 101 to January 1, 2000, as noted in the column headings. The 1999 quarterly information has not been restated for the adoption of SAB 101.

                                                    FIRST QUARTER            SECOND QUARTER             THIRD QUARTER
                                                        ENDED                     ENDED                     ENDED
                                                    MARCH 31, 2000            JUNE 30, 2000           SEPTEMBER 30, 2000
                                               -----------------------   -----------------------   -----------------------
                                                   AS                        AS                        AS
                                               PREVIOUSLY       AS       PREVIOUSLY       AS       PREVIOUSLY       AS
STATEMENTS OF OPERATIONS DATA                   REPORTED     RESTATED     REPORTED     RESTATED     REPORTED     RESTATED
                                               ----------   ----------   ----------   ----------   ----------   ----------
                                                                          (in thousands except per share amounts)
Revenues:
   Licensing fees ...........................  $       --   $      528   $       --   $      528   $       --   $      529
   Product royalties ........................          20           20           11           11           35           35
   Research and development grants ..........          --           --           --           --           --           --
   Interest income ..........................         558          558          560          560          582          582
                                               ----------   ----------   ----------   ----------   ----------   ----------
         Total revenues .....................         578        1,106          571        1,099          617        1,146

Expenses:
   Research and development .................       1,397        1,397        1,122        1,122        1,179        1,179
   General and administrative ...............         840          840          731          731          732          732
                                               ----------   ----------   ----------   ----------   ----------   ----------
        Total expenses ......................       2,237        2,237        1,853        1,853        1,911        1,911
                                               ----------   ----------   ----------   ----------   ----------   ----------
Net loss before cumulative effect of
   change in accounting principle ...........      (1,659)      (1,131)      (1,282)        (754)      (1,294)        (765)
Cumulative effect of change in
   accounting principle .....................          --       (8,454)          --           --           --           --
                                               ----------   ----------   ----------   ----------   ----------   ----------
Net loss ....................................  $   (1,659)  $   (9,585)  $   (1,282)  $     (754)  $   (1,294)  $     (765)
                                               ==========   ==========   ==========   ==========   ==========   ==========

Loss per share - basic and diluted:
Net loss before cumulative effect of
   change in accounting principle ...........  $    (0.15)  $    (0.10)  $    (0.11)  $    (0.07)  $    (0.11)  $    (0.07)
Cumulative effect of change in
   accounting principle .....................          --        (0.75)          --           --           --           --
                                               ----------   ----------   ----------   ----------   ----------   ----------
Net loss per share(1) .......................  $    (0.15)  $    (0.85)  $    (0.11)  $    (0.07)  $    (0.11)  $    (0.07)
                                               ==========   ==========   ==========   ==========   ==========   ==========

Shares used in loss per share
   calculation ..............................      11,270       11,270       11,307       11,307       11,316       11,316


                                                  FOURTH QUARTER
                                                      ENDED
                                                DECEMBER 31, 2000
                                                -----------------


STATEMENTS OF OPERATIONS DATA


Revenues:
   Licensing fees ...........................       $      530
   Product royalties ........................               99
   Research and development grants ..........               72
   Interest income ..........................              537
                                                    ----------
         Total revenues .....................            1,238

Expenses:
   Research and development .................              796
   General and administrative ...............              494
                                                    ----------
        Total expenses ......................            1,290
                                                    ----------
Net loss before cumulative effect of
   change in accounting principle ...........              (52)
Cumulative effect of change in
   accounting principle .....................               --
                                                    ----------
Net loss ....................................       $      (52)
                                                    ==========

Loss per share - basic and diluted:
Net loss before cumulative effect of
   change in accounting principle ...........       $    (0.00)
Cumulative effect of change in
   accounting principle .....................               --
                                                    ----------
Net loss per share(1) .......................       $    (0.00)
                                                    ==========

Shares used in loss per share
   calculation ..............................           11,317

                          ZONAGEN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                    FIRST QUARTER    SECOND QUARTER    THIRD QUARTER   FOURTH QUARTER
                                                        ENDED            ENDED            ENDED            ENDED
                                                       MARCH 31,        JUNE 30,       SEPTEMBER 30,    DECEMBER 31,
STATEMENTS OF OPERATIONS DATA                            1999             1999             1999             1999
                                                    --------------   --------------   --------------   --------------
                                                                   (in thousand except share amounts)
Revenues:
   Licensing fees ................................  $           --   $           --   $           --   $           --
   Product royalties .............................              --               22              182               38
   Interest income ...............................             629              554              425              562
                                                    --------------   --------------   --------------   --------------
         Total revenues ..........................             629              576              607              600

Expenses:

   Research and development ......................           4,353            3,560            2,094            2,173
   General and administrative ....................             933              940              692              684
   Interest expense and
        amortization of intangibles ..............               8               --               --               --
                                                    --------------   --------------   --------------   --------------
        Total expenses ...........................           5,294            4,500            2,786            2,857
                                                    --------------   --------------   --------------   --------------

Loss from continuing operations ..................          (4,665)          (3,924)          (2,179)          (2,257)
Income (loss) from discontinued
   operations ....................................              59               --               --               --
Gain on disposal .................................           1,014               --               --               --
                                                    --------------   --------------   --------------   --------------
Net loss .........................................  $       (3,592)  $       (3,924)  $       (2,179)  $       (2,257)
                                                    ==============   ==============   ==============   ==============

Income (loss) per share - basic and diluted:
Loss from continuing operations ..................  $        (0.42)  $        (0.35)           (0.19)  $        (0.20)
Income (loss) from discontinued
   operations ....................................            0.01               --               --               --
Gain on disposal .................................            0.09               --               --               --
                                                    --------------   --------------   --------------   --------------
Net loss per share(1) ............................  $        (0.32)  $        (0.35)  $        (0.19)  $        (0.20)
                                                    ==============   ==============   ==============   ==============

Shares used in income (loss) per
     share calculation ...........................          11,215           11,243           11,264           11,266

Pro forma amounts assuming the
     accounting change is applied
     retroactively:

     Net loss ....................................  $       (3,064)  $       (3,395)  $       (1,651)  $       (1,728)
                                                    ==============   ==============   ==============   ==============
     Net loss per share(1) .......................  $        (0.27)  $        (0.30)  $        (0.15)  $        (0.15)
                                                    ==============   ==============   ==============   ==============

(1) See "Note 2. Summary of Significant Accounting Policies" of Notes to Consolidated Financial Statements for a description of the computation of loss per share.

                                INDEX TO EXHIBITS

         EXHIBIT
         NUMBER                               DESCRIPTION
         ------                               -----------
         3.1(a)   --       Restated Certificate of Incorporation. Exhibit 3.3 to
                           the Company's Registration Statement on Form SB-2
                           (No. 33-57728-FW), as amended ("Registration
                           Statement"), is incorporated herein by reference.

         3.1(b)   --       Certificate of Designation of Series One Junior
                           Participating Preferred Stock dated September 2,
                           1999. Exhibit A to Exhibit 4.1 to the Company's
                           Registration Statement on Form 8-A as filed with the
                           Commission on September 3, 1999 (the "Rights Plan
                           Registration Statement"), is incorporated herein by
                           reference.

         3.2      --       Restated Bylaws of the Company. Exhibit 3.4 to the
                           Registration Statement is incorporated herein by
                           reference.

         4.1      --       Specimen Certificate of Common Stock, $.001 par
                           value, of the Company. Exhibit 4.1 to the
                           Registration Statement is incorporated herein by
                           reference.

         4.2      --       Rights Agreement dated September 1, 1999 between the
                           Company and Computershare Investor Services LLC (as
                           successor in interest to Harris Trust & Savings
                           Bank), as Rights Agent. Exhibit 4.1 to the Rights
                           Plan Registration Statement is incorporated herein by
                           reference.

         4.3      --       Form of Rights Certificate. Exhibit B to Exhibit 4.1
                           to the Rights Plan Registration Statement is
                           incorporated herein by reference.

         10.1+    --       Amended and Restated 1993 Employee and Consultant
                           Stock Option Plan. Exhibit 10.3 to the Registration
                           Statement is incorporated herein by reference.

         10.2+    --       First Amendment to the Zonagen, Inc. Amended and
                           Restated 1993 Stock Option Plan. Exhibit 10.22 to the
                           Company's Annual Report on Form 10-K for the year
                           ended December 31, 1999 (the "1999 Form 10-K) is
                           incorporated herein by reference.

         EXHIBIT
         NUMBER                               DESCRIPTION
         ------                               -----------
         10.3     --       Lease Agreement dated March 22, 1990, between the
                           Company and The Woodlands Equity Partnership-89.
                           Exhibit 10.4 to the Registration Statement is
                           incorporated herein by reference.

         10.4*    --       Extension, Modification and Ratification of Lease
                           dated May 31, 2000, between the Company and Woodlands
                           Equity Partnership-89.

         10.5+    --       Employment Agreement between the Company and Joseph
                           S. Podolski. Exhibit 10.5 to the Registration
                           Statement is incorporated herein by reference.

         10.6+    --       Employment Agreement between the Company and Louis
                           Ploth, Jr.

         10.7*+   --       First Amendment to Employment Agreement between the
                           Company and Louis Ploth, Jr.

         10.8*    --       Assignment Agreement dated April 13, 1994, among
                           Zonagen, Inc., Gamogen, Inc. and Dr. Adrian
                           Zorgniotti.

         10.9     --       Amendment No. 2 to Assignment Agreement dated
                           September 30, 1997, between the Company and Gamogen,
                           Inc. Exhibit 10.1 to the Company's Quarterly Report
                           on Form 10-Q for the fiscal quarter ended September
                           30, 1997 is incorporated herein by reference.

         10.10    --       Conditional Amendment No. 1 to Assignment Agreement
                           dated January 24, 1997, between the Company and
                           Gamogen, Inc. Exhibit 10.1 to the Company's Quarterly
                           Report on Form 10-Q for the fiscal quarter ended
                           March 31, 1997 is incorporated herein by reference.

         10.11*   --       Registration Rights Agreement dated October 13, 1994,
                           effective October 1, 1994, among Zonagen, Inc. and J.
                           Tyler Dean.

         10.12+   --       1996 Nonemployee Directors' Stock Option Plan.
                           Exhibit 10.1 to the Company's Quarterly Report on
                           Form 10-Q for the fiscal quarter ended June 30, 1997
                           is incorporated herein by reference.

         10.13    --       Supply Agreement dated June 12, 1997, between the
                           Company and Plasto S.A. (Synkem Division). Exhibit
                           10.26 to the Company's Annual Report on Form 10-K for
                           the year ended December 31, 1997 (the "1997 Form
                           10-K") is incorporated herein by reference.

         10.14++  --       Amendment to the Supply Agreement dated June 12,
                           1997, between the Company and Plasto S.A. (Synkem
                           Division). Exhibit 10.23 to the 1999 Form 10-K is
                           incorporated herein by reference.

         10.15++  --       Exclusive License Agreement dated November 15, 1997,
                           between the Company and Schering Corporation. Exhibit
                           10.27 to the 1997 Form 10-K is incorporated herein by
                           reference.

         10.16++  --       Exclusive License Agreement dated November 15, 1997,
                           between the Company and Schering-Plough Ltd. Exhibit
                           10.28 to the 1997 Form 10-K is incorporated herein by
                           reference.

         10.17+   --       Employment Agreement between the Company and Paul
                           Lammers, MD MSc. Exhibit 10.29 to the Company's
                           Annual Report on Form 10-K for the year ended
                           December 31, 1998 (the "1998 Form 10-K") is
                           incorporated herein by reference.

         10.18*+  --       First Amendment to Employment Agreement between the
                           Company and Paul Lammers, MD M.Sc.

         10.19    --       Asset Purchase Agreement between Zonagen, Inc.,
                           Fertility Technologies, Inc. and Sage BioPharma dated
                           as of March 1, 1999. Exhibit 10.1 to the Company's
                           Quarterly Report on Form 10-Q for the fiscal quarter
                           ended March 31, 1999 is incorporated herein by
                           reference.

         10.20+   --       2000 Non-Employee Directors' Stock Option Plan.
                           Appendix B to the Company's Definitive Proxy
                           Statement filed on April 26, 2000 is incorporated
                           herein by reference.

         10.21*+  --       First Amendment to the Zonagen, Inc. 2000
                           Non-Employee Directors' Stock Option Plan.

         11.1*    --       Statement regarding computation of loss per share

         23.1*    --       Consent of Arthur Andersen LLP

         27.1*    --       Financial Data Schedule


* Filed herewith.

+ Management contract or compensatory plan.

++ Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act. Such omitted portions have been filed separately with the Commission.