Form 10-Q
period 2001-03-31
ZONAGEN INC
filed 2001-05-15
CIK 897075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

                                       or

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 4, 2001 there were outstanding 11,331,488 shares of Common Stock, par value $.001 per share, of the Registrant.

                                  ZONAGEN, INC.
                          (A development stage company)

                      For the Quarter Ended March 31, 2001

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS                                                                      3


PART I.  FINANCIAL INFORMATION                                                                                    4

Item 1.           Financial Statements

                  Consolidated Balance Sheets: March 31, 2001 (Unaudited)
                  and December 31, 2000                                                                           5

                  Consolidated Statements of Operations:  For the three months ended
                  March 31, 2001 and 2000 and from Inception (August 20, 1987)
                  through March 31, 2001 (Unaudited)                                                              6

                  Consolidated Statements of Cash Flows: For the three months ended
                  March 31, 2001 and 2000 and from Inception (August 20, 1987)
                  through March 31, 2001 (Unaudited)                                                              7

                  Notes to Consolidated Financial Statements                                                      8

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                      12

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                     16

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                                               17

SIGNATURES                                                                                                       18

                  FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

         This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "may," "anticipate," "believe," "expect," "estimate," "project," "suggest," "intend" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, suggested or intended. These risks and uncertainties include risks associated with the Company's early stage of development, uncertainties related to clinical trial results and FDA approval and approval in other jurisdictions, the Company's substantial dependence on one product and early stage of development of other products, the Company's history of operating losses and accumulated deficit, the Company's future capital needs and uncertainty of additional funding, uncertainty of protection for the Company's patents and proprietary technology, the effects of government regulation of and lack of assurance of regulatory approval for the Company's products, the Company's limited sales and marketing experience and dependence on collaborators, manufacturing uncertainties and the Company's reliance on third parties for manufacturing, inventory accumulation, competition and technological change, product liability and availability of insurance, the Company's reliance on contract research organizations, no assurance of adequate third party reimbursement and other risks and uncertainties described in the Company's filings with the Securities and Exchange Commission. For additional discussion of such risks, uncertainties and assumptions, see "Item 1. Description of Business - Business Risks" and "Item 3. Legal Proceedings" included in the Company's annual report on Form 10-K for the year ended December 31, 2000 and "Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included elsewhere in this quarterly report on Form 10-Q.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                      MARCH 31,        DECEMBER 31,
                                                                        2001               2000
                                                                     ----------        ------------
                                                                     (UNAUDITED)
                                ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                        $   4,223         $   2,511
     Marketable securities - short term                                  26,133            24,417
     Product inventory                                                    4,524             4,525
     Prepaid expenses and other current assets                              383               767
                                                                      ---------         ---------
              Total current assets                                       35,263            32,220
LAB EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS, net                    498               556
MARKETABLE SECURITIES - LONG TERM                                         2,479             6,023
OTHER ASSETS, net                                                         1,629             1,575
                                                                      ---------         ---------
              Total assets                                            $  39,869         $  40,374
                                                                      =========         =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                 $   2,679         $   2,641
     Accrued expenses                                                       331               284
     Deferred revenue - short term                                        2,146             2,146
                                                                      ---------         ---------
              Total current liabilities                                   5,156             5,071
                                                                      ---------         ---------
DEFERRED REVENUE - LONG TERM                                              3,707             4,243
STOCKHOLDERS' EQUITY
     Undesignated Preferred Stock, $.001 par value, 5,000,000
          shares authorized, none issued and outstanding                     --                --
     Common Stock, $.001 par value, 20,000,000 shares authorized,
          11,746,788 and 11,742,152 shares issued, respectively;
          11,331,488 and 11,326,852 shares outstanding,
          respectively                                                       12                12
     Additional paid-in capital                                         113,785           113,780
     Deferred compensation                                                 (176)             (241)
     Cost of treasury stock, 415,300 shares                              (7,484)           (7,484)
     Deficit accumulated during the development stage                   (75,131)          (75,007)
                                                                      ---------         ---------
              Total stockholders' equity                                 31,006            31,060
                                                                      ---------         ---------
              Total liabilities and stockholders' equity              $  39,869         $  40,374
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

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited and in thousands except per share amounts)

                                                                                   FROM INCEPTION
                                                                                  (AUGUST 20, 1987)
                                                  THREE MONTHS ENDED MARCH 31,        THROUGH
                                                  ----------------------------        MARCH 31,
                                                     2001              2000             2001
                                                  ---------         ----------    -----------------
REVENUES
        Licensing fees                            $     536         $     528         $  22,901
        Product royalties                                49                20               618
        Research and development grants                  99                --               171
        Interest income                                 491               558            10,958
                                                  ---------         ---------         ---------
              Total revenues                          1,175             1,106            34,648
EXPENSES
        Research and development                        742             1,397            80,922
        General and administrative                      557               840            19,126
        Interest expense and amortization
             of intangibles                              --                --               388
                                                  ---------         ---------         ---------
              Total expenses                          1,299             2,237           100,436
                                                  ---------         ---------         ---------

Loss from continuing operations                        (124)           (1,131)          (65,788)
Income (loss) from discontinued operations               --                --            (1,828)
Gain on disposal                                         --                --               939
                                                  ---------         ---------         ---------
Net loss before cumulative effect of
     change in accounting principle                    (124)           (1,131)          (66,677)
Cumulative effect of change in accounting
     principle                                           --            (8,454)           (8,454)
                                                  ---------         ---------         ---------
NET LOSS                                          $    (124)        $  (9,585)        $ (75,131)
                                                  =========         =========         =========

LOSS PER SHARE - BASIC AND DILUTED:
Loss from continuing operations                   $   (0.01)        $   (0.10)
                                                  ---------         ---------
Net loss before cumulative effect of
     change in accounting principle                   (0.01)            (0.10)
Cumulative effect of change in accounting
     principle                                           --             (0.75)
                                                  ---------         ---------
NET LOSS                                          $   (0.01)        $   (0.85)
                                                  =========         =========

Shares used in loss per share calculation:
        Basic                                        11,329            11,270
        Diluted                                      11,329            11,270

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                                                 FROM INCEPTION
                                                                                                (AUGUST 20, 1987)
                                                                 THREE MONTHS ENDED MARCH 31,        THROUGH
                                                                 ----------------------------        MARCH 31,
                                                                    2001              2000             2001
                                                                 ---------         ----------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $    (124)        $  (9,585)        $ (75,131)
Gain on disposal of discontinued operations                             --                --              (939)
Adjustments to reconcile net loss to net cash
used in operating activities:
       Noncash financing costs                                          --                --               316
       Depreciation and amortization                                    78               157             2,871
       Noncash expenses related to stock-based
            transactions                                                65                59             2,188
       Common stock issued for agreement not to
            compete                                                     --                --               200
       Series B Preferred Stock issued for consulting
            services                                                    --                --                18
Changes in operating assets and liabilities
(net effects of purchase of businesses in 1988 and 1994):
       (Increase) decrease in receivables                               --                --              (199)
       (Increase) decrease in inventory                                  1              (523)           (4,555)
       (Increase) decrease in prepaid expenses and other
            current assets                                             384                64              (267)
       (Decrease) increase in accounts payable and
            accrued expenses                                            85               795             2,888
       (Decrease) increase in deferred revenue                        (536)            7,926             5,853
                                                                 ---------         ---------         ---------
Net cash used in operating activities                                  (47)           (1,107)          (66,757)

CASH FLOWS FROM INVESTING ACTIVITIES
       (Purchase) maturites of marketable securities                 1,828                17           (28,612)
       Capital expenditures                                             --               (16)           (2,218)
       Purchase of technology rights and other assets                  (74)              (69)           (1,831)
       Cash acquired in purchase of FTI                                 --                --                 3
       Proceeds from sale of subsidiary, less
            $12,345 for operating losses during
            1990 phase-out period                                       --                --               138
       Proceeds from sale of the assets of Fertility
            Technologies, Inc., subsidiary                              --                --             2,250
       Increase in net assets held for disposal                         --                --              (213)
                                                                 ---------         ---------         ---------
Net cash provided by (used in) investing activities                  1,754               (68)          (30,483)

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock                            5                99            84,152
       Proceeds from issuance of preferred stock                        --                --            23,688
       Purchase of treasury stock                                       --                --            (7,484)
       Proceeds from issuance of notes payable                          --                --             2,839
       Principal payments on notes payable                              --                --            (1,732)
                                                                 ---------         ---------         ---------
Net cash provided by financing activities                                5                99           101,463
                                                                 ---------         ---------         ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 1,712            (1,076)            4,223
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     2,511             4,106                --
                                                                 ---------         ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $   4,223         $   3,030         $   4,223
                                                                 =========         =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
       Reduction of debt due to final payment, in stock,
            of FTI Acquisition                                   $      --         $      --         $      94

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)

NOTE 1  --  ORGANIZATION AND OPERATIONS

         Zonagen, Inc., a Delaware corporation, (the "Company" or "Zonagen"), was organized on August 20, 1987 (Inception), and is a biopharmaceutical company engaged in the development of pharmaceutical products for the reproductive system, including sexual dysfunction, vaccine adjuvants, fertility and female health as well as urological applications, specifically prostate cancer. From Inception through March 31, 2001, the Company has been primarily engaged in research and pre-clinical and clinical development and is still in a development stage.

         The Company has incurred several delays relating to the regulatory approval of its lead product VASOMAX(R), which is being developed for the treatment of male erectile dysfunction ("MED"). In August 1999, the Food and Drug Administration ("FDA") placed the Company's phentolamine mesylate (phentolamine) based products which include both VASOMAX(R) and Vasofem(TM) on clinical hold in The U.S. based on a finding of brown fat proliferations in a two-year rat study. However, the FDA allowed Schering-Plough Corporation ("Schering-Plough") to complete an ongoing human study of VASOMAX(R) that was already underway. In addition, the Medicines Control Agency ("MCA") followed the FDA's lead in placing any further studies of phentolamine on clinical hold. In May 2000 the FDA upgraded the status of VASOMAX(R) to a partial clinical hold pending additional animal data and in August 2000 the MCA lifted the clinical hold on phentolamine in the United Kingdom. In October 2000 the FDA allowed Zonagen to conduct a mechanistic study to address their concerns regarding the brown fat findings in the earlier two-year rat study. Zonagen believes that having the U.S. partial clinical hold lifted is an important factor in the approval process for VASOMAX(R) in the U.S. As a result of these delays, in July 2000 the Company's Board of Directors elected to engage Deutsche Banc Alex. Brown to review the Company's strategic alternatives for redeploying its assets, which is still ongoing. At that time, the Board also elected to reduce cash expenditures and conserve resources as part of the redeployment strategy. As a result of this decision, Zonagen pared headcount to the minimum required to maintain existing technologies and commitments and laid-off more than one half of the Company's employees. Currently, the Company has 11 full-time employees, of which 7 are engaged in research, development, clinical research and regulatory affairs and 4 are engaged in finance, business development, administration and facility maintenance. Due to the July 2000 reductions in employee headcount and cash expenditures, the Company has substantially reduced its research and development, clinical and regulatory and corporate activities. The Company believes that its existing capital resources will be sufficient to fund its operations through at least the end of 2003, assuming no material changes occur regarding the current development plans of the Company's products.

         The Company's capital requirements will depend on many factors, including whether the FDA lifts its partial clinical hold on VASOMAX(R) and the Company's other product candidates

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)

that contain the active ingredient phentolamine; the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's clinical and preclinical activities; the progress of the Company's collaborative agreements with affiliates of Schering-Plough and costs associated with any future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of VASOMAX(R), the Company's oral treatment for MED, and the Company's other products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful. See "Item 1. Description of Business -- Business Risks" in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

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

NOTE 2  --  NEW ACCOUNTING PRONOUNCEMENTS

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

         The cumulative effect of adopting SAB 101 at January 1, 2000 resulted in a one-time, non-cash charge of $8.5 million, with a corresponding increase to deferred revenue that will be recognized in future periods. The $8.5 million represents portions of 1997 and 1998 payments received from Schering-Plough in consideration for the exclusive license of the Company's VASOMAX(R) product for the treatment of MED. For the year ended December 31, 2000, the Company recognized $2.1 million of licensing fees revenue that was included in the cumulative

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)

effect adjustment as of January 1, 2000. The balance of the deferred revenue from this adjustment, $6.4 million, will be recognized in the future over the performance period of the agreement. Included in licensing fees for the three month periods ended March 31, 2001 and 2000 is $528,000 of revenue that was recognized in prior years relating to the adoption of SAB 101.

NOTE 3  --  MARKETABLE SECURITIES-SHORT AND LONG TERM

         Short term marketable securities have a remaining maturity of less than twelve months and long term marketable securities have a remaining maturity of greater than twelve months. All investments are stated at amortized cost. Marketable securities-short term were approximately $26.1 million and marketable securities-long term were approximately $2.5 million as of March 31, 2001, totaling $28.6 million as compared to marketable securities-short term of $24.4 million and marketable securities-long term of $6.0 million at December 31, 2000, totaling $30.4 million. In prior years, the Company invested only in 30-day commercial paper. The Company now invests some of its excess funds in longer maturities to secure a higher yield. These investments include corporate bonds and notes, Euro-dollar bonds, taxable auction securities and asset-backed securities. The Company's policy is to hold investments to maturity, to require minimum credit ratings of A1/P1 and A2/A and to make no investments with maturities more than three years. The average life of the investment portfolio may not exceed 24 months.

NOTE 4  --  PRODUCT INVENTORY

         The Company maintains an inventory of bulk phentolamine which is the active ingredient in VASOMAX(R), the Company's oral treatment for MED. As of March 31, 2001 and December 31, 2000, the cost of this bulk raw material inventory on hand was approximately $4.5 million. The Company believes that its phentolamine mesylate inventory shelf life will be sufficient until the product launch date. Although the Company believes that it will realize the full value of this inventory upon approval of VASOMAX(R), any substantial delays in the approval of VASOMAX(R), or the failure to obtain approval, would force the Company to attempt to liquidate a portion or all of its phentolamine inventory position. A large sale of this bulk inventory could drive the market price down due to an oversupply of phentolamine.

NOTE 5 --  LICENSE, RESEARCH AND DEVELOPMENT AGREEMENT

Schering-Plough Corporation

         In November 1997, the Company entered into exclusive license agreements with Schering-Plough, a major U.S.-based pharmaceutical company, with respect to the Company's VASOMAX(R) product for the treatment of MED. Included in the Company's balance sheet as of March 31, 2001 under the caption accounts payable is an obligation to Schering-Plough of

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)

approximately $2.4 million. This obligation represents the Company's portion of a shared clinical development program with Schering-Plough regarding the Company's VASOMAX(R) product. During April 2001, Schering-Plough agreed to accept the Company's obligation to Schering-Plough in two cash payments aggregating $1 million, $933,000 in bulk phentolamine inventory and a $467,000 reduction in future royalties and milestone payments due to the Company. During April 2001 the Company made its first cash payment to Schering-Plough in the amount of $600,000.

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

OVERVIEW

         The Company was organized on August 20, 1987 (Inception), and is a biopharmaceutical company engaged in the development of pharmaceutical products for the reproductive system, including sexual dysfunction, vaccine adjuvants, fertility and female health as well as urological applications, specifically prostate cancer. From Inception through March 31, 2001, the Company has been primarily engaged in research and pre-clinical and clinical development and is still in a development stage.

         The Company has incurred several delays relating to the regulatory approval of its lead product VASOMAX(R), which is being developed for the treatment of MED. In August 1999, the FDA placed the Company's phentolamine based products which include both VASOMAX(R) and Vasofem(TM) on clinical hold in the U.S. based on a finding of brown fat proliferations in a two-year rat stuDy. However, the FDA allowed Schering-Plough to complete an ongoing human study of VASOMAX(R) that was already underway. In addition, the MCA followed the FDA's lead in placing any further studies of phentolamine on clinical hold. In May 2000 the FDA upgraded the status of VASOMAX(R) to a partial clinical hold pending additional animal data and in August 2000 the MCA lifted the clinical hold on phentolamine in the United Kingdom. In October 2000 the FDA allowed Zonagen to conduct a mechanistic study to address their concerns regarding the brown fat findings in the earlier two-year rat study. Zonagen believes that having the U.S. partial clinical hold lifted is an important factor in the approval process for VASOMAX(R) in the U.S. As a result of these delays, in July 2000 the Company's Board of Directors elected to engage Deutsche Banc Alex. Brown to review the Company's strategic alternatives for redeploying its assets, which is still ongoing. At that time, the Board also elected to reduce cash expenditures and conserve resources as part of the redeployment strategy. As a result of this decision, Zonagen pared headcount to the minimum required to maintain existing technologies and commitments and laid-off more than one half of the Company's employees. Currently, the Company has 11 full-time employees, of which 7 are engaged in research, development, clinical research and regulatory affairs and 4 are engaged in finance, business development, administration and facility maintenance. Due to the July 2000 reductions in employee headcount and cash expenditures, the Company has substantially reduced its research and development, clinical and regulatory and corporate activities.

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

         There can be no assurances that the FDA will accept the data generated from an alternative mechanistic study as adequate to lift the partial clinical hold on the Company's phentolamine based products or that the products will ultimately be approved for marketing. Additionally, there can be no assurance that the FDA or other similar regulatory authorities will approve VASOMAX(R) for commercial sale. See "Part 1. Item 1. Description of Business - Business Risks - Uncertainties Related to Clinical Trial Results and FDA Approval" in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

         As of March 31, 2001, the Company had an accumulated deficit of $75.1 million. Losses have resulted principally from costs incurred conducting clinical trials for VASOMAX(R) and Vasofem(TM), in research and development activities related to efforts to develop the Company's products and from the associated administrative costs required to support those efforts. There can be no assurance that the Company will be able to successfully complete the transition from a development stage company to the successful introduction of commercially viable products. The ability to achieve profitability will depend, among other things, on successfully completing the development of its products in a reasonable time frame and at a reasonable cost, including the obtaining of a timely lifting of the FDA's partial clinical hold on the Company's phentolamine based products regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others that possess such capabilities, the ability to realize value from the Company's research and development programs through the commercialization of those products and raising sufficient funds to finance its activities. There can be no assurance that profitability can be achieved or if achieved, can be sustained. See "Item 1. Description of Business -- Business Risks -- Uncertainties Related to Early Stage of Development," " -- Business Risks -- History of Operating Losses; Accumulated Deficit" in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

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

         Total revenues remained relatively constant at $1.2 million for the three month period ended March 31, 2001 as compared with $1.1 million for the same period in the prior year. Total revenues reflect the adoption of SAB 101.

         Licensing fees for the three month period ended March 31, 2001 were $536,000 as compared to $528,000 for the same period in the prior year. Included in licensing fees for the three month periods ended March 31, 2001 and 2000 were $528,000 as a result of the change in accounting principle under SAB 101 from the Company's agreements with Schering-Plough. Research and development grants for the three months period ended March 31, 2001 were $99,000 as compared to none for the same period in the prior year relating to the Company's SBIR grants.

         Product royalties from sales of VASOMAX(R) in Latin America were approximately $49,000 for the three month period ended March 31, 2001 as compared to $20,000 for the same period in the prior year. Schering-Plough commenced sales of VASOMAX(R) in Mexico, under the brand name Z-MAX(R), in May 1998 and in Brazil in May 1999. Under the terms of the Agreements, the Company receives quarterly royalty payments based on net product sales by Schering-Plough. These quarterly payments are expected to lag current quarter sales by up to sixty days. Until the partial clinical hold on VASOMAX(R) is lifted in the United States and the product is ultimately approved in the United States or other major countries, the Company expects royalty payments from sales to be nominal.

         Interest income decreased 12% to $491,000 for the three month period ended March 31, 2001 as compared with $558,000 for the same period in the prior year. The decrease is primarily attributable to declining interest rates and lower cash balances.

         General Expenses. Due to the regulatory approval delays associated with the Company's phentolamine based products, which include both VASOMAX(R) and Vasofem(TM), the Company implemented a cost reduction program involving a significant headcount reduction and other cost cutting measures and substantially reduced its research and development, clinical and regulatory and corporate activities. The Company pared headcount to the minimum required to maintain existing technologies and commitments and laid-off more than one half of the Company's employees. Currently, the Company has 11 full-time employees, of which 7 are engaged in research, development, clinical research and regulatory affairs and 4 are engaged in finance, business development, administration and facility maintenance.

         Research and Development Expenses. Research and development ("R&D") expenses include contracted clinical development, internal clinical development and general internal and contracted research and development expenses. R&D expenses decreased 47% to $742,000 for the three month period ended March 31, 2001 as compared to $1.4 million for the same period in the prior year. This decrease was primarily due to the July 2000 cost reduction program and the associated reduction in contracted clinical development, internal clinical development and general internal and contracted research and development activities. The Company continues to run its mechanistic study required to alleviate the FDA's concerns regarding the Company's phentolamine based products and also continues to run other small off-shore pilot studies. Although at a reduced level subsequent to the July 2000 cost reduction program, the Company continues to advance its other research product candidates. The Company currently has 7 full-time employees engaged in research, development, clinical research and regulatory affairs. The Company does not anticipate a major increase in R & D expenses until VASOMAX(R) is approved in a major market.

         General and Administrative Expenses. General and administrative ("G&A") expenses decreased by 34% to $557,000 for the three month period ended March 31, 2001 as compared to $840,000 for the same period in the prior year. This decrease was primarily due to the July 2000 cost reduction program and the associated reduction in activities. The Company currently has 4 full-time employees engaged in finance, business development, administration and facility maintenance. The Company does not anticipate a major increase in G&A expenses until VASOMAX(R) is approved in a major market.

LIQUIDITY AND CAPITAL RESOURCES

         Since Inception, the Company has financed its operations primarily with proceeds from the private placements and public offerings of equity securities and with funds received under collaborative agreements. Zonagen has received a total of $20.0 million from Schering-Plough from inception of its collaboration through March 31, 2001 and has received only nominal royalty payments from the sale of VASOMAX(R) in Mexico and Brazil.

         The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses required to support those activities. Net cash of approximately $47,000 was used in operating activities during the three month period ended March 31, 2001 as compared to $1.1 million for the same period in the prior year. Included in the $47,000 net cash used in operating activities for the three month period ended March 31, 2001 is $281,000 that it received from interest receivable from the maturity of some of its marketable securities. The Company had cash, cash equivalents and marketable securities of approximately $32.8 million at March 31, 2001 as compared to approximately $32.9 million at December 31, 2000. The decreased use of cash for the quarter ended March 31, 2001 was primarily due to the Company's implementation of a cost reduction program in July 2000, which involved a significant headcount reduction and other cost cutting measures and substantially reducing its research and development, clinical and regulatory and corporate activities, due to the regulatory approval delays associated with the Company's phentolamine based products, which include both VASOMAX(R) and Vasofem(TM). The Company pared headcount to the minimum required to maintain existing technologies and commitments and laid-off more than one half of the Company's employees.

         Based on the decision to engage Deutsche Banc Alex. Brown to review strategic alternatives for the redeployment of the Company's assets and to reduce cash expenditures and conserve resources as part of the redeployment strategy, the Company believes that its existing capital resources will be sufficient to fund its operations through at least the end of 2003, assuming no material changes occur regarding the current development plans of the Company's products. The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's clinical and preclinical activities; the progress of the Company's collaborative agreements with affiliates of Schering-Plough or any future collaborators and costs associated with any of those collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of VASOMAX(R) and the Company's other products; the Company's ability to obtain regulatory approvals including the obtaining of the timely lifting of the FDA's partial clinical hold on the Company's phentolamine based products; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful.

         There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If adequate funds are not available, the Company may be required to curtail its remaining research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock. See "Item 1. Description of Business -- Business Risks" in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

                           PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits

                           Exhibit No.      Identification of Exhibit

                           10.1* First Amendment to Employment Agreement between the Company and Joseph S. Podolski.

                           10.2 First Amendment to Employment Agreement between the Company and Louis Ploth dated January 31, 2001.
                                            Exhibit 10.7 to the Company's Annual
                                            Report on Form 10-K for the fiscal
                                            year ended December 31, 2000 (the
                                            "2000 Form 10-K") is incorporated
                                            herein by reference.

                           10.3 First Amendment to Employment Agreement between the Company and Paul Lammers, M.D., M.Sc. dated January 19, 2001. Exhibit 10.18 to the 2000 Form 10-K is incorporated herein by reference.

                           11.1 Statement Regarding Computation of Net Loss Per Share

                           * filed here with

                  b.       Reports on Form 8-K

                                            none

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ZONAGEN, INC.


Date:  May 15, 2001
                                By: /s/ Joseph S. Podolski
                                    --------------------------------------------
                                    Joseph S. Podolski
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

Date:  May 15, 2001
                                By: /s/ Louis Ploth, Jr.
                                    --------------------------------------------
                                    Louis Ploth, Jr.
                                    Vice President Business Development and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit No.       Description
-----------       -----------
  10.1            First Amendment to Employment Agreement between the Company and Joseph S. Podolski.

  11.1            Statement Regarding Computation of Net Loss Per Share