Form 10-Q
period 2001-06-30
ZONAGEN INC
filed 2001-08-14
CIK 897075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

                                       or

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

         As of August 10, 2001 there were outstanding 11,334,090 shares of Common Stock, par value $.001 per share, of the Registrant.

                                  ZONAGEN, INC.
                          (A development stage company)

                       For the Quarter Ended June 30, 2001

                                      INDEX

                                                                                        PAGE
                                                                                        ----
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS                                               3


PART I.  FINANCIAL INFORMATION                                                             4

Item 1.  Financial Statements

         Consolidated Balance Sheets:  June 30, 2001 (Unaudited)
         and December 31, 2000                                                             5

         Consolidated Statements of Operations:  For the three months ended
         June 30, 2001 and 2000, six months ended June 30, 2001 and 2000
         and from Inception (August 20, 1987) through June 30, 2001 (Unaudited)            6

         Consolidated Statements of Cash Flows: For the three months ended
         June 30, 2001 and 2000, six months ended June 30, 2001 and 2000 and
         from Inception (August 20, 1987) through June 30, 2001 (Unaudited)                7

         Notes to Consolidated Financial Statements                                        8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                        12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                       16

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                 17

SIGNATURES                                                                                18

                  FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

         This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "may," "anticipate," "believe," "expect," "estimate," "project," "suggest," "intend" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, suggested or intended. These risks and uncertainties include risks associated with the Company's early stage of development, uncertainties related to the pending mechanistic study and the partial clinical hold imposed by the Food and Drug Administration (FDA) on the Company's phentolamine based products, approval of the Company's products by the FDA and other jurisdictions, the Company's substantial dependence on one product and early stage of development of other products, the Company's history of operating losses and accumulated deficit, the Company's future capital needs and uncertainty of additional funding, uncertainty of protection for the Company's patents and proprietary technology, the effects of government regulation of and lack of assurance of regulatory approval for the Company's products, the Company's limited sales and marketing experience and dependence on collaborators, manufacturing uncertainties and the Company's reliance on third parties for manufacturing, inventory accumulation, competition and technological change, product liability and availability of insurance, the Company's reliance on contract research organizations, no assurance of adequate third party reimbursement and other risks and uncertainties described in the Company's filings with the Securities and Exchange Commission. For additional discussion of such risks, uncertainties and assumptions, see "Item 1. Description of Business - Business Risks" and "Item 3. Legal Proceedings" included in the Company's annual report on Form 10-K for the year ended December 31, 2000 and "Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included elsewhere in this quarterly report on Form 10-Q.

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

         The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                       JUNE 30,        DECEMBER 31,
                                                                         2001              2000
                                                                         ----              ----
                                                                     (unaudited)
                            ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                        $   6,768         $   2,511
     Marketable securities - short term                                  16,741            24,417
     Product inventory                                                    4,524             4,525
     Prepaid expenses and other current assets                              632               767
                                                                      ---------         ---------
              Total current assets                                       28,665            32,220
LAB EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS, net                    443               556
MARKETABLE SECURITIES - LONG TERM                                         8,096             6,023
OTHER ASSETS, net                                                         1,615             1,575
                                                                      ---------         ---------
              Total assets                                            $  38,819         $  40,374
                                                                      =========         =========

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                 $   1,977         $   2,641
     Accrued expenses                                                       588               284
     Deferred revenue - short term                                        2,146             2,146
                                                                      ---------         ---------
              Total current liabilities                                   4,711             5,071
                                                                      ---------         ---------
DEFERRED revenue - long term                                              3,170             4,243
STOCKHOLDERS' EQUITY
     Undesignated Preferred Stock, $.001 par value, 5,000,000
          shares authorized, none issued and outstanding                     --                --
     Common Stock, $.001 par value, 20,000,000 shares
          authorized, 11,749,390 and 11,742,152 shares issued,
          respectively; 11,334,090 and 11,326,852 shares
          outstanding, respectively                                          12                12
     Additional paid-in capital                                         113,792           113,780
     Deferred compensation                                                 (121)             (241)
     Cost of treasury stock, 415,300 shares                              (7,484)           (7,484)
     Deficit accumulated during the development stage                   (75,261)          (75,007)
                                                                      ---------         ---------
              Total stockholders' equity                                 30,938            31,060
                                                                      ---------         ---------
              Total liabilities and stockholders' equity              $  38,819         $  40,374
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

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited and in thousands except per share amounts)

                                                                                                                    FROM INCEPTION
                                                                                                                   (AUGUST 20, 1987)
                                                                                                                       THROUGH
                                                THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,           JUNE 30,
                                                ---------------------------       ---------------------------         ---------
                                                   2001              2000            2001              2000              2001
                                                ---------         ---------       ---------         ---------         ---------
REVENUES
        Licensing fees                          $     537         $     528       $   1,073         $   1,056         $  23,438
        Product royalties                              10                11              59                30               628
        Research and development grants                17                --             116                --               188
        Interest income                               399               560             890             1,119            11,357
                                                ---------         ---------       ---------         ---------         ---------
              Total revenues                          963             1,099           2,138             2,205            35,611
EXPENSES
        Research and development                      657             1,122           1,399             2,518            81,579
        General and administrative                    436               731             993             1,571            19,562
        Interest expense and amortization
             of intangibles                            --                --              --                --               388
                                                ---------         ---------       ---------         ---------         ---------
              Total expenses                        1,093             1,853           2,392             4,089           101,529
                                                ---------         ---------       ---------         ---------         ---------

Loss from continuing operations                      (130)             (754)           (254)           (1,884)          (65,918)
Loss from discontinued operations                      --                --              --                --            (1,828)
Gain on disposal                                       --                --              --                --               939
                                                ---------         ---------       ---------         ---------         ---------
Net loss before cumulative effect of
     change in accounting principle                  (130)             (754)           (254)           (1,884)          (66,807)
Cumulative effect of change in accounting
     principle                                         --                --              --            (8,454)           (8,454)
                                                ---------         ---------       ---------         ---------         ---------
NET LOSS                                        $    (130)        $    (754)      $    (254)        $ (10,338)        $ (75,261)
                                                =========         =========       =========         =========         =========

LOSS PER SHARE - BASIC AND DILUTED:

Loss from continuing operations                 $   (0.01)        $   (0.07)      $   (0.02)        $   (0.17)
Net loss before cumulative effect of
     change in accounting principle                 (0.01)            (0.07)          (0.02)            (0.17)
Cumulative effect of change in accounting
     principle                                         --                --              --             (0.75)
                                                ---------         ---------       ---------         ---------
NET LOSS                                        $   (0.01)        $   (0.07)      $   (0.02)        $   (0.92)
                                                =========         =========       =========         =========

Shares used in loss per share calculation:
        Basic                                      11,332            11,307          11,330            11,289
        Diluted                                    11,332            11,307          11,330            11,289

   The accompanying notes are an integral part of these consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY

                          (A development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                                                                     FROM INCEPTION
                                                                                                                   (AUGUST 20, 1987)
                                                                                                                        THROUGH
                                                           THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,       JUNE 30,
                                                           ---------------------------  -------------------------      ---------
                                                               2001           2000         2001           2000            2001
                                                            ---------      ---------    ---------      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $    (130)     $    (754)   $    (254)     $ (10,338)      $ (75,261)
Gain on disposal of discontinued operations                        --             --           --             --            (939)
Adjustments to reconcile net loss to net cash
used in operating activities:
        Noncash financing costs                                    --             --           --             --             316
        Depreciation and amortization                              76            116          154            273           2,948
        Noncash expenses related to stock-based
             transactions                                          55             84          120            142           2,243
        Common stock issued for agreement not to
             compete                                               --             --           --             --             200
        Series B Preferred Stock issued for consulting
             services                                              --             --           --             --              18
Changes in operating assets and liabilities
(net effects of purchase of businesses in 1988 and 1994):
        (Increase) decrease in receivables                         --             --           --             --            (199)
        (Increase) decrease in inventory                           --             --            1           (523)         (4,555)
        (Increase) decrease in prepaid expenses and other
             current assets                                      (249)          (302)         135           (238)           (516)
        (Decrease) increase in accounts payable and
             accrued expenses                                    (445)        (1,814)        (360)        (1,019)          2,442
        (Decrease) increase in deferred revenue                  (537)          (528)      (1,073)         7,398           5,316
                                                            ---------      ---------    ---------      ---------       ---------
Net cash used in operating activities                          (1,230)        (3,198)      (1,277)        (4,305)        (67,987)

CASH FLOWS FROM INVESTING ACTIVITIES
        (Purchase) maturities of marketable securities          3,775          4,823        5,603          4,840         (24,837)
        Capital expenditures                                       --            (27)          --            (43)         (2,218)
        Purchase of technology rights and other assets             (7)           (77)         (81)          (146)         (1,838)
        Cash acquired in purchase of FTI                           --             --           --             --               3
        Proceeds from sale of subsidiary, less
             $12,345 for operating losses during
             1990 phase-out period                                 --             --           --             --             138
        Proceeds from sale of the assets of Fertility
             Technologies, Inc., subsidiary                        --             --           --             --           2,250
        Increase in net assets held for disposal                   --             --           --             --            (213)
                                                            ---------      ---------    ---------      ---------       ---------
Net cash provided by (used in) investing activities             3,768          4,719        5,522          4,651         (26,715)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of common stock                      7             14           12            113          84,159
        Proceeds from issuance of preferred stock                  --             --           --             --          23,688
        Purchase of treasury stock                                 --             --           --             --          (7,484)
        Proceeds from issuance of notes payable                    --             --           --             --           2,839
        Principal payments on notes payable                        --             --           --             --          (1,732)
                                                            ---------      ---------    ---------      ---------       ---------
Net cash provided by financing activities                           7             14           12            113         101,470
                                                            ---------      ---------    ---------      ---------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                       2,545          1,535        4,257            459           6,768
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                4,223          3,030        2,511          4,106              --
                                                            ---------      ---------    ---------      ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $   6,768      $   4,565    $   6,768      $   4,565       $   6,768
                                                            =========      =========    =========      =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
        Reduction of debt due to final payment, in stock,
             of FTI Acquisition                             $      --      $      --    $      --      $      --       $     94

  The accompanying notes are an integral part of these consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)


NOTE 1  --  ORGANIZATION AND OPERATIONS

         Zonagen, Inc., a Delaware corporation, (the "Company" or "Zonagen"), was organized on August 20, 1987 (Inception), and is a biopharmaceutical company engaged in the development of pharmaceutical products for the reproductive system, including sexual dysfunction, vaccine adjuvants, fertility and female health as well as urological applications, specifically prostate cancer. From Inception through June 30, 2001, the Company has been primarily engaged in research and pre-clinical and clinical development and is still in a development stage.

         The Company has incurred several delays relating to the regulatory approval of its lead product VASOMAX(R), which is being developed for the treatment of male erectile dysfunction ("MED"). In August 1999, the Food and Drug Administration ("FDA") placed the Company's phentolamine mesylate (phentolamine) based products which include VASOMAX(R), Vasofem(TM), Bimexes(TM) and ERXin(TM) on clinical hold in the U.S. based on a finding of brown fat proliferations in a two-year rat study. However, the FDA allowed Schering-Plough Corporation ("Schering-Plough") to complete an ongoing human study of VASOMAX(R) that was already underway. In addition, the Medicines Control Agency ("MCA") followed the FDA's lead in placing any further studies of phentolamine on clinical hold. In May 2000, the FDA upgraded the status of VASOMAX(R) to a partial clinical hold pending additional animal data and in August 2000, the MCA lifted the clinical hold on phentolamine in the United Kingdom. In October 2000, the FDA allowed Zonagen to conduct a mechanistic study to address their concerns regarding the brown fat findings in the earlier two-year rat study. Zonagen believes that having the U.S. partial clinical hold lifted is an important factor in the approval process for VASOMAX(R) in the U.S. The Company anticipates that final data from the study will not be available for FDA submission until the first half of 2002. As a result of these delays, in July 2000 the Company's Board of Directors elected to engage Deutsche Banc Alex. Brown to review the Company's strategic alternatives for redeploying its assets, which is still ongoing. At that time, the Board also elected to reduce cash expenditures and conserve resources as part of the redeployment strategy. As a result of this decision, Zonagen pared headcount to the minimum required to maintain existing technologies and commitments and laid-off more than one half of the Company's employees. Currently, the Company has 10 full-time employees. Due to the July 2000 reductions in employee headcount and cash expenditures, the Company has substantially reduced its research and development, clinical and regulatory and corporate activities. The Company believes that its existing capital resources will be sufficient to fund its operations through at least the end of 2003, assuming no material changes occur regarding the current development plans of the Company's products.

         There can be no assurance that changes in the Company's current strategic plans or other events will not result in accelerated or unexpected expenditures. To satisfy its capital

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)


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

         The Company's capital requirements will depend on many factors, including whether the FDA lifts its partial clinical hold on VASOMAX(R) the Company's oral treatment for MED and the Company's other product candidates that contain the active ingredient phentolamine; the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's clinical and preclinical activities; the progress of the Company's collaborative agreements with affiliates of Schering-Plough and costs associated with any future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of VASOMAX(R) and the Company's other products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful. See "Item 1. Description of Business -- Business Risks" in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

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

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)


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

         The cumulative effect of adopting SAB 101 at January 1, 2000 resulted in a one-time, non-cash charge of $8.5 million, with a corresponding increase to deferred revenue that will be recognized in future periods. The $8.5 million represents portions of 1997 and 1998 payments received from Schering-Plough in consideration for the exclusive license of the Company's VASOMAX(R) product for the treatment of MED. For the year ended December 31, 2000, the Company recognized $2.1 million of licensing fees revenue that was included in the cumulative effect adjustment as of January 1, 2000. The balance of the deferred revenue from this adjustment, $6.4 million, will be recognized in the future over the performance period of the agreement. Included in licensing fees for the three month period ended June 30, 2001 is $528,000 of revenue that was recognized in prior years relating to the adoption of SAB 101.

NOTE 3  --  MARKETABLE SECURITIES-SHORT AND LONG TERM

         Short term marketable securities have a remaining maturity of less than twelve months and long term marketable securities have a remaining maturity of greater than twelve months. All investments are stated at amortized cost. Marketable securities - short term were approximately $16.7 million and marketable securities - long term were approximately $8.1 million as of June 30, 2001, totaling $24.8 million as compared to marketable securities - short term of $24.4 million and marketable securities - long term of $6.0 million at December 31, 2000, totaling $30.4 million. The Company invests some of its excess funds in longer maturities to secure a higher yield. These investments include corporate bonds and notes, Euro-dollar bonds, taxable auction securities and asset-backed securities. The Company's policy is to hold investments to maturity, to require minimum credit ratings of A1/P1 and A2/A and to make no investments with maturities more than three years. The average life of the investment portfolio may not exceed 24 months.

NOTE 4  --  PRODUCT INVENTORY

         The Company maintains an inventory of bulk phentolamine which is the active ingredient in VASOMAX(R), Vasofem(TM), Bimexes(TM) and Erxin. As of June 30, 2001 and December 31, 2000, the cost of this bulk raw material inventory on hand was approximately $4.5 million. The Company believes that its phentolamine mesylate inventory shelf life will be sufficient until the product launch date. Although the Company believes that it will realize the full value of this inventory upon approval of VASOMAX(R), any further delays in the approval of VASOMAX(R), or

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)


the failure to obtain approval, would force the Company to attempt to liquidate a portion or all of its phentolamine inventory position. A large sale of this bulk inventory could drive the market price down due to an oversupply of phentolamine.

NOTE 5 --  LICENSE, RESEARCH AND DEVELOPMENT AGREEMENT

Schering-Plough Corporation

         In November 1997, the Company entered into exclusive license agreements with Schering-Plough, a major U.S.-based pharmaceutical company, with respect to the Company's VASOMAX(R) product for the treatment of MED. Included in the Company's balance sheet as of December 31, 2000 under the caption accounts payable is an obligation to Schering-Plough of approximately $2.4 million. This obligation represents the Company's portion of a shared clinical development program with Schering-Plough regarding the Company's VASOMAX(R) product. During April 2001, Schering-Plough agreed to accept payment of the Company's obligation to Schering-Plough via two cash payments aggregating $1 million, a transfer of $933,000 in bulk phentolamine inventory and a $467,000 reduction in future royalties and milestone payments due to the Company. During April 2001, the Company made its first cash payment to Schering-Plough in the amount of $600,000 reducing the total obligation to Schering-Plough to $1.8 million.

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

OVERVIEW

         The Company was organized on August 20, 1987 (Inception), and is a biopharmaceutical company engaged in the development of pharmaceutical products for the reproductive system, including sexual dysfunction, vaccine adjuvants, fertility and female health as well as urological applications, specifically prostate cancer. From Inception through June 30, 2001, the Company has been primarily engaged in research and pre-clinical and clinical development and is still in a development stage.

         The Company has incurred several delays relating to the regulatory approval of its lead product VASOMAX(R), which is being developed for the treatment of MED. In August 1999, the FDA placed the Company's phentolamine based products which include VASOMAX(R), Vasofem(TM), Bimexes(TM) and Erxin(TM) on clinical hold in the U.S. based on a finding of brown fat proliferations in a two-year rat study. However, the FDA allowed Schering-Plough to complete an ongoing human study of VASOMAX(R) that was already underway. In addition, the MCA followed the FDA's lead in placing any further studies of phentolamine on clinical hold. In May 2000, the FDA upgraded the status of VASOMAX(R) to a partial clinical hold pending additional animal data and in August 2000 the MCA lifted the clinical hold on phentolamine in the United Kingdom. In October 2000, the FDA allowed Zonagen to conduct a mechanistic study to address their concerns regarding the brown fat findings in the earlier two-year rat study. Zonagen believes that having the U.S. partial clinical hold lifted is an important factor in the approval process for VASOMAX(R) in the U.S. The Company anticipates that final data from the study will not be available for FDA submission until the first half of 2002. As a result of these delays, in July 2000 the Company's Board of Directors elected to engage Deutsche Banc Alex. Brown to review the Company's strategic alternatives for redeploying its assets, which is still ongoing. At that time, the Board also elected to reduce cash expenditures and conserve resources as part of the redeployment strategy. As a result of this decision, Zonagen pared headcount to the minimum required to maintain existing technologies and commitments and laid-off more than one half of the Company's employees. Currently, the Company has 10 full-time employees. Due to the July 2000 reductions in employee headcount and cash expenditures, the Company has substantially reduced its research and development, clinical and regulatory and corporate activities.

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

         There can be no assurances that the FDA will accept the data generated from the ongoing alternative mechanistic study as adequate to lift the partial clinical hold on the Company's phentolamine based products or that the products will ultimately be approved for marketing. Additionally, there can be no assurance that the FDA or other similar regulatory authorities will approve VASOMAX(R) for commercial sale. See "Part 1. Item 1. Description of Business - Business Risks - Uncertainties Related to Clinical Trial Results and FDA Approval" in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

         As of June 30, 2001, the Company had an accumulated deficit of $75.3 million. Losses have resulted principally from costs incurred conducting clinical trials for VASOMAX(R) and Vasofem(TM), in research and development activities related to efforts to develop the Company's products and from the associated administrative costs required to support those efforts. There can be no assurance that the Company will be able to successfully complete the transition from a development stage company to the successful introduction of commercially viable products. The ability to achieve profitability will depend, among other things, on successfully completing the development of its products in a reasonable time frame and at a reasonable cost, including the obtaining of a timely lifting of the FDA's partial clinical hold on the Company's phentolamine based products, regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others that possess such capabilities, the ability to realize value from the Company's research and development programs through the commercialization of those products and raising sufficient funds to finance its activities. There can be no assurance that profitability can be achieved or if achieved, can be sustained. See "Item 1. Description of Business -- Business Risks -- Uncertainties Related to Early Stage of Development," " -- Business Risks -- History of Operating Losses; Accumulated Deficit" in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

RESULTS OF OPERATIONS

THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

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

         Total revenues remained relatively constant at approximately $1.0 million for the three month period ended June 30, 2001 as compared with $1.1 million for the same period in the prior year and were approximately $2.1 million for the six month period ended June 30, 2001 as compared to $2.2 million for the same period in the prior year. Total revenues reflect the adoption of SAB 101 effective January 1, 2000.

         Licensing fees for the three month period ended June 30, 2001 were $537,000 as compared to $528,000 for the same period in the prior year. Licensing fees for the two six month periods ended June 30, 2001 and June 30, 2000 were approximately $1.1 million. Included in licensing fees for the three month period ended June 30, 2001 were $528,000 as a result of the change in accounting principle under SAB 101 from the Company's agreements with Schering-Plough. Research and development grants for the three month period ended June 30, 2001 were $17,000 as compared to none for the same period in the prior year. Research and Development grants were $116,000 for the six month period ended June 30, 2001 as compared to none for the same period in the prior year relating to the Company's SBIR grants.

         Product royalties from sales of VASOMAX(R) in Latin America were approximately $10,000 for the three month period ended June 30, 2001 as compared to $11,000 for the same period in the prior year. Product royalties were $59,000 for the six month period ended June 30, 2001 as compared to $30,000 for the same period in the prior year. Schering-Plough commenced sales of VASOMAX(R) in Mexico, under the brand name Z-MAX(R), in May 1998 and in Brazil in May 1999. Under the terms of the Agreements, the Company receives quarterly royalty payments based on net product sales by Schering-Plough. These quarterly payments are expected to lag current quarter sales by up to sixty days. Until the partial clinical hold on VASOMAX(R) is lifted in the United States and the product is ultimately approved in the United States or other major countries, the Company expects royalty payments from sales to be nominal.

         Interest income decreased 29% to $399,000 for the three month period ended June 30, 2001 as compared to $560,000 for the same period in the prior year and decreased 19% to $890,000 for the six month period ended June 30, 2001 as compared to approximately $1.1 million for the same period in the prior year. The decrease is primarily attributable to declining interest rates and lower cash balances.

         Research and Development Expenses. Research and development ("R&D") expenses include contracted clinical development, internal clinical development and general internal and contracted research and development expenses. R&D expenses decreased 40% to $657,000 for the three month period ended June 30, 2001 as compared to approximately $1.1 million for the same period in the prior year. R&D expenses decreased 44% to approximately $1.4 million for the six month period ended June 30, 2001 as compared to approximately $2.5 million for the same period in the prior year. This decrease was primarily due to the July 2000 cost reduction program and the associated reduction in contracted clinical development, internal clinical development and general internal and contracted research and development activities. The Company continues to run its mechanistic study required to alleviate the FDA's concerns regarding the Company's phentolamine based products and also continues to run other small off-shore pilot studies. Although at a reduced level subsequent to the July 2000 cost reduction program, the Company continues to advance its other research product candidates. The Company does not anticipate a major increase in R&D expenses until VASOMAX(R) is approved in a major market.

         General and Administrative Expenses. General and administrative ("G&A") expenses decreased by 40% to $436,000 for the three month period ended June 30, 2001 as compared to $731,000 for the same period in the prior year. G&A expenses decreased by 38% to $993,000 for the six month period ended June 30, 2001 as compared to approximately $1.6 million for the same period in the prior year. This decrease was primarily due to the July 2000 cost reduction program and the associated reduction in activities. The Company does not anticipate a major increase in G&A expenses until VASOMAX(R) is approved in a major market.

LIQUIDITY AND CAPITAL RESOURCES

         Since Inception, the Company has financed its operations primarily with proceeds from private placements and public offerings of equity securities and with funds received under collaborative agreements. Zonagen has received a total of $20.0 million from Schering-Plough from inception of its collaboration through June 30, 2001 and has received only nominal royalty payments from the sale of VASOMAX(R) in Mexico and Brazil.

         The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses required to support those activities. Net cash of approximately $1.2 million was used in operating activities during the three month period ended June 30, 2001 as compared to $3.2 million for the same period in the prior year. Net cash of approximately $1.3 million was used in operating activities during the six month period ended June 30, 2001 as compared to $4.3 million for the same period in the prior year. Included in the $1.2 million net cash used in operating activities for the three month period ended June 30, 2001 is a payment which was made to Schering-Plough of $600,000 as reimbursement for prior shared clinical development costs for VASOMAX(R). The Company had cash, cash equivalents and marketable securities of approximately $31.6 million at June 30, 2001 as compared to approximately $32.9 million at December 31, 2000. The decreased use of cash for the quarter ended June 30, 2001 was primarily due to the Company's implementation of a cost reduction program in July 2000, which involved a significant headcount reduction and other cost cutting measures and substantially reducing its research and development, clinical and regulatory and corporate activities, due to the regulatory approval delays associated with the Company's phentolamine based products, which include VASOMAX(R), and Vasofem(TM), Bimexes(TM) and Erxin(TM). The Company pared headcount to the minimum required to maintain existing technologies and commitments and laid-off more than one half of the Company's employees.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

                           PART II - OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of the Company's Stockholders was held on July 10, 2001 to consider and vote upon the following proposals:

                  (i) Election of Directors. The following individuals were nominated and elected as directors, with the following number of shares voted for and withheld with respect to each director.

                                                           For          Withheld
                                                           ---          --------
                           Martin P. Sutter             9,469,276       246,682
                           Joseph S. Podolski           9,632,508        83,450
                           Steven Blasnik               9,620,281        95,677
                           Lloyd M. Bentsen, III        9,622,851        93,107
                           Timothy McInerney            9,622,481        93,477


                  (ii) Approval of the appointment of Arthur Andersen LLP as the Company's independent public accountants for 2000

                           For   9,656,960           Against   35,079      Abstain   23,919

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits

                           Exhibit No.      Identification of Exhibit
                           -----------      -------------------------
                           11.1*            Statement Regarding Computation of Net Loss Per Share

                           * filed herewith

                  b.       Reports on Form 8-K

                           The Company filed a current report on Form 8-K on July 12, 2001 reporting an event under Item 9.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ZONAGEN, INC.

Date:  August 14, 2001
                                    By: /s/ Joseph S. Podolski
                                       -----------------------------------------
                                            Joseph S. Podolski
                                            President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

Date:  August 14, 2001
                                    By: /s/ Louis Ploth, Jr.
                                       -----------------------------------------
                                            Louis Ploth, Jr.
                                            Vice President Business Development
                                            and Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

                                  EXHIBIT INDEX


Exhibit No.       Identification of Exhibit
-----------       -------------------------
  11.1            Statement Regarding Computation of Net Loss Per Share