Form 10-Q
period 2001-09-30
ZONAGEN INC
filed 2001-11-14
CIK 897075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

                                       or

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 9, 2001 there were outstanding 11,336,897 shares of Common Stock, par value $.001 per share, of the Registrant.

                                  ZONAGEN, INC.
                          (A development stage company)

                    For the Quarter Ended September 30, 2001

                                      INDEX

                                                                                Page
                                                                                ----
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS                                     3

PART I.    FINANCIAL INFORMATION                                                 4

Item 1.    Financial Statements

           Consolidated Balance Sheets:  September 30, 2001 (Unaudited)
           and December 31, 2000                                                 5

           Consolidated Statements of Operations: For the three months ended September 30, 2001 and 2000, nine months ended September
           30, 2001 and 2000 and from Inception (August 20, 1987) through
           September 30, 2001 (Unaudited)                                        6

           Consolidated Statements of Cash Flows: For the three months ended September 30, 2001 and 2000, nine months ended September
           30, 2001 and 2000 and from Inception (August 20, 1987) through
           September 30, 2001 (Unaudited)                                        7

           Notes to Consolidated Financial Statements                            8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                            13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk           18

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                    19

Item 4.    Submission of Matters to a Vote of Security Holders                  19

Item 6.    Exhibits and Reports on Form 8-K                                     20

SIGNATURES                                                                      21

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

                          Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements

         The following unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                September 30,   December 31,
                                                                    2001            2000
                                                                -------------   -------------
                                                                 (unaudited)
                                ASSETS

Current Assets
     Cash and cash equivalents                                  $       2,243   $       2,511
     Marketable securities - short term                                23,636          24,417
     Product inventory                                                  4,417           4,525
     Prepaid expenses and other current assets                            599             767
                                                                -------------   -------------
              Total current assets                                     30,895          32,220
Lab equipment, furniture and leasehold improvements, net                  390             556
Marketable securities - long term                                       5,024           6,023
Other assets, net                                                       1,602           1,575
                                                                -------------   -------------
              Total assets                                      $      37,911   $      40,374
                                                                =============   =============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                           $       1,776   $       2,641
     Accrued expenses                                                     622             284
     Deferred revenue - short term                                      2,114           2,146
                                                                -------------   -------------
              Total current liabilities                                 4,512           5,071
                                                                -------------   -------------
Deferred revenue - long term                                            2,642           4,243
Stockholders' Equity
     Undesignated Preferred Stock, $.001 par value, 5,000,000
          shares authorized, none issued and outstanding                   --              --
     Common Stock, $.001 par value, 20,000,000 shares
          authorized, 11,752,197 and 11,742,152 shares issued,
          respectively; 11,336,897 and 11,326,852 shares
          outstanding, respectively                                        12              12
     Additional paid-in capital                                       113,832         113,780
     Deferred compensation                                                (66)           (241)
     Cost of treasury stock, 415,300 shares                            (7,484)         (7,484)
     Deficit accumulated during the development stage                 (75,537)        (75,007)
                                                                -------------   -------------
              Total stockholders' equity                               30,757          31,060
                                                                -------------   -------------
              Total liabilities and stockholders' equity        $      37,911   $      40,374
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

                          ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (unaudited and in thousands except per share amounts)

                                                                                                     From Inception
                                                                                                    (August 20, 1987)
                                               Three Months Ended          Nine Months Ended            through
                                                  September 30,              September 30,            September 30,
                                            -------------------------   -------------------------   ----------------
                                               2001          2000          2001          2000             2001
                                            -----------   -----------   -----------   -----------   ----------------
Revenues
      Licensing fees                        $       560   $       529   $     1,633   $     1,585   $         23,998
      Product royalties                              --            35            58            65                627
      Research and development grants                --            --           115            --                187
      Interest income                               339           582         1,230         1,702             11,697
                                            -----------   -----------   -----------   -----------   ----------------
          Total revenues                            899         1,146         3,036         3,352             36,509
Expenses
      Research and development                      738         1,179         2,136         3,698             82,316
      General and administrative                    437           732         1,430         2,303             19,999
      Interest expense and amortization
           of intangibles                            --            --            --            --                388
                                            -----------   -----------   -----------   -----------   ----------------
          Total expenses                          1,175         1,911         3,566         6,001            102,703
                                            -----------   -----------   -----------   -----------   ----------------

Loss from continuing operations                    (276)         (765)         (530)       (2,649)           (66,194)
Loss from discontinued operations                    --            --            --            --             (1,828)
Gain on disposal                                     --            --            --            --                939
                                            -----------   -----------   -----------   -----------   ----------------
Net loss before cumulative effect of
     change in accounting principle                (276)         (765)         (530)       (2,649)           (67,083)
Cumulative effect of change in accounting
     principle                                       --            --            --        (8,454)            (8,454)
                                            -----------   -----------   -----------   -----------   ----------------
Net loss                                    $      (276)  $      (765)  $      (530)  $   (11,103)  $        (75,537)
                                            ===========   ===========   ===========   ===========   ================

Loss per share - basic and diluted:
Loss from continuing operations             $     (0.02)  $     (0.07)  $     (0.05)  $     (0.23)
Net loss before cumulative effect of
     change in accounting principle               (0.02)        (0.07)        (0.05)        (0.23)
Cumulative effect of change in accounting
     principle                                       --            --            --         (0.75)
                                            -----------   -----------   -----------   -----------
Net loss                                    $     (0.02)  $     (0.07)  $     (0.05)  $     (0.98)
                                            ===========   ===========   ===========   ===========

Shares used in loss per share calculation:
      Basic                                      11,335        11,316        11,332        11,298
      Diluted                                    11,335        11,316        11,332        11,298

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                                                                    From Inception
                                                                                                                   (August 20, 1987)
                                                                   Three Months Ended         Nine Months Ended          through
                                                                      September 30,              September 30,        September 30,
                                                               -----------------------     ----------------------- ----------------
                                                                   2001         2000          2001          2000           2001
                                                               ---------     ---------     ---------     --------- ----------------
Cash Flows from Operating Activities
Net loss                                                       $    (276)    $    (766)    $    (530)    $ (11,103)  $      (75,537)
Gain on disposal of discontinued operations                           --            --            --            --             (939)
Adjustments to reconcile net loss to net cash
 used in operating activities:
      Noncash financing costs                                         --            --            --            --              316
      Depreciation and amortization                                   74            79           228           352            3,021
      Noncash expenses related to stock-based transaction             91           100           211           242            2,334
      Common stock issued for agreement not to compete                --            --            --            --              200
      Series B Preferred Stock issued for consulting services         --            --            --            --               18
Changes in operating assets and liabilities
 (net effects of purchase of businesses in 1988 and 1994):
      (Increase) decrease in receivables                              --            --            --            --             (199)
      (Increase) decrease in inventory                               107            --           108          (523)          (4,448)
      (Increase) decrease in prepaid expenses and other
           current assets                                             33            14           168          (223)            (483)
      (Decrease) increase in accounts payable and
           accrued expenses                                         (167)         (207)         (527)       (1,225)           2,276
      (Decrease) increase in deferred revenue                       (560)         (528)       (1,633)        6,869            4,756
                                                               ---------     ---------     ---------     ---------   --------------
Net cash used in operating activities                               (698)       (1,308)       (1,975)       (5,611)         (68,685)

Cash Flows from Investing Activities
      (Purchase) maturities of marketable securities              (3,823)        7,198         1,780        12,038          (28,660)
      Capital expenditures                                            --           (14)           --           (57)          (2,218)
      Purchase of technology rights and other assets                  (8)          (48)          (89)         (195)          (1,846)
      Cash acquired in purchase of FTI                                --            --            --            --                3
      Proceeds from sale of subsidiary, less $12,345 for
           operating losses during 1990 phase-out period              --            --            --            --              138
      Proceeds from sale of the assets of Fertility
           Technologies, Inc., subsidiary                             --            --            --            --            2,250
      Increase in net assets held for disposal                        --            --            --            --             (213)
                                                               ---------     ---------     ---------     ---------   --------------
Net cash provided by (used in) investing activities               (3,831)        7,136         1,691        11,786          (30,546)

Cash Flows from Financing Activities
      Proceeds from issuance of common stock                           4             4            16           116           84,163
      Proceeds from issuance of preferred stock                       --            --            --            --           23,688
      Purchase of treasury stock                                      --            --            --            --           (7,484)
      Proceeds from issuance of notes payable                         --            --            --            --            2,839
      Principal payments on notes payable                             --            --            --            --           (1,732)
                                                               ---------      ---------    ---------     ---------   --------------
Net cash provided by financing activities                              4             4            16           116          101,474
                                                               ---------     ---------     ---------     ---------   --------------
Net increase (decrease) in cash and cash equivalents              (4,525)        5,832          (268)        6,291            2,243
Cash and cash equivalents at beginning of period                   6,768         4,565         2,511         4,106               --
                                                               ---------     ---------     ---------     ---------   --------------
Cash and cash equivalents at end of period                     $   2,243     $  10,397     $   2,243     $  10,397   $        2,243
                                                               =========     =========     =========     =========   ==============

Supplemental Disclosures of Cash Flow
      Reduction of debt due to final payment, in stock,
           of FTI Acquisition                                  $      --     $      --     $      --     $      --   $           94


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

NOTE 1  --  Organization and Operations

         Zonagen, Inc., a Delaware corporation, (the "Company" or "Zonagen"), was organized on August 20, 1987 (Inception), and is a biopharmaceutical company engaged in the development of pharmaceutical products for the reproductive system, including sexual dysfunction, vaccine adjuvants, fertility and female health as well as urological applications, specifically prostate cancer. From Inception through September 30, 2001, the Company has been primarily engaged in research and pre-clinical and clinical development and is still in a development stage.

         The Company has incurred several delays relating to the regulatory approval of its lead product, VASOMAX(R), which is being developed for the treatment of male erectile dysfunction ("MED"). In August 1999, the Food and Drug Administration ("FDA") placed the Company's phentolamine mesylate (phentolamine) based products, which include VASOMAX(R), Vasofem(TM), Bimexes(TM) and Erxin(TM) on clinical hold in the U.S. based on a finding of brown fat proliferations in a two-year rat study. However, the FDA allowed Schering-Plough Corporation ("Schering-Plough") to complete an ongoing human study of VASOMAX(R) that was already underway. In addition, the Medicines Control Agency ("MCA") followed the FDA's lead in placing any further studies of phentolamine on clinical hold. In May 2000, the FDA upgraded the status of VASOMAX(R) to a partial clinical hold pending additional animal data and in August 2000, the MCA lifted the clinical hold on phentolamine in the United Kingdom. In October 2000, the FDA allowed Zonagen to conduct a mechanistic study to address their concerns regarding the brown fat findings in the earlier two-year rat study. Zonagen believes that having the U.S. partial clinical hold lifted is an important factor in the approval process for VASOMAX(R) in the U.S. The Company anticipates that final data from the study will not be available for FDA submission until the first half of 2002. As a result of these delays, in July 2000 the Company's Board of Directors elected to engage Deutsche Banc Alex. Brown to review the Company's strategic alternatives for redeploying its assets, which is still ongoing. At that time, the Board also elected to reduce cash expenditures and conserve resources as part of the redeployment strategy. As a result of this decision, Zonagen reduced its personnel to the minimum required to maintain existing technologies and commitments and laid-off more than one half of the Company's employees. Currently, the Company has 9 full-time employees. Due to the July 2000 reductions in employee headcount and cash expenditures, the Company has substantially reduced its research and development, clinical and regulatory and corporate activities. The Company believes that its existing capital resources will be sufficient to fund its operations through at least the end of 2003, assuming no material changes occur regarding the current development plans of the Company's products.

         There can be no assurance that changes in the Company's current strategic plans or other events will not result in accelerated or unexpected expenditures. To satisfy its capital

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

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

         The Company's capital requirements will depend on many factors, including whether the FDA lifts its partial clinical hold on VASOMAX(R) (the Company's oral treatment for MED) and the Company's other product candidates that contain phentolamine; the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's clinical and preclinical activities; the progress of the Company's collaborative agreements with affiliates of Schering-Plough and costs associated with any future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of VASOMAX(R) and the Company's other products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful. See "Item 1. Description of Business -- Business Risks" in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

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

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


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

         The cumulative effect of adopting SAB 101 at January 1, 2000 resulted in a one-time, non-cash charge of $8.5 million, with a corresponding increase to deferred revenue that will be recognized in future periods. The $8.5 million represents portions of 1997 and 1998 payments received from Schering-Plough in consideration for the exclusive license of the Company's VASOMAX(R) product for the treatment of MED. For the year ended December 31, 2000, the Company recognized $2.1 million of licensing fees revenue that was included in the cumulative effect adjustment as of January 1, 2000. The balance of the deferred revenue from this adjustment, $6.4 million, will be recognized in the future over the performance period of the agreement. Included in licensing fees for the three and nine month periods ended September 30, 2001 is $529,000 and $1,585,000, respectively, of revenue that was recognized in prior years relating to the adoption of SAB 101.

NOTE 3  --  Marketable Securities-Short and Long Term

         Short term marketable securities have a remaining maturity of less than twelve months and long term marketable securities have a remaining maturity of greater than twelve months. All investments are stated at amortized cost. Marketable securities-short term were approximately $23.6 million and marketable securities-long term were approximately $5.0 million as of September 30, 2001, totaling $28.6 million as compared to marketable securities-short term of $24.4 million and marketable securities-long term of $6.0 million at December 31, 2000, totaling $30.4 million. The Company invests some of its excess funds in longer maturities to secure a higher yield. These investments include corporate bonds and notes, Euro-dollar bonds, taxable auction securities and asset-backed securities. The Company's policy is to hold investments to maturity, to require minimum credit ratings of A1/P1 and A2/A and to make no investments with maturities more than three years. The average life of the investment portfolio may not exceed 24 months.

NOTE 4  --  Product Inventory

         The Company maintains an inventory of bulk phentolamine, the active ingredient in VASOMAX(R), Vasofem(TM), Bimexes(TM) and Erxin. As of September 30, 2001, the cost of this bulk raw material inventory on hand was approximately $4.4 million as compared to approximately $4.5 million at December 31, 2000. During the third quarter ended September 30, 2001 the

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


Company shipped approximately $97,000 of bulk phentolamine to Schering-Plough. The Company believes that its phentolamine inventory shelf life will be sufficient until the product launch date. Although the Company believes that it will realize the full value of this inventory upon approval of VASOMAX(R), any further delays in the approval of VASOMAX(R), or the failure to obtain approval, would force the Company to attempt to liquidate a portion or all of its phentolamine inventory position. A large sale of this bulk inventory could drive the market price down due to an oversupply of phentolamine.

NOTE 5  --  License, Research and Development Agreements

Schering-Plough Corporation

         In November 1997, the Company entered into exclusive license agreements with Schering-Plough, a major U.S.-based pharmaceutical company, with respect to the Company's VASOMAX(R) product for the treatment of MED. Included in the Company's balance sheet as of December 31, 2000 under the caption "accounts payable" is an obligation to Schering-Plough of approximately $2.4 million. This obligation represents the Company's portion of a shared clinical development program with Schering-Plough regarding the Company's VASOMAX(R) product. During April 2001, Schering-Plough agreed to accept payment of the Company's obligation to Schering-Plough via two cash payments aggregating approximately $1 million, a transfer of $933,000 in bulk phentolamine inventory and a $467,000 reduction in future royalties and milestone payments payable to the Company. During April 2001, the Company made its first cash payment to Schering-Plough in the amount of $600,000 and, during the third quarter ended September 30, 2001, the Company shipped approximately $97,000 of bulk phentolamine to Schering-Plough reducing the total obligation to Schering-Plough to approximately $1.7 million.

American Home Products Corporation

         On December 13, 2000 the Company announced that it had entered into an Option Agreement with Wyeth-Ayerst Laboratories ("Wyeth-Ayerst"), the pharmaceutical division of American Home Products Corporation (NYSE:AHP), to collaborate in the development of a human immunocontraceptive vaccine. The focal point of the collaboration was a proof-of-concept study intended to demonstrate the effectiveness of Zonagen's human contraceptive vaccine using Zonagen's proprietary antigen and adjuvant technologies. The Option Agreement gave Wyeth-Ayerst the right to exercise its option for worldwide rights to the zona pellucida contraceptive technology developed by Zonagen through the payment of an up-front fee and entering into an exclusive license agreement. On September 27, 2001 the Company announced that it had suspended further research on the zona pellucida human immunocontraceptive vaccine following inconsistent results from an ongoing baboon study. Due to these results, Wyeth-Ayerst

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


terminated the Option Agreement, resulting in no ongoing performance obligations on the Company's behalf. In September 2001, the Company recognized approximately $32,000 in licensing fees upon termination of the option agreement, that it had previously received from Wyeth-Ayerst.

NOTE 6  --  Commitments and Contingencies

         Certain purported class action complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder were filed against the Company and certain of its officers and directors. These complaints were filed in the United States District Court for the Southern District of Texas in Houston, Texas and were consolidated on May 29, 1998. The plaintiffs purported to bring the suit on behalf of all purchasers of Zonagen common stock between February 7, 1996 and January 9, 1998. The plaintiffs asserted that the defendants made materially false and misleading statements and failed to disclose material facts about the patents and patent applications of the Company relating to VASOMAX(R) and Chito-ZN (formerly named ImmuMax(TM)) and about the Company's clinical trials of VASOMAX(R). The plaintiffs sought to have the action declared to be a class action, and to have rescissionary or compensatory damages in an unstated amount, along with interest and attorney's fees. On March 30, 1999, the Court granted the defendants' motion to dismiss and dismissed the case with prejudice. The plaintiffs filed an appeal. On September 25, 2001, the United States Fifth Circuit Court of Appeals affirmed the dismissal of all claims except one; the court reversed the trial courts dismissal of a claim concerning the Company's disclosure about a patent relating to VASOMAX(R). The Company and the individual defendants believe that these actions are without merit and intend to defend against them vigorously. No estimate of loss or range of estimate of loss, if any, can be made at this time. Management believes there will be no material adverse effect related to this matter.

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

Overview

         The Company was organized on August 20, 1987 (Inception), and is a biopharmaceutical company engaged in the development of pharmaceutical products for the reproductive system, including sexual dysfunction, vaccine adjuvants, fertility and female health as well as urological applications, specifically prostate cancer. From Inception through September 30, 2001, the Company has been primarily engaged in research and pre-clinical and clinical development and is still in a development stage.

         The Company has incurred several delays relating to the regulatory approval of its lead product, VASOMAX(R), which is being developed for the treatment of MED. In August 1999, the FDA placed the Company's phentolamine based products, which include VASOMAX(R), Vasofem(TM), Bimexes(TM) and Erxin(TM), on clinical hold in the U.S. based on a finding of brown fat proliferations in a two-year rat study. However, the FDA allowed Schering-Plough to complete an ongoing human study of VASOMAX(R) that was already underway. In addition, the MCA followed the FDA's lead in placing any further studies of phentolamine on clinical hold. In May 2000, the FDA upgraded the status of VASOMAX(R) to a partial clinical hold pending additional animal data and in August 2000 the MCA lifted the clinical hold on phentolamine in the United Kingdom. In October 2000, the FDA allowed Zonagen to conduct a mechanistic study to address their concerns regarding the brown fat findings in the earlier two-year rat study. Zonagen believes that having the U.S. partial clinical hold lifted is an important factor in the approval process for VASOMAX(R) in the U.S. The Company anticipates that final data from the study will not be available for FDA submission until the first half of 2002. As a result of these delays, in July 2000 the Company's Board of Directors elected to engage Deutsche Banc Alex. Brown to review the Company's strategic alternatives for redeploying its assets, which is still ongoing. At that time, the Board also elected to reduce cash expenditures and conserve resources as part of the redeployment strategy. As a result of this decision, Zonagen reduced its personnel to the minimum required to maintain existing technologies and commitments and laid-off more than one half of the Company's employees. Currently, the Company has 9 full-time employees. Due to the July 2000 reductions in employee headcount and cash expenditures, the Company has substantially reduced its research and development, clinical and regulatory and corporate activities.

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

         As of September 30, 2001, the Company had an accumulated deficit of $75.5 million. Losses have resulted principally from costs incurred conducting clinical trials for VASOMAX(R) and Vasofem(TM), in research and development activities related to efforts to develop the Company's products and from the associated administrative costs required to support those efforts. There can be no assurance that the Company will be able to successfully complete the transition from a development stage company to the successful introduction of commercially viable products. The ability to achieve profitability will depend, among other things, on successfully completing the development of its products in a reasonable time frame and at a reasonable cost, including the obtaining of a timely lifting of the FDA's partial clinical hold on the Company's phentolamine based products, regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others that possess such capabilities, the ability to realize value from the Company's research and development programs through the commercialization of those products and raising sufficient funds to finance its activities. There can be no assurance that profitability can be achieved or if achieved, can be sustained. See "Item 1. Description of Business -- Business Risks -- Uncertainties Related to Early Stage of Development," "-- Business Risks -- History of Operating Losses; Accumulated Deficit" in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

Results of Operations

Three Month and Nine Month periods Ended September 30, 2001 and 2000

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

         Total revenues for the three month period ended September 30, 2001 decreased to $899,000 as compared with $1.1 million for the same period in the prior year and were approximately $3.0 million for the nine month period ended September 30, 2001 as compared to $3.4 million for the same period in the prior year. Total revenues reflect the adoption of SAB 101 effective January 1, 2000.

         Licensing fees for the three month period ended September 30, 2001 were $560,000 as compared to $529,000 for the same period in the prior year. Licensing fees for both nine month periods ended September 30, 2001 and 2000 were approximately $1.6 million. Included in licensing fees for the three month period ended September 30, 2001 were $529,000 and $1.6 million for the nine month period ended September 30, 2001 as a result of the change in accounting principle under SAB 101 relating to the Company's agreements with Schering-Plough. The Company had no Small Business Innovative Research ("SBIR") research and development grant revenue for both three month periods ended September 30, 2001 or 2000 and had $115,000 for the nine month period ended September 30, 2001 as compared to none for the same period in the prior year. Due to the termination of an Option Agreement by Wyeth-Ayerst, the Company recognized $32,000 in licensing fees for the three month period ended September 30, 2001 that it had previously received from Wyeth-Ayerst.

         Product royalties from sales of VASOMAX(R) in Latin America were zero for the three month period ended September 30, 2001 as compared to $35,000 for the same period in the prior year. Product royalties were $58,000 for the nine month period ended September 30, 2001 as compared to $65,000 for the same period in the prior year. Due to the ongoing partial clinical hold in the United States of the Company's phentolamine products, marketing efforts regarding VASOMAX(R) have been dramatically reduced in Latin America. As a result of this action, the Company recorded zero royalty revenues in the third quarter ended September 30, 2001. Schering-Plough commenced sales of VASOMAX(R) in Mexico, under the brand name Z-MAX(R), in May 1998 and in Brazil in May 1999. Under the terms of the Agreements, the Company receives quarterly royalty payments based on net product sales by Schering-Plough. These quarterly payments are expected to lag current quarter sales by up to sixty days. Until the partial clinical hold on VASOMAX(R) is lifted in the United States and the product is ultimately approved in the United States or other major countries, the Company expects royalty payments from sales to be nominal.

         Interest income decreased 42% to $339,000 for the three month period ended September 30, 2001 as compared to $582,000 for the same period in the prior year and decreased 29% to $1.2 million for the nine month period ended September 30, 2001 as compared to approximately $1.7 million for the same period in the prior year. The decrease is attributable to declining interest rates and lower cash balances.

         Research and Development Expenses. Research and development ("R&D") expenses include contracted clinical development, internal clinical development and general internal and contracted research and development expenses. R&D expenses decreased 39% to $738,000 for the three month period ended September 30, 2001 as compared to approximately $1.2 million for the same period in the prior year. R&D expenses decreased 43% to approximately $2.1 million for the nine month period ended September 30, 2001 as compared to approximately $3.7 million for the same period in the prior year. This decrease was primarily due to the July 2000 cost reduction program and the associated reduction in contracted clinical development, internal clinical development and general internal and contracted research and development activities. The Company continues to run its mechanistic study required to alleviate the FDA's concerns regarding the Company's phentolamine based products and also continues to run other small pilot studies outside of the United States. Although at a substantially reduced level after to the July 2000 cost reduction program, the Company continues to advance its other research product candidates. The Company does not anticipate a major increase in R&D expenses until VASOMAX(R) is approved in a major market.

         General and Administrative Expenses. General and administrative ("G&A") expenses decreased by 40% to $437,000 for the three month period ended September 30, 2001 as compared to $732,000 for the same period in the prior year. G&A expenses decreased by 39% to $1.4 million for the nine month period ended September 30, 2001 as compared to approximately $2.3 million for the same period in the prior year. This decrease was primarily due to the July 2000 cost reduction program and the associated reduction in activities. The Company does not anticipate a major increase in G&A expenses until VASOMAX(R) is approved in a major market.

Liquidity and Capital Resources

         Since Inception, the Company has financed its operations primarily with proceeds from private placements and public offerings of equity securities and with funds received under collaborative agreements. Zonagen has received a total of $20.0 million from Schering-Plough from inception of its collaboration through September 30, 2001 and has received only nominal royalty payments from the sale of VASOMAX(R) in Mexico and Brazil.

         The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses required to support those activities. Net cash of approximately $698,000 was used in operating activities during the three month period ended September 30, 2001 as compared to $1.3 million for the same period in the prior year. Net cash of approximately $2.0 million was used in operating activities during the nine month period ended September 30, 2001 as compared to $5.6 million for the same period in the prior year. Included in the $2.0 million net cash used in operating activities for the nine month period ended September 30, 2001 is a payment of $600,000 which was made to Schering-Plough as reimbursement for prior shared clinical development costs for VASOMAX(R). The Company had cash, cash equivalents and marketable securities of approximately $30.9 million at September 30, 2001 as compared to approximately $32.9 million at December 31, 2000. The decreased use of cash for the three and nine month periods ended September 30, 2001 was primarily due to the Company's implementation of a cost reduction program in July 2000, which involved a significant headcount reduction and other cost cutting measures and substantially reducing its research and development, clinical and regulatory and corporate activities, due to the regulatory approval delays associated with the Company's phentolamine based products, which include VASOMAX(R), Vasofem(TM), Bimexes(TM) and Erxin(TM). The Company pared headcount to the minimum required to maintain existing technologies and commitments and laid-off more than one half of the Company's employees.

         The Company believes that its existing capital resources will be sufficient to fund its operations through at least the end of 2003, assuming no material changes occur regarding the current development plans of the Company's products. The Company's capital requirements will depend on many factors, including whether the FDA lifts its partial clinical hold on VASOMAX(R) (the Company's oral treatment for MED) and the Company's other product candidates that contain phentolamine; the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's clinical and preclinical activities; the progress of the Company's collaborative agreements with affiliates of Schering-Plough or any future collaborators and costs associated with any of those collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of VASOMAX(R) and the Company's other products; the Company's ability to obtain regulatory approvals including the obtaining of the timely lifting of the FDA's partial clinical hold on the Company's phentolamine based products; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Certain purported class action complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder were filed against the Company and certain of its officers and directors. These complaints were filed in the United States District Court for the Southern District of Texas in Houston, Texas and were consolidated on May 29, 1998. The plaintiffs purported to bring the suit on behalf of all purchasers of Zonagen common stock between February 7, 1996 and January 9, 1998. The plaintiffs asserted that the defendants made materially false and misleading statements and failed to disclose material facts about the patents and patent applications of the Company relating to VASOMAX(R) and Chito-ZN (formerly named ImmuMax(TM)) and about the Company's clinical trials of VASOMAX(R). The plaintiffs sought to have the action declared to be a class action, and to have rescissionary or compensatory damages in an unstated amount, along with interest and attorney's fees. On March 30, 1999, the Court granted the defendants' motion to dismiss and dismissed the case with prejudice. The plaintiffs filed an appeal. On September 25, 2001, the United States Fifth Circuit Court of Appeals affirmed the dismissal of all claims except one; the court reversed the trial courts dismissal of a claim concerning the Company's disclosure about a patent relating to VASOMAX(R). The Company and the individual defendants believe that these actions are without merit and intend to defend against them vigorously. No estimate of loss or range of estimate of loss, if any, can be made at this time. Management believes there will be no material adverse effect related to this matter.

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


               (ii) Approval of the appointment of Arthur Andersen LLP as the
                    Company's independent public accountants for 2001.

                    For   9,656,960     Against   35,079     Abstain   23,919

Item 6.     Exhibits and Reports on Form 8-K

            a.   Exhibits

                 None

            b.   Reports on Form 8-K

                 The Company filed a current report on Form 8-K on July 12, 2001 reporting an event under Item 9.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ZONAGEN, INC.


Date:  November 14, 2001
                               By: /s/ Joseph S. Podolski
                                   -----------------------------------------
                                   Joseph S. Podolski
                                   President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)

Date:  November 14, 2001
                               By: /s/ Louis Ploth, Jr.
                                   -----------------------------------------
                                   Louis Ploth, Jr.
                                   Vice President Business Development and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)