Form 10-K
period 2001-12-31
ZONAGEN INC
filed 2002-03-29
CIK 897075

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM TO
                          COMMISSION FILE NO. 0-21198

                         ------------------------------

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

                         ------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                                NAME OF EACH
                        TITLE OF EACH CLASS                              EXCHANGE ON WHICH REGISTERED
                        -------------------                              ----------------------------
                   Common Stock, $.001 par value                            Pacific Exchange, Inc.
                 Rights to purchase Series One Junior                       Pacific Exchange, Inc.
                     Participating Preferred Stock

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                                                 NAME OF EACH
                        TITLE OF EACH CLASS                              EXCHANGE ON WHICH REGISTERED
                        -------------------                              ----------------------------
                   Common Stock, $.001 par value                            Nasdaq National Market
                 Rights to purchase Series One Junior                       Nasdaq National Market
                     Participating Preferred Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $48,679,000 as of March 14, 2002, based on the closing sales price of the registrant's common stock on the Nasdaq National Market on such date of $4.67 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the shares of the registrant's common stock are assumed to be affiliates. As of March 14, 2002, 11,381,481 shares of the registrant's common stock were outstanding.


================================================================================

                                  ZONAGEN, INC.
                          2001 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


PART I                                                                                                    PAGE
                                                                                                          ----
Item 1.     Description of Business                                                                          3
Item 2.     Properties                                                                                      26
Item 3.     Legal Proceedings                                                                               26
Item 4.     Submission of Matters to a Vote of Security Holders                                             26

PART II
Item 5.     Market for Common Equity and Related Stockholder Matters                                        27
Item 6.     Selected Consolidated Financial Data                                                            29
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations           31
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                                      39
Item 8.     Financial Statements                                                                            39
Item 9.     Changes in and disagreements with Accountants on Accounting and Financial Disclosure            39

PART III
Item 10.    Directors and Executive Officers of the Registrant                                              40
Item 11.    Executive Compensation                                                                          40
Item 12.    Security Ownership of Certain Beneficial Owners and Management                                  40
Item 13.    Certain Relationships and Related Transactions                                                  40

PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                41
SIGNATURES                                                                                                  44


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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         Zonagen, Inc. ("Zonagen" or the "Company"), a Delaware corporation was organized on August 20, 1987 ("Inception") and is a development stage company. Zonagen is engaged in the development of pharmaceutical products that address diseases and conditions associated with the human reproductive system.

         The Company's primary focus is the global approval of its lead product VASOMAX(R), which is being developed for the treatment of male erectile dysfunction ("MED"). The Company currently has 10 full-time employees; six are engaged in research and development ("R&D") and four are engaged in business development, administration and facility maintenance. Management utilizes expert consultants to advance the U.S. approval process of the Company's lead product VASOMAX(R). Management also monitors the non-U.S. approval program, which is being implemented by Schering-Plough Corporation ("Schering-Plough"). In November 1997, the Company entered into exclusive worldwide license agreements ("Agreements") with Schering-Plough to market and sell VASOMAX(R) for the treatment of MED. In addition to VASOMAX(R), the Company is also focusing on other new small molecule product opportunities. Management believes that operating in a virtual manner utilizing its R&D capabilities to primarily screen potential pharmaceutical candidates and to manage and perform pre-clinical requirements for future product candidate approvals will enable it to continue advancing its potential products while managing its cash burn rate. The Company does not intend to materially increase its employee headcount until VASOMAX(R) is approved for marketing in a major country.

         VASOMAX(R) is currently on partial clinical hold in the United States, although, Schering-Plough is currently pursuing regulatory approval in the United Kingdom. In December 2001, the Company announced two recent developments relating to the potential future global regulatory approval of VASOMAX(R).

         The first development was the release of preliminary interim results from the current mechanistic rat study regarding phentolamine mesylate ("phentolamine", the active ingredient in VASOMAX(R), among other products). This study was initiated in November 2000 in an attempt to resolve the Food and Drug Administration ("FDA") concerns regarding the appearance of brown fat proliferations in a prior two-year rat study. As a result of those findings, in August 1999, the FDA placed VASOMAX(R) on clinical hold in the U.S., which was subsequently upgraded in May 2000 to a partial clinical hold. The interim results of this mechanistic study showed that the gross necropsies of both old and young rats exposed to various doses of phentolamine suggest that phentolamine does not induce or promote brown fat proliferations in rats. No gross brown fat proliferations were observed during the entire one-year period that the animals were administered the drug. The current mechanistic study was designed with the intention of resolving the FDA's concerns, hopefully resulting in a lifting of the partial clinical hold, which is a critical step toward realizing the future potential approval of VASOMAX(R) in the United States. The Company plans to submit the final results from the assessment of the data from this study to the FDA during the middle of 2002.

         The second development was the announcement that a response to questions on the Marketing Authorization Application for VASOMAX(R) was submitted by Schering-Plough to the Medicines Control Agency ("MCA") in the United Kingdom. The submission included responses to the questions and comments posed by the MCA in 1999 as part of their office action following the original submission. In addition to a response to the original MCA comments, the amendment included data from studies completed since the submission in 1998 as well as several expert reports including efficacy and cardiovascular safety evaluations. The MCA will assess the submitted data and expert reports and determine whether or not the drug should be approved in the United Kingdom.

         If VASOMAX(R) is not approved in the U.K. or any other major territory, or if Schering-Plough terminates its agreements with the Company, the results could have a material adverse effect on the Company. See "-- Collaborative, Licensing and Supply Agreements -- Schering-Plough Corporation" and " -- Business Risks -- Uncertainties Related to Clinical Trial Results and FDA Approval."

         In January 2002, the Company announced that its Board of Directors had elected to discontinue the ongoing efforts of Deutsche Banc Alex. Brown, which was engaged in July 2000 to review strategic alternatives for redeploying Zonagen's assets. This decision was made following the recent regulatory developments surrounding VASOMAX(R). Management feels that a recommitment of efforts towards the approval of VASOMAX(R) and other product candidates may yield the greatest opportunity to increase shareholder value.

         Although the company operates in essentially a virtual manner, it still possesses a pipeline of product opportunities in the areas of both small molecule pharmaceuticals as well as biotech related product candidates. Due to the Company's limited R&D resources the Company has elected to focus its attention on its small molecule pharmaceuticals. See "-- Products in Development --" and " -- Business Risks -- Uncertainties Related to Clinical Trial Results and FDA Approval."

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

         To promote the study and understanding of FSAD, Zonagen, with Bayer AG, has developed the Female Sexual Function Index ("FSFI"). The FSFI is designed to assist in the evaluation and treatment of FSAD, one of the specific categories of FSD that is difficult to clinically diagnose. The FSFI is a brief questionnaire that evaluates sexual function in women, similar to the manner in which the IIEF is used for the study of MED. This instrument was developed for use in clinical trials to assess different aspects of female sexual function, such as sexual arousal, orgasm, satisfaction and pain. The FSFI was tested in two groups of women, one of which included subjects with FSAD as determined by sexual history and the other included normal control subjects. The test results validated the FSFI by demonstrating sufficient psychometric properties. The FSFI sensitively and reliably differentiated between these two groups of women on all aspects of sexual function. This index has been published in The Journal of Sex and Marital Therapy.

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

RESEARCH AND DEVELOPMENT

         The Company's primary focus is the global approval of its lead product, VASOMAX(R). The Company utilizes expert consultants to advance the U.S. approval process and also monitors the non-U.S. approval program, which is being implemented by Schering-Plough, the exclusive worldwide licensee of VASOMAX(R).

         The Company currently has six full-time employees engaged in research & development and operates in a virtual manner utilizing its R&D capabilities to primarily screen potential pharmaceutical candidates and to manage and perform pre-clinical requirements for future product candidate approvals. In addition, the Company also performs funded research, when available, which is primarily received through government grants, to perform feasibility and developmental studies regarding potential new product opportunities. Management believes that operating in a virtual manner will enable it to continue advancing its potential products while managing its cash burn rate. The Company does not intend to materially increase its employee headcount until VASOMAX(R) is approved for marketing in a major country.

         The Company's current product pipeline includes small molecule pharmaceuticals as well as biotech related product candidates. Due to the Company's limited research & development resources the Company has elected to focus its attention on its small molecule pharmaceuticals.

         The Company's research and development expenditures have declined substantially since the year 2000, primarily due to the completion of the Phase III and open label trials for VASOMAX(R) and the subsequent decrease in outside contracted costs, and the reduction in employee headcount and cash spending that was implemented in July 2000. In 2001, 2000 and 1999, research and development expenses were $3.0 million, $4.5 million and $12.2 million, respectively. Due to the July 2000 reductions in employee headcount and cash expenditures, and the partial clinical hold imposed by the FDA on the Company's phentolamine-based products, the Company has substantially reduced its research and development activities. In the event that the FDA removes the partial clinical hold on the Company's phentolamine-based products, the Company expects these expenses to increase in the next several years over their 2001 level, as it advances its other products further into the clinical trial process.

PRODUCTS IN DEVELOPMENT

         The Company's primary focus is the global approval of its lead product, VASOMAX(R). The Company utilizes expert consultants to advance the U.S. approval process and also monitors the non-U.S. approval program, which is being implemented by Schering-Plough, the exclusive worldwide licensee of VASOMAX(R).

         The Company currently has six full-time employees engaged in R&D and operates in a virtual manner utilizing its R&D capabilities to primarily screen potential pharmaceutical candidates and to manage and perform pre-clinical requirements for future product candidate approvals. In addition, the Company also performs funded research, when available, which is primarily received through government grants, to perform feasibility and developmental studies regarding potential new product opportunities. Management believes that operating in a virtual manner will enable it to continue advancing its potential products while managing its cash burn rate. The Company does not intend to materially increase its employee headcount until VASOMAX(R) is approved for marketing in a major country.

         The Company's current product pipeline includes small molecule pharmaceuticals as well as biotech related product candidates.

SMALL MOLECULE OPPORTUNITIES

Sexual Dysfunction

         The products being developed to treat sexual dysfunction are the Company's most advanced in terms of clinical development. All of these products have been tested in humans, though each is at a different stage of development. Before the FDA will approve the marketing of any of the Company's phentolamine-based products, which include VASOMAX(R), Vasofem(TM), Bimexes(TM) and ERxin(TM), the Company must first resolve the partial clinical hold which was imposed by the FDA due to brown fat proliferations that occurred in the Company's two-year rat carcinogenicity study. During the middle of 2002, the Company plans to submit the final results from its mechanistic study, which was designed in an attempt to resolve any outstanding issues that the FDA has regarding the previous findings of brown fat proliferations. See "-- Regulatory Matters on VASOMAX(R) and Vasofem(TM) --" and " -- Business Risks -- Uncertainties Related to Clinical Trial Results and FDA Approval."

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

         In November 1997, the Company entered into exclusive worldwide license agreements ("Schering Agreements") with Schering-Plough to market and sell VASOMAX(R) for the treatment of MED. The Schering Agreements also provide rights to acquire a similar license to market and sell Vasofem(TM) for the treatment of FSD.

         In May 1998, Schering-Plough began product sales in Mexico under the tradename Z-MAX(R). In May 1999, an affiliate of Schering-Plough commenced VASOMAX(R) sales in Brazil.

         In July 1998, the Company submitted a New Drug Application ("NDA") for VASOMAX(R) to the U.S. FDA. In August 1998 Schering-Plough submitted a Marketing Authorization Application for VASOMAX(R) to the Medicines Control Agency ("MCA") in the United Kingdom.

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

         In August 1999, the Company announced the preliminary finding of brown fat proliferations in a small percentage of male rats in a two-year rat study. Consequently, the FDA placed both VASOMAX(R) and Vasofem(TM) on clinical hold in the U.S. until the final report on the data from the two-year study is submitted, reviewed and assessed by the FDA. At the time the clinical holds were imposed, the FDA allowed Schering-Plough to complete the ongoing human study of VASOMAX(R) that was underway. Having the U.S. partial clinical hold lifted is a critical factor in the approval process for VASOMAX(R) in the United States.

         In December 1999, Zonagen announced that Schering-Plough had completed the VASOMAX(R) clinical study that the FDA had allowed to continue to conclusion when VASOMAX(R) and Vasofem(TM) were placed on clinical hold, in August 1999. In addition to this efficacy trial the results from other long-term safety and drug interaction studies will be used by Zonagen to address the issues raised in the FDA's non-approvable letter once the preclinical issues are resolved.

         In April 2000, Zonagen submitted the final results from the two-year rat study to the FDA along with an expert report explaining the findings of brown fat proliferations in the study. Shortly thereafter, Schering-Plough submitted the same information to the MCA in the United Kingdom for their review. Previously, the MCA followed the FDA's lead in placing any further studies of VASOMAX(R) on clinical hold. In May 2000, the FDA upgraded the status of VASOMAX(R) to a partial clinical hold pending additional animal data. In August 2000, the MCA lifted the clinical hold on VASOMAX(R) in the United Kingdom, and in October 2000 the FDA agreed to a mechanistic study to satisfy their concerns regarding the brown fat findings in the earlier two-year rat study. In late November, Zonagen initiated its mechanistic study, which was designed with the intention of resolving the FDA's concerns, hopefully resulting in a lifting of the partial clinical hold, which is a critical step toward the future potential approval of VASOMAX(R) in the United States.

         In December 2001, the interim results of the mechanistic study showed that the gross necropsies of both old and young rats exposed to various doses of phentolamine suggested that phentolamine does not induce or promote brown fat proliferations in rats. No gross brown fat proliferations were observed during the entire one-year period that the animals were administered the drug. The Company plans to submit the final results from the assessment of the data from this study to the FDA during the middle of 2002.

         Also in December 2001, a response to questions on the Marketing Authorization Application for Vasomax(R) was submitted by Schering-Plough to the MCA in the United Kingdom. The submission included responses to the questions and comments posed by the MCA in 1999 as part of their office action following the original submission. In addition to a response to the original MCA comments, the amendment included data from studies completed since the submission in 1998 as well as several expert reports including efficacy and cardiovascular safety evaluations. The MCA will assess the submitted data and expert reports, and determine whether or not the drug should be approved in the United Kingdom.

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

Vasofem(TM) - Female Sexual Arousal Disorder

         During 1997, the Company completed a pilot study of the role of phentolamine in the treatment of FSAD under its Investigational New Drug ("IND") application for VASOMAX(R). Based on the results of this study, the Company filed an IND with the FDA that became effective in October 1998. The purpose of this IND is to assess the efficacy and safety of phentolamine in the treatment of FSAD. After the completion of a U.S. Phase I safety study, the FDA placed Vasofem(TM) on clinical hold in the U.S. due to the findings of brown fat proliferations in the two-year rat study for VASOMAX(R). Vasofem(TM) was placed on clinical hold because the active ingredient for both products is phentolamine. See " -- Products in Development -- Small Molecule Opportunities -- Sexual Dysfunction -- VASOMAX(R) - Male Erectile Dysfunction."

         Zonagen has completed an additional foreign Phase I study of Vasofem(TM), as well as an offshore Phase II clinical trial conducted in an in-office setting. The results have encouraged the Company to proceed with the clinical development of Vasofem(TM). In September 2000, Zonagen announced promising results from the physician's in-office study. If the clinical hold is lifted in the U.S., the Company expects to work with the FDA to develop Phase II clinical trial protocols for U.S.-based trials, leveraging the experience gained from previously conducted foreign studies.

         Due to the FDA-imposed partial clinical hold on the Company's phentolamine-based products, the Company is not performing any additional clinical trials at this time relating to Vasofem(TM).

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

         In June 2001, results from an off-shore Phase II study of the Company's combination oral product Bimexes(TM) were presented at the Latin American Congress of Impotency and later presented at the World Congress of Sexology by Dr. Eusebio Rubio of Mexico City, principal investigator in the study. The study was designed to compare the efficacy and safety of three different oral combinations compared to the highest approved dose of Viagra (100 mg). A total of 44 patients were enrolled at three sites in Mexico. All treatments produced a significant effect in the primary efficacy variable against the placebo run-in period, however no statistically significant differences were found between treatments. The study recruited men who were successful achieving vaginal penetration less than 50% of the time during a 4-week placebo run-in period. Following the run-in period patients were randomized into one of four groups including open label Viagra and three different blinded combination formulations developed by Zonagen. Following the initial test period, which lasted 4 weeks, the patients crossed over into one of the other groups until each patient had received all four drugs. The total study following the placebo run-in lasted 16 weeks. During each period the patients could self administer up to 12 doses of study drug. Zonagen's optimal formulation of Bimexes(TM) produced efficacy results equivalent to Viagra. Successful vaginal penetration was accomplished in 58% of attempts for both Bimexes(TM) and Viagra. The erections were maintained until orgasm 46% of the time for Bimexes(TM) and 44% for Viagra. Although making up less than 20% of the study, men with prior Viagra experience scored better overall on Bimexes(TM) as indicated by the Sexual Experience Profile 6-point rating system (a validated diary of intercourse experience). For this subgroup, Bimexes(TM) scored an average of 3.2 compared to 2.5 for 100 mg Viagra. Safety of Zonagen's Bimexes(TM) compared favorably to Viagra. The most frequently reported side effect for Bimexes(TM) was nasal congestion at 9.7%, with headache and somnolence noted as greater than 2%. All Bimexes(TM) side effects were said to be mild in nature. The most frequently reported side effects for Viagra during this study were headache and nasal congestion at 7.5% each, while vomiting, tachycardia, dizziness and chest pain were greater than 2%. All Viagra side effects were noted as mild except tachycardia and dizziness, which were reported as moderate.

         Due to the FDA imposed partial clinical hold on the Company's phentolamine-based products, the Company is not performing any additional clinical trials at this time relating to Bimexes(TM).

ERxin(TM) - Multi-component Injection Therapy

         The Company believes that about 30 percent of patients with MED may not respond satisfactorily to oral therapy and may require penile injection therapy to achieve an erection sufficient for satisfactory sexual performance. Further, a significant percentage of men with severe erectile dysfunction who attempted penile injection therapy do not respond adequately to the leading injectable therapy, Caverject(R). The Company completed pilot studies with a multi-component injection therapy which includes phentolamine, called ERxin(TM), for men who suffer from severe erectile dysfunction. The first trial studied men who did not respond to Viagra(R); the second studied men who did not achieve an adequate response to Caverject(R). Internal evaluation of the results of these trials leads the Company to believe that ERxin(TM) is superior to Caverject(R) in terms of percentage of patients achieving erections rated sufficient for vaginal penetration as well as pain associated with the injection.

         In June 2001, results from an off-shore Phase II study of the Company's combination penile injection product ERxin(TM) were presented at the 3rd International Congress of Andrology in Montreal, Canada by Dr. Rosaria Tapia of Mexico City, principal investigator in the study. The study was designed to compare the efficacy and safety of four different combination intracavernosal injection therapies in patients who failed to respond to an injection of Caverject(R). A total of 40 patients with severe erectile dysfunction were enrolled at three sites in Mexico. The study recruited men who were unsuccessful achieving an erection after an in-office injection of 1.0 ml Caverject(R) containing 20 micrograms of alprostadil. Patients that failed to respond to this maximum approved dose of Caverject(R) returned to the office for four subsequent visits spaced by at least one week. During those subsequent visits patients received one half of the maximum dose of one of four formulations. The ERxin(TM) formulations tested included two concentrations of a bimix of phentolamine and prostaglandin and two formulations of a trimix containing phentolamine, papavarine and prostaglandin. All the formulations included Zonagen's proprietary buffer system, which has been shown to increase the response to vasoactive agents in the relaxation of penile smooth muscle. The buffer itself does not produce erections (data from earlier studies). Erections sufficient for vaginal penetration in patients were achieved in 43% of the test subjects for the lowest dose bimix as compared to 51% for the highest dose trimix. Although there were numerical differences in response rates between the four formulations, there were no statistical differences. The great majority of adverse events were mild in severity for all treatments. The incidence of penile pain showed a clear alprostadil dose-response relationship. In an earlier study in men who failed Viagra(R) therapy, 82% of patients were able to achieve an erection deemed suitable for intercourse after receiving an injection of ERxin(TM).

         Due to the FDA imposed partial clinical hold on the Company's phentolamine-based products, the Company is not performing any additional clinical trials at this time relating to ERxin(TM).

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

         Zonagen has selected a lead compound based on animal data, as well as synthesis considerations. The Company was awarded a Phase I SBIR grant in the amount of $114,185 to research these compounds for the treatment of endometriosis and completed that research in early 2001. The Company is in the process of trying to develop a commercially viable production method for this compound. If a commercially viable production method can be accomplished, then the Company will begin preparing to initiate the human clinical trial process.

BIOTECH RELATED PRODUCT CANDIDATES

         The Company has also identified, developed and/or licensed a number of promising biotech related product candidates. The Company is presently attempting to out-license these candidates due to its focus on VASOMAX(R). These products consist of vaccine adjuvants, immunocontraceptives, treatment for STD's and treatments for prostate cancer.

Vaccine Adjuvants

         Vaccination is a cost-effective means of preventing disease. Today more than 20 vaccines have been approved by the FDA, with many more in development. The development of these new vaccines poses a major challenge. The new generation of vaccines often consist of antigenic subunits, synthetic peptides and recombinant proteins. One of the greatest limitations of the new generation of vaccines is that the antigens in these vaccines elicit weak immunological responses. Adjuvants are required to boost the immune response and improve the vaccine's efficacy.

         Zonagen has developed two different chitosan-based adjuvants. Both of these products elicit high antibody titers and have been well tolerated in a number of species including mice, rabbits, guinea pigs, dogs, cattle, non-human primates (baboons, rhesus monkeys, cynomolgus macaques) and man. Zonagen is in discussion with various parties regarding the out-licensing of these adjuvant systems. Due to the Company's decision to focus on its small molecule opportunities, the Company has reduced its previous level of internal development activities on its vaccine adjuvants.

Immunocontraceptives

         One of the most pressing issues of the new millennium is overpopulation. Though available for many years, birth control pills are only used by approximately 18 percent of women of childbearing age, and an even smaller percentage in the developing world. Many women employ alternate forms of contraception, both reversible and non-reversible. The Company believes that a variety of factors, including the disadvantage of hormones used in currently available oral contraceptives and the rapidly growing populations of many developing countries, present a significant opportunity for new contraceptive approaches. The Company had previously directed its contraceptive research towards developing products that are easy to use and that avoid the problems associated with hormone therapies currently available today.

         Zonagen has two early stage therapeutic vaccine products that prevent pregnancy by stimulating an immune response. One product targets the zona pellucida, the outer protein layer of the human ova, inhibiting sperm/egg interactions and the other vaccine bioneutralizes human chorionic gonadatropin, or hCG. Both vaccine technologies are in pre-clinical development. At this time the Company is performing minimal research and development activities regarding either of these technologies.

Treatment for STD's

         Sexually transmitted diseases impose an enormous cost on society, both in terms of the deleterious effects on the health of individuals, including death, as well as consuming a large amount of the world's healthcare resources. Contrel(TM) is a chitosan-based product candidate that is being evaluated for its vaginal anti-infective properties. This technology is in pre-clinical development. The Company received a Phase I SBIR grant in the amount of $96,843 for the development of an improved therapy for the treatment of genital herpes. The research relating to that grant was completed in early 2001. At this time the Company is performing minimal research and development activities regarding this technology.

Treatments for Prostate Cancer

         After skin cancer, prostate cancer is the next most common form of cancer among American men, and is now the second leading cause of cancer death. The American Cancer Society estimates that in 2002 about 189,000 new cases of prostate cancer will be diagnosed and about 30,200 men will die of this disease. The prevalence and incidence of this disease will continue to increase as the world's population ages. Current treatments for prostate cancer include surgery (usually either radical prostatectomy or transurethral resection of the prostate), radiation therapy, hormone therapy and chemotherapy.

         To treat prostate cancer, Zonagen has developed a therapeutic vaccine designed to stimulate the human immune system to destroy prostate cancer cells in hormone independent tumors. This product, known as Zproxal(TM), has undergone initial testing in prostate cancer patients in Mexico. In the case of hormone-dependent tumors, Zonagen's product, Gonaxin(TM), seeks to elicit an immune response that neutralizes the hormone signal required for continued tumor growth. The Company has performed a study in primates using this product. Currently the Company is performing a minimal amount of research and development with respect to these compounds.

REGULATORY MATTERS ON VASOMAX(R) AND VASOFEM(TM)

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

         In August 1999, the Company announced the preliminary finding of brown fat proliferations in a small percentage of male rats in the required two-year rat study and the FDA placed both VASOMAX(R) and Vasofem(TM) on clinical hold in the U.S. until the final report on the data from the two-year study is submitted, reviewed and assessed by the FDA. In April 2000, Zonagen submitted the final results from the two-year rat study to the FDA along with an expert report explaining the findings of brown fat proliferations in the study. Shortly thereafter, Schering-Plough submitted the same information to the MCA in the United Kingdom for their review. The MCA followed the FDA's lead in placing any further studies of VASOMAX(R) on clinical hold. In May 2000, the FDA upgraded the status of VASOMAX(R) to a partial clinical hold pending additional animal data. In August 2000, the MCA lifted the clinical hold on VASOMAX(R) in England, and in October 2000 the FDA agreed to a mechanistic study to satisfy their concerns regarding the brown fat findings in the earlier study. Zonagen initiated the mechanistic study shortly thereafter with first dosing beginning in late November 2000.

         In December 1999, Zonagen announced that Schering-Plough had completed the VASOMAX(R) clinical study that the FDA had allowed to continue to conclusion when VASOMAX(R) and Vasofem(TM) were placed on clinical hold. In addition to the two Phase III pivotal trials and this study that was completed by Schering-Plough, the Company and Schering-Plough have also completed (i) drug interaction studies in insulin and non-insulin dependent diabetics and in cardiovascular patients being treated with ace inhibitors, beta blockers, calcium channel blockers and alpha blockers and (ii) bioavailability and food interaction studies with healthy individuals. The Company and Schering-Plough have finalized their long term open label safety studies, and additional special population and drug interaction studies, which are expected to be submitted as part of the FDA's review of the NDA for VASOMAX(R). Zonagen intends to use this data to address the issues raised in the FDA's non-approvable letter.

         In December 2001, the Company announced two recent developments relating to the potential future global regulatory approval of VASOMAX(R).

         The first development was the release of preliminary interim results from the current mechanistic rat study regarding phentolamine mesylate ("phentolamine", the active ingredient in VASOMAX(R), among other products). This study was initiated in November 2000 in an attempt to resolve the Food and Drug Administration ("FDA") concerns regarding the appearance of brown fat proliferations in a prior two-year rat study. As a result of those findings, in August 1999, the FDA placed VASOMAX(R) on clinical hold in the U.S., which was subsequently upgraded in May 2000 to a partial clinical hold. The interim results of this mechanistic study showed that the gross necropsies of both old and young rats exposed to various doses of phentolamine suggest that phentolamine does not induce or promote brown fat proliferations in rats. No gross brown fat proliferations were observed during the entire one-year period that the animals were administered the drug. The current mechanistic study was designed with the intention of resolving the FDA's concerns, hopefully resulting in a lifting of the partial clinical hold, which is a critical step toward realizing the future potential approval of VASOMAX(R) in the United States. The Company plans to submit the final results from the assessment of the data from this study to the FDA during the middle of 2002.

         The second development was the announcement that a response to questions on the Marketing Authorization Application for VASOMAX(R) was submitted by Schering-Plough to the Medicines Control Agency ("MCA") in the United Kingdom. The submission included responses to the questions and comments posed by the MCA in 1999 as part of their office action following the original submission. In addition to a response to the original MCA comments, the amendment included data from studies completed since the submission in 1998 as well as several expert reports including efficacy and cardiovascular safety evaluations. The MCA will assess the submitted data and expert reports and determine whether or not the drug should be approved in the United Kingdom.

         There can be no assurances that the FDA will lift the partial clinical hold on the Company's phentolamine-based products or that if the partial clinical hold is lifted that the FDA will approve VASOMAX or its other phentolamine-based products for marketing in the U.S. or that VASOMAX will be approved for marketing in the U.K. or any other major country. See "-- Government Regulations -- " and "Business Risks -- Government Regulation; No Assurances of Regulatory Approval."

COLLABORATIVE, LICENSING AND SUPPLY AGREEMENTS

         The Company seeks to collaborate with corporate partners for the development and commercialization of certain technologies and products as well as the manufacturing of those products. In this regard, the Company has entered into the collaborative, licensing and supply agreements described below:

Schering-Plough Corporation

         In November 1997, the Company entered into the Schering Agreements with Schering-Plough to market and sell VASOMAX(R) for the treatment of MED. Since VASOMAX(R) was not approved by the FDA prior to June 2000, Schering-Plough may terminate the Schering Agreements at any time upon written notice to Zonagen. If Schering-Plough were to terminate the Schering Agreements with Zonagen, such termination could materially and adversely affect the Company.

         The Company also granted to Schering-Plough an option to acquire an exclusive worldwide license to market and sell VASOMAX(R), and certain other products developed by the Company, for other indications including FSAD. The Company may be entitled to receive additional up-front payments, milestone payments and royalties in the event that Schering-Plough exercises its options under the Schering Agreements. Under the Schering Agreements, Schering-Plough paid Zonagen an aggregate up-front payment of $10 million upon the signing of the Schering Agreements in 1997, and additional milestones and expense reimbursement totaling $10 million in 1998 upon completion of certain developmental milestones, and may make subsequent milestone payments up to $37.5 million as specified regulatory goals are achieved. There can be no assurances that these regulatory goals will be achieved. Under the Schering Agreements, the Company is responsible for the approval process of VASOMAX(R) in the U.S. and Schering-Plough is responsible for VASOMAX(R) approvals in the remainder of the world.

         The Schering Agreements provide for Zonagen to receive escalating royalty payments based on increasing product sales levels. As provided for in the Schering-Plough agreements, royalty rates payable are substantially reduced on VASOMAX(R) sales in a territory where the Company has not met a certain business criterion called for in the agreements. The Company has met that business criterion in Mexico but not in Brazil, the two jurisdictions where the product is currently available for purchase. In addition, until this business criterion is met, royalties may be substantially reduced, if during any calendar quarter, unit sales of orally administered phentolamine-based products for MED by competitors in this territory exceed certain specified market shares. There can be no assurance that VASOMAX(R) will be approved by the FDA or other international regulatory agencies, or that Schering-Plough will achieve sales levels that result in escalating royalty payments.

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

         Zonagen has contracted with the Synkem Division of Plasto S.A. ("Synkem") for the exclusive manufacture and supply of the Company's requirements of bulk phentolamine mesylate. In February 1999, the Company was notified by Schering-Plough that it was exercising its right to begin manufacturing finished product. Due to the current partial clinical hold on VASOMAX(R) and Vasofem(TM), the Company has not yet transferred its contract rights with the bulk phentolamine manufacturer, Synkem, or its current phentolamine supply to Schering-Plough. Thus, on an interim basis, Schering-Plough is purchasing bulk phentolamine as needed from the Company's raw material phentolamine inventory for its manufacture of VASOMAX(R) at approximately the Company's cost. The Company had approximately $4.4 million of phentolamine at December 31, 2001. The Company anticipates that it will sell its bulk phentolamine and transfer the rights to its supply agreement to Schering-Plough upon the U.S. approval of VASOMAX(R). See " -- Collaborative, Licensing and Supply Agreements -- Synkem" and " -- Manufacturing -- ."

         The licenses granted under the Schering Agreements terminate on a country-by-country basis on the expiration of the last patent relating to such product in such country. The Schering Agreements may be terminated by Schering-Plough in the event certain regulatory milestone goals are not met, or other specified events occur, and are terminable by either party on the occurrence of a breach that is not cured by the breaching party within a certain time period after notice has been given to such breaching party. Since VASOMAX(R) was not approved by the FDA prior to June 2000, Schering-Plough may terminate the license agreement at any time upon written notice to Zonagen. See " -- Sales and Marketing" and " -- Business Risks -- Limited Sales and Marketing Experience; Dependence on Collaborators" for a discussion of the risks associated with the Company's limited sales and marketing experience and dependence on collaborators.

American Home Products

         In December 2000, Zonagen announced that it had entered into an Option Agreement with Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation, to collaborate in the development of a human zona pellucida immunocontraceptive vaccine. The focal point of the collaboration was a proof-of-concept study intended to demonstrate the effectiveness of Zonagen's human contraceptive vaccine using Zonagen's proprietary antigen and adjuvant technologies. In September 2001, due to inconsistent results from a collaborative baboon study, Wyeth-Ayerst Laboratories terminated the Option Agreement and the Company suspended further research on this project.

National Institutes of Health (NIH)

         In 1999, Zonagen licensed worldwide rights to compounds known as Selective Progesterone Receptor Modulators (SPRMs) that were developed by the National Institute of Health (NIH). Under the terms of the agreement, the Company has paid an up-front fee and is obligated to pay additional milestones and royalties on potential new products. In addition, the Company is obligated to meet developmental milestones as outlined in a Commercial Development Plan. The NIH has the ability to terminate the agreement for lack of payment or if it feels that the licensee is not meeting milestones as outlined in the Commercial Development Plan and for other reasons as outlined in the agreement. Due to the difficulties of manufacturing the materials that are covered under the agreement, the Company has not been able to meet the original requirements stated in the Commercial Development Plan. In February 2002 the

Company submitted a revised plan for the development of these compounds. Should the NIH not accept the revised plan, the NIH could revoke its license to this technology from the Company. See " -- Products in Development -- Small Molecule Opportunities -- Female Health -- Selective Progesterone Receptor Modulators" for a discussion of the development of this technology.

         In August 2000, the Company received a Phase I, SBIR grant in the amount of $114,185 to study the activity of these new compounds for the treatment of endometriosis. This research was competed in early 2001.

Synkem

         On June 12, 1997, the Company and Synkem executed an exclusive supply agreement. This supply agreement required that the Company purchase all of its bulk phentolamine requirements, including certain minimum amounts, from Synkem for a period of five years. The agreement will continue after the initial five-year term for consecutive one-year periods until terminated by either party. However, due to Synkem's production of phentolamine in excess of the Company's actual committed orders, on January 27, 2000, the Company agreed to an early purchase of the excess phentolamine production at a substantially discounted price. This purchase satisfied the years 2000 and 2001 contractual purchase obligations, relieving the Company of any future contractual purchase obligations. If VASOMAX(R) is approved by the FDA and the Company purchases additional phentolamine from the contract manufacturer, then the Company will be required to pay the contract manufacturer a premium equal to the amount that the purchase price of the excess production was discounted. The Company will have to pay a premium per kilogram on subsequent purchases of phentolamine until the aggregate amount of $780,000 in repaid to Synkem.

         As of December 31, 2001, the Company had approximately $4.4 million of bulk phentolamine inventory reflected on its balance sheet. This inventory has a finite shelf life. Although the Company believes that it will realize the full value of this inventory upon approval of VASOMAX(R), any additional substantial delays in the approval of VASOMAX(R), or the failure to obtain approval, would force the Company to attempt to liquidate a portion or all of its phentolamine inventory position. A large sale of this bulk inventory would drive the market price down due to an oversupply of phentolamine.

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

         On June 12, 1997, the Company and Synkem executed an exclusive supply agreement. This supply agreement required that the Company purchase all of its bulk phentolamine requirements, including certain minimum amounts, from Synkem for a period of five years. See " -- Collaborative, Licensing and Supply Agreements -- Synkem" for a discussion regarding the Company's obligations under this agreement.

         In February 1999, the Company was notified by Schering-Plough, the exclusive licensee of VASOMAX(R), that it was exercising its right to begin manufacturing finished product. Due to the current partial clinical hold on VASOMAX(R) and Vasofem(TM), the Company has not yet transferred its contract rights with the bulk phentolamine manufacturer, Synkem, or its current phentolamine supply to Schering-Plough. Thus, on an interim basis, Schering-Plough is purchasing bulk phentolamine as needed from the Company's raw material phentolamine inventory for its manufacture of VASOMAX(R) at approximately the Company's cost. The Company anticipates that it will sell its bulk phentolamine and transfer the rights to its supply agreement to Schering-Plough upon the U.S. approval of VASOMAX(R). See " -- Collaborative, Licensing and Supply Agreements -- Schering-Plough Corporation."

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

         Any revenues the Company receives from VASOMAX(R), and, if elected by Schering-Plough, Vasofem(TM), will depend on the efforts of Schering-Plough. To the extent that the Company enters into marketing or distribution arrangements with others, any revenues the Company receives will depend on the efforts of third parties. There can be no assurance that Schering-Plough, or any other third party, will devote significant resources to the Company's products, or market the Company's products successfully, or that any future third-party collaboration will be on terms favorable to the Company. If Schering-Plough or any other marketing partner does not market a product successfully, the Company would be materially adversely affected. There can be no assurance that the Company will be able to establish sales, marketing and distribution partners, or that it or its collaborators will be successful in gaining market acceptance for any products that the Company may develop. The Company's failure to establish marketing capabilities or to enter into marketing arrangements with third parties would have a material adverse effect on the Company.

PATENTS AND PROPRIETARY INFORMATION

         The Company's ability to compete effectively with other companies is materially dependent on the proprietary nature of the Company's patents and technologies. The Company actively seeks patent protection for its proprietary technology in the United States and abroad. As of December 31, 2001, the Company owned or had rights to a total of 20 issued patents and 12 pending patent applications in the U.S., and 67 issued patents and 94 pending patent applications outside the United States. Of these patents and patent applications, seven are issued patents and seven pending patent applications in the United States, and 55 issued foreign patents, and 65 pending foreign patent applications, relating to its MED technology. The Company also has rights to five issued patents in the United States, five issued foreign patents and four foreign patent applications pending that relate to zona pellucida proteins, their preparation, and their use. The Company has three issued patents and no pending patent applications in the United States, and five issued patent and nine pending foreign patent applications for its adjuvant system. The Company also has the following patent applications pending: five United States application related to a recombinant human chorionic gonadotropin vaccine and uses thereof, two United States applications related to anti-progestational agents and two United States applications and two Patent Cooperation Treaty applications related to methods and materials for the treatment of certain diseases of the prostate.

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

         Even if regulatory approvals for the Company's products are obtained, the Company, its products, and the facilities manufacturing the Company's products are subject to continual review and periodic inspection. The FDA will require post-marketing reporting to monitor the safety of the Company's products. Each U.S. drug-manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA's requirements regarding current Good Manufacturing Practices. To supply drug products for use in the U.S., foreign manufacturing establishments must comply with the FDA's Good Manufacturing Practices and are subject to periodic inspection by the FDA or by regulatory authorities in those countries under reciprocal agreements with the FDA. In complying with current Good Manufacturing Practices, manufacturers must expend funds, time and effort in the area of production and quality control to ensure full technical compliance. The Company does not have any drug manufacturing capabilities and must rely on outside firms for this capability. See " -- Manufacturing." The FDA stringently applies regulatory standards for manufacturing. Identification of previously unknown problems with respect to a product, manufacturer or facility may result in restrictions on the product, manufacturer or facility, including warning letters, suspensions of regulatory approvals, operating restrictions, delays in obtaining new product approvals, withdrawal of the product from the market, product recalls, fines, injunctions and criminal prosecution.

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

EMPLOYEES AND CONSULTANTS

Employees

         At December 31, 2001, the Company had 10 full-time employees; six are engaged in research and development (R&D) and four are engaged in business development, administration and facility maintenance. Management utilizes expert consultants to advance the U.S. approval process of the Company's lead product VASOMAX(R). Management also monitors the non-U.S. approval program, which is being implemented by Schering-Plough. Management believes that operating in a virtual manner utilizing its R&D capabilities to primarily screen potential pharmaceutical candidates and to manage and perform pre-clinical requirements for future product candidate approvals will enable it to continue advancing its potential products while managing its cash burn rate. The Company does not intend to materially increase its employee headcount until VASOMAX(R) is approved for marketing in a major country. The Company believes its relationship with its employees is good.

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

BUSINESS RISKS

Uncertainties Related to Early Stage of Development

         The Company is a development stage company that currently has no approved products in a major country. There can be no assurance that the Company's products will be approved in the future. Companies in the development stage typically encounter problems, delays, expenses and complications, many of which may be beyond the Company's control. These include, but are not limited to, unanticipated problems and costs relating to the development, testing, production and marketing of its products, regulatory approvals and compliance, availability of adequate financing and competition. There can be no assurance that the Company will be able to complete successfully the transition from a development stage company to the successful introduction of commercially viable products. The Company has generated only limited revenue from product sales since its inception. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 1. Organization and Operations" of Notes to Consolidated Financial Statements.

Uncertainties Related to Clinical Trial Results and FDA Approval

         The Company has incurred several delays relating to the regulatory approval of its lead product VASOMAX(R), which is being developed for the treatment of MED. See " -- Government Regulation --". The Company's phentolamine based products which include both VASOMAX(R) and Vasofem(TM) are currently on partial clinical hold in the U.S. based on a finding of brown fat proliferations in a two-year rat study. Having the U.S. partial clinical hold lifted is a critical factor in the approval process for VASOMAX(R) in the U.S. and there can be no assurances that the FDA will lift the partial clinical hold in the near future or at all.

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

         The administration of any product the Company develops may produce undesirable side effects in humans. The occurrence of side effects could interrupt or delay clinical trials of products and could result in the FDA or other regulatory authorities denying approval of the Company's products for any or all targeted indications. In addition, the Company, the FDA or other regulatory authorities may suspend or terminate clinical trials at any time. Even if the Company receives FDA and other regulatory approvals, the Company's products may later exhibit adverse effects that limit or prevent their widespread use or that necessitate their withdrawal from the market. There can be no assurance that any of the Company's products will be safe for human use, nor can there be any assurance that the Company will obtain regulatory approval for the commercialization of VASOMAX(R) or any other product on a timely basis, or at all. Without regulatory approval, the Company will not be able to commercialize its products, which would have a material adverse effect on the Company. Furthermore, delays in the approval process could have a material adverse effect on the Company, even if regulatory approval is ultimately obtained. See " -- Products in Development -- Small Molecule Opportunities -- Sexual Dysfunction -- VASOMAX(R) - Male Erectile Dysfunction", " -- Governmental Regulation" and " -- Business Risks -- Limited Sales and Marketing Experience; Dependence on Collaborators."

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

High Volatility of Stock Price

         Zonagen is a development stage company and the market price for securities of development stage companies in the biotechnology sector have been highly volatile and may continue to be highly volatile in the future.

The following factors may have a significant impact on the price of Zonagen's common stock:

o Announcements of technology innovations and new commercial products developed by our competitors.
o    Developments including proprietary rights including patents.
o Publicity regarding actual or potential medical results relating to products under development or being commercialized by Zonagen collaborators or its competitors.
o Regulatory developments concerning our products in the United States and foreign countries.
o Issues concerning the safety of our products in development or similar products being developed by our competitors.
o    Economic and other external factors or a disaster or crisis.
o    Period to period fluctuations in financial results.

History of Operating Losses; Accumulated Deficit

         The Company has experienced significant operating losses in each fiscal year since its inception. As of December 31, 2001, the Company had an accumulated deficit of approximately $75.8 million. The Company may incur substantial additional operating losses over the next several years in connection with its research and development and preclinical and clinical activities. The Company's ability to achieve profitability will depend, among other things, on successfully completing the development of its products, the FDA lifting its partial clinical hold on the Company's phentolamine based products and obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others which possess such capabilities, and raising sufficient funds to finance its activities. There can be no assurance that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 1. Organization and Operations" of Notes to Consolidated Financial Statements.

Future Capital Needs; Uncertainty of Additional Funding

         The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings and funds received through collaborative agreements. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if FDA and other regulatory approvals are obtained. The Company believes that its existing capital resources will be sufficient to fund its operations through at least the end of 2004. The Company's capital requirements will depend on many factors, including but not limited to: whether the FDA will lift the clinical hold on VASOMAX(R); the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's preclinical and clinical activities; the progress of the Company's collaborative agreements with Schering-Plough and any future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of the Company's products; the Company's ability to obtain regulatory approvals; the success of the Company's or its collaborators' sales and marketing programs; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions or the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful. There can be no assurance that changes in the Company's research and development and clinical development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if the results of its current or future clinical trials or the regulatory approval process for VASOMAX(R) and Vasofem(TM) are not favorable. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Uncertainty of Protection for Patents and Proprietary Technology

         The Company's ability to commercialize any products will depend, in part, on its ability to obtain patents, enforce those patents and preserve trade secrets and operate without infringing on the proprietary rights of third parties. See " -- Patents and Proprietary Information" for a discussion of the risks associated with the Company's patent rights and uncertainty of protection for patents and proprietary technology.

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

Inventory Accumulation

         As of December 31, 2001, the Company had approximately $4.4 million of bulk phentolamine inventory reflected on its balance sheet. This inventory has a finite shelf life. Although the Company believes that it will realize the full value of this inventory upon approval of VASOMAX(R), any further delays in the approval of VASOMAX(R), or the failure to obtain approval, would force the Company to attempt to liquidate a portion or all of its phentolamine inventory position. A large sale of this bulk inventory could drive the market price down due to an oversupply of phentolamine.

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

Reliance on Contract Research Organizations

         The Company utilizes contract research organizations ("CROs") to assist with the design and conduct of the Company's clinical trials, including the mechanistic rat study, and trials for its phentolamine-based products for sexual dysfunction, as well as animal studies and other pre-clinical trials. In addition, these companies have been responsible for managing the conduct of and analyzing data from such clinical and preclinical trials on behalf of the Company. These companies may terminate these arrangements at any time. If such companies were to terminate these arrangements or were unable or unwilling to devote adequate resources to the Company's projects or to provide services on acceptable terms, the Company would be required to establish relationships with other CROs or to further develop the capacity to conduct clinical and preclinical trials within its own clinical affairs and preclinical groups. This could result in significant additional expense and delays in the Company's clinical and preclinical trials and could have a material adverse effect on the Company.

No Assurance of Adequate Third-Party Reimbursement

         The Company's ability to commercialize its products successfully will depend in part on the extent to which appropriate reimbursement levels for the cost of the products and related treatment are obtained from third-party payers, including government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). Third-party payers are increasingly challenging the prices charged for medical products and services. Accordingly, if less costly treatments are available, third-party payers may not authorize reimbursement for the Company's products even if they offer advantages in safety or efficacy. Also, the trend toward managed healthcare and government insurance programs significantly influences the purchase of healthcare services and products, that could result in lower prices and reduced demand for the Company's products. The cost containment measures that healthcare providers are instituting and any healthcare reform could affect the Company's ability to sell its products and may have a material adverse effect on the Company. There can be no assurance that reimbursement in the U.S. or foreign countries will be available for any of the Company's products, that any reimbursement granted will be maintained, or that limits on reimbursement available from third-party payers will not reduce the demand for, or negatively affect the price of, the Company's products. The unavailability or inadequacy of third-party reimbursement for the Company's products could have a material adverse effect on the Company. The Company is unable to anticipate what additional legislation or regulation relating to the healthcare industry or third party coverage and reimbursement may be enacted in the future or what effect the legislation or regulation would have on the Company's business.

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

ITEM 2.  PROPERTIES

         The Company leases approximately 24,000 square feet of laboratory and office space in The Woodlands, Texas under a lease that expires in May 2003. Future minimum lease payments for the Company's laboratory and office space are $240,000 and $100,000 for the years ended 2002 and 2003, respectively. As part of the provisions of the lease, the Company has the ability to sub-lease all or part of its facilities. The Company believes that its facilities will be adequate for its operations through at least May 2003.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders in the fourth quarter of 2001.

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

                                                                                PRICE RANGE
                                                                 --------------------------------------
                                                                        HIGH                   LOW
                                                                        ----                   ---
          2000
          First Quarter....................................        $      14.44          $       4.38
          Second Quarter...................................                8.56                  3.00
          Third Quarter....................................                5.00                  3.13
          Fourth Quarter...................................                3.88                  1.63

          2001
          First Quarter....................................        $       3.63          $       2.31
          Second Quarter...................................                3.45                  2.25
          Third Quarter....................................                4.30                  2.65
          Fourth Quarter...................................                8.74                  3.14

          2002
          First Quarter (through March 14, 2002)...........        $       7.44          $       4.20

         All of the foregoing prices reflect interdealer quotations, without retail mark-up, markdowns or commissions and may not necessarily represent actual transactions in the Common Stock.

         On March 14, 2002, the last sale price of the Common Stock, as reported by the Nasdaq National Market, was $4.67 per share. On March 14, 2002, there were approximately 250 holders of record and approximately 7,500 beneficial holders of the Company's Common Stock.

         In December 1997, the Company announced a stock buyback of its common stock. The Company did not buy back any of its common stock in 2001.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected historical consolidated financial data set forth below are derived from the Company's audited consolidated financial statements as of and for each of the years in the five-year period ended December 31, 2001. The selected consolidated financial data set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

STATEMENTS OF OPERATIONS DATA                                       YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------------------
                                                1997          1998          1999          2000           2001
                                           ------------- ------------- ------------- ------------- -------------
    Revenues:                                              (in thousands except per share amounts)
  Licensing fees............................  $  10,000     $  10,000      $     --     $   2,115    $   2,162
  Product royalties.........................         --           163           242           164           58
  Research and development grants...........         --            --            --            72          115
  Interest income...........................      1,960         3,205         2,170         2,239        1,526
                                              ---------     ---------      --------     ---------    ---------
    Total revenues..........................     11,960        13,368         2,412         4,590        3,861

Expenses:
  Research and development..................     22,299        22,438        12,180         4,495        3,028
  General and administrative................      2,730         3,211         3,249         2,796        1,672
  Interest expense and
     amortization of intangibles............         10            3              8            --           --
                                              ---------     ---------      --------     ---------    ---------
     Total expenses.........................     25,039        25,652        15,437         7,291        4,700
                                              ---------     ---------      --------     ---------    ---------
  Loss from continuing operations...........    (13,079)      (12,284)      (13,025)       (2,701)        (839)
  Income (loss) from discontinued
     operations.............................        (94)          (32)           59            --           --
  Gain on disposal..........................         --            --         1,014            --           --
                                              ---------     ---------      --------     ---------    ---------
  Net loss before cumulative effect of
  change in accounting principle............    (13,173)      (12,316)     (11,952)       (2,701)         (839)
  Cumulative effect of change in
     accounting principle...................         --            --           --        (8,454)           --
                                              ---------     ---------      --------     ---------    ---------
  Net loss..................................  $ (13,173)    $ (12,316)     $(11,952)    $ (11,155)   $    (839)
                                              =========     =========      ========     =========    =========

  Income (loss) per share-basic and diluted:
     Loss from continuing operations........  $   (1.45)    $   (1.09)    $   (1.16)    $   (0.24)   $   (0.07)
  Income (loss) from discontinued
     operations.............................      (0.01)           --          0.01            --           --
  Gain on disposal..........................         --            --          0.09            --           --
                                              ---------     ---------      --------     ---------    ---------
  Net loss before cumulative effect of
     change in accounting principle.........      (1.46)        (1.09)        (1.06)        (0.24)       (0.07)
  Cumulative effect of change in
     accounting principle...................         --            --            --         (0.75)          --
                                              ---------     ---------      --------     ---------    ---------
  Net loss per share(1).....................  $   (1.46)    $   (1.09)     $  (1.06)    $   (0.99)   $   (0.07)
                                              =========     =========      ========     =========    =========
  Shares used in income (loss) per
     share calculation......................      9,044        11,275        11,244        11,303       11,333

  Pro forma amounts assuming the accounting
  change is applied retroactively:
         Net loss...........................  $ (22,969)    $ (13,088)     $ (9,838)
                                              =========     =========      ========
     Net loss per share(1)...............     $   (2.54)    $   (1.16)     $  (0.87)
                                              =========     =========      ========

                                                                     YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------------------
                                                1997          1998          1999          2000          2001
                                           ------------- ------------- ------------- ------------- -------------
                                                                        (in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable
securities...............................    $  73,762     $  51,640     $  39,136     $  32,951      $  30,056
Total assets.............................       76,941        58,642        46,287        40,374         36,914
Long-term debt...........................            3            --            --            --             --
Deficit accumulated during the
  development stage......................      (39,584)      (51,900)      (63,852)      (75,007)       (75,846)
Total stockholders' equity...............       70,976        53,387        41,750        31,060         30,569

-----------------------
 (1) See "Note 2. Summary of Significant Accounting Policies" of Notes to Consolidated Financial Statements for a description of the computation of loss per share.

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

Critical Accounting Policies and the Use of Estimates

         The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in our financial statements requiring significant estimates and judgements are as follows:

o The Company maintains an inventory of bulk phentolamine which is the active ingredient in VASOMAX(R), the Company's oral treatment for MED. As of December 31, 2001, the recorded amount of this bulk raw material inventory on hand was approximately $4.4 million as compared to approximately $4.5 million in the prior year. This inventory is stated at the lower of cost or market using the first-in, first-out method and has a finite shelf life. Although the Company believes that it will realize the full value of this inventory upon approval of VASOMAX(R), any further delays in the approval of VASOMAX(R), or the failure to obtain approval, would force the Company to attempt to liquidate a portion or all of its phentolamine inventory position. A large sale of this bulk inventory would drive the market price down due to an oversupply of phentolamine.

o Management determines the appropriate short and long-term classification of investments in debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. Securities for which the Company has the ability and intent to hold to maturity are recorded at amortized cost in the Company's consolidated balance sheets, which approximates fair value. Securities classified as "trading securities" are recorded at fair value. Gains and losses on trading securities, realized and unrealized, are included in earnings and are calculated using the specific identification method. The Company holds no securities classified as "available for sale." Short-term marketable securities have a remaining maturity of less than twelve months and long-term marketable securities have a remaining maturity of greater than twelve months. Marketable securities as of December 31, 2001 consist of only short term investments totaling $28.5 million.

o We are currently involved in certain legal proceedings as discussed in the "Commitments and Contingencies" in the Notes to Consolidated Financial Statements. We do not believe these legal proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, were an unfavorable ruling to occur in any quarterly period, there exists the possibility of a material impact on the operating results of that period.

o Under the terms of the Schering Agreements, the Company has received quarterly royalty payments based on net sales of VASOMAX(R) by Schering-Plough. The Company recognizes royalty revenue when payment is received. These quarterly payments are expected to lag current quarter sales by up to sixty days. Until the partial clinical hold on VASOMAX(R) is lifted in the United States and the product is ultimately approved in the United States or other major countries, the Company expects royalty payments from sales to be minimal.

o During 2000, the Company adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which requires up-front, non-refundable license fees to be deferred and recognized over the performance period. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed. The Company recognizes revenue from non-refundable, up-front license and milestone payments, not specifically tied to a separate earnings process, ratably over the performance period of the agreement. When payments are specifically tied to a separate earnings process, revenue is recognized when earned. Prior to January 1, 2000, the Company had recognized revenue from non-refundable fees when the Company had no obligations to refund the fees under any circumstances, and there were no additional contractual services to be provided or costs to be incurred by the Company in connection with the non-refundable fees. The cumulative effect of adopting SAB 101 at January 1, 2000 resulted in a one-time, non-cash charge of $8.5 million, with a corresponding increase to deferred revenue that will be recognized in future periods. The $8.5 million represents portions of 1997 and 1998 payments received from Schering-Plough in consideration for the exclusive license of the Company's VASOMAX(R) product for the treatment of MED. For the years ended December 31, 2001 and 2000, the Company recognized $2.2 million and $2.1 million, respectively, of licensing fees revenue that was included in the cumulative effect adjustment as of January 1, 2000. The balance of the deferred revenue from this adjustment, $4.2 million, will be recognized in the future over the performance period of the agreement, which is estimated to be the period ending December 31, 2003.

o Research and development ("R&D") costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform research on behalf of the Company. Expenses include salaries and related employee costs, insurance coverage for clinical trials and product sales, contracted research and consulting fees, facility costs and direct costs associated with specific projects. The Company expenses R&D costs in the period they are incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and also specifies the criteria for the recognition of intangible assets separately from goodwill. Under the new rules, goodwill will no longer be amortized but will be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed in goodwill upon adoption. Other intangible assets that meet the new criteria will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets on January 1, 2002. The adoption of SFAS Nos. 141 and 142 is not expected to have a significant impact on our financial position at transition.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The primary objectives of SFAS No. 144 are to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The Company's adoption of SFAS No. 144 on January 1, 2002 is not expected to have a material impact on our financial position and results of operations.

OVERVIEW

         Zonagen, Inc. ("Zonagen" or the "Company"), a Delaware corporation was organized on August 20, 1987 ("Inception") and is a development stage company. Zonagen is engaged in the development of pharmaceutical products that address diseases and conditions associated with the human reproductive system.

         The Company's primary focus is the global approval of its lead product, VASOMAX(R), which is being developed for the treatment of male erectile dysfunction ("MED"). The Company currently has ten full-time employees; six are engaged in research and development ("R&D") and four are engaged in business development, administration and facility maintenance. Management utilizes expert consultants to advance the U.S. approval process of the Company's lead product VASOMAX(R). Management also monitors the non-U.S. approval program, which is being implemented by Schering-Plough Corporation ("Schering-Plough"). In November 1997, the Company entered into exclusive worldwide license agreements ("Agreements") with Schering-Plough to market and sell VASOMAX(R) for the treatment of MED. In addition to VASOMAX(R), the Company is also focusing on other new small molecule product opportunities. Management believes that operating in a virtual manner utilizing its R&D capabilities to primarily screen potential pharmaceutical candidates and to manage and perform pre-clinical requirements for future product candidate approvals will enable it to continue advancing its potential products while managing its cash burn rate. The Company does not intend to materially increase its employee headcount until VASOMAX(R) is approved for marketing in a major country.

         VASOMAX(R) is currently on partial clinical hold in the United States, although, Schering-Plough is currently pursuing regulatory approval in the United Kingdom. In December 2001, the Company announced two recent developments relating to the potential future global regulatory approval of VASOMAX(R).

         The first development was the release of preliminary interim results from its current alternative mechanistic rat study regarding phentolamine mesylate ("phentolamine", the active ingredient in VASOMAX(R), among other products). This study was initiated in November 2000 in an attempt to resolve the Food and Drug Administration ("FDA") concerns regarding the appearance of brown fat proliferations in a prior two-year rat study. As a result of those findings, in August 1999, the FDA placed VASOMAX(R) on clinical hold in the U.S., which was subsequently upgraded in May 2000 to a partial clinical hold. The interim results of this alternative mechanistic study showed that the gross necropsies of both old and young rats exposed to various doses of phentolamine suggest that phentolamine does not induce or promote brown fat proliferations in rats. No gross brown fat proliferations were observed during the entire one-year period that the animals were administered the drug. The current alternative mechanistic study was designed with the intention of resolving the FDA's concerns, hopefully resulting in a lifting of the partial clinical hold, which is a critical step toward the future potential approval of VASOMAX(R) in the United States. The Company plans to submit the final results from the assessment of the data from this study to the FDA during the middle of 2002.

         The second development was the announcement that a response to questions on the Marketing Authorization Application for VASOMAX(R) was submitted by Schering-Plough to the Medicines Control Agency ("MCA") in the United Kingdom. The submission included responses to the questions and comments posed by the MCA in 1999 as part of their office action following the original submission. In addition to a response to the original MCA comments, the amendment included data from studies completed since the submission in 1998 as well as several expert reports including efficacy and cardiovascular safety evaluations. The MCA will assess the submitted data and expert reports and determine whether or not the drug should be approved in the United Kingdom.

         In January 2002, the Company announced that its Board of Directors had elected to discontinue the ongoing efforts of Deutsche Banc Alex. Brown, which was engaged in July 2000 to review strategic alternatives for redeploying Zonagen's assets. This decision was made following the recent regulatory developments surrounding VASOMAX(R). Management feels that a recommitment of efforts towards the approval of VASOMAX(R) and other product candidates may yield the greatest opportunity to increase shareholder value.

         Although the company operates in essentially a virtual manner, it still possesses a pipeline of product opportunities in the areas of both small molecule pharmaceuticals as well as biotech related product candidates. Due to the Company's limited R&D resources the Company has elected to focus its attention on its small molecule pharmaceuticals. See "-- Products in Development --" and " -- Business Risks -- Uncertainties Related to Clinical Trial Results and FDA Approval."

         Below is a summary of products and the related stages of development for each product in clinical development. The information in the column labeled "Estimate of Completion of Current Phase" contains forward-looking statements regarding timing of completion of product development phases. The successful development of our products is highly uncertain. An estimation of completion dates and R&D expenses can vary significantly for each product and are difficult to predict. The actual timing of completion of those phases could differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase see "Item 1 Description of Business -- Products in Development, Regulatory Matters on VASOMAX(R) and Vasofem(TM) and Governmental Regulation" and " -- Business Risks -- Uncertainties Related to Clinical Trial Results and FDA Approval." Because the Company's phentolamine-based products which include VASOMAX(R), Vasofem(TM), Bimexes(TM) and ERxin(TM) are on partial clinical hold in the United States, the Company can not provide an estimate of completion for these pharmaceuticals until the issues are resolved with VASOMAX(R). Due to the Company's focus on lifting the partial clinical hold and future potential approval of VASOMAX(R) in the United States along with its focus on its small molecule opportunities and limited R&D resources, the Company is doing minimal work on its biotech related products.

==================================================================================================================

                                   Description/         Current                                  Estimate of
                                   ------------        Phase of                                  Completion of
Product/Technology                  Indication        Development          Collaborator          Current Phase
------------------                  ----------        -----------          ------------          -------------
------------------------------------------------------------------------------------------------------------------
VASOMAX (1)                     Male Erectile        NDA submitted        Schering-Plough       2003
                                Dysfunction                               Corporation           U.S. Partial
                                                                                                Clinical Hold(1)

Bimexes (1)                     Male Erectile        Offshore Phase II    None                  U.S. Partial
                                Dysfunction          completed                                  Clinical Hold(1)

Erxin (1)                       Male Erectile        Offshore Phase II    None                  U.S. Partial
                                Dysfunction          completed                                  Clinical Hold(1)

Vasofem (1)                     Female Sexual        Offshore Phase II    None                  U.S. Partial
                                Dysfunction          completed                                  Clinical Hold(1)

Selective Progesterone          Uterine Fibroids     Preclinical          None                  2003-2004
Receptor Modulators (2)

Vaccine Adjuvants (3)           Adjuvant             Preclinical          None                  Indeterminate

Zona Pellucida Vaccine (3)      Contraceptive        Preclinical          None                  Indeterminate

HCG Vaccine (3)                 Contraceptive        Preclinical          None                  Indeterminate

Contrel (3)                     STD Treatment        Preclinical          None                  Indeterminate

Zproxal (3)                     Prostate Cancer      Preclinical          None                  Indeterminate
                                Vaccine

Gonaxin (3)                     Prostate Cancer      Preclinical          None                  Indeterminate
                                Vaccine
==================================================================================================================

         (1) Phentolamine-based small molecule product opportunities. Currently phentolamine-based products have been placed on partial clinical hold in the U.S by the FDA. Before the Company can begin the process of attempting to get an approval to market any of these products in the U.S., the issues regarding the partial clinical hold must first be resolved. Subsequent to the removal of the partial clinical hold by the FDA, the Company can then focus on the approval of VASOMAX in the U.S. and further determine the best course of action for its other phentolamine-based product candidates.

         (2) Female health small molecule opportunity. This technology was in-licensed from the National Institutes of Health ("NIH") in 1999. The Company is in the process of trying to develop a cost effective manufacturing process. If such a process can not be developed, the Company will not be able to further the develop of this technology.

         (3) Biotech related product candidates. Due to the limited R&D resources of the Company and its current focus on the development of VASOMAX, the Company is performing minimal research and development activities on its biotech related product opportunities.

See "Item 1. Description of Business -- Products in Development --" and " -- Business Risks -- Uncertainties Related to Clinical Trial Results and FDA Approval" for a further discussion of the development process and regulatory risks associated with these product opportunities.

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

         As of December 31, 2001, the Company had an accumulated deficit of $75.8 million. Losses have resulted principally from costs incurred conducting clinical trials for VASOMAX(R) and Vasofem(TM), in research and development activities related to efforts to develop the Company's products and from the associated administrative costs required to support those efforts. There can be no assurance that the Company will be able to successfully complete the transition from a development stage company to the successful introduction of commercially viable products. The Company's ability to achieve profitability will depend, among other things, on successfully completing the development of its products in a reasonable time frame and at a reasonable cost, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others that possess such capabilities, the Company's and its partners' ability to realize value from the Company's research and development programs through the commercialization of those products and raising sufficient funds to finance its activities. There can be no assurance that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained. See "Item 1. Description of Business -- Business Risks -- Uncertainties Related to Early Stage of Development," " -- Business Risks -- History of Operating Losses; Accumulated Deficit" and "Note 1. Organization and Operations" of Notes to Consolidated Financial Statements.

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

         The cumulative effect of adopting SAB 101 at January 1, 2000 resulted in a one-time, non-cash charge of $8.5 million, with a corresponding increase to deferred revenue that will be recognized in future periods. The $8.5 million represents portions of 1997 and 1998 payments received from Schering-Plough in consideration for the exclusive license of the Company's VASOMAX(R) product for the treatment of MED. For the years ended December 31, 2001 and 2000, the Company recognized $2.2 million and $2.1 million, respectively, in licensing fee revenue that was included in the cumulative effect adjustment as of January 1, 2000. The balance of the deferred revenue from this adjustment, $4.2 million, will be recognized ratably in the future over the performance period of the agreement, which is estimated to be the period ending December 31, 2003.

         Financial statements prior to the year ended December 31, 2000, have not been restated to apply SAB 101 retroactively; however, the pro forma amounts included in the consolidated statements of operations show the net loss and per share net loss assuming the Company had retroactively applied SAB 101 to 1999.

Comparison of Years Ended December 31, 2001 and 2000

         Revenues. Total revenues for the year ended 2001 were $3.9 million as compared to $4.6 million for the year ended 2000. Licensing fees for the year ended 2001 were $2.2 million as compared to $2.1 million in the prior year. Included in licensing fees for both years ended 2001 and 2000 was approximately $2.1 million of revenue recognized as a result of the change in accounting principle under SAB 101 from the Company's agreements with Schering-Plough Corporation ("Schering Agreements"). Research and development grants for the year 2001 were $115,000 as compared to $72,000 in 2000 relating to the Company's SBIR grants. The Company did not receive any milestone payments from Schering-Plough in either 2001 or 2000 for VASOMAX(R). Product royalties from sales of VASOMAX(R) in Latin America were approximately $58,000 in 2001 as compared to $164,000 in 2000. Schering-Plough commenced sales of VASOMAX(R) in Mexico, under the brand name Z-MAX(R), in May 1998 and in Brazil in May 1999. Under the terms of the Schering Agreements, the Company receives quarterly royalty payments based on net product sales by Schering-Plough. These quarterly payments are expected to lag current quarter sales by up to sixty days. Until the partial clinical hold on VASOMAX(R) is lifted in the United States and the product is ultimately approved in the United States or other major countries, the Company expects royalty payments from sales to be minimal.

         Interest income decreased 32% to $1.5 million in 2001 as compared with $2.2 million in 2000 primarily due to a reduction in interest rates and lower cash balances.

         Research and Development Expenses. Research and development ("R&D") expenses include contracted research, regulatory affairs activities and general research and development expenses. R&D expenses decreased 33% to $3.0 million in 2001 as compared with $4.5 million in 2000. This decrease was inclusive of a charge of $365,000 taken in the fourth quarter ended December 31, 2001 for previously capitalized patents relating to the Company's zona pellucida immuno-contraceptive vaccine technology. The Company had previously announced in September 2001, that it had suspended further research on the technology following inconsistent results from an ongoing baboon study. Due to these results, the option agreement with Wyeth-Ayerst Laboratories, a division of American Home Products, was terminated. During the fourth quarter of 2001, the Company attempted unsuccessfully to license the technology to a third party. The Company proceeded to determine if an impairment of the capitalized patents had occurred. The valuation technique used by Zonagen to determine fair value was the present value of estimated future cash flows using a discount rate commensurate with the risks involved. This resulted in an impairment of $365,000. The overall decrease in R&D expenses was due primarily to the July 2000 cost reduction program involving a significant R&D employee headcount reduction, which resulted in reduced R&D activities and other cost cutting measures. In addition, as a result of the partial clinical hold surrounding the Company's phentolamine-based products in the U.S., the Company has substantially reduced all clinical development of these products, until a satisfactory resolution can be reached with the FDA. During the fourth quarter of 2000 the Company initiated a mechanistic study to address the FDA's concerns. The Company incurred approximately $1.0 million of contracted research expenses in 2001 primarily for the VASOMAX(R) mechanistic study and other various clinical development programs as compared to approximately $1.6 million in 2000 which was primarily additional clinical development of VASOMAX(R) and Vasofem(TM), as well as various other clinical development programs. The Company will continue to incur costs in connection with the ongoing regulatory review of VASOMAX(R) until the regulatory process is complete, although at a substantially reduced level compared to prior costs incurred while the Company was engaged in Phase III and open label studies. The Company anticipates that its clinical development expenses will increase in the future, if the Company's phentolamine-based products are taken off partial clinical hold by the FDA. There can be no assurance that the FDA will remove the partial clinical hold on the Company's phentolamine-based products.

         General and Administrative Expenses. General and administrative ("G&A") expenses decreased 39% to $1.7 million in 2001 as compared with $2.8 million in 2000. This reduction in expenses was primarily due to the July 2000 reduction in employee headcount and cost reduction program. The Company does not anticipate a major increase in general and administrative expenses until VASOMAX(R) is approved in a major market.

         In July 2000, due to previous delays regarding VASOMAX(R) the Company's lead product, the Company implemented a cost reduction program involving a significant R&D and G&A employee headcount reduction and other cost cutting measures. The Company released eighteen full-time employees, including some members of senior management, which resulted in additional expenses of approximately $500,000 in the third quarter ended September 30, 2000. These expenses include an early pay-out from a stay bonus program (implemented after the reduction in staff that occurred in September 1999), severance packages and other related expenses. The July 2000 employee reduction and cost reduction program had a greater impact during the year 2001 as compared to the year 2000.

Comparison of Years Ended December 31, 2000 and 1999

         Revenues. Total revenues for the year ended 2000 were $4.6 million as compared to $2.4 million for the year ended 1999. Licensing fees for the year ended 2000 were $2.1 million of revenue recognized as a result of the change in accounting principle under SAB 101 from the Schering Agreements as compared to none in 1999. Research and development grants for the year 2000 were $72,000 as compared to none in 1999 relating to the Company's SBIR grants. The Company did not receive any milestone payments from Schering-Plough in either 2000 or 1999 for VASOMAX(R). Product royalties from sales of VASOMAX(R) in Latin America were approximately $164,000 in 2000 as compared to $242,000 in 1999. Schering-Plough commenced sales of VASOMAX(R) in Mexico, under the brand name Z-MAX(R), in May 1998 and in Brazil in May 1999. Under the terms of the Schering Agreements, the Company receives quarterly royalty payments based on net product sales by Schering-Plough. These quarterly payments are expected to lag current quarter sales by up to sixty days. Until the partial clinical hold on VASOMAX(R) is lifted in the United States and the product is ultimately approved in the United States or other major countries, the Company expects royalty payments from sales to be minimal.

         Interest income remained relatively constant for both 2000 and 1999 at approximately $2.2 million, primarily due to higher yields on the Company's portfolio offset by lower cash balances.

         Research and Development Expenses. Research and development ("R&D") expenses include contracted research, regulatory affairs activities and general research and development expenses. R&D expenses decreased 63% to $4.5 million in 2000 as compared with $12.2 million in 1999. The decrease was due primarily to a reduction in expenses associated with the development of VASOMAX(R) and the Company's other phentolamine-based products. Subsequent to the completion of Phase III and open label clinical trials of VASOMAX(R) that were used in the July 1998 New Drug Application ("NDA") submission to the FDA, the FDA placed a clinical hold on VASOMAX(R) and the Company's other phentolamine-based products in August 1999. This clinical hold was later upgraded to a partial clinical hold in May 2000. As a result of the issues surrounding the Company's phentolamine-based products, the Company has substantially reduced all clinical development of these products, especially in the U.S., until a satisfactory resolution can be reached with the FDA. During the fourth quarter of 2000 the Company initiated a mechanistic study to address the FDA's concerns. The Company incurred $1.6 million of contracted research expenses in 2000 as compared to $8.1 million in 1999. In addition to the reduction in clinical development expenses, the Company significantly reduced its R&D expenditures and activities subsequent to the reduction in research and development personnel made in July 2000.

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

         In July 2000, due to previous delays regarding VASOMAX(R) the Company's lead product, the Company implemented a cost reduction program involving a significant R&D and G&A employee headcount reduction and other cost cutting measures. The Company released eighteen full-time employees, including some members of upper management, which resulted in additional expenses of approximately $500,000 in the third quarter ended September 30, 2000. These expenses include an early pay-out from a stay bonus program (implemented after the reduction in staff that occurred in September 1999), severance packages and other related expenses. The July 2000 employee reduction and cost reduction program had a greater impact during the year 2001 as compared to the year 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

         Since Inception, the Company has financed its operations primarily with proceeds from the private placements and public offerings of equity securities and with funds received under collaborative agreements. In 1997, Schering-Plough Corporation paid the Company an up-front licensing fee of $10 million for the exclusive worldwide rights to market and sell the Company's VASOMAX(R) product for the treatment of MED. During 1998, the Company received $10.0 million in payments relating to the completion of certain developmental milestones and may receive subsequent milestone payments up to $37.5 million as specified regulatory goals are achieved. There can be no assurances that these regulatory goals will be achieved. Under the Schering Agreements, the Company is responsible for the approval process of VASOMAX(R) in the U.S. and Schering-Plough is responsible for VASOMAX(R) approvals in the remainder of the world. The Company has received only minimal royalty payments from Schering-Plough from the net sale of VASOMAX(R) in Latin America. During 2001, 2000 and 1999 the Company did not receive any milestone payments and only received minimal royalty payments relating to the sale of VASOMAX(R).

         The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. The Company had cash, cash equivalents and marketable securities of approximately $30.1 million at December 31, 2001 as compared to $32.9 million at December 31, 2000. Net cash of approximately $2.7 million, $6.0 million, and $14.0 million was used in operating activities during 2001, 2000, and 1999, respectively. The decreased use of cash for the year ended December 31, 2001 was primarily due to the July 2000 cost reduction program which involved a significant R&D and G&A employee headcount reduction and other cost cutting measures. In addition, there continued to be a reduction in contracted clinical costs associated with the development of VASOMAX(R) and the Company's other phentolamine-based products due to the 1999 U.S. clinical hold placed on those products. The Company spent approximately $1.0 million in connection with its clinical development programs during 2001 as compared to approximately $1.6 million in 2000 and $8.1 million in 1999.

         The Company has had losses since inception and, therefore, has not been subject to federal income taxes. The Company has accumulated approximately $2.9 million of research and development tax credits. As of December 31, 2001 and 2000, the Company had approximately $67.5 million and $72.8 million, respectively, of net operating loss ("NOL") carry-forwards for federal income tax purposes. Additionally, if not utilized, approximately $28,000 of NOLs, and approximately $34,000 of research and development tax credits will begin to expire in the year 2002 and 2003, respectively.

         The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financing and corporate collaborative agreements. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts, if the FDA or other regulatory approvals are obtained. Due to delays in the approval of VASOMAX(R), the Company implemented two cost and staff reductions during both September 1999 and July 2000. Currently, the Company has ten full-time employees and has reduced its cash burn rate substantially. Due to these reductions, the Company believes that its current cash position can fund its current operations through at least the end of 2004.

         The Company's capital requirements will depend on many factors, including the costs and timing of seeking regulatory approvals of VASOMAX(R) and the Company's other products; the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's clinical and preclinical activities; the progress of the Company's collaborative agreements with affiliates of Schering-Plough and costs associated with any future collaborative research, manufacturing, marketing or other funding arrangements; the costs associated with removing the partial clinical hold of the Company's phentolamine based products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if the results of its current or future clinical trials and the commercialization of VASOMAX(R) are not favorable. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's common stock.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item as to the directors and executive officers of the Company is hereby incorporated by reference from the information appearing under the caption "Election of Directors" in the Company's proxy statement ("Proxy Statement") for its annual meeting of stockholders. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended ("Exchange Act"), within 120 days of the end of the Company's fiscal year ended December 31, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item as to the management of the Company is hereby incorporated by reference from the information appearing under the captions "Executive Compensation" and "Election of Directors--Director Compensation" in the Company's Proxy Statement. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended ("Exchange Act"), within 120 days of the end of the Company's fiscal year ended December 31, 2001. Notwithstanding the foregoing, in accordance with the instructions to Item 402 of Regulation S-K, the information contained in the Company's proxy statement under the sub-heading "Report of the Compensation Committee of the Board of Directors" and "Performance Graph" shall not be deemed to be filed as part of or incorporated by reference into this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended ("Exchange Act"), within 120 days of the end of the Company's fiscal year ended December 31, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the caption "Certain Transactions" in the Company's Proxy Statement. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended ("Exchange Act"), within 120 days of the end of the Company's fiscal year ended December 31, 2001.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)   Documents Filed as a Part of this Report

               1. Financial Statements

                 FINANCIAL STATEMENTS                                                                PAGE
                 --------------------                                                                ----
                 Report of Independent Public Accountants.............................................F-1
                 Consolidated Balance Sheets as of December 31, 2001 and 2000.........................F-2
                 Consolidated Statements of Operations for the Years Ended
                     December 31, 2001, 2000 and 1999 and (unaudited)
                     from Inception (August 20, 1987) through December 31, 2001.......................F-3
                 Consolidated Statement of Stockholders' Equity ......................................F-4
                 Consolidated Statements of Cash Flows for the Years Ended
                     December 31, 2001, 2000 and 1999 and (unaudited) from Inception
                     (August 20, 1987) through December 31, 2001......................................F-9
                 Notes to Consolidated Financial Statements..........................................F-10

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

    EXHIBIT NUMBER                                             IDENTIFICATION OF EXHIBIT
    --------------                                             -------------------------
         3.1(a)         --   Restated  Certificate of Incorporation.  Exhibit 3.3 to the Company's  Registration  Statement
                             on Form SB-2 (No. 33-57728-FW),  as amended ("Registration Statement"), is incorporated herein by reference.
         3.1(b)         --   Certificate of Designation of Series One Junior Participating  Preferred Stock dated September
                             2, 1999.  Exhibit A to Exhibit  4.1 to the  Company's  Registration  Statement  on Form 8-A as
                             filed with the Commission on September 3, 1999 (the "Rights Plan Registration Statement"),  is
                             incorporated herein by reference.
         3.2            --   Restated  Bylaws of the Company.  Exhibit 3.4 to the  Registration  Statement is  incorporated herein by reference.
         4.1            --   Specimen  Certificate  of Common Stock,  $.001 par value,  of the Company.  Exhibit 4.1 to the
                             Registration Statement is incorporated herein by reference.
         4.2            --   Rights  Agreement  dated  September  1, 1999  between the Company and  Computershare  Investor
                             Services  LLC (as  successor  in interest to Harris Trust & Savings  Bank),  as Rights  Agent.
                             Exhibit 4.1 to the Rights Plan Registration Statement is incorporated herein by reference.
         4.3            --   Form  of  Rights  Certificate.  Exhibit  B to  Exhibit  4.1 to the  Rights  Plan  Registration
                             Statement is incorporated herein by reference.
        10.1+           --   Amended and Restated  1993  Employee  and  Consultant  Stock Option Plan.  Exhibit 10.3 to the
                             Registration Statement is incorporated herein by reference.
        10.2+           --   First  Amendment to the Zonagen,  Inc.  Amended and Restated  1993 Stock Option Plan.  Exhibit
                             10.22 to the Company's  Annual  Report on Form 10-K for the year ended  December 31, 1999 (the
                             "1999 Form 10-K) is incorporated herein by reference.

    EXHIBIT NUMBER                                             IDENTIFICATION OF EXHIBIT
    --------------                                             -------------------------
        10.3            --   Lease  Agreement  dated  March  22,  1990,  between  the  Company  and  The  Woodlands  Equity
                             Partnership-89.  Exhibit  10.4  to  the  Registration  Statement  is  incorporated  herein  by reference.
        10.4            --   Extension,  Modification and Ratification of Lease dated May 31, 2000, between the Company and
                             Woodlands  Equity  Partnership-89.  Exhibit 10.4 to the  Company's  Annual Report on Form 10-K
                             for the year  ended  December  31,  2000 (the  "2000  Form  10-K") is  incorporated  herein by reference.
        10.5+           --   Employment  Agreement  between  the  Company  and  Joseph  S.  Podolski.  Exhibit  10.5 to the
                             Registration Statement is incorporated herein by reference.
        10.6+           --   First Amendment to Employment  Agreement  between the Company and Joseph S. Podolski.  Exhibit
                             10.1 to the  Company's  Quarterly  Report on Form 10-Q for the fiscal  quarter ended March 31,
                             2001 is incorporated herein by reference.
        10.7+           --   Employment  Agreement  between the Company and Louis Ploth,  Jr. Exhibit 10.5 to the 1999 Form
                             10-K is incorporated herein by reference.
        10.8+           --   First  Amendment to  Employment  Agreement  between the Company and Louis Ploth,  Jr.  Exhibit
                             10.7 to the 2000 Form 10-K is incorporated herein by reference.
        10.9            --   Assignment Agreement dated April 13, 1994, among Zonagen,  Inc., Gamogen,  Inc. and Dr. Adrian
                             Zorgniotti.  Exhibit 10.8 to the 2000 Form 10-K is incorporated herein by reference.
        10.10           --   Amendment  No. 2 to Assignment  Agreement  dated  September 30, 1997,  between the Company and
                             Gamogen,  Inc.  Exhibit  10.1 to the  Company's  Quarterly  Report on Form 10-Q for the fiscal quarter ended September 30, 1997 is incorporated herein by reference.
        10.11           --   Conditional  Amendment  No. 1 to  Assignment  Agreement  dated  January 24, 1997,  between the
                             Company and Gamogen,  Inc.  Exhibit 10.1 to the  Company's  Quarterly  Report on Form 10-Q for
                             the fiscal quarter ended March 31, 1997 is incorporated herein by reference.
        10.12           --   Registration  Rights  Agreement  dated  October 13,  1994,  effective  October 1, 1994,  among
                             Zonagen,  Inc. and J. Tyler Dean.  Exhibit 10.11 to the 2000 Form 10-K is incorporated  herein by reference.
        10.13+          --   1996  Nonemployee  Directors'  Stock Option  Plan.  Exhibit  10.1 to the  Company's  Quarterly
                             Report on Form 10-Q for the fiscal  quarter  ended  June 30,  1997 is  incorporated  herein by reference.
        10.14           --   Supply Agreement dated June 12, 1997,  between the Company and Plasto S.A. (Synkem  Division).
                             Exhibit  10.26 to the  Company's  Annual  Report on Form 10-K for the year ended  December 31,
                             1997 (the "1997 Form 10-K") is incorporated herein by reference.
        10.15++         --   Amendment to the Supply  Agreement  dated June 12,  1997,  between the Company and Plasto S.A.
                             (Synkem Division). Exhibit 10.23 to the 1999 Form 10-K is incorporated herein by reference.
        10.16++         --   Exclusive  License  Agreement (US) dated  November 15, 1997,  between the Company and Schering
                             Corporation. Exhibit 10.27 to the 1997 Form 10-K is incorporated herein by reference.
        10.17++         --   Exclusive  License  Agreement  (non-US)  dated  November  15,  1997,  between  the Company and
                             Schering-Plough Ltd. Exhibit 10.28 to the 1997 Form 10-K is incorporated herein by reference.
        10.18+          --   2000 Non-Employee  Directors' Stock Option Plan. Appendix B to the Company's  Definitive Proxy
                             Statement filed on April 26, 2000 is incorporated herein by reference.
        10.19+          --   First Amendment to the Zonagen,  Inc. 2000 Non-Employee  Directors' Stock Option Plan. Exhibit
                             10.21 to the 2000 Form 10-K is incorporated herein by reference.
        11.1*           --   Statement regarding computation of loss per share
        23.1*           --   Consent of Arthur Andersen LLP

*  Filed herewith.
+  Management contract or compensatory plan.
++ Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act. Such omitted portions have been filed separately with the Commission.

         (b)      Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated December 14, 2001 reporting an event under Item 5.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ZONAGEN, INC.


                                   By: /s/ Joseph S. Podolski
                                       -----------------------------------------
                                           Joseph S. Podolski
                                           President and Chief Executive Officer
Dated: March 29, 2002


                 SIGNATURE                                         TITLE                            DATE
/s/      Joseph S. Podolski                         President, Chief Executive Officer         March 29, 2002
----------------------------------------                       and Director
         Joseph S. Podolski                           (Principal Executive Officer)

/s/      Louis Ploth, Jr.                          Chief Financial Officer, VP Business        March 29, 2002
----------------------------------------                 Development and Secretary
         Louis Ploth, Jr.                            (Principal Financial Officer and
                                                       Principal Accounting Officer)

/s/      Martin P. Sutter                           Chairman of the Board of Directors         March 29, 2002
----------------------------------------
         Martin P. Sutter

/s/      Steven Blasnik                                          Director                      March 29, 2002
----------------------------------------
         Steven Blasnik

/s/      Timothy McInerney                                       Director                      March 29, 2002
------------------------------------
         Timothy McInerney

/s/      Lloyd M. Bentsen, III                                   Director                      March 29, 2002
----------------------------------------
         Lloyd M. Bentsen, III

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Zonagen, Inc.:

         We have audited the accompanying consolidated balance sheets of Zonagen, Inc. (a Delaware corporation in the development stage), and subsidiary (collectively, "the Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zonagen, Inc., and subsidiary as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

         As explained in Note 2 to the consolidated financial statements, effective January 1, 2000, the Company changed its method of accounting for revenue recognition.

ARTHUR ANDERSEN LLP

Houston, Texas
February 6, 2002

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                  DECEMBER 31,   DECEMBER 31,
                                                                     2001           2000
                                                                   ---------      ---------
                           ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                     $   1,521      $   2,511
     Marketable securities - short term                               28,535         24,331
     Product inventory                                                 4,417          4,525
     Prepaid expenses and other current assets                           787            861
                                                                   ---------      ---------
            Total current assets                                      35,260         32,228
LAB EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS, net                 340            556
MARKETABLE SECURITIES - LONG TERM                                       --            6,015
OTHER ASSETS, net                                                      1,314          1,575
                                                                   ---------      ---------
            Total assets                                           $  36,914      $  40,374
                                                                   =========      =========

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                              $   1,723      $   2,641
     Accrued expenses                                                    394            284
     Deferred revenue - short term                                     2,114          2,146
                                                                   ---------      ---------
            Total current liabilities                                  4,231          5,071
                                                                   ---------      ---------
DEFERRED REVENUE - LONG TERM                                           2,114          4,243
STOCKHOLDERS' EQUITY
     Undesignated Preferred Stock, $.001 par value, 5,000,000
          shares authorized, none issued and outstanding                --             --
     Common Stock, $.001 par value, 20,000,000 shares
          authorized, 11,765,516 and 11,742,153 shares issued,
          respectively; 11,350,216 and 11,326,853 shares
          outstanding, respectively                                       12             12
     Additional paid-in capital                                      113,898        113,780
     Deferred compensation                                               (11)          (241)
     Cost of treasury stock, 415,300 shares                           (7,484)        (7,484)
     Deficit accumulated during the development stage                (75,846)       (75,007)
                                                                   ---------      ---------
            Total stockholders' equity                                30,569         31,060
                                                                   ---------      ---------
            Total liabilities and stockholders' equity             $  36,914      $  40,374
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

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)

                                                                                                  FROM INCEPTION
                                                                                                 (AUGUST 20, 1987)
                                                                                                     THROUGH
                                                   FOR THE YEAR ENDED DECEMBER 31,                  DECEMBER 31,
                                         -----------------------------------------------------   ----------------
                                              2001               2000              1999                2001
                                         ----------------   ---------------   ----------------   -----------------
Revenues
       Licensing fees                     $        2,162     $       2,115     $            -     $        24,527
       Product royalties                              58               164                242                 627
       Research and development grants               115                72                  -                 187
       Interest income                             1,526             2,239              2,170              11,993
                                         ----------------   ---------------   ----------------   -----------------
            Total revenues                         3,861             4,590              2,412              37,334
EXPENSES
       Research and development                    3,028             4,495             12,180              83,208
       General and administrative                  1,672             2,796              3,249              20,241
       Interest expense and amortization
            of intangibles                             -                 -                  8                 388
                                         ----------------   ---------------   ----------------   -----------------
            Total expenses                         4,700             7,291             15,437             103,837
                                         ----------------   ---------------   ----------------   -----------------

Loss from continuing operations                     (839)           (2,701)           (13,025)            (66,503)
Income (loss) from discontinued operations             -                 -                 59              (1,828)
Gain on disposal                                       -                 -              1,014                 939
                                         ----------------   ---------------   ----------------   -----------------
Net loss before cumulative effect of
     change in accounting principle                 (839)           (2,701)           (11,952)            (67,392)
Cumulative effect of change in accounting
     principle                                         -            (8,454)                 -              (8,454)
                                         ----------------   ---------------   ----------------   -----------------
NET LOSS                                  $         (839)    $     (11,155)    $      (11,952)    $       (75,846)
                                         ================   ===============   ================   =================

INCOME (LOSS) PER SHARE - BASIC AND DILUTED:
Loss from continuing operations           $        (0.07)    $       (0.24)    $        (1.16)
Income from discontinued operations                    -                 -               0.01
Gain on disposal                                       -                 -               0.09
                                         ----------------   ---------------   ----------------
Net loss before cumulative effect of
     change in accounting principle                (0.07)            (0.24)             (1.06)
Cumulative effect of change in accounting
     principle                                         -             (0.75)                 -
                                         ----------------   ---------------   ----------------
NET LOSS                                  $        (0.07)    $       (0.99)    $        (1.06)
                                         ================   ===============   ================

Shares used in income (loss) per share calculation:
       Basic                                      11,333            11,303             11,244
       Diluted                                    11,333            11,303             11,244

Proforma amounts assuming the accounting
     change is applied retroactively:
                                                                              ----------------
Net loss                                                                       $       (9,838)
                                                                              ================

                                                                              ----------------
Net loss per share                                                             $        (0.87)
                                                                              ================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands except share amounts)

                                                   PREFERRED STOCK           COMMON STOCK        ADDITIONAL
                                               -----------------------  -----------------------   PAID-IN
                                                 SHARES       AMOUNT      SHARES       AMOUNT     CAPITAL
                                               -----------  ----------  -----------  ----------  ----------
Exchange of common stock ($.004 per share)
 for technology rights and services
 from founding stockholders                             -    $      -      245,367    $      -    $      1
  Net Loss                                              -           -            -           -           -
                                               -----------  ----------  -----------  ----------  ----------
BALANCE AT DECEMBER 31, 1987 (unaudited)                -           -      245,367           -           1
  Net Loss                                              -           -            -           -           -
                                               -----------  ----------  -----------  ----------  ----------
BALANCE AT DECEMBER 31, 1988 (unaudited)                -           -      245,367           -           1
  Proceeds from issuance of common stock                -           -       65,431           -           3
  Net Loss                                              -           -            -           -           -
                                               -----------  ----------  -----------  ----------  ----------
BALANCE AT DECEMBER 31, 1989 (unaudited)                -           -      310,798           -           4
  Proceeds from issuance of common stock                -           -          467           -           -
  Net Loss                                              -           -            -           -           -
                                               -----------  ----------  -----------  ----------  ----------
BALANCE AT DECEMBER 31, 1990 (unaudited)                -           -      311,265           -           4
  Net Loss                                              -           -            -           -           -
                                               -----------  ----------  -----------  ----------  ----------
BALANCE AT DECEMBER 31, 1991 (unaudited)                -           -      311,265           -           4
  Conversion of 391,305 shares of Series C
    preferred stock into common stock                   -           -       91,442           -         360
  Purchase of retirement of common stock                -           -      (23,555)          -          (1)
  Proceeds from issuance of common stock                -           -       16,946           -           7
  Net Loss                                              -           -            -           -           -
                                               -----------  ----------  -----------  ----------  ----------
BALANCE AT DECEMBER 31, 1992 (unaudited)                -           -      396,098           1         370
Issuance of common stock for cash,
  April 1, 1993, and May 12, 1993
  ($5.50 per share), net of offering
  costs of $1,403                                       -           -    1,534,996           2       7,037
Issuance of common stock for cash
  and license agreement, December 9,
  1993 ($10.42 per share), net of
  offering costs of $47                                 -           -      239,933           -       2,453
Conversion of Series A preferred stock
  to common stock                                       -           -      179,936           -         600
Conversion of Series B preferred stock
  to common stock                                       -           -       96,013           -         378
Conversion of Series C preferred stock
  to common stock                                       -           -      876,312           1       3,443
Conversion of Series D preferred stock
  to common stock                                       -           -      280,248           -         599
Conversion of bridge loan to common stock               -           -       64,000           -         256
Net Loss                                                -           -            -           -           -
                                               -----------  ----------  -----------  ----------  ----------
                                                                                         DEFICIT
                                                                                       ACCUMULATED
                                                                 TREASURY STOCK        DURING THE        TOTAL
                                                  DEFERRED    ----------------------   DEVELOPMENT   STOCKHOLDERS'
                                                COMPENSATION    SHARES      AMOUNT        STAGE         EQUITY
                                                ------------  ----------  ----------  -------------  ------------
Exchange of common stock ($.004 per share)
  for technology rights and services
  from founding stockholders                      $      -           -    $      -    $         -    $        1
Net Loss                                                 -           -           -            (28)          (28)
                                                 ----------  ----------  ----------  -------------  ------------
BALANCE AT DECEMBER 31, 1987 (unaudited)                 -           -           -            (28)          (27)
  Net Loss                                               -           -           -           (327)         (327)
                                                 ----------  ----------  ----------  -------------  ------------
BALANCE AT DECEMBER 31, 1988 (unaudited)                 -           -           -           (355)         (354)
  Proceeds from issuance of common stock                 -           -           -              -             3
  Net Loss                                               -           -           -           (967)         (967)
                                                 ----------  ----------  ----------  -------------  ------------
BALANCE AT DECEMBER 31, 1989 (unaudited)                 -           -           -         (1,322)       (1,318)
  Proceeds from issuance of common stock                 -           -           -              -             -
  Net Loss                                               -           -           -         (1,426)       (1,426)
                                                 ----------  ----------  ----------  -------------  ------------
BALANCE AT DECEMBER 31, 1990 (unaudited)                 -           -           -         (2,748)       (2,744)
  Net Loss                                               -           -           -         (1,820)       (1,820)
                                                 ----------  ----------  ----------  -------------  ------------
BALANCE AT DECEMBER 31, 1991 (unaudited)                 -           -           -         (4,568)       (4,564)
  Conversion of 391,305 shares of Series C
    preferred stock into common stock                    -           -           -              -           360
  Purchase of retirement of common stock                 -           -           -              -            (1)
  Proceeds from issuance of common stock                 -           -           -              -             7
  Net Loss                                               -           -           -         (1,583)       (1,583)
                                                 ----------  ----------  ----------  -------------  ------------
BALANCE AT DECEMBER 31, 1992 (unaudited)                 -           -           -         (6,151)       (5,781)
Issuance of common stock for cash,
  April 1, 1993, and May 12, 1993
  ($5.50 per share), net of offering
  costs of $1,403                                        -           -           -              -         7,039
Issuance of common stock for cash
  and license agreement, December 9,
  1993 ($10.42 per share), net of
  offering costs of $47                                  -           -           -              -         2,453
Conversion of Series A preferred stock
  to common stock                                        -           -           -              -           600
Conversion of Series B preferred stock
  to common stock                                        -           -           -              -           378
Conversion of Series C preferred stock
  to common stock                                        -           -           -              -         3,444
Conversion of Series D preferred stock
  to common stock                                        -           -           -              -           600
Conversion of bridge loan to common stock                -           -           -              -           256
Net Loss                                                 -           -           -         (2,532)       (2,532)
                                                 ----------  ----------  ----------  -------------  ------------

                                  (continued)

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands except share amounts)

                                                                 PREFERRED STOCK                  COMMON STOCK           ADDITIONAL
                                                          ----------------------------  -----------------------------     PAID-IN
                                                              SHARES         AMOUNT         SHARES          AMOUNT        CAPITAL
                                                          --------------  ------------  ---------------  ------------   ------------
BALANCE AT DECEMBER 31, 1993 (unaudited)                              -     $       -        3,667,536     $       4     $   15,136
  Deferred compensation resulting from grant of options               -             -                -             -            188
  Amortization of deferred compensation                               -             -                -             -              -
  Exercise of warrants to purchase common stock
    for cash, June 30, 1994 ($3.94 per share)                         -             -           39,623             -            156
  Issuance of common stock for purchase of FTI,
  October 13, 1994                                                    -             -          111,111             -          1,567
  Net loss                                                            -             -                -             -              -
                                                          --------------  ------------  ---------------  ------------   ------------
BALANCE AT DECEMBER 31, 1994                                          -             -        3,818,270             4         17,047
  Amortization of deferred compensation                               -             -                -             -              -
  Exercise of options to purchase common stock for cash,
    January and April 1995 ($.10 to $6.13 per share)                  -             -            4,546             -             14
  Issuance of common stock for cash and a financing
    charge, March 9, 1995                                             -             -           16,000             -             76
  Issuance of Series A preferred stock for cash,
    October 4, 1995, and October 19, 1995 ($10.00 per
    share), net of offering costs of $651                       598,850             1                -             -          5,336
  Conversion of warrants to purchase common
    stock as a result of offering under antidilution
    clause, October 19, 1995 ($3.63 per share)                        -             -                -             -              -
  Conversion of Series A preferred stock into
    common stock, November and December 1995                    (94,000)            -          259,308             -              -
  Net loss                                                            -             -                -             -              -
                                                          --------------  ------------  ---------------  ------------   ------------
BALANCE AT DECEMBER 31, 1995                                    504,850             1        4,098,124             4         22,473
  Deferred compensation resulting from grant of options               -             -                -             -             86
  Amortization of deferred compensation                               -             -                -             -              -
  Exercise of warrants to purchase common stock for cash,
    January through December 1996 ($3.63 per share)                   -             -          227,776             -            827
  Conversion of Series A preferred stock into
    common stock, January through November 1996                (507,563)           (1)       1,396,826             2             (1)
  Issuance of options for services, January 12, 1996                  -             -                -             -             99
  Exercise of options to purchase common stock for
    cash, February through November 1996 ($.001 to
    $5.50 per share)                                                  -             -           23,100             -             75
  Issuance of common stock for agreement not to
    compete, April 13, 1996                                           -             -           19,512             -            200
  Exercise of warrants to purchase Series A preferred
    stock under cashless exercise provision,
    June 5, 1996                                                  2,713             -                -             -              -
  Issuance of Series B preferred stock for cash,
    September 30, 1996, and October 11, 1996 ($10.00
    per share), net of offering costs of $2,557               1,692,500             2                -             -         14,366
  Conversion of Series B preferred stock into common
    stock, November through December 1996                      (177,594)            -          268,058             -              -
  Net loss                                                            -             -                -             -              -
                                                          --------------  ------------  ---------------  ------------   ------------
                                                                                                         DEFICIT
                                                                                                       ACCUMULATED
                                                                               TREASURY STOCK           DURING THE        TOTAL
                                                            DEFERRED    ----------------------------   DEVELOPMENT     STOCKHOLDERS'
                                                          COMPENSATION     SHARES          AMOUNT         STAGE           EQUITY
                                                          ------------  -------------   ------------  --------------  --------------
BALANCE AT DECEMBER 31, 1993 (unaudited)                    $       -              -      $       -   $      (8,683)  $       6,457
  Deferred compensation resulting from grant of options          (188)             -              -               -               -
  Amortization of deferred compensation                            38              -              -               -              38
  Exercise of warrants to purchase common stock
    for cash, June 30, 1994 ($3.94 per share)                       -              -              -               -             156
  Issuance of common stock for purchase of FTI,
  October 13, 1994                                                  -              -              -               -           1,567
  Net loss                                                          -              -              -          (3,970)         (3,970)
                                                          ------------  -------------   ------------  --------------  --------------
BALANCE AT DECEMBER 31, 1994                                     (150)             -              -         (12,653)          4,248
  Amortization of deferred compensation                            37              -              -               -              37
  Exercise of options to purchase common stock for cash,
    January and April 1995 ($.10 to $6.13 per share)                -              -              -               -              14
  Issuance of common stock for cash and a financing
    charge, March 9, 1995                                           -              -              -               -              76
  Issuance of Series A preferred stock for cash,
    October 4, 1995, and October 19, 1995 ($10.00 per
    share), net of offering costs of $651                           -              -              -               -           5,337
  Conversion of warrants to purchase common
    stock as a result of offering under antidilution
    clause, October 19, 1995 ($3.63 per share)                      -              -              -               -               -
  Conversion of Series A preferred stock into
    common stock, November and December 1995                        -              -              -               -               -
  Net loss                                                          -              -              -          (4,287)         (4,287)
                                                          ------------  -------------   ------------  --------------  --------------
BALANCE AT DECEMBER 31, 1995                                     (113)             -              -         (16,940)          5,425
  Deferred compensation resulting from grant of options           (86)             -              -               -               -
  Amortization of deferred compensation                            54              -              -               -              54
  Exercise of warrants to purchase common stock for cash,
    January through December 1996 ($3.63 per share)                 -              -              -               -             827
  Conversion of Series A preferred stock into
    common stock, January through November 1996                     -              -              -               -               -
  Issuance of options for services, January 12, 1996                -              -              -               -              99
  Exercise of options to purchase common stock for
    cash, February through November 1996 ($.001 to
    $5.50 per share)                                                -              -              -               -              75
  Issuance of common stock for agreement not to
    compete, April 13, 1996                                         -              -              -               -             200
  Exercise of warrants to purchase Series A preferred
    stock under cashless exercise provision,
    June 5, 1996                                                    -              -              -               -               -
  Issuance of Series B preferred stock for cash,
    September 30, 1996, and October 11, 1996 ($10.00
    per share), net of offering costs of $2,557                     -              -              -               -          14,368
  Conversion of Series B preferred stock into common
    stock, November through December 1996                           -              -              -               -               -
  Net loss                                                          -              -              -          (9,470)         (9,470)
                                                          ------------  -------------   ------------  --------------  --------------

                                  (continued)

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands except share amounts)

                                                                PREFERRED STOCK                 COMMON STOCK           ADDITIONAL
                                                         ----------------------------  ----------------------------     PAID-IN
                                                             SHARES         AMOUNT         SHARES         AMOUNT        CAPITAL
                                                         --------------  ------------  --------------   -----------   ------------
BALANCE AT DECEMBER 31, 1996                                 1,514,906     $       2       6,033,396      $      6     $   38,125
  Deferred compensation resulting from grant of options              -             -               -             -          2,110
  Amortization of deferred compensation                              -             -               -             -              -
  Exercise of options to purchase common stock
    for cash, January through December 1997 ($0.00 to
    $22.25 per share)                                                -             -          90,955             -            522
  Exercise of warrants to purchase common stock
    for cash, January through December 1997 ($3.63 and
    $3.07 per share)                                                 -             -          22,368             -             75
  Issuance of common stock for a cashless exercise of
    Series A preferred stock warrants, February through
    September 1997                                                   -             -          81,294             -              -
  Exercise of Series A preferred stock warrants to
    purchase common stock for cash, April 1997 ($11.00
    per share)                                                       -             -             818             -              3
  Issuance of common stock for a cashless exercise of
    Series B preferred stock warrants, April through
    November 1997                                                    -             -          88,223             -              -
  Exercise of Series B preferred stock warrants to
    purchase common stock for cash, April through July
    1997 ($11.00 per share)                                          -             -          17,169             -            125
  Issuance of common stock as final purchase price
    for acquisition of FTI, January 31, 1997 ($9.833 per
    share)                                                           -             -         305,095             1              -
  Issuance of common stock as final debt payment
    on FTI acquisition, January 31, 1997 ($9.833 per
    share)                                                           -             -          19,842             -             94
  Conversion of Series B preferred stock into common
    stock, January through October 1997                     (1,514,906)           (2)      2,295,263             2             (1)
  Issuance of common stock for cash, July 25, 1997
    ($30.00 per share), net of offering costs
    of $5,439                                                        -             -       2,587,500             3         72,183
  Purchase of treasury stock, December 1997                          -             -               -             -              -
  Net loss                                                           -             -               -             -              -
                                                           --------------  ------------  --------------   -----------   ------------

                                                                                                      DEFICIT
                                                                                                    ACCUMULATED
                                                                           TREASURY STOCK            DURING THE          TOTAL
                                                          DEFERRED    --------------------------    DEVELOPMENT       STOCKHOLDERS'
                                                        COMPENSATION    SHARES         AMOUNT          STAGE             EQUITY
                                                       -------------  ------------  ------------  ----------------  ----------------
BALANCE AT DECEMBER 31, 1996                             $   (145)              -     $       -     $    (26,410)    $      11,578
  Deferred compensation resulting from grant of options    (2,110)              -             -                -                 -
  Amortization of deferred compensation                       854               -             -                -               854
  Exercise of options to purchase common stock
    for cash, January through December 1997 ($0.00 to
    $22.25 per share)                                           -               -             -                -               522
  Exercise of warrants to purchase common stock
    for cash, January through December 1997 ($3.63 and
    $3.07 per share)                                            -               -             -                -                75
  Issuance of common stock for a cashless exercise of
    Series A preferred stock warrants, February through
    September 1997                                              -               -             -                -                 -
  Exercise of Series A preferred stock warrants to
    purchase common stock for cash, April 1997 ($11.00
    per share)                                                  -               -             -                -                 3
  Issuance of common stock for a cashless exercise of
    Series B preferred stock warrants, April through
    November 1997                                               -               -             -                -                 -
  Exercise of Series B preferred stock warrants to
    purchase common stock for cash, April through July
    1997 ($11.00 per share)                                     -               -             -                -               125
  Issuance of common stock as final purchase price
    for acquisition of FTI, January 31, 1997 ($9.833 per
    share)                                                      -               -             -                -                 1
  Issuance of common stock as final debt payment
    on FTI acquisition, January 31, 1997 ($9.833 per
    share)                                                      -               -             -                -                94
  Conversion of Series B preferred stock into common
    stock, January through October 1997                         -               -             -                -                (1)
  Issuance of common stock for cash, July 25, 1997
    ($30.00 per share), net of offering costs
    of $5,439                                                   -               -             -                -            72,186
  Purchase of treasury stock, December 1997                     -          61,500        (1,287)               -            (1,287)
  Net loss                                                      -               -             -          (13,174)          (13,174)
                                                       -----------   -------------  ------------  ----------------  ----------------

                                  (continued)

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands except share amounts)

                                                                 PREFERRED STOCK                  COMMON STOCK           ADDITIONAL
                                                          ----------------------------  ------------------------------     PAID-IN
                                                              SHARES         AMOUNT         SHARES           AMOUNT        CAPITAL
                                                          --------------  ------------  ---------------   ------------  ------------
BALANCE AT DECEMBER 31, 1997                                         -     $       -       11,541,923      $      12     $  113,236
  Deferred compensation resulting from grant of options              -             -                -              -             55
  Amortization of deferred compensation                              -             -                -              -              -
  Forfeiture of stock options, December 1998                         -             -                -              -            (21)
  Exercise of options to purchase common stock
    for cash, January through October 1998 ($0.43 to
    $22.25 per share)                                                -             -           63,022              -            344
  Issuance of common stock for services,
    January 15, 1998                                                 -             -            5,000              -            103
  Issuance of common stock for a cashless exercise of
    Series B preferred stock warrants, May through
    July 1998                                                        -             -           11,195              -              -
  Purchase of treasury stock, January through
    September 1998 ($13.00 to $20.65 per share)                      -             -                -              -              -
  Net loss                                                           -             -                -              -              -
                                                          -------------  ------------  ---------------   ------------  -------------
BALANCE AT DECEMBER 31, 1998                                         -             -       11,621,140             12        113,717
  Deferred compensation resulting from grant of options              -             -                -              -           (229)
  Amortization of deferred compensation                              -             -                -              -              -
  Exercise of options to purchase common stock
    for cash, February through September 1999 ($0.04 to
    $8.375 per share)                                                -             -           31,866              -             72
  Issuance of common stock for a cashless exercise of
    common stock warrants, February 1999                             -             -            4,775              -              -
  Issuance of common stock for a cashless exercise of
    Series A preferred stock warrants, April 1999                    -             -           22,131              -              -
  Issuance of common stock for a cashless exercise of
    Series B preferred stock warrants, March through
    April 1999                                                       -             -              876              -              -
  Exercise of Series B preferred stock warrants to
    purchase common stock for cash, January 1999
    ($11.00 per share)                                               -             -              536              -              4
  Net loss                                                           -             -                -              -              -
                                                          -------------  ------------  ---------------   ------------  -------------
BALANCE AT DECEMBER 31, 1999                                         -             -       11,681,324             12        113,564
  Deferred compensation resulting from grant of options              -             -                -              -             77
  Amortization of deferred compensation                              -             -                -              -              -
  Exercise of options to purchase common stock
    for cash, March through September 2000 ($0.43 to
    $8.375 per share)                                                -             -           49,416              -            112
  Issuance of common stock through employee stock
    purchase plan for cash, December 2000                            -             -            9,379              -             21
  Issuance of common stock to Board of Director members
    for services, May through December 2000                          -             -            2,034              -              6
  Net loss                                                           -             -                -              -              -
                                                          -------------  ------------  ---------------   ------------  -------------

                                                                                                       DEFICIT
                                                                                                     ACCUMULATED
                                                                            TREASURY STOCK            DURING THE          TOTAL
                                                           DEFERRED    -------------------------     DEVELOPMENT      STOCKHOLDERS'
                                                          COMPENSATION   SHARES         AMOUNT          STAGE             EQUITY
                                                         -----------   -----------  ------------   ---------------  ---------------
BALANCE AT DECEMBER 31, 1997                              $  (1,401)       61,500     $  (1,287)    $     (39,584)    $      70,976
  Deferred compensation resulting from grant of options           -             -             -                 -                55
  Amortization of deferred compensation                         422             -             -                 -               422
  Forfeiture of stock options, December 1998                     21             -             -                 -                 -
  Exercise of options to purchase common stock
    for cash, January through October 1998 ($0.43 to
    $22.25 per share)                                             -             -             -                 -               344
  Issuance of common stock for services,
    January 15, 1998                                              -             -             -                 -               103
  Issuance of common stock for a cashless exercise of
    Series B preferred stock warrants, May through
    July 1998                                                     -             -             -                 -                 -
  Purchase of treasury stock, January through
    September 1998 ($13.00 to $20.65 per share)                   -       353,800        (6,197)                -            (6,197)
  Net loss                                                        -             -             -           (12,316)          (12,316)
                                                         -----------   -----------  ------------   ---------------  ----------------
BALANCE AT DECEMBER 31, 1998                                   (958)      415,300        (7,484)          (51,900)           53,387
  Deferred compensation resulting from grant of options         229             -             -                 -                 -
  Amortization of deferred compensation                         239             -             -                 -               239
  Exercise of options to purchase common stock
    for cash, February through September 1999 ($0.04 to
    $8.375 per share)                                             -             -             -                 -                72
  Issuance of common stock for a cashless exercise of
    common stock warrants, February 1999                          -             -             -                 -                 -
  Issuance of common stock for a cashless exercise of
    Series A preferred stock warrants, April 1999                 -             -             -                 -                 -
  Issuance of common stock for a cashless exercise of
    Series B preferred stock warrants, March through
    April 1999                                                    -             -             -                 -                 -
  Exercise of Series B preferred stock warrants to
    purchase common stock for cash, January 1999
    ($11.00 per share)                                            -             -             -                 -                 4
  Net loss                                                        -             -             -           (11,952)          (11,952)
                                                         -----------   -----------  ------------   ---------------  ----------------
BALANCE AT DECEMBER 31, 1999                                   (490)      415,300        (7,484)          (63,852)           41,750
  Deferred compensation resulting from grant of options         (34)            -             -                 -                43
  Amortization of deferred compensation                         283             -             -                 -               283
  Exercise of options to purchase common stock
    for cash, March through September 2000 ($0.43 to
    $8.375 per share)                                             -             -             -                 -               112
  Issuance of common stock through employee stock
    purchase plan for cash, December 2000                         -             -             -                 -                21
  Issuance of common stock to Board of Director members
    for services, May through December 2000                       -             -             -                 -                 6
  Net loss                                                        -             -             -           (11,155)          (11,155)
                                                         -----------   -----------  ------------   ---------------  ----------------

                                  (continued)

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands except share amounts)

                                                                PREFERRED STOCK                 COMMON STOCK           ADDITIONAL
                                                         ----------------------------  ----------------------------     PAID-IN
                                                             SHARES         AMOUNT         SHARES         AMOUNT        CAPITAL
                                                         --------------  ------------  --------------   -----------   ------------
BALANCE AT DECEMBER 31, 2000                                      -        $     -        11,742,153      $    12       $ 113,780
  Compensation resulting from grant of options                    -              -                 -            -              36
  Compensation resulting from extension of warrants               -              -                 -            -              23
  Amortization of deferred compensation                           -              -                 -            -               -
  Exercise of options to purchase common stock
    for cash, February through December 2001 ($0.64 to
    $4.00 per share)                                              -              -            12,242            -              25
  Issuance of common stock through employee stock
    purchase plan for cash, June and December 2001                -              -             8,431            -              25
  Issuance of common stock to Board of Director members
    for services, February through December 2001                  -              -             2,690            -               9
  Net loss                                                        -              -                 -            -               -
                                                         --------------  ------------  --------------   -----------   ------------
BALANCE AT DECEMBER 31, 2001                                      -        $     -        11,765,516      $    12       $ 113,898
                                                         ==============  ============  ==============   ===========   ============
                                                                                                        DEFICIT
                                                                                                      ACCUMULATED
                                                                              TREASURY STOCK           DURING THE         TOTAL
                                                            DEFERRED    ---------------------------   DEVELOPMENT     STOCKHOLDERS'
                                                          COMPENSATION     SHARES         AMOUNT         STAGE            EQUITY
                                                          ------------  -------------  ------------  ---------------  -------------
BALANCE AT DECEMBER 31, 2000                                $   (241)        415,300     $  (7,484)   $   (75,007)     $  31,060
  Compensation resulting from grant of options                     -               -             -              -             36
  Compensation resulting from extension of warrants                -               -             -              -             23
  Amortization of deferred compensation                          230               -             -              -            230
  Exercise of options to purchase common stock
    for cash, February through December 2001 ($0.64 to
    $4.00 per share)                                               -               -             -              -             25
  Issuance of common stock through employee stock
    purchase plan for cash, June and December 2001                 -               -             -              -             25
  Issuance of common stock to Board of Director members
    for services, February through December 2001                   -               -             -              -              9
  Net loss                                                         -               -             -           (839)          (839)
                                                          -----------   -------------  ------------  ---------------  -------------
BALANCE AT DECEMBER 31, 2001                                 $   (11)        415,300     $  (7,484)   $   (75,846)     $  30,569
                                                          ===========   =============  ============  ===============  =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                            FROM INCEPTION
                                                                                                           (AUGUST 20, 1987)
                                                                    FOR THE YEAR ENDED DECEMBER 31,             THROUGH
                                                                ---------------------------------------        DECEMBER 31,
                                                                 2001            2000            1999            2001
                                                                -------        --------        --------        ---------
                                                                                                              (UNAUDITED)
Cash Flows from Operating Activities
Net loss                                                        $  (839)       $(11,155)       $(11,952)       $ (75,846)
Gain on disposal of discontinued operations                        --              --            (1,014)            (939)
Adjustments to reconcile net loss to net cash
  used in operating activities:
        Noncash financing costs                                    --              --              --                316
        Depreciation and amortization                               666             431             408            3,460
        Noncash expenses related to stock-based
             transactions                                           298             326             239            2,421
        Common stock issued for agreement not to
             compete                                               --              --              --                200
        Series B Preferred Stock issued for consulting
             services                                              --              --              --                 18
Changes in operating assets and liabilities
  (net effects of purchase of businesses in 1988
  and 1994):
        Decrease in receivables                                    --              --               (86)            (199)
        Decrease (increase) in inventory                            108            (522)         (1,176)          (4,447)
        Decrease (increase) in prepaid expenses and other
             current assets                                          74             127             206             (484)
        (Decrease) increase in accounts payable and
             accrued expenses                                      (808)         (1,612)           (621)           1,994
        (Decrease) increase in deferred revenue                  (2,161)          6,389            --              4,228
                                                                -------        --------        --------        ---------
Net cash used in operating activities                            (2,662)         (6,016)        (13,996)         (69,278)

CASH FLOWS FROM INVESTING ACTIVITIES
        Maturities (purchase) of marketable securities            1,811           4,496         (35,030)         (28,723)
        Capital expenditures                                         (1)            (57)           (311)          (2,219)
        Purchase of technology rights and other assets             (188)           (157)           (521)          (1,945)
        Cash acquired in purchase of FTI                           --              --              --                  3
        Proceeds from sale of subsidiary, less
             $12,345 for operating losses during
             1990 phase-out period                                 --              --              --                138
        Proceeds from sale of the assets of FTI                    --              --             2,250            2,250
        Increase in net assets held for disposal                   --              --              --               (213)
                                                                -------        --------        --------        ---------
Net cash provided by investing activities                         1,622           4,282         (33,612)         (30,709)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of common stock                       50             139              75           84,197
        Proceeds from issuance of preferred stock                  --              --              --             23,688
        Purchase of treasury stock                                 --              --              --             (7,484)
        Proceeds from issuance of notes payable                    --              --              --              2,839
        Principal payments on notes payable                        --              --                (1)          (1,732)
                                                                -------        --------        --------        ---------
Net cash provided by financing activities                            50             139              74          101,508
                                                                -------        --------        --------        ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (990)         (1,595)        (47,534)           1,521
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  2,511           4,106          51,640             --
                                                                -------        --------        --------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 1,521        $  2,511        $  4,106        $   1,521
                                                                =======        ========        ========        =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
        Reduction of debt due to final payment, in stock,
             of FTI Acquisition                                 $  --          $   --          $   --          $    --

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

1.       ORGANIZATION AND OPERATIONS:

         Zonagen, Inc. ("Zonagen" or the "Company"), a Delaware corporation was organized on August 20, 1987 (Inception) and is a development stage company. Zonagen is engaged in the development of pharmaceutical products that address diseases and conditions associated with the human reproductive system. From Inception through December 31, 2001, the Company has been primarily engaged in research and development and clinical development.

         The Company has incurred several delays relating to the regulatory approval of its lead product VASOMAX(R), which is being developed for the treatment of male erectile dysfunction ("MED"). In August 1999, the Food and Drug Administration ("FDA") placed the Company's phentolamine mesylate ("phentolamine") based products which include both VASOMAX(R) and Vasofem(TM) on clinical hold in the U.S. based on a finding of brown fat proliferations in a two-year rat study. However, the FDA allowed Schering-Plough Corporation ("Schering-Plough") to complete an ongoing human study of VASOMAX(R) that was already underway. In addition, the Medicines Control Agency ("MCA") followed the FDA's lead in placing any further studies of phentolamine on clinical hold. In May 2000 the FDA upgraded the status of VASOMAX(R) to a partial clinical hold pending additional animal data and in August 2000 the MCA lifted the clinical hold on phentolamine in the United Kingdom. In October 2000 the FDA allowed Zonagen to conduct a mechanistic study to address their concerns regarding the brown fat findings in the earlier study. Zonagen believes that having the U.S. partial clinical hold lifted is a critical factor in the approval process for VASOMAX(R) in the U.S. As a result of these delays, in July 2000 the Company's Board of Directors elected to engage Deutsche Banc Alex. Brown to review the Company's strategic alternatives for redeploying its assets. At that time, the Board also elected to reduce cash expenditures and conserve resources as part of the redeployment strategy. As a result of this decision, Zonagen pared headcount to the minimum required to maintain existing technologies and commitments and laid-off more than one half of the Company's employees. The Company currently has 10 full-time employees; six are engaged in research and development ("R&D") and four are engaged in business development, administration and facility maintenance.

         Although VASOMAX(R) is currently on partial clinical hold in the United States, Schering-Plough is currently pursuing regulatory approval in the United Kingdom. In December 2001, the Company announced two recent developments relating to the potential future global regulatory approval of VASOMAX(R).

         The first development was the release of preliminary interim results from the current mechanistic rat study regarding phentolamine, which was initiated in November 2000. The interim results of this mechanistic study showed that the gross necropsies of both old and young rats exposed to various doses of phentolamine suggest that phentolamine does not induce or promote brown fat proliferations in rats. No gross brown fat proliferations were observed during the entire one-year period that the animals were administered the drug. The Company must prepare an analysis as to why some rats in the first study developed brown fat as compared to no brown fat findings in the second rat study. The Company plans to complete this analysis and submit the final results from the assessment of the data from this study to the FDA during the middle of 2002.

         The second development was the announcement that a response to questions on the Marketing Authorization Application for VASOMAX(R) was submitted by Schering-Plough to the MCA in the United Kingdom. The submission included responses to the questions and comments posed by the MCA in 1999 as part of their office action following the original submission. In addition to a response to the original MCA comments, the amendment included data from studies completed since the submission in 1998 as well as several expert reports including efficacy and cardiovascular safety evaluations. The MCA will assess the submitted data and expert reports and determine whether or not the drug should be approved in the United Kingdom. If VASOMAX(R) is not approved in the U.K. or any other major territory, or if Schering-Plough terminates its exclusive worldwide license agreements ("Schering Agreements") to market and sell VASOMAX(R) for the treatment of MED with the Company, the results could have a material adverse effect on the Company.

         In January 2002, the Company announced that its Board of Directors had elected to discontinue the ongoing efforts of Deutsche Banc Alex. Brown, which was engaged in July 2000 to review strategic alternatives for redeploying Zonagen's assets. This decision was made following the recent regulatory developments surrounding VASOMAX(R). Management feels that a recommitment of efforts towards the approval of VASOMAX(R) and other product candidates may yield the greatest opportunity to increase shareholder value.

         The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings and corporate collaborations. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if appropriate, if the FDA or other regulatory approvals are obtained. The Company believes that its existing capital resources will be sufficient to fund its operations through at least the end of 2004.

         The Company's capital requirements will depend on many factors, including whether the FDA will lift its partial clinical hold on VASOMAX(R) and the Company's other product candidates that contain the active ingredient phentolamine mesylate; the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's clinical and preclinical activities; the progress of the Company's collaborative agreements with affiliates of Schering-Plough and costs associated with any future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of VASOMAX(R), the Company's oral treatment for MED, and the Company's other products; the Company's ability to obtain regulatory approvals of its other products; the success of the Company's sales and marketing programs; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful.

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

         On March 11, 1999, the Company sold substantially all of the assets related to its wholly owned subsidiary, Fertility Technologies, Inc., ("FTI"). These assets included the company name, accounts receivable, inventory, property and equipment, and certain Zonagen assets relating to the operation of FTI, for $2.25 million cash and the assumption of certain specified liabilities. During the quarter ended March 31, 1999, the Company recorded a gain on the sale of FTI of $1.0 million. The results of FTI have been reported separately as discontinued operations in the accompanying consolidated financial statements. Revenues for FTI were approximately $558,000 for the two months ended February 28, 1999. The Company dissolved the FTI corporate entity in September 2000.

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

PRODUCT INVENTORY

         The Company maintains an inventory of bulk phentolamine which is the active ingredient in VASOMAX(R), the Company's oral treatment for MED. As of December 31, 2001, the recorded amount of this bulk raw material inventory on hand was approximately $4.4 million as compared to approximately $4.5 million in the prior year. This inventory is stated at the lower of cost or market using the first-in, first-out method and has a finite shelf life. Although the Company believes that it will realize the full value of this inventory upon approval of VASOMAX(R), any further delays in the approval of VASOMAX(R), or the failure to obtain approval, would force the Company to attempt to liquidate a portion or all of its phentolamine inventory position. A large sale of this bulk inventory would drive the market price down due to an oversupply of phentolamine.

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

OTHER ASSETS

         Other assets consist of patent costs that are being amortized over 20 years, or the lesser of the legal or the estimated economic life of the patent. Accumulated amortization of patent costs was $563,000 and $214,000 at December 31, 2001 and 2000, respectively.

         In the fourth quarter ended December 31, 2001, the Company recorded a charge of $365,000 for previously capitalized patents relating to the Company's zona pellucida immunocontraceptive vaccine technology. The Company had previously announced in September 2001, that it had suspended further research on the technology following inconsistent results from an ongoing baboon study. Due to these results, the option agreement with Wyeth-Ayerst Laboratories, a division of American Home Products, was terminated. During the fourth quarter of 2001, the Company attempted unsuccessfully to license the technology to a third party. The Company proceeded to determine if an impairment of the capitalized patents had occurred. The valuation technique used by Zonagen to determine fair value was the present value of estimated future cash flows using a discount rate commensurate with the risks involved. This resulted in an impairment of $365,000.

REVENUE RECOGNITION

Licensing Fees

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

         The cumulative effect of adopting SAB 101 at January 1, 2000 resulted in a one-time, non-cash charge of $8.5 million, with a corresponding increase to deferred revenue that will be recognized in future periods. The $8.5 million represents portions of 1997 and 1998 payments received from Schering-Plough in consideration for the exclusive license of the Company's VASOMAX(R) product for the treatment of MED. For the years ended December 31, 2001 and 2000, the Company recognized $2.2 million and $2.1 million, respectively, of licensing fees revenue that was included in the cumulative effect adjustment as of January 1, 2000. The balance of the deferred revenue from this adjustment, $4.2 million, will be recognized in the future over the performance period of the agreement, which is estimated to be the period ending December 31, 2003.

         Financial statements prior to the year ended December 31, 2000, have not been restated to apply SAB 101 retroactively; however, the pro forma amounts included in the consolidated statements of operations show the net loss and per share net loss assuming the Company had retroactively applied SAB 101 to 1999.

Product Royalties

         Under the terms of the Schering Agreements, the Company has received quarterly royalty payments based on net sales of VASOMAX(R) in Mexico and Brazil by Schering-Plough. The Company recognizes royalty revenue when payment is received. These quarterly payments are expected to lag current quarter sales by up to sixty days.

Research and Development Grants

         The Company applies for research and development grants from the federal government usually in the form of Small Business Innovation Research ("SBIR") grants. When the Company is awarded one of these research and development grants it is obligated to spend grant dollars on research activities based on a budget that was submitted with the grant application. The Company typically bills the federal government on a monthly basis after it has expended its funds for the grant activities. At that time the Company recognizes research and development grant revenues.

RESEARCH AND DEVELOPMENT COSTS

         R&D expenses include salaries and related employee expenses, contracted regulatory affairs activities, insurance coverage for clinical trials and product sales, contracted research and consulting fees, facility costs and internal research and development supplies. The Company expenses research and development costs in the period they are incurred. These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform research on behalf of the Company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and also specifies the criteria for the recognition of intangible assets separately from goodwill. Under the new rules, goodwill will no longer be amortized but will be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed in goodwill upon adoption. Other intangible assets that meet the new criteria will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets on January 1, 2002. The adoption of SFAS Nos. 141 and 142 is not expected to have a significant impact on our financial position at transition.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The primary objectives of SFAS No. 144 are to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The Company's adoption of SFAS No. 144 on January 1, 2002 is not expected to have a material impact on our financial position and results of operations.

RECLASSIFICATION

         Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

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

         Short-term marketable securities have a remaining maturity of less than twelve months and long-term marketable securities have a remaining maturity of greater than twelve months. Marketable securities as of December 31, 2001 consist of only short term investments totaling $23.0 million. The Company's investments typically include corporate bonds and notes, Euro-dollar bonds, taxable auction securities and asset-backed securities. The Company's policy is to require minimum credit ratings of A2/A and A1/P1 with maturities of up to three years. The average life of the investment portfolio may not exceed 24 months.

4.       LAB EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS:

         Lab equipment, furniture and leasehold improvements are classified as follows (in thousands):

                                                DECEMBER 31,
                                          ------------------------
                                            2001           2000
                                          --------       ---------
Laboratory equipment..............        $  1,089       $  1,089
Furniture and fixtures............             172             172
Office equipment..................             385             384
Leasehold improvements............             506             506
                                          --------       ---------
                                             2,152           2,151
 Less - Accumulated depreciation
   and amortization...............          (1,812)         (1,595)
                                          --------       ---------
Total.............................        $    340       $     556
                                          ========       =========

5.       OPERATING LEASES:

         The Company leases laboratory and office space, and equipment pursuant to leases accounted for as operating leases. The lease for the Company's laboratory and office space expires in May 2003. Rental expense for the years ended December 31, 2001, 2000 and 1999, was approximately $248,000, $238,000 and $229,000, respectively. Future minimum lease payments under noncancelable leases with original terms in excess of one year as of December 31, 2001, are as follows (in thousands):

                               2002.......    $      242
                               2003.......           100
                                              ----------
                               Total......    $      342
                                              ==========

6.       ACCRUED EXPENSES:

         Accrued expenses consist of the following (in thousands):

                                                                              DECEMBER 31,
                                                                     -----------------------------
                                                                        2001              2000
                                                                     -----------      ------------
Research and development costs...............................        $        11      $         30
Legal........................................................                 95                36
Insurance....................................................                 81                --
Other........................................................                207               218
                                                                     -----------      ------------
Total........................................................        $       394      $        284
                                                                     ===========      ============

7.       FEDERAL INCOME TAXES:

         The Company has had losses since inception and, therefore, has not been subject to federal income taxes. The Company has accumulated approximately $2.9 million of research and development tax credits. As of December 31, 2001 and 2000, the Company had approximately $67.5 million and $72.8 million, respectively, of net operating loss ("NOL") carry-forwards for federal income tax purposes. Additionally, if not utilized, approximately $28,000 of NOLs, and approximately $34,000 of research and development tax credits will begin to expire in the year 2002 and 2003, respectively.

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

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

                                                                                      DECEMBER 31,
                                                                            ---------------------------------
                                                                                 2001               2000
                                                                            --------------    ---------------
      Deferred tax assets:
      Net operating loss carryforwards.................................     $       22,962    $        24,765
      Book/tax difference on basis of assets and license agreements....                274                 90
      Research and development tax credits.............................              2,924              2,861
      Accruals/expenses not currently deductible.......................                206                 92
      Deferred revenue.................................................              2,156                 --
                                                                            --------------    ---------------
      Total deferred tax assets........................................             28,522             27,808
      Less -- Valuation allowance......................................            (28,522)           (27,808)
                                                                            --------------    ---------------
      Net deferred tax assets..........................................     $           --    $            --
                                                                            ==============    ===============

8.       STOCKHOLDERS' EQUITY:

WARRANTS

         There were no warrant exercises during 2001. During 2001, there were a total of 40,480 warrants convertible into 61,934 shares of common stock at an exercise price of $7.19 which expired in October 2001.

         At December 31, 2001 there were a total of 33,460 warrants outstanding, convertible into 51,194 shares of common stock at an exercise price of $7.19. All warrants outstanding have a cashless exercise provision and expire in October 2003.

TREASURY STOCK

         On December 12, 1997, the Company announced a stock buyback of the Company's common stock. The purchases are to be made from time to time in the open market at prevailing market prices. As of December 31, 1998, the Company had purchased 415,300 shares at an aggregate purchase price of $7.5 million for an average price of $18.02 per share. The Company did not buy back any of its common stock in 2001, 2000 or 1999.

9.       STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN:

         The Company has two stock option plans for the granting of options to purchase a maximum of 2,150,000 shares of common stock by its employees and consultants over the life of the plans. There are no significant differences between the provisions of each plan. Options are granted with an exercise price per share as determined by the board of directors, generally equal to the fair market value per share of common stock on the grant date. Vesting provisions for each grant are determined by the board of directors and have generally been 20% on each anniversary of the grant date. All options expire no later than the tenth anniversary of the grant date. At December 31, 2001, there were 286,508 options available to be granted under these plans.

         In December 1996, the Company granted options to purchase 175,000 shares of common stock to members of the board of directors at the fair market value of the stock on the date of grant. As the plan was not approved by the stockholders until June 1997, the Company recorded approximately $2.4 million in deferred compensation relating to these options for the excess over fair market value of the stock between the grant date and the date shareholder approval was received. The deferred compensation is being amortized over the vesting period of the options. At December 31, 2001, the Company had approximately $11,000 of deferred compensation which will be amortized ratably through October 2002.

         On May 23, 2000, the shareholders approved the Company's 2000 Non-Employee Directors' Stock Option Plan (the "2000 Director Plan") that supersedes the prior non-employee directors stock option plan and eliminated any remaining options available to be granted under the preceding plan. As of December 31, 2001, pursuant to the terms of this plan, the Company has reserved a total of 500,000 shares of common stock for issuance under the 2000 Director Plan. On the day after each annual meeting of the stockholders ("Annual Meeting"), for 9 years, starting in 2001, the total number of shares reserved for issuance under the 2000 Director Plan will be increased by a number of shares equal to the greater of: (i) 0.5% of the Company's outstanding common stock as of the end of the previous fiscal year or (ii) that number of shares that could be issued under options granted under the Director Plan during the prior 12 month period. The plan provides that each director receive options to purchase 40,000 shares of common stock upon initial election to the board of directors and receive options to purchase 5,000 shares at each re-election. The plan also provides that the chairman of the Board receive options to purchase an additional 10,000 shares of common stock upon initial election to the board of directors and receive options to purchase an additional 10,000 shares at each re-election. The vesting provisions for the initial grant of options shall provide for vesting of 20% of the shares subject to the option granted on each of the first five Annual Meeting dates after the date of the grant. Vesting provisions for the annual grant and chairman's grant shall provide for vesting of all shares subject to the option granted on the first Annual Meeting after the date of the grant. All options expire no later than the tenth anniversary of the grant date. With the adoption of the 2000 Director Plan, the Board terminated the 1996 Director Plan; however, any previously granted options under the terminated 1996 Director Plan shall continue in force unaffected by such action. At December 31, 2001, there were 256,729 options available to be granted under the 2000 Director Plan.

         During 2000, the Company amended the 2000 Director Plan to allow for issuance of stock awards and options in lieu of cash for fees owed to directors and consultants. In connection with this amendment, during 2001, the Company granted options to a director, totaling 1,852 shares of common stock at exercise prices ranging from $2.63 to $5.65. In addition, during 2001, the Company issued stock awards to directors, totaling 2,690 shares of common stock in connection with the same amendment at the closing price on the date of grant.

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

                                                         DECEMBER 31,
                                    -------------------------------------------------
                                         2001               2000            1999
                                    --------------      -------------  --------------
Net loss -
  As reported..................      $       839         $  11,155         $   11,952
  Pro forma....................            3,336            13,976             14,423

Loss per share -
  As reported..................       $     0.07         $    0.99         $     1.06
  Pro forma....................             0.29              1.24               1.28

         Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         Under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants in 2001, 2000, and 1999, respectively: risk-free interest rates of 4.9%, 6.2%, and 5.9%; with no expected dividends; expected lives of 4.7, 6.1, and 9.3 years; expected volatility of 89%, 91%, and 84%. The weighted average fair value of options granted at market for 2001, 2000 and 1999 was $2.39, $2.85 and $6.95, respectively.

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

         A summary of the status of the Company's option plans at December 31, 2001, 2000, and 1999 and changes during the years then ended is presented in the tables below:

                                                 2001                      2000                     1999
                                       -------------------------- ------------------------ -------------------------
                                                     WEIGHTED                  WEIGHTED                  WEIGHTED
                                                      AVERAGE                   AVERAGE                   AVERAGE
                                                     EXERCISE                  EXERCISE                  EXERCISE
                                         SHARES        PRICE        SHARES       PRICE       SHARES        PRICE
                                       ----------- -------------- ---------- ------------- ----------- -------------
Outstanding at beginning of year..      1,384,123      $ 8.59     1,325,749     $ 10.16    1,099,062       $ 11.77
Granted..........................         170,352        4.15       347,919        4.09      421,833          8.68
Exercised........................         (12,242)       2.05       (49,416)       2.27      (31,866)         2.25
Forfeited........................        (246,804)      10.90      (240,129)      12.07     (163,280)        18.66
                                        ---------                 ---------                ---------
Outstanding at end of year.......       1,295,429        7.63     1,384,123        8.59    1,325,749         10.16
                                        =========                 =========                =========
Exercisable at end of year.......         964,329        8.70       733,623        9.41      620,892          8.28

         The following table summarizes information about stock options outstanding at December 31, 2001:

                                                   WEIGHTED     WEIGHTED                       WEIGHTED
                                                    AVERAGE      AVERAGE                        AVERAGE
                                    NUMBER        REMAINING      EXERCISE         NUMBER        EXERCISE
 RANGE OF EXERCISE PRICES        OUTSTANDING         LIFE         PRICE        EXERCISABLE       PRICE
 ------------------------        -----------      ---------    ------------    -----------    ----------
$ .00 to $  5.00.........           654,753          6.7        $     3.14       344,153      $     3.14
 5.01 to   10.00.........           447,366          3.4              7.41       445,766            7.41
10.01 to   15.00..........           10,000          5.6             13.44        10,000           13.44
15.01 to   20.00..........           32,850          1.8             17.60        31,150           17.53
20.01 to   25.00..........           83,260          3.1             21.53        78,460           21.60
25.01 to   30.00..........           55,000          3.9             29.04        45,000           28.96
30.01 to   35.00..........           12,200          6.8             33.25         9,800           33.25
                                 ----------                                      -------
                                  1,295,429                                      964,329
                                 ==========                                      =======

         On May 23, 2000, the shareholders also approved the Company's 2000 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan provides the Company's employees with an opportunity to purchase common stock through accumulated payroll deductions. Purchases of common stock are made at the lower of 85% of the fair market value at the beginning or end of each six-month offering period. A total of 150,000 shares of common stock have been reserved for issuance under the Purchase Plan through December 2000. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan on the first day of each year, beginning January 1, 2001, in an amount equal to 50,000 shares. In 2001, the Company issued an aggregate of 8,431 shares of common stock upon the exercise of options under the Purchase Plan at a weighted average price of $2.97 per common share.

10.      LICENSE, RESEARCH AND DEVELOPMENT AGREEMENTS:

SCHERING-PLOUGH CORPORATION

         In November 1997, the Company entered into exclusive license agreements with Schering-Plough, a major U.S.-based pharmaceutical company, with respect to the Company's VASOMAX(R) product for the treatment of MED. Upon completion of the agreements, Schering-Plough paid Zonagen an up-front payment of $10.0 million and agreed to make subsequent aggregate milestone payments up to $47.5 million upon the successful achievement of specified regulatory goals. The Schering-Plough agreements provide for Zonagen to receive escalating royalty payments based on increasing product sales levels. There can be no assurance that VASOMAX(R) will be approved by the FDA or any other major country or that Schering-Plough will achieve sales levels that result in escalating royalty payments.

         Since VASOMAX(R) was not approved by the FDA prior to June 2000, Schering-Plough may terminate the license agreements at any time upon written notice to Zonagen. Zonagen has not received any indication or notice from Schering-Plough to such effect. If Schering-Plough were to terminate the agreements with Zonagen, such termination could materially and adversely affect the Company.

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

         On June 30, 1998, the Company received an accelerated milestone payment of $5.0 million from Schering-Plough that was paid at the completion of the clinical program that was used in support of the New Drug Application ("NDA") for VASOMAX(R). The payment was due upon the submission of a NDA for VASOMAX(R) with the FDA. The Company submitted the NDA on July 14, 1998. The Company recognized approximately $2.4 million of the $5.0 million payment as revenue when received. The remaining $2.6 million was not specifically tied to a separate earnings process, and is being recognized as revenue ratably over the performance period of the agreement, which is estimated to be the period ending December 31, 2003.

         On September 30, 1998, the Company received an additional milestone payment of $5.0 million from Schering-Plough that was paid upon FDA acceptance of the NDA filing for VASOMAX(R). The Company recognized the $5.0 million payment as revenue when received, as the payment was specifically tied to a separate earnings process. Zonagen has received a total of $20.0 million from Schering-Plough from inception of the collaboration through December 31, 2001. The balance of the $37.5 million in milestone payments is tied to the receipt of regulatory approvals for VASOMAX(R) in major developed country jurisdictions.

         In February 1999, Schering-Plough notified the Company that it had exercised its right to begin manufacturing finished product for VASOMAX(R). Schering-Plough manufactures and has the product available for sale in Mexico and Brazil, although the product is not being marketed in those countries.

         Included in the Company's balance sheet as of December 31, 2000 under the caption "accounts payable" is an obligation to Schering-Plough of approximately $2.4 million. This obligation represents the Company's portion of a shared clinical development program with Schering-Plough regarding the Company's VASOMAX(R) product. During April 2001, Schering-Plough agreed to accept payment of the Company's obligation to Schering-Plough via cash payments aggregating $1 million, a transfer of $933,000 in bulk phentolamine inventory and a $467,000 reduction in future royalties and milestone payments payable to the Company. During April 2001, the Company made its first cash payment to Schering-Plough in the amount of $600,000 and during the second half of the year the Company paid an additional $91,000. During the third quarter ended September 30, 2001, the Company shipped approximately $97,000 of bulk phentolamine to Schering-Plough reducing the total obligation to Schering-Plough at December 31, 2001 to approximately $1.6 million.

CONTRACT MANUFACTURER

         On June 12, 1997, the Company entered into an exclusive supply agreement with a contract manufacturer under which the Company has agreed to purchase all of its bulk phentolamine from the contract manufacturer for a period of five years. The agreement will continue after the initial five-year term for consecutive one-year periods until terminated by either party. The agreement obligates the Company to purchase specified minimum quantities of phentolamine and the manufacturer to manufacture phentolamine exclusively for the Company. The value of the specified minimum quantities of phentolamine for each of the years ended December 31, 2000 and 2001 is $540,000. Due to the contract manufacturer producing phentolamine in excess of the Company's actual committed orders, the Company agreed, on January 27, 2000, to an early purchase of the excess phentolamine production at a substantially discounted price. This purchase satisfied the years 2000 and 2001 contractual purchase obligations, leaving the Company with no future contractual purchase obligations. If VASOMAX(R) is approved by the FDA and the Company purchases additional phentolamine from the contract manufacturer, then the Company will be required, by the contract manufacturer, to pay a premium on each kilogram purchased until the $780,000 previously discounted is repaid.

         As of December 31, 2001, the Company had approximately $4.4 million of bulk phentolamine inventory reflected on its balance sheet. This inventory has a finite shelf life. Although the Company believes that it will realize the full value of this inventory upon approval of VASOMAX(R), any additional substantial delays in the approval of VASOMAX(R), or the failure to obtain approval, would force the Company to attempt to liquidate a portion or all of its phentolamine inventory position. A large sale of this bulk inventory would drive the market price down due to an oversupply of phentolamine.

11.      COMMITMENTS AND CONTINGENCIES:

         Certain purported class action complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder were filed against the Company and certain of its officers and directors. These complaints were filed in the United States District Court for the Southern District of Texas in Houston, Texas and were consolidated on May 29, 1998. The plaintiffs purported to bring the suit on behalf of all purchasers of Zonagen common stock between February 7, 1996 and January 9, 1998. The plaintiffs asserted that the defendants made materially false and misleading statements and failed to disclose material facts about the patents and patent applications of the Company relating to VASOMAX(R) and Chito-ZN (formerly named ImmuMax(TM)) and about the Company's clinical trials of VASOMAX(R). The plaintiffs sought to have the action declared to be a class action, and to have rescissionary or compensatory damages in an unstated amount, along with interest and attorney's fees. On March 30, 1999, the Court granted the defendants' motion to dismiss and dismissed the case with prejudice. The plaintiffs filed an appeal. On September 25, 2001, the United States Fifth Circuit Court of Appeals affirmed the dismissal of all claims except one; the court reversed the trial court's dismissal of a claim concerning the Company's disclosure about a patent relating to VASOMAX(R). The defendants have filed a motion to dismiss that one remaining claim, and that motion is still pending. The Company and the individual defendants believe that these actions are without merit and intend to defend against them vigorously. No estimate of loss or range of estimate of loss, if any, can be made at this time. Management believes there will be no material adverse effect related to this matter.

12.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                       First Quarter      Second Quarter        Third Quarter        Fourth Quarter
                                           Ended               Ended                Ended                 Ended
                                       March 31, 2001      June 30, 2001     September 30, 2001     December 31, 2001
                                       --------------      -------------     ------------------     -----------------
                                                          (in thousands except per share amounts)
Revenues:
   Licensing fees................          $   536             $  537                $  560                $  529
   Product royalties.............               49                 10                     -                     -
   Research and development grants              99                 17                     -                     -
   Interest income...............              491                399                   339                   297
                                           -------             ------                ------                ------
         Total revenues..........            1,175                963                   899                   826

Expenses:
   Research and development......              742                657                   738                   891
   General and administrative....              557                436                   437                   242
                                           -------             ------                ------                ------
        Total expenses...........            1,299              1,093                 1,175                 1,133

Net loss before cumulative effect of
   change in accounting principle             (124)              (130)                 (276)                 (307)
Cumulative effect of change in
   accounting principle..........                -                  -                     -                     -
                                           -------             ------                ------                ------
Net loss.........................          $  (124)            $ (130)               $ (276)               $ (307)
                                           =======             ======                ======                ======

Loss per share - basic and diluted:
Net loss before cumulative effect of
   change in accounting principle          $ (0.01)            $(0.01)               $(0.02)               $(0.03)
Cumulative effect of change in
   accounting principle..........                -                  -                     -                     -
                                           -------            -------                ------                ------
Net loss per share(1) ...........          $ (0.01)           $ (0.01)               $(0.02)               $(0.03)
                                           =======            =======                ======                ======

Shares used in loss per share
   calculation...................           11,329             11,332                11,335                11,338

                                       First Quarter       Second Quarter          Third Quarter        Fourth Quarter
                                           Ended                Ended                  Ended                 Ended
                                       March 31, 2000       June 30, 2000       September 30, 2000     December 31, 2000
                                       --------------       -------------       ------------------     -----------------
                                                          (in thousands except per share amounts)
Revenues:
   Licensing fees................          $   528              $  528                $  529                $  530
   Product royalties.............               20                  11                    35                    99
   Research and development grants               -                   -                     -                    72
   Interest income...............              558                 560                   582                   537

         Total revenues..........            1,106               1,099                 1,146                 1,238

Expenses:
   Research and development......            1,397               1,122                 1,179                   796
   General and administrative....              840                 731                   732                   494

        Total expenses...........            2,237               1,853                 1,911                 1,290
                                           -------              ------                ------                ------
Net loss before cumulative effect of
   change in accounting principle           (1,131)               (754)                 (765)                  (52)
Cumulative effect of change in
   accounting principle..........           (8,454)                  -                     -                     -
                                           -------              ------                ------                ------
Net loss.........................          $(9,585)             $ (754)               $ (765)               $  (52)
                                           =======              ======                ======                ======

Loss per share - basic and diluted:
Net loss before cumulative effect of
   change in accounting principle          $ (0.10)             $(0.07)               $(0.07)               $(0.00)
Cumulative effect of change in
   accounting principle..........            (0.75)                  -                     -                     -
                                           -------              ------                ------                ------
Net loss per share(1) ...........          $ (0.85)             $(0.07)               $(0.07)               $(0.00)
                                           =======              ======                ======                ======

Shares used in loss per share
   calculation...................           11,270              11,307                11,316                11,317

(1) See "Note 2. Summary of Significant Accounting Policies" of Notes to Consolidated Financial Statements for a description of the computation of loss per share.

                                 EXHIBIT INDEX

    EXHIBIT NUMBER                                             IDENTIFICATION OF EXHIBIT
    --------------                                             -------------------------
        10.3            --   Lease  Agreement  dated  March  22,  1990,  between  the  Company  and  The  Woodlands  Equity
                             Partnership-89.  Exhibit  10.4  to  the  Registration  Statement  is  incorporated  herein  by reference.
        10.4            --   Extension,  Modification and Ratification of Lease dated May 31, 2000, between the Company and
                             Woodlands  Equity  Partnership-89.  Exhibit 10.4 to the  Company's  Annual Report on Form 10-K
                             for the year  ended  December  31,  2000 (the  "2000  Form  10-K") is  incorporated  herein by reference.
        10.5+           --   Employment  Agreement  between  the  Company  and  Joseph  S.  Podolski.  Exhibit  10.5 to the
                             Registration Statement is incorporated herein by reference.
        10.6+           --   First Amendment to Employment  Agreement  between the Company and Joseph S. Podolski.  Exhibit
                             10.1 to the  Company's  Quarterly  Report on Form 10-Q for the fiscal  quarter ended March 31,
                             2001 is incorporated herein by reference.
        10.7+           --   Employment  Agreement  between the Company and Louis Ploth,  Jr. Exhibit 10.5 to the 1999 Form
                             10-K is incorporated herein by reference.
        10.8+           --   First  Amendment to  Employment  Agreement  between the Company and Louis Ploth,  Jr.  Exhibit
                             10.7 to the 2000 Form 10-K is incorporated herein by reference.
        10.9            --   Assignment Agreement dated April 13, 1994, among Zonagen,  Inc., Gamogen,  Inc. and Dr. Adrian
                             Zorgniotti.  Exhibit 10.8 to the 2000 Form 10-K is incorporated herein by reference.
        10.10           --   Amendment  No. 2 to Assignment  Agreement  dated  September 30, 1997,  between the Company and
                             Gamogen,  Inc.  Exhibit  10.1 to the  Company's  Quarterly  Report on Form 10-Q for the fiscal quarter ended September 30, 1997 is incorporated herein by reference.
        10.11           --   Conditional  Amendment  No. 1 to  Assignment  Agreement  dated  January 24, 1997,  between the
                             Company and Gamogen,  Inc.  Exhibit 10.1 to the  Company's  Quarterly  Report on Form 10-Q for
                             the fiscal quarter ended March 31, 1997 is incorporated herein by reference.
        10.12           --   Registration  Rights  Agreement  dated  October 13,  1994,  effective  October 1, 1994,  among
                             Zonagen,  Inc. and J. Tyler Dean.  Exhibit 10.11 to the 2000 Form 10-K is incorporated  herein by reference.
        10.13+          --   1996  Nonemployee  Directors'  Stock Option  Plan.  Exhibit  10.1 to the  Company's  Quarterly
                             Report on Form 10-Q for the fiscal  quarter  ended  June 30,  1997 is  incorporated  herein by reference.
        10.14           --   Supply Agreement dated June 12, 1997,  between the Company and Plasto S.A. (Synkem  Division).
                             Exhibit  10.26 to the  Company's  Annual  Report on Form 10-K for the year ended  December 31,
                             1997 (the "1997 Form 10-K") is incorporated herein by reference.
        10.15++         --   Amendment to the Supply  Agreement  dated June 12,  1997,  between the Company and Plasto S.A.
                             (Synkem Division). Exhibit 10.23 to the 1999 Form 10-K is incorporated herein by reference.
        10.16++         --   Exclusive  License  Agreement (US) dated  November 15, 1997,  between the Company and Schering
                             Corporation. Exhibit 10.27 to the 1997 Form 10-K is incorporated herein by reference.
        10.17++         --   Exclusive  License  Agreement  (non-US)  dated  November  15,  1997,  between  the Company and
                             Schering-Plough Ltd. Exhibit 10.28 to the 1997 Form 10-K is incorporated herein by reference.
        10.18+          --   2000 Non-Employee  Directors' Stock Option Plan. Appendix B to the Company's  Definitive Proxy
                             Statement filed on April 26, 2000 is incorporated herein by reference.
        10.19+          --   First Amendment to the Zonagen,  Inc. 2000 Non-Employee  Directors' Stock Option Plan. Exhibit
                             10.21 to the 2000 Form 10-K is incorporated herein by reference.
        11.1*           --   Statement regarding computation of loss per share
        23.1*           --   Consent of Arthur Andersen LLP

*  Filed herewith.
+  Management contract or compensatory plan.
++ Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act. Such omitted portions have been filed separately with the Commission.