Form 10-K/A
period 2001-12-31
ZONAGEN INC
filed 2002-04-30
CIK 897075

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                               (AMENDMENT NO. 1)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

                                                            NAME OF EACH
             TITLE OF EACH CLASS                    EXCHANGE ON WHICH REGISTERED
        Common Stock, $.001 par value                   Nasdaq National Market
      Rights to purchase Series One Junior              Nasdaq National Market
          Participating Preferred Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes v No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $48,679,000 as of March 14, 2002, based on the closing sales price of the registrant's common stock on the Nasdaq National Market on such date of $4.67 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the shares of the registrant's common stock are assumed to be affiliates. As of March 14, 2002, 11,381,481 shares of the registrant's common stock were outstanding.

================================================================================

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The names of the Company's directors, and certain additional information with respect to each of them, are set forth below.

                                                                                     YEAR FIRST
                                                                                       BECAME
       NAME                      AGE            POSITION WITH THE COMPANY            DIRECTOR
       ----                      ---            -------------------------            --------
Martin P. Sutter............      46               Chairman of the Board                1987
                                           President and Chief Executive Officer
Joseph S. Podolski..........      54                   and Director                     1992
Lloyd M. Bentsen, III.......      57                     Director                       2000
Steven Blasnik..............      44                     Director                       1990
Timothy McInerney...........      41                     Director                       1996


         Martin P. Sutter. Mr. Sutter, a co-founder of the Company, has served as Chairman of the Board of Directors since December 1987. Since July 1988, Mr. Sutter has been the Managing General Partner of The Woodlands Venture Partners, L.P., a venture capital firm based in The Woodlands, Texas, and the General Partner of The Woodlands Venture Fund, L.P. Since June 1998, Mr. Sutter has been managing director of Essex Woodlands Health Ventures, L.L.C. He has a B.S. degree from Louisiana State University and an M.B.A. from the University of Houston.

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

         Lloyd M. Bentsen, III. Mr. Bentsen has been a Director of the Company since June 2000. Mr. Bentsen is a general partner and co-founder of Triad Ventures and the AM Fund, a group of venture capital funds that invest in Texas-based emerging growth companies. Prior to founding his venture capital firm in 1979, Mr. Bentsen spent ten years with Rotan Mosle, Inc., a regional investment banking firm, as a member of the corporate finance department. Mr. Bentsen is also on the board of directors of Stewart Information Services Corporation, one of the largest title insurance companies in the United States and traded on the New York Stock Exchange. Mr. Bentsen is a graduate of Princeton University with an M.B.A. from Stanford University.

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

         Timothy McInerney. Mr. McInerney has served as a Director of the Company since December 1996. Since 1992, Mr. McInerney has been a Managing Director of Paramount Capital, Inc. where he oversees the overall distribution of Paramount's private equity product. Prior to 1992, Mr. McInerney was a research analyst focusing on the biotechnology industry at Ladenburg, Thalman & Co. Prior to that, Mr. McInerney held equity sales positions at Bear, Stearns & Co. and Shearson Lehman Brothers, Inc. Mr. McInerney also has worked in sales and marketing for Bristol-Myers Squibb. He received his B.S. in pharmacy from St. John's University at New York. He also completed a post-graduate residency at the New York University Medical Center in drug information systems.

EXECUTIVE OFFICERS

         Set forth below is certain information concerning the executive officers of the Company, including the business experience of each during the past five years.

               NAME                 AGE                           POSITION
  Joseph S. Podolski.............   54     President, Chief Executive Officer, and Director
                                           Chief Financial Officer, Vice President, Business

  Louis Ploth, Jr................   47     Development and Secretary



         Information pertaining to Mr. Podolski, who is both a director and an executive officer of the Company, may be found in "Item 10. Directors and Executive Officers of the Registrant - Directors."

         Louis Ploth, Jr. Mr. Ploth has over sixteen years experience in the biotechnology industry. Since January 2001, Mr. Ploth has served as Chief Financial Officer, Vice President, Business Development and Secretary. He served as Vice President, Finance from March 1999 to January 2001. He had previously served as Chief Financial Officer and Vice President, Business Development from 1993 to 1998 and as Chief Financial Officer from 1998 to March 1999. Previously Mr. Ploth was employed by Unisyn Technologies where he served concurrently as Chief Financial Officer and as Vice President of Finance and Administration. Mr. Ploth was also Corporate Controller of Synbiotics Corporation. Mr. Ploth has a B.S. degree from Montclair State College.

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

         To the Company's knowledge, based solely on the Company's review of the copies of such reports received by the Company and on written representations by certain reporting persons that no reports on Form 5 were required, the Company believes that during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were complied with in a timely manner.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTORS' MEETINGS AND COMPENSATION

         The Company's operations are managed under the broad supervision of the Board of Directors, that has ultimate responsibility for the establishment and implementation of the Company's general operating philosophy, objectives, goals and policies. During 2001, the Board of Directors convened on six regularly scheduled occasions and took certain additional actions by unanimous written consent in lieu of meetings. All directors attended at least 75% of the meetings held by the Board and any committee of the Board on which he served during his tenure in 2001.

         Employee directors do not receive additional compensation for service on the Board of Directors or its committees. The Company reimburses each non-employee director for travel expenses incurred in connection with attendance at Board meetings. For board meetings attended in person non-employee directors receive $1,000.00 per meeting in cash, stock awards, or options. Employee directors are eligible to participate in the Company's 1994 Employee and Consultant Stock Option Plan and the Amended and Restated 1993 Employee and Consultant Stock Option Plan (the "Incentive Plans"). Non-employee directors are entitled to participate in the Company's 2000 Non-employee Directors' Stock Option Plan (the "2000 Director Plan").

         The Board terminated the 1996 Non-employee Directors' Stock Option Plan (although all options previously granted will remain outstanding pursuant to their original terms) in connection with the approval of the 2000 Director Plan.

         Under the 2000 Director Plan, (i) each non-employee director who is first elected to the Board is entitled to receive an option to purchase 40,000 shares of Common Stock on the date on which he first becomes a non-employee director, and (ii) each non-employee director in office on the date of the Company's annual meeting of stockholders will receive an option to purchase 5,000 shares of Common Stock effective on such date. Additionally under the 2000 Director Plan, the chairman of the board who is first elected to the Board is entitled to receive an option to purchase 10,000 shares of Common Stock on the date on which he first becomes chairman, and the chairman in office on the date of each of the Company's annual meeting of stockholders will receive an option to purchase 10,000 shares of Common Stock effective on such date. In 2001, the Company granted options to acquire an aggregate of

30,000 shares of Common Stock to non-employee directors under the 2000 Director Plan. During 2001, the Company paid $5,000 to one director, issued stock awards totaling 2,690 shares of Common Stock to two directors, and granted options to purchase an aggregate of 1,852 shares of Common Stock to one director, for the attendance of board meetings in person.

COMPENSATION OF EXECUTIVE OFFICERS

Summary Compensation Table

         The following table provides certain summary information concerning compensation paid or accrued during the last three years to the Company's President and Chief Executive Officer and to the Company's only officer who had compensation in excess of $100,000 during the last fiscal year (the "Named Executive Officers"):

                                               ANNUAL COMPENSATION          LONG-TERM COMPENSATION
                                                                            RESTRICTED   SECURITIES
                                                                               STOCK     UNDERLYING    ALL OTHER
NAME AND PRINCIPAL POSITION               YEAR      SALARY       BONUS       AWARDS($)   OPTIONS(#)   COMPENSATION(1)
---------------------------              ------  -----------  -----------  -----------  -----------------------------
Joseph S. Podolski..................      2001    $235,000      --               --        25,000       $6,000(4)
     President and Chief Executive        2000    $232,500    $75,000(2)         --            --       $6,000(4)
       Officer                            1999    $225,000    $13,680(3)         --        35,000       $6,000(4)


Louis Ploth, Jr.....................
     Chief Financial Officer, Vice        2001    $139,133         --            --        30,000           --
     President, Business Development      2000    $129,600    $57,500(2)         --        20,000           --
     and Secretary                        1999    $121,500    $28,500            --        30,000           --

------------------------
(1) During the periods indicated, perquisites for each individual named in the Summary Compensation Table aggregated less than 10% of the total annual salary and bonus reported for such individual in the Summary Compensation Table. Accordingly, no such amounts are included in the Summary Compensation Table.
(2)  Stay bonus granted on October 18, 1999 and paid during 2000.
(3)  Performance bonus paid in 2000 but earned in 1999.
(4)  Represents car allowance.

     Option Grants in 2001

         The following table provides certain information with respect to options granted to the President and Chief Executive Officer and to each of the Named Executive Officers during the fiscal year ended December 31, 2001 under the Company's Incentive Plans:

                                                                                       POTENTIAL REALIZABLE VALUE AT
                                                                                       ASSUMED ANNUAL RATES OF STOCK
                                                                                       PRICE APPRECIATION FOR OPTION
                                          INDIVIDUAL GRANTS                                       TERM(1)
                      --------------------------------------------------------------   ------------------------------
                                    PERCENT OF
                      NUMBER OF       TOTAL
                      SECURITIES     OPTIONS                    MARKET
                      UNDERLYING    GRANTED TO                 PRICE ON
                       OPTIONS     EMPLOYEES IN   EXERCISE     DATE OF    EXPIRATION
    NAME              GRANTED(#)    FISCAL YEAR    PRICE        GRANT        DATE          0%      5%         10%
    ----              ----------   ------------   --------     --------   ----------      ----   ------    --------
Joseph S. Podolski..     25,000        18.1%        $3.15       $3.15      9/20/2011       --    $49,525   $125,507
Louis Ploth, Jr.....     20,000        14.4%        $2.72       $2.72      5/23/2011       --    $34,212   $ 86,700
Louis Ploth, Jr.....     10,000         7.2%        $3.15       $3.15      9/20/2011       --    $19,810   $ 50,203


(1) The Securities and Exchange Commission (the "SEC") requires disclosure of the potential realizable value or present value of each grant. The disclosure assumes the options will be held for the full ten-year term prior to exercise. Such options may be exercised prior to the end of such ten-year term. The actual value, if any, an executive officer may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There can be no assurance that the stock price will appreciate at the rates shown in the table.

     Option Exercises and Holdings

         The following table sets forth information concerning option exercises and the value of unexercised options held by the President and Chief Executive Officer and each of the Named Executive Officers of the Company named in the Summary Compensation Table as of the end of the last fiscal year:

                       AGGREGATED OPTION EXERCISES IN 2001
                     AND OPTION VALUES AT DECEMBER 31, 2001

                                                               NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED            IN-THE-MONEY
                                                                 OPTIONS HELD AT               OPTIONS HELD AT
                                  SHARES                         DECEMBER 31, 2001           DECEMBER 31, 2001(1)
                                ACQUIRED ON      VALUE      ---------------------------   ---------------------------
    NAME                        EXERCISE (#)   REALIZED($)  EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
    ----                        ------------   -----------  -----------   -------------   -----------   -------------
  Joseph S. Podolski ......          --           --          251,360         46,000       $ 314,578      $ 181,552
  Louis Ploth, Jr. ........          --           --           97,700         54,000       $ 157,216      $ 172,844

----------------------
(1) Computed based on the difference between aggregate fair market value and aggregate exercise price. The fair market value of the Company's Common Stock on December 31, 2001 was $7.00, based on the closing sales price on the Nasdaq Stock Market on December 31, 2001.


EMPLOYMENT AGREEMENTS

         The Company has employment agreements with Messrs. Podolski and Ploth which provide for current annual salaries of $280,000 and $150,000, respectively. The agreements provide that the Company will pay Messrs. Podolski and Ploth an annual incentive bonus as may be approved by the Board of Directors and that they are entitled to participate in all employee benefit plans sponsored by the Company. Mr. Podolski's employment agreement provides for a renewal term expiring in January 2003, with automatic annual renewals unless terminated by either party. If terminated for reasons other than cause, Mr. Podolski is entitled to receive his annual base salary and certain employment benefits for one year following termination. Mr. Podolski's employment agreement provides that in the event that he terminates his employment for Good Reason (defined as a change in duties or pay or the like) or is terminated by the Company without Cause, within 12 months of a Change of Control, that he will receive, in lieu of any other severance payments payable to him under such agreement, a lump sum bonus payment of $666,045, as consideration for past services and services rendered in connection with the change of control. Such payment will be deposited in the Joseph Podolski Rabbi Trust, and paid to him in installments over the six years following the event. Mr. Ploth's employment agreement expires in October 2002 with automatic annual renewals unless otherwise terminated by either party. If terminated for reasons other than cause, Mr. Ploth is entitled to salary and certain employment benefits for six months following termination.

         Mr. Ploth's agreement provides for the following additional benefits for Mr. Ploth if he remains employed by the Company at the date of a change of control:

         o a lump sum cash bonus payable upon the earlier of (i) a change in control (as defined therein) or (ii) the Board's termination of further action to facilitate a change in control;

         o upon a change in control, all outstanding options he holds shall accelerate in full and shall remain exercisable for two years following the change in control;

         o upon a change in control, the Company shall pay him a lump sum cash payment equal to one-half of his then current annual salary; and

         o for a period of six months following a change in control, the Company shall continue to provide his fringe benefits, such as health and dental insurance.

PERFORMANCE GRAPH

         The following performance graph compares the performance of the Company's Common Stock to the Nasdaq Combined Composite Index and to the Nasdaq Index of Pharmaceutical Companies. The graph covers the fiscal years ending December 31, 1996 to December 31, 2001. The graph assumes that the value of the investment in the Company's Common Stock and each index was $100 at December 31, 1996 and that all dividends were reinvested.


                         COMPARISON OF CUMULATIVE RETURN
                              AMONG ZONAGEN, INC.,
                        NASDAQ COMBINED MARKET INDEX AND
                      NASDAQ PHARMACEUTICAL COMPANIES INDEX

-------------------------------------------------------------------------------------------------
                                   1996        1997       1998       1999       2000        2001
 ZONAGEN INC.                     100.00      194.00     204.00      46.67      28.00       74.67
 NASDAQ PHARMACEUTICALS           100.00      103.06     130.06     246.55     307.50      261.22
 NASDAQ COMBINED INDEX            100.00      122.07     169.07     315.20     190.34      151.73
-------------------------------------------------------------------------------------------------

The foregoing stock price performance comparisons shall not be deemed incorporated by reference into this Form 10-K or any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

COMPENSATION AND OPTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation and Option Committee currently consists of Messrs. Blasnik and McInerney. During fiscal 2001, no executive officer of the Company served as (i) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on the Compensation Committee of the Board of Directors, (ii) a director of another entity, one of whose executive officers served on the Compensation Committee of the Board of Directors of the Company or (iii) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of the Company.

    REPORT OF THE COMPENSATION AND OPTION COMMITTEE OF THE BOARD OF DIRECTORS

         The Compensation and Option Committee (the "Committee") of the Board of Directors of the Company currently consists of Steven Blasnik and Timothy McInerney, neither of whom is an officer or employee of the Company. The Committee is responsible for evaluating the performance of management and determining the compensation for executive officers of the Company and for administering the Company's Incentive Plans under which grants may be made to employees of the Company. The Committee has furnished the following report on executive compensation for 2001:

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

         In determining the level and composition of compensation of each of the Company's executive officers, the Committee takes into account various qualitative and quantitative indicators of corporate and individual performance. Although no specific target has been established, the Committee generally seeks to set salaries comparable to those of peer group companies. In setting such salaries, the Committee considers its peer group to be certain companies in the biotechnology industries with market capitalizations similar to that of the Company. Such competitive group does not necessarily include the companies comprising the indexes reflected in the performance graph in this Proxy Statement. Because the Company is still in the development stage, the use of certain traditional performance standards (e.g., profitability and return on equity) is not currently appropriate in evaluating the performance of the Company's executive officers. Consequently, in evaluating the performance of management, the Committee takes into consideration such factors as the Company's achieving specified milestones or goals in its clinical development programs and the general progress of the Company's clinical trials. In addition, the Committee recognizes performance and achievements that are more difficult to quantify, such as the successful supervision of major corporate projects and demonstrated leadership ability.

         Base compensation is established through negotiation between the Company and the executive officer at the time the executive is hired, and then subsequently adjusted when such officer's base compensation is subject to review or reconsideration. While the Company has entered into employment agreements with certain of its executive officers, such agreements provide that base salaries after the initial year will be determined by the Committee after review. When establishing or reviewing base compensation levels for each executive officer, the Committee, in accordance with its general compensation policy, considers numerous factors, including the responsibilities relating to the position, the qualifications of the executive and the relevant experience the individual brings to the Company, strategic goals for which the executive has responsibility, and compensation levels of companies at a comparable stage of development who compete with the Company for business, scientific and executive talents. As stated above, such comparable companies are generally those with similar market capitalizations and are not necessarily among the companies comprising the industry or broad market indexes reflected in the performance graph in this Proxy Statement. No pre-determined weights are given to any one of such factors. The base salaries for the executive officers generally, and the Chief Executive Officer specifically, for fiscal 2001 were comparable to the Company's peer group companies.

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

COMPENSATION OF CHIEF EXECUTIVE OFFICER

         The annual base salary of Joseph S. Podolski, the Company's President and Chief Executive Officer, was increased to $280,000 for 2002. In increasing Mr. Podolski's annual base salary for 2002, the Committee evaluated a number of factors, including Mr. Podolski's responsibilities, his general background and qualifications, his achievement of various corporate and personal milestones set by the Committee from time to time, and compensation levels for executives in Mr. Podolski's position and with his background at peer group companies. The Committee has not attached any particular relative weighting to the foregoing factors (or any other factors which the Committee may also consider in reaching compensation decisions for the Company's executive officers).

         The Committee did not grant a bonus to Mr. Podolski for 2001. In March 2002, the Committee approved a bonus plan for Mr. Podolski under which he will receive year end bonuses that will equal two percent (2%) of the amount of milestone payments received by the Company during such year. Such plan terminates after December 31, 2003, unless prior thereto there is either a change of control or a termination of Mr. Podolski's employment. If either such event occurs prior to such date, the bonus plan will terminate upon the occurrence of such event. The Committee retains discretion to determine the amount of any future incentive bonus awards to be paid to Mr. Podolski under its general plan of incentive bonus awards for the Company's executive officers. The Committee expects that it will evaluate a number of factors in reaching this decision, including the Company's strategic goals for which Mr. Podolski has responsibility, his other responsibilities, his initiatives and contributions to the Company's achievement of various corporate and strategic goals and his own achievement of certain personal milestones as determined by the Committee from time to time.

         Mr. Podolski was granted options to purchase an aggregate of 25,000 shares under the Company's Incentive Plans during 2001. In March 2002, the Committee approved the grant of an option to Mr. Podolski to purchase 50,000 shares of Common Stock with an exercise price equal to the fair market value of the Common Stock on the date of grant and usual time-based vesting provisions and an additional performance option to purchase 225,000 shares of Common Stock with an identical exercise price, all of which vest on the tenth anniversary of the date of grant but with accelerated vesting of certain portions of such option on certain milestone events related to the approval of Vasomax(TM) in Europe and the United States. Mr. Podolski participates in the Company's Incentive Plans on the same general terms as other participants in the Plan, although the amount of shares underlying option grants to Mr. Podolski has historically been larger than for other employees as a result of his position.

         The foregoing report is given by the following members of the
Committee:

                           Timothy McInerney, Chairman
                                 Steven Blasnik

         The report of the Committee shall not be deemed incorporated by reference into this Form 10-K or any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table presents certain information regarding the beneficial ownership of the Company's Common Stock as of March 31, 2002 by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the Company's chief executive officer and each of the other Named Executive Officers and (iv) all directors and executive officers as a group. Except as described below, each of the persons listed in the table has sole voting and investment power with respect to the shares listed.

                                                                  AMOUNT AND
                                                                   NATURE OF
                                                                  BENEFICIAL
                                                                 OWNERSHIP OF          PERCENTAGE
        NAME OF BENEFICIAL OWNER                                COMMON STOCK(1)        OF CLASS(2)
        ------------------------                                ---------------        -----------
Joseph Edelman..............................................        905,300(3)           8.0%
     c/o First New York Securities L.L.C.
     850 Third Avenue, 17th Floor
     New York, New York  10022

Petrus Fund, L.P. ..........................................        755,793(4)           6.6%
     12377 Merit Dr., Suite 1700
     Dallas, Texas  75251

Lloyd M. Bentsen, III.......................................         13,000(5)             *
Steven Blasnik..............................................        825,508(6)           7.2%
Joseph S. Podolski..........................................        291,481(7)           2.5%
Martin P. Sutter ...........................................        247,899(8)           2.2%
Timothy McInerney...........................................        213,698(9)           1.9%
Louis Ploth.................................................        108,497(10)            *
All directors and executive officers
     as a group (6 persons).................................      1,700,083(5)-(10)     14.3%

-----------------------
*     Does not exceed one percent.

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by such persons.

(2) In accordance with the rules of the Securities and Exchange Commission, each beneficial owner's percentage ownership assumes the exercise or conversion of all options, warrants and other convertible securities held by such person and that are exercisable or convertible within 60 days after March 31, 2002.

(3) Based on information contained in a Schedule 13G filed on behalf of Mr. Edelman on January 23, 2002 and a Schedule 13G filed on behalf of First New York Securities L.L.C. on April 5, 2002. Pursuant to information contained in both filings, 788,900 of such shares are held by Perceptive Life Sciences Master Fund Ltd., the investment manager of which is Perceptive Advisors LLC, of which Mr. Edelman is managing member.

(4)   Based on information provided to the Company by Petrus Fund, L.P.

(5)   Includes 13,000 shares issuable upon exercise of options.

(6) Includes (i) 755,793 shares of Common Stock which may be deemed to be beneficially owned by Mr. Blasnik by virtue of his affiliation with Petrus Fund, L.P. and (ii) 69,715 shares of Common Stock issuable upon the exercise of options. Mr. Blasnik disclaims beneficial ownership of the shares owned by Petrus Fund, L.P.

(7) Includes (i) 300 shares of Common Stock which are held by certain of Mr. Podolski's family members and (ii) 224,000 shares of Common Stock issuable upon the exercise of options. Mr. Podolski disclaims beneficial ownership of the shares owned by his family members.

(8) Includes (i) 115,029 shares of Common Stock which may be deemed to be beneficially owned by Mr. Sutter by virtue of his affiliation with Essex/Woodlands Health Ventures, L.P., (ii) 80,000 shares of Common Stock issuable upon the exercise of options and (iii) 524 shares of Common Stock which are held by certain of Mr. Sutter's family members. Mr. Sutter disclaims beneficial ownership of the shares owned by Essex/Woodlands Health Ventures, L.P. and by his family members.

(9) Includes (i) 51,194 shares of Common Stock issuable upon the exercise of warrants, (ii) 53,500 shares of Common Stock issuable upon the exercise of options, and (iii) 3,131 shares of Common Stock which are held by certain of Mr. McInerney's family members. Mr. McInerney disclaims beneficial ownership of the shares owned by his family members.

(10) Includes 103,700 shares of Common Stock issuable upon the exercise of options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ZONAGEN, INC.


                                   By: /s/ Joseph S. Podolski
                                     -------------------------------------------
                                           Joseph S. Podolski
                                           President and Chief Executive Officer
Dated:  April 29, 2002