Form 10-Q
period 2002-03-31
ZONAGEN INC
filed 2002-05-14
CIK 897075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number: 0-21198

                                  ZONAGEN, INC.
             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                               76-0233274
      (State or other jurisdiction of                  (IRS Employer
             incorporation or                       Identification No.)
               organization)

                        2408 Timberloch Place, Suite B-4
                           The Woodlands, Texas 77380
                         (Address of principal executive
                              offices and zip code)

                                 (281) 367-5892
                         (Registrant's telephone number,
                              including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of May 8, 2002 there were outstanding 11,381,925 shares of Common Stock, par value $.001 per share, of the Registrant.

                                  ZONAGEN, INC.
                          (A development stage company)

                      For the Quarter Ended March 31, 2002

                                      INDEX

                                                                                       PAGE
                                                                                       ----
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS                                             3

PART I.    FINANCIAL INFORMATION                                                         4

Item 1.    Financial Statements

           Consolidated Balance Sheets:  March 31, 2002 (Unaudited)
           and December 31, 2001                                                         5

           Consolidated Statements of Operations:  For the three months ended
           March 31, 2002 and 2001 and from Inception (August 20, 1987) through
           March 31, 2002 (Unaudited)                                                    6

           Consolidated Statements of Cash Flows: For the three months ended
           March 31, 2002 and 2001 and from Inception (August 20, 1987) through
           March 31, 2002 (Unaudited)                                                    7

           Notes to Consolidated Financial Statements                                    8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                    13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                   19

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                            20

Item 6.    Exhibits and Reports on Form 8-K                                             20

SIGNATURES                                                                              21

                  FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

           This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "may," "anticipate," "believe," "expect," "estimate," "project," "suggest," "intend" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, suggested or intended. These risks and uncertainties include risks associated with the Company's early stage of development, uncertainties related to the pending mechanistic study and the partial clinical hold imposed by the Food and Drug Administration (FDA) on the Company's phentolamine based products, approval of the Company's products by the FDA and other jurisdictions, the Company's substantial dependence on one product and early stage of development of other products, the Company's history of operating losses and accumulated deficit, the Company's future capital needs and uncertainty of additional funding, uncertainty of protection for the Company's patents and proprietary technology, the effects of government regulation of and lack of assurance of regulatory approval for the Company's products, the Company's limited sales and marketing experience and dependence on collaborators, manufacturing uncertainties and the Company's reliance on third parties for manufacturing, inventory accumulation, competition and technological change, product liability and availability of insurance, the Company's reliance on contract research organizations, no assurance of adequate third party reimbursement and other risks and uncertainties described in the Company's filings with the Securities and Exchange Commission. For additional discussion of such risks, uncertainties and assumptions, see "Item 1. Description of Business - Business Risks" and "Item 3. Legal Proceedings" included in the Company's annual report on Form 10-K for the year ended December 31, 2001 and "Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included elsewhere in this quarterly report on Form 10-Q.

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

           The following unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except share amounts)

                                                                       MARCH 31,     DECEMBER 31,
                                                                         2002            2001
                                                                      -----------    ------------
                                                                      (unaudited)
                                      ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                         $   1,227      $   1,521
     Marketable securities - short term                                   27,869         28,535
     Product inventory                                                         0          4,417
     Prepaid expenses and other current assets                               595            787
                                                                       ---------      ---------
                Total current assets                                      29,691         35,260
LAB EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS, net                     290            340
MARKETABLE SECURITIES - LONG TERM                                             --             --
INVENTORY - LONG TERM                                                      4,417             --
OTHER ASSETS, net                                                          1,353          1,314
                                                                       ---------      ---------
                Total assets                                           $  35,751      $  36,914
                                                                       =========      =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                  $   1,349      $   1,723
     Accrued expenses                                                        398            394
     Deferred revenue - short term                                         2,114          2,114
                                                                       ---------      ---------
                Total current liabilities                                  3,861          4,231
                                                                       ---------      ---------
DEFERRED REVENUE - LONG TERM                                               1,585          2,114
STOCKHOLDERS' EQUITY
     Undesignated Preferred Stock, $.001 par value, 5,000,000
          shares authorized, none issued and outstanding                      --             --
     Common Stock, $.001 par value, 20,000,000 shares
          authorized, 11,797,225 and 11,765,516 shares issued,
          respectively; 11,381,925 and 11,350,216 shares
          outstanding, respectively                                           12             12
     Additional paid-in capital                                          113,922        113,898
     Deferred compensation                                                    (8)           (11)
     Cost of treasury stock, 415,300 shares                               (7,484)        (7,484)
     Deficit accumulated during the development stage                    (76,137)       (75,846)
                                                                       ---------      ---------
                Total stockholders' equity                                30,305         30,569
                                                                       ---------      ---------
                Total liabilities and stockholders' equity             $  35,751      $  36,914
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

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (unaudited and in thousands except per share amounts)

                                                                              FROM INCEPTION
                                                                             (AUGUST 20, 1987)
                                               THREE MONTHS ENDED MARCH 31,        THROUGH
                                               ----------------------------       MARCH 31,
                                                   2002            2001             2002
                                                 --------        --------    -----------------
REVENUES
         Licensing fees                          $    528        $    536         $  25,055
         Product royalties                             --              49               627
         Research and development grants               --              99               187
         Interest income                              234             491            12,227
                                                 --------        --------         ---------
                Total revenues                        762           1,175            38,096
EXPENSES
         Research and development                     610             742            83,818
         General and administrative                   443             557            20,684
         Interest expense and amortization
              of intangibles                           --              --               388
                                                 --------        --------         ---------
                Total expenses                      1,053           1,299           104,890
                                                 --------        --------         ---------

Loss from continuing operations                      (291)           (124)          (66,794)
Loss from discontinued operations                      --              --            (1,828)
Gain on disposal                                       --              --               939
                                                 --------        --------         ---------
Net loss before cumulative effect of
     change in accounting principle                  (291)           (124)          (67,683)
Cumulative effect of change in accounting
     principle                                         --              --            (8,454)
                                                 --------        --------         ---------
NET LOSS                                         $   (291)       $   (124)        $ (76,137)
                                                 ========        ========         =========

LOSS PER SHARE - BASIC AND DILUTED:
Loss from continuing operations                  $  (0.03)       $  (0.01)
Net loss before cumulative effect of
     change in accounting principle                 (0.03)          (0.01)
Cumulative effect of change in accounting
     principle                                         --              --
                                                 --------        --------
NET LOSS                                         $  (0.03)       $  (0.01)
                                                 ========        ========

Shares used in loss per share calculation:
         Basic                                     11,358          11,329
         Diluted                                   11,358          11,329

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                                                    FROM INCEPTION
                                                                                                   (AUGUST 20, 1987)
                                                                   THREE MONTHS ENDED MARCH 31,          THROUGH
                                                                   ----------------------------         MARCH 31,
                                                                     2002              2001               2002
                                                                    -------           -------      -----------------
Cash Flows from Operating Activities
Net loss                                                            $  (291)          $  (124)          $ (76,137)
Gain on disposal of discontinued operations                              --                --                (939)
Adjustments to reconcile net loss to net cash
used in operating activities:
         Noncash financing costs                                         --                --                 316
         Depreciation and amortization                                   50                78               3,509
         Noncash expenses related to stock-based
              transactions                                                3                65               2,426
         Common stock issued for agreement not to
              compete                                                    --                --                 200
         Series B Preferred Stock issued for consulting
              services                                                   --                --                  18
Changes in operating assets and liabilities
(net effects of purchase of businesses in 1988 and 1994):
         Decrease in receivables                                         --                --                (199)
         Decrease (increase) in inventory                                --                 1              (4,447)
         Decrease (increase) in prepaid expenses and other
              current assets                                            192               384                (292)
         (Decrease) increase in accounts payable and
              accrued expenses                                         (370)               85               1,624
         (Decrease) increase in deferred revenue                       (529)             (536)              3,700
                                                                    -------           -------           ---------
Net cash used in operating activities                                  (945)              (47)            (70,221)

CASH FLOWS FROM INVESTING ACTIVITIES
         Maturities (purchase) of marketable securities                 666             1,828             (28,057)
         Capital expenditures                                            --                --              (2,219)
         Purchase of technology rights and other assets                 (39)              (74)             (1,983)
         Cash acquired in purchase of FTI                                --                --                   3
         Proceeds from sale of subsidiary, less
              $12,345 for operating losses during
              1990 phase-out period                                      --                --                 138
         Proceeds from sale of the assets of FTI                         --                --               2,250
         Increase in net assets held for disposal                        --                --                (213)
                                                                    -------           -------           ---------
Net cash provided by (used in) investing activities                     627             1,754             (30,081)

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from issuance of common stock                          24                 5              84,218
         Proceeds from issuance of preferred stock                       --                --              23,688
         Purchase of treasury stock                                      --                --              (7,484)
         Proceeds from issuance of notes payable                         --                --               2,839
         Principal payments on notes payable                             --                --              (1,732)
                                                                    -------           -------           ---------
Net cash provided by financing activities                                24                 5             101,529
                                                                    -------           -------           ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (294)            1,712               1,227
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      1,521             2,511                  --
                                                                    -------           -------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 1,227           $ 4,223           $   1,227
                                                                    =======           =======           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
         Reduction of debt due to final payment, in stock,
              of FTI Acquisition                                    $    --           $    --           $      --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

NOTE 1 -- ORGANIZATION AND OPERATIONS

         Zonagen, Inc. ("Zonagen" or the "Company"), a Delaware corporation, was organized on August 20, 1987 ("Inception") and is a development stage company. Zonagen is engaged in the development of pharmaceutical products that address diseases and conditions associated with the human reproductive system. From Inception through March 31, 2002, the Company has been primarily engaged in research and development and clinical development.

         On April 29, 2002, Zonagen announced that it had been informed by Schering-Plough Corporation ("Schering-Plough"), the worldwide licensee of VASOMAX(R), that the Marketing Authorization Application ("MAA") for VASOMAX(R) which was submitted to the United Kingdom Medicines Control Agency ("MCA") by Schering-Plough in December 2001 would be withdrawn. This decision was made following their review of the comments received from the Committee on Safety of Medicines regarding the VASOMAX(R) submission. VASOMAX(R) is an oral therapy for the treatment of male erectile dysfunction ("MED"). The Company is still assessing the ramifications associated with this decision and is focused on developing the greatest value possible for its shareholders, given this recent event.

         The Company has incurred several delays relating to the regulatory approval of its lead product VASOMAX(R). In August 1999, the U.S. Food and Drug Administration ("FDA") placed the Company's phentolamine mesylate ("phentolamine") based products, which include both VASOMAX(R) and Vasofem(TM), on clinical hold in the U.S. based on a finding of brown fat proliferations in a two-year rat study. However, the FDA allowed Schering-Plough to complete an ongoing human study of VASOMAX(R) that was already underway. In addition, the MCA followed the FDA's lead in placing any further studies of phentolamine on clinical hold. In May 2000, the FDA upgraded the status of VASOMAX(R) to a partial clinical hold pending additional animal data and in August 2000, the MCA lifted the clinical hold on phentolamine in the United Kingdom. In October 2000, the FDA allowed Zonagen to conduct a mechanistic study to address their concerns regarding the brown fat findings in the earlier two-year rat study. This study was initiated in November 2000. In December 2001, the Company released information pertaining to the preliminary interim results from the mechanistic rat study. The interim results of this mechanistic study showed that the gross necropsies of both old and young rats exposed to various doses of phentolamine suggest that phentolamine does not induce or promote brown fat proliferations in rats. No gross brown fat proliferations were observed during the entire one-year period that the animals were administered the drug. The Company plans to submit the final results from the assessment of the data from this study to the FDA during the middle of 2002. Having the U.S. partial clinical hold lifted is one of several critical factors in the approval process for VASOMAX(R) in the U.S.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

         If VASOMAX(R) is not taken off partial clinical hold in the U.S. or is not approved for use in some major territories, or if Schering-Plough terminates its exclusive worldwide agreements ("Schering Agreements") to market and sell VASOMAX(R) for the treatment of MED, the results from any of these events could have a material adverse effect on the Company. See "Item 1. Description of Business -- Business Risks" in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001 for a more complete description of the Company's risks.

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

         The Company's capital requirements will depend on many factors, including whether the FDA will lift its partial clinical hold on VASOMAX(R) and the Company's other product candidates that contain phentolamine; whether Schering-Plough terminates the Schering Agreements; the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's clinical and preclinical activities; the progress of the Company's collaborative agreements with affiliates of Schering-Plough and costs associated with any future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of the Company's phentolamine-based products and other products; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful.

NOTE 2 -- REVENUE RECOGNITION

During 2000, the Company adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The cumulative effect of adopting SAB 101 at January 1, 2000 resulted in a one-time, non-cash charge of $8.5 million, with a corresponding increase to deferred revenue that will be recognized in future periods. The $8.5 million represents portions of 1997 and 1998 payments received from Schering-Plough in consideration for the exclusive license of the Company's VASOMAX(R) product for the

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

treatment of MED. Included in licensing fees for the three-month periods ended March 31, 2002 and 2001 is approximately $528,000 of revenue that was recognized in prior years relating to the adoption of SAB 101. Deferred revenue at March 31, 2002, is $3.7 million. If the Schering-Plough Agreements were terminated the remaining deferred revenue would be recognized as revenue in the period of termination.

NOTE 3 -- MARKETABLE SECURITIES-SHORT AND LONG TERM

         Short term marketable securities have a remaining maturity of less than twelve months and long term marketable securities have a remaining maturity of greater than twelve months. All investments are stated at amortized cost which approximates market. The Company's policy is to hold investments to maturity, to require minimum credit ratings of A1/P1 and A2/A and to make no investments with maturities more than three years. The average life of the investment portfolio may not exceed 24 months.

NOTE 4 -- PRODUCT INVENTORY

         The Company maintains an inventory of bulk phentolamine which is the active ingredient in VASOMAX(R), the Company's oral treatment for MED. As of March 31, 2002, the recorded amount of this bulk raw material inventory on hand was approximately $4.4 million, which is the same value that the Company had at December 31, 2001. This inventory is stated at the lower of cost or market using the first-in, first-out method and has a finite shelf life. Any further delays in the approval of VASOMAX or the Company's inability to have the U.S. partial clinical hold removed would cause the Company to write-off a portion or all of the remaining inventory on hand.

NOTE 5 -- LICENSE, RESEARCH AND DEVELOPMENT AGREEMENTS

Schering-Plough Corporation

         In November 1997, the Company entered into exclusive license agreements with Schering-Plough, a major U.S.-based pharmaceutical company, with respect to the Company's VASOMAX(R) product for the treatment of MED. Included in the Company's balance sheet as of December 31, 2001 under the caption "accounts payable" was an obligation to Schering-Plough of approximately $1.6 million. This obligation was originally $2.4 million prior to any repayments made by the Company to Schering-Plough and is for a portion of a shared clinical development program regarding the Company's VASOMAX(R) product. During April 2001, Schering-Plough agreed to accept payment of the Company's $2.4 million obligation to Schering-Plough via cash

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

payments aggregating $1 million, a transfer of $933,000 in bulk phentolamine inventory and a $467,000 reduction in future royalties and milestone payments payable to the Company. In March 2002, the Company settled its $ 1 million cash obligation with a payment of approximately $309,000. As of March 31, 2002, the Company had a remaining obligation to Schering-Plough of approximately $1.3 million which the Company and Schering-Plough have agreed will be satisfied through the transfer of bulk phentolamine and a reduction in future royalty and milestone payments as described above.

NOTE 6 -- STOCK OPTIONS

         In March 2002 the Company granted incentive stock options to purchase 225,000 shares of common stock to a key executive.

NOTE 7 -- Commitments and Contingencies

           Certain purported class action complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder were filed against the Company and certain of its officers and directors. These complaints were filed in the United States District Court for the Southern District of Texas in Houston, Texas and were consolidated on May 29, 1998. The plaintiffs purported to bring the suit on behalf of all purchasers of Zonagen common stock between February 7, 1996 and January 9, 1998. The plaintiffs asserted that the defendants made materially false and misleading statements and failed to disclose material facts about the patents and patent applications of the Company relating to VASOMAX(R) and Chito-ZN (formerly named ImmuMax(TM)) and about the Company's clinical trials of VASOMAX(R). The plaintiffs sought to have the action declared to be a class action, and to have rescissionary or compensatory damages in an unstated amount, along with interest and attorney's fees. On March 30, 1999, the Court granted the defendants' motion to dismiss and dismissed the case with prejudice. The plaintiffs filed an appeal. On September 25, 2001, the United States Fifth Circuit Court of Appeals affirmed the dismissal of all claims except one; the court reversed the trial court's dismissal of a claim concerning the Company's disclosure about a patent relating to VASOMAX(R). The defendants have filed a motion to dismiss that one remaining claim, and that motion is still pending. The Company and the individual defendants believe that these actions are without merit and intend to defend against them vigorously. No estimate of loss or range of estimate of loss, if any, can be made at this time. Management believes there will be no material adverse effect related to this matter.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

NOTE 8 -- SUBSEQUENT EVENT

         On April 29, 2002, Zonagen announced that it had been informed by Schering-Plough Corporation ("Schering-Plough"), the worldwide licensee of VASOMAX(R), that the Marketing Authorization Application ("MAA") for VASOMAX(R) which was submitted to the United Kingdom Medicines Control Agency ("MCA") by Schering-Plough in December 2001 would be withdrawn. This decision was made following their review of the comments received from the Committee on Safety of Medicines regarding the VASOMAX(R) submission. VASOMAX(R) is an oral therapy for the treatment of erectile dysfunction. The Company is still assessing the ramifications associated with this decision and is focused on developing the greatest value possible for its shareholders, given this recent event.

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

OVERVIEW

         Zonagen, Inc. ("Zonagen" or the "Company"), a Delaware corporation, was organized on August 20, 1987 ("Inception") and is a development stage company. Zonagen is engaged in the development of pharmaceutical products that address diseases and conditions associated with the human reproductive system. From Inception through March 31, 2002, the Company has been primarily engaged in research and development and clinical development.

         On April 29, 2002, Zonagen announced that it had been informed by Schering-Plough Corporation ("Schering-Plough"), the worldwide licensee of VASOMAX(R), that the Marketing Authorization Application ("MAA") for VASOMAX(R) which was submitted to the United Kingdom Medicines Control Agency ("MCA") by Schering-Plough in December 2001 would be withdrawn. This decision was made following their review of the comments received from the Committee on Safety of Medicines regarding the VASOMAX(R) submission. VASOMAX(R) is an oral therapy for the treatment of male erectile dysfunction ("MED"). The Company is still assessing the ramifications associated with this decision and is focused on developing the greatest value possible for its shareholders, given this recent event.

         The Company has incurred several delays relating to the regulatory approval of its lead product VASOMAX(R). In August 1999, the U.S. Food and Drug Administration ("FDA") placed the Company's phentolamine mesylate ("phentolamine") based products, which include both VASOMAX(R) and Vasofem(TM), on clinical hold in the U.S. based on a finding of brown fat proliferations in a two-year rat study. However, the FDA allowed Schering-Plough to complete an ongoing human study of VASOMAX(R) that was already underway. In addition, the MCA followed the FDA's lead in placing any further studies of phentolamine on clinical hold. In May 2000, the FDA upgraded the status of VASOMAX(R) to a partial clinical hold pending additional animal data and in August 2000, the MCA lifted the clinical hold on phentolamine in the United Kingdom. In October 2000, the FDA allowed Zonagen to conduct a mechanistic study to address their concerns regarding the brown fat findings in the earlier two-year rat study. This study was initiated in November 2000. In December 2001, the Company released information pertaining to the preliminary interim results from the mechanistic rat study. The interim results of this mechanistic study showed that the gross necropsies of both old and young rats exposed to various doses of phentolamine suggest that phentolamine does not induce or promote brown fat proliferations in rats. No gross brown fat proliferations were observed during the entire one-year period that the animals were administered the drug. The Company plans to submit the final results from the assessment of the data from this study to the FDA during the middle of 2002. Having the U.S. partial clinical hold lifted is one of the critical factors in the approval process for VASOMAX(R) in the U.S.

         If VASOMAX(R) is not taken off partial clinical hold in the U.S. or is not approved for use in some major territories, or if Schering-Plough terminates its exclusive worldwide agreements ("Schering Agreements") to market and sell VASOMAX(R) for the treatment of MED, the results from any of these events could have a material adverse effect on the Company. See "Item 1. Description of Business -- Business Risks" in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001 for a more complete description of the Company's risks.

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

         The Company's capital requirements will depend on many factors, including whether the FDA will lift its partial clinical hold on VASOMAX(R) and the Company's other product candidates that contain phentolamine; whether Schering-Plough terminates the Schering Agreements; the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's clinical and preclinical activities; the progress of the Company's collaborative agreements with affiliates of Schering-Plough and costs associated with any future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of the Company's phentolamine-based and other products; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful.

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

         As of March 31, 2002, the Company had an accumulated deficit of $76.1 million. Losses have resulted principally from costs incurred conducting clinical trials for VASOMAX(R) and Vasofem(TM), in research and development activities related to efforts to develop the Company's products and from the associated administrative costs required to support those efforts. There can be no assurance that the Company will be able to successfully complete the transition from a development stage company to the successful introduction of commercially viable products. The Company's ability to achieve profitability will depend, among other things, on successfully completing the development of its products in a reasonable time frame and at a reasonable cost, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others that possess such capabilities, the Company's and its partners' ability to realize value from the Company's research and development programs through the commercialization of those products and raising sufficient funds to finance its activities. There can be no assurance that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained. See "Item 1. Description of Business -- Business Risks -- Uncertainties Related to Early Stage of Development," " -- Business Risks -- History of Operating Losses; Accumulated Deficit" and "Note 1. Organization and Operations" of Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001.

         Results of Operations

         During 2000, the Company adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The cumulative effect of adopting SAB 101 at January 1, 2000 resulted in a one-time, non-cash charge of $8.5 million, with a corresponding increase to deferred revenue that will be recognized in future periods. The $8.5 million represents portions of 1997 and 1998 payments received from Schering-Plough in consideration for the exclusive license of the Company's VASOMAX(R) product for the treatment of MED. For the years ended December 31, 2001 and 2000, the Company recognized $2.2 million and $2.1 million, respectively, in licensing fee revenue that was included in the cumulative effect adjustment as of January 1, 2000. The balance of the deferred revenue from this adjustment, $4.2 million, will be recognized ratably in the future over the performance period of the agreement, which is estimated to be the period ending December 31, 2003. Included in licensing fees for the three-month periods ended March 31, 2002 and 2001 is approximately $528,000 of revenue that was recognized in prior years relating to the adoption of SAB 101. If the Schering Agreements are terminated the remaining deferred revenue will be recognized as revenue in the period of termination.

         Comparison of Three-month periods ended March 31, 2002 and 2001

         Revenues. Total revenues for the three-month period ended March 31, 2002 were $762,000 as compared to $1.2 million for the same period in the prior year. Licensing fees for the three-month period ended March 31, 2002 were $528,000 as compared to $536,000 for the same period in the prior year. Included in licensing fees for both three-month periods ended March 31, 2002 and 2001 was approximately $528,000 of revenue recognized as a result of the change in accounting principle under SAB 101 from the Schering Agreements. Research and development grants for the three-month period ended March 31, 2002 were zero as compared to $99,000 for the same period in the prior year relating to the Company's SBIR grants. The Company did not receive any milestone payments from Schering-Plough during the three-month periods ended March 31, 2002 or 2001 for VASOMAX(R). Product royalties from sales of VASOMAX(R) in Latin America were zero for the three-month period ended March 31, 2002 as compared to $49,000 for the same period in the prior year. Until the partial clinical hold on VASOMAX(R) is lifted in the United States and the product is ultimately approved in the United States or other major countries, the Company expects royalty payments from sales to be minimal if any.

         Interest income decreased 52% to $234,000 for the three-month period ended March 31, 2002 as compared with $491,000 for the same period in the prior year primarily due to a reduction in interest rate yields and lower cash balances.

         Research and Development Expenses. Research and development ("R&D") expenses include contracted research, regulatory affairs activities and general research and development expenses. R&D expenses decreased 18% to $610,000 for the three-month period ended March 31, 2002 as compared to $742,000 for the same period in the prior year. The reduction is primarily due to the reduction in clinical trial expenses and continued cost reductions made during the two periods. As a result of the partial clinical hold surrounding the Company's phentolamine-based products in the U.S., the Company has substantially reduced all clinical development of these products until a satisfactory resolution can be reached with the FDA. The Company incurred approximately $195,000 of contracted research expenses for the three-month period ended March 31, 2002 as compared to $367,000 for the same period in the prior year primarily for the clinical development of VASOMAX(R). The Company will continue to incur costs in connection with the ongoing regulatory review of VASOMAX(R), although at a substantially reduced level compared to costs in prior years incurred while the Company was engaged in Phase III and open label studies. The Company anticipates that clinical development expenses could increase in the future, if the Company's phentolamine-based products are taken off partial clinical hold by the FDA. There can be no assurance that the FDA will remove the partial clinical hold on the Company's phentolamine-based products or that it will be approved in any regulatory jurisdiction.

         General and Administrative Expenses. General and administrative ("G&A") expenses decreased 21% to $443,000 for the three-month period ended March 31, 2002 as compared to $557,000 for the same period in the prior year. This decrease is primarily due to the discontinuation of expenses associated with the prior activities relating to the review of strategic alternative opportunities that occurred in the first quarter ended March 31, 2001 and the completion of a quarterly amortization relating to a non-cash compensation charge for stock options previously issued in December 1996. The Company does not anticipate a major increase in G&A expenses unless and until VASOMAX(R) is approved in a major market.

         There can be no assurance that profitability can be achieved or if achieved, can be sustained. See "Item 1. Description of Business -- Business Risks -- Uncertainties Related to Early Stage of Development," " -- Business Risks -- History of Operating Losses; Accumulated Deficit" in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Since Inception, the Company has financed its operations primarily with proceeds from private placements and public offerings of equity securities and with funds received under collaborative agreements. Zonagen has received a total of $20.0 million from Schering-Plough from inception of its collaboration through March 31, 2002 and has received only nominal royalty payments from the sale of VASOMAX(R) in Mexico and Brazil.

         The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and G&A expenses required to support those activities. Net cash of approximately $945,000 was used in operating activities during the three-month period ended March 31, 2002 as compared to $47,000 for the same period in the prior year. Included in the $945,000 net cash used in operating activities is a payment of approximately $309,000 which was made to Schering-Plough as reimbursement for prior shared clinical development costs for VASOMAX(R). The Company had cash, cash equivalents and marketable securities of approximately $29.1 million at March 31, 2002 as compared to approximately $30.1 million at December 31, 2001. The increased use of cash for the three-month period ended March 31, 2002 was primarily due to reducing the Company's accounts payable liabilities by $370,000, a decrease in interest yield on the Company's investment portfolio of $257,000, and the lack of R&D grant revenues and royalty income of $148,000. The Company's actual expenses for the three-month period ended March 31, 2002 were approximately $1.1 million as compared to $1.3 million for the same period in the prior year.

         The Company believes that its existing capital resources will be sufficient to fund its operations through at least the end of 2004, assuming no material changes occur regarding the current development plans of the Company's products. The Company's capital requirements will depend on many factors, including whether the FDA lifts its partial clinical hold on VASOMAX(R) and the Company's other product candidates that contain phentolamine; the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's clinical and preclinical activities; the progress of the Company's collaborative agreements with affiliates of Schering-Plough or any future collaborators and costs associated with any of those collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of VASOMAX(R) and the Company's other products; the Company's ability to obtain regulatory approvals including the obtaining of the timely lifting of the FDA's partial clinical hold on the Company's phentolamine based products; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful.

         There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If adequate funds are not available, the Company may be required to curtail its remaining research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock. See "Item 1. Description of Business -- Business Risks" in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Certain purported class action complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder were filed against the Company and certain of its officers and directors. These complaints were filed in the United States District Court for the Southern District of Texas in Houston, Texas and were consolidated on May 29, 1998. The plaintiffs purported to bring the suit on behalf of all purchasers of Zonagen common stock between February 7, 1996 and January 9, 1998. The plaintiffs asserted that the defendants made materially false and misleading statements and failed to disclose material facts about the patents and patent applications of the Company relating to VASOMAX(R) and Chito-ZN (formerly named ImmuMax(TM)) and about the Company's clinical trials of VASOMAX(R). The plaintiffs sought to have the action declared to be a class action, and to have rescissionary or compensatory damages in an unstated amount, along with interest and attorney's fees. On March 30, 1999, the Court granted the defendants' motion to dismiss and dismissed the case with prejudice. The plaintiffs filed an appeal. On September 25, 2001, the United States Fifth Circuit Court of Appeals affirmed the dismissal of all claims except one; the court reversed the trial court's dismissal of a claim concerning the Company's disclosure about a patent relating to VASOMAX(R). The defendants have filed a motion to dismiss that one remaining claim, and that motion is still pending. The Company and the individual defendants believe that these actions are without merit and intend to defend against them vigorously. No estimate of loss or range of estimate of loss, if any, can be made at this time. Management believes there will be no material adverse effect related to this matter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  a. Exhibits

                     None

                  b. Reports on Form 8-K

                     The Company filed a current report on Form 8-K on April 30, 2002 reporting an event under Item 5.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               ZONAGEN, INC.


Date:  May 14, 2002
                               By: /s/ Joseph S. Podolski
                                  ----------------------------------------------
                                    Joseph S. Podolski
                                    President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Date:  May 14, 2002
                               By: /s/ Louis Ploth, Jr.
                                  ----------------------------------------------
                                    Louis Ploth, Jr.
                                    Vice President Business Development and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)