Form 10-Q
period 2002-06-30
ZONAGEN INC
filed 2002-08-14
CIK 897075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002

                                       or

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of August 9, 2002 there were outstanding 11,387,925 shares of Common Stock, par value $.001 per share, of the Registrant.

                                  ZONAGEN, INC.
                          (A development stage company)

                       For the Quarter Ended June 30, 2002

                                      INDEX

                                                                                       PAGE
                                                                                       -----
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS                                              3

PART I.  FINANCIAL INFORMATION                                                            4

Item 1.  Financial Statements

         Consolidated Balance Sheets:  June 30, 2002 (Unaudited)
         and December 31, 2001                                                            5

         Consolidated Statements of Operations:  For the three months ended
         June 30, 2002 and 2001, six months ended June 30, 2002 and 2001, and from
         Inception (August 20, 1987) through June 30, 2002 (Unaudited)                    6

         Consolidated Statements of Cash Flows: For the three months ended June 30, 2002 and 2001, six months ended June 30, 2002 and 2001, and from Inception (August 20, 1987) through June
         30, 2002 (Unaudited)                                                             7

         Notes to Consolidated Financial Statements                                       8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                       13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                      20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                               20

Item 4.  Submission of Matters to a Vote of Security Holders                             20

Item 6.  Exhibits and Reports on Form 8-K                                                21

SIGNATURES                                                                               22

                  FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

         This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "may," "anticipate," "believe," "expect," "estimate," "project," "suggest," "intend" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, suggested or intended. These risks and uncertainties include risks associated with the Company's early stage of development, uncertainties related to the partial clinical hold imposed by the Food and Drug Administration (FDA) on the Company's phentolamine based products, approval of the Company's products by the FDA and other jurisdictions, the Company's substantial dependence on one product and early stage of development of other products, the Company's history of operating losses and accumulated deficit, the Company's future capital needs and uncertainty of additional funding, uncertainty of protection for the Company's patents and proprietary technology, the effects of government regulation of and lack of assurance of regulatory approval for the Company's products, the Company's limited sales and marketing experience, product liability and availability of insurance, the Company's reliance on contract research organizations, no assurance of adequate third party reimbursement and other risks and uncertainties described in the Company's filings with the Securities and Exchange Commission. For additional discussion of such risks, uncertainties and assumptions, see "Item 1. Description of Business - Business Risks" and "Item 3. Legal Proceedings" included in the Company's annual report on Form 10-K for the year ended December 31, 2001 and "Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included elsewhere in this quarterly report on Form 10-Q.

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

         The following unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                                       JUNE 30,        DECEMBER 31,
                                                                                         2002              2001
                                                                                       ---------       ------------
                                                                                     (unaudited)
                                ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                         $   2,580        $   1,521
     Marketable securities - short term                                                   25,640           28,535
     Product inventory                                                                        --            4,417
     Prepaid expenses and other current assets                                               824              787
                                                                                       ---------        ---------
              Total current assets                                                        29,044           35,260
LAB EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS, net                                     240              340
OTHER ASSETS, net                                                                            461            1,314
                                                                                       ---------        ---------
              Total assets                                                             $  29,745        $  36,914
                                                                                       =========        =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                  $   1,386        $   1,723
     Accrued expenses                                                                        487              394
     Deferred revenue - short term                                                         3,171            2,114
                                                                                       ---------        ---------
              Total current liabilities                                                    5,044            4,231
                                                                                       ---------        ---------
DEFERRED REVENUE - LONG TERM                                                                  --            2,114
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Undesignated Preferred Stock, $.001 par value, 5,000,000
          shares authorized, none issued and outstanding                                      --               --
     Common Stock, $.001 par value, 20,000,000 shares authorized, 11,803,225 and
          11,765,516 shares issued, respectively; 11,387,925 and 11,350,216
          shares outstanding, respectively                                                    12               12
     Additional paid-in capital                                                          113,929          113,898
     Deferred compensation                                                                    (4)             (11)
     Cost of treasury stock, 415,300 shares                                               (7,484)          (7,484)
     Deficit accumulated during the development stage                                    (81,752)         (75,846)
                                                                                       ---------        ---------
              Total stockholders' equity                                                  24,701           30,569
                                                                                       ---------        ---------
              Total liabilities and stockholders' equity                               $  29,745        $  36,914
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

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited and in thousands except per share amounts)

                                                                                                                    FROM INCEPTION
                                                                                                                   (AUGUST 20, 1987)
                                                         THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,      THROUGH
                                                         ---------------------------     -------------------------      JUNE 30,
                                                             2002          2001            2002            2001           2002
                                                         ---------       -----------     ---------       ---------  ---------------
REVENUES
      Licensing fees                                     $     528       $     537       $   1,057       $   1,073       $  25,584
      Product royalties                                         --              10              --              59             627
      Research and development grants                           --              17              --             116             187
      Interest income                                          182             399             415             890          12,408
                                                         ---------       ---------       ---------       ---------       ---------
          Total revenues                                       710             963           1,472           2,138          38,806
EXPENSES
      Research and development                               5,893             657           6,502           1,399          89,710
      General and administrative                               433             436             876             993          21,117
      Interest expense and amortization
           of intangibles                                       --              --              --              --             388
                                                         ---------       ---------       ---------       ---------       ---------
          Total expenses                                     6,326           1,093           7,378           2,392         111,215
                                                         ---------       ---------       ---------       ---------       ---------

Loss from continuing operations                             (5,616)           (130)         (5,906)           (254)        (72,409)
Income (loss) from discontinued operations                      --              --              --              --          (1,828)
Gain on disposal                                                --              --              --              --             939
                                                         ---------       ---------       ---------       ---------       ---------
Net loss before cumulative effect of
     change in accounting principle                         (5,616)           (130)         (5,906)           (254)        (73,298)
Cumulative effect of change in accounting
     principle                                                  --              --              --              --          (8,454)
                                                         ---------       ---------       ---------       ---------       ---------
NET LOSS                                                 $  (5,616)      $    (130)      $  (5,906)      $    (254)      $ (81,752)
                                                         =========       =========       =========       =========       =========

INCOME (LOSS) PER SHARE - BASIC AND DILUTED:
Loss from continuing operations                          $   (0.49)      $   (0.01)      $   (0.52)      $   (0.02)
Income from discontinued operations                             --              --              --              --
Gain on disposal                                                --              --              --              --
                                                         ---------       ---------       ---------       ---------
Net loss before cumulative effect of
     change in accounting principle                          (0.49)          (0.01)          (0.52)          (0.02)
Cumulative effect of change in accounting
     principle                                                  --              --              --              --
                                                         ---------       ---------       ---------       ---------
NET LOSS                                                 $   (0.49)      $   (0.01)      $   (0.52)      $   (0.02)
                                                         =========       =========       =========       =========

Shares used in income (loss) per share calculation:
      Basic                                                 11,382          11,332          11,373          11,330
      Diluted                                               11,382          11,332          11,373          11,330

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                                                                    FROM INCEPTION
                                                                                                                   (AUGUST 20, 1987)
                                                             THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,     THROUGH
                                                             ---------------------------  -------------------------     JUNE 30,
                                                                2002            2001          2002          2001          2002
                                                             ---------      ------------  ----------      ---------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $  (5,616)     $    (130)     $  (5,906)     $    (254)     $ (81,752)
Gain on disposal of discontinued operations                         --             --             --             --           (939)
Adjustments to reconcile net loss to net cash
used in operating activities:
       Noncash financing costs                                      --             --             --             --            316
       Noncash inventory impairment                              4,417             --          4,417             --          4,417
       Noncash patent impairment                                 1,031             --          1,031             --          1,031
       Depreciation and amortization                                58             76            107            154          3,567
       Noncash expenses related to stock-based
            transactions                                             3             55              6            120          2,427
       Common stock issued for agreement not to
            compete                                                 --             --             --             --            200
       Series B Preferred Stock issued for consulting
            services                                                --             --             --             --             18
Changes in operating assets and liabilities
(net effects of purchase of businesses in 1988
and 1994):
       (Increase) decrease in receivables                           --             --             --             --           (199)
       (Increase) decrease in inventory                             --             --             --              1         (4,447)
       (Increase) decrease in prepaid expenses and
            other current assets                                  (221)          (249)           (11)           135           (495)
       (Decrease) increase in accounts payable and
            accrued expenses                                       126           (445)          (244)          (360)         1,750
       (Decrease) increase in deferred revenue                    (528)          (537)        (1,057)        (1,073)         3,171
                                                             ---------      ---------      ---------      ---------      ---------
Net cash used in operating activities                             (730)        (1,230)        (1,657)        (1,277)       (70,935)

CASH FLOWS FROM INVESTING ACTIVITIES
       (Purchase) maturities of marketable securities            2,230          3,775          2,896          5,603        (25,827)
       Capital expenditures                                         --             --             --             --         (2,219)
       Purchase of technology rights and other assets             (155)            (7)          (211)           (81)        (2,156)
       Cash acquired in purchase of FTI                             --             --             --             --              3
       Proceeds from sale of subsidiary, less
            $12,345 for operating losses during
            1990 phase-out period                                   --             --             --             --            138
       Proceeds from sale of the assets of Fertility
            Technologies, Inc., subsidiary                          --             --             --             --          2,250
       Increase in net assets held for disposal                     --             --             --             --           (213)
                                                             ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in) investing activities              2,075          3,768          2,685          5,522        (28,024)

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock                        8              7             31             12         84,228
       Proceeds from issuance of preferred stock                    --             --             --             --         23,688
       Purchase of treasury stock                                   --             --             --             --         (7,484)
       Proceeds from issuance of notes payable                      --             --             --             --          2,839
       Principal payments on notes payable                          --             --             --             --         (1,732)
                                                             ---------      ---------      ---------      ---------      ---------
Net cash provided by financing activities                            8              7             31             12        101,539
                                                             ---------      ---------      ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             1,353          2,545          1,059          4,257          2,580
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 1,227          4,223          1,521          2,511             --
                                                             ---------      ---------      ---------      ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $   2,580      $   6,768      $   2,580      $   6,768      $   2,580
                                                             =========      =========      =========      =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
       Reduction of debt due to final payment, in stock,
            of FTI Acquisition                               $      --      $      --      $      --      $      --      $      94

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)

NOTE 1  --  ORGANIZATION AND OPERATIONS

         Zonagen, Inc. ("Zonagen" or the "Company"), a Delaware corporation, was organized on August 20, 1987 ("Inception") and is a development stage company. Zonagen is engaged in the development of pharmaceutical products that address diseases and conditions associated with the human reproductive system. From Inception through June 30, 2002, the Company has been primarily engaged in research and development and clinical development.

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

         On July 15, 2002, the Company and Schering-Plough announced that they had mutually agreed to terminate the worldwide licensing agreements dated as of November 14, 1997 that cover Zonagen's phentolamine-based technologies for sexual dysfunction which include VASOMAX(R). In exchange for the termination, the Company paid to Schering-Plough a nominal cash fee upon execution of the termination agreement and agreed to make a milestone payment to Schering-Plough in the event that worldwide annual sales of VASOMAX(R) exceed a certain amount, which payment may be paid in several installments. In addition, the Company agreed to make royalty payments to Schering-Plough based on a percentage of sales of VASOMAX(R) in Brazil and other countries in which there existed certain patent rights at the time of the termination. The Company's obligation to make royalty payments terminates after aggregate royalties paid under this termination agreement reach a certain maximum amount. Also, the Company agreed to make royalty payments to Schering-Plough based on sales of certain combination products covered by combination patents controlled by Schering-Plough. These royalty payments are not subject to the cap on royalty payments for VASOMAX(R) sales described above. Included in the rights returned to Zonagen were all licenses, options and other rights with respect to Zonagen's phentolamine-based products, Zonagen's combination products, patent rights, know-how and trademarks for the treatment of sexual dysfunction for both men and women. Schering-Plough will transfer and assign to Zonagen rights, title and interest in and to any and all New Drug Applications or similar foreign submissions or approvals. Zonagen will thereafter be solely responsible for all obligations in the relevant countries with respect to such submissions and approvals.

         Due to the termination of the Schering-Plough agreements in July 2002, the future uncertainty surrounding the VASOMAX(R) product and the fact that the Company is not presently committing resources toward the approval of VASOMAX(R), the Company wrote-off both its bulk phentolamine inventory previously valued at $4.4 million and its VASOMAX(R) patent estate previously valued at approximately $1.0 million in the three-month period ended June 30, 2002.

         The Company has incurred several delays relating to the regulatory approval of its lead product VASOMAX(R). In addition to the delays encountered by the Company in the year 2002, the Company had also encountered delays starting in August 1999, when the U.S. Food and Drug Administration ("FDA") placed the Company's phentolamine-based products, which include both VASOMAX(R) and Vasofem(TM), on clinical hold in the U.S. based on a finding of brown fat proliferations in a two-year rat study. In May 2000, the FDA upgraded the status of VASOMAX(R) to a partial clinical hold pending additional animal data and in October 2000, allowed Zonagen to conduct a mechanistic study to address their concerns. In July 2002, the Company submitted the final results from the one year mechanistic study to the FDA. The study suggests that phentolamine administered to both old and young rats at various doses does not induce or promote brown fat proliferations in the rat. No gross brown fat proliferations were observed during the entire one-year period that the animals were administered the drug. Having the U.S. partial clinical hold lifted is one of several critical factors in the approval process for VASOMAX(R) and the Company's other future phentolamine-based product candidates in the U.S. See "Item 1. Description of Business -- Business Risks" in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001 for a more complete description of the Company's risks.

         In July 2000, due to delays regarding the Company's lead product VASOMAX(R), the Company's Board of Directors announced that it had engaged Deutsche Banc Alex. Brown to review strategic alternatives for redeploying the Company's assets to maximize shareholder value in the near term. The Deutsche Banc Alex. Brown engagement was terminated in January 2002 after the Company reported in December 2001, positive interim results from its rat mechanistic study and the Schering-Plough submission of an amendment to the drug dossier for approval of VASOMAX(R) in the United Kingdom. At that time it was felt that refocusing efforts on the approval of VASOMAX(R) and the Company's small molecule opportunities would best maximize value for its shareholders. Due to the April 2002 withdrawal of the Marketing Authorization Application for VASOMAX(R) in the United Kingdom by Schering-Plough, the subsequent July 2002 mutual termination of the Schering-Plough agreements and the continued uncertainty relating to the Company's VASOMAX(R) product, the Company has resumed a search for strategic alternatives for the redeployment of the Company's assets to maximize shareholder value.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)

         The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings and corporate collaborations. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if appropriate, if the FDA or other regulatory approvals are obtained. The Company believes that its existing capital resources under its current operating plan will be sufficient to fund its operations through at least the end of 2004.

NOTE 2  --  REVENUE RECOGNITION

         During 2000, the Company adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The cumulative effect of adopting SAB 101 at January 1, 2000 resulted in a one-time, non-cash charge of $8.5 million, with a corresponding increase to deferred revenue that has been recognized in subsequent periods. The $8.5 million represents portions of 1997 and 1998 payments received from Schering-Plough in consideration for the exclusive license of the Company's VASOMAX(R) product for the treatment of MED. Included in licensing fees for the three-month periods ended June 30, 2002 and 2001 is approximately $528,000 of revenue that was recognized in prior years relating to the adoption of SAB 101.

         Deferred revenue at June 30, 2002, was $3.2 million. Due to the termination of the Schering-Plough Agreements in July 2002, the Company will recognize the remaining $3.2 million of deferred revenue in the quarter ending September 30, 2002.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
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

         The Company maintains an inventory of bulk phentolamine which is the active ingredient in VASOMAX(R), the Company's oral treatment for MED. Due to the termination of the Schering-Plough agreements in July 2002, the future uncertainty surrounding the VASOMAX(R) product and the fact that the Company is not presently committing resources toward the approval of VASOMAX(R), the Company wrote-off its bulk phentolamine inventory previously valued at $4.4 million in the three-month period ended June 30, 2002.

NOTE 5 --  LICENSE, RESEARCH AND DEVELOPMENT AGREEMENTS

Schering-Plough Corporation

         On July 15, 2002, the Company and Schering-Plough announced that they had mutually agreed to terminate the worldwide licensing agreements dated as of November 14, 1997 that cover Zonagen's phentolamine-based technologies for sexual dysfunction which include Vasomax(R). See Note 1 in the notes to consolidated financial statements in this Form 10-Q.

         Deferred revenue at June 30, 2002, was $3.2 million. Due to the termination of the Schering-Plough Agreements in July 2002, the Company will recognize the remaining $3.2 million of deferred revenue in the quarter ending September 30, 2002.

         Included in the Company's balance sheet as of June 30, 2002 and December 31, 2001 under the caption "accounts payable" was an obligation to Schering-Plough of approximately $1.3 million and $1.6 million, respectively. This obligation was originally $2.4 million prior to any repayments made by the Company to Schering-Plough and represents costs relating to a portion of a shared clinical development program regarding the Company's VASOMAX(R) product.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)

During April 2001, Schering-Plough agreed to accept payment of the Company's $2.4 million obligation to Schering-Plough via cash payments aggregating $1 million, a transfer of $933,000 in bulk phentolamine inventory and a $467,000 reduction in future royalties and milestone payments payable to the Company. In March 2002, the Company settled its $ 1 million cash obligation with its final cash payment of approximately $309,000. As of June 30, 2002, the Company had a remaining obligation to Schering-Plough of approximately $1.3 million which the Company and Schering-Plough had agreed would be satisfied through the transfer of bulk phentolamine and a reduction in future royalty and milestone payments as described above. Due to the termination of the Schering-Plough Agreements in July of 2002, the $1.3 million payable will be forgiven and will be reduced to zero on the Company's balance sheet and will be offset against research and development expenses for the three-month period ended September 30, 2002.

NOTE 6 --  STOCK OPTIONS

         In March 2002 the Company granted incentive stock options to purchase 275,000 shares of common stock at $4.34, the fair value of the stock when issued to its President and Chief Executive Officer, Joseph Podolski. Of these options, 225,000 shares have performance-based vesting provisions tied to certain milestones relating to the approval of VASOMAX(R). In June 2002 the Company granted incentive stock options to purchase 30,000 shares at $1.70 per share, the fair value of the stock when issued, to its Board of Directors due to their re-election.

NOTE 7 --  LOSS PER SHARE

         Basic EPS is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the some manner as fully diluted EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method of potentially dilutive outstanding options. Common stock equivalents 1,623,978 for both the three- and six-month periods ended June 30, 2002 were excluded from the calculation of dilutive EPS as antidilutive.

NOTE 8 --  COMMITMENTS AND CONTINGENCIES

         Certain purported class action complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder were filed against the Company and certain of its officers and directors. These complaints were filed in the United States District Court for the Southern District of Texas in Houston, Texas and were consolidated on May 29, 1998. The plaintiffs purported to bring the suit on behalf of all purchasers of Zonagen common stock between February 7, 1996 and January 9, 1998. The plaintiffs asserted that the defendants made materially false and misleading statements and failed to disclose material facts about the patents and patent applications of the Company relating to VASOMAX(R) and Chito-ZN

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)

(formerly named ImmuMax(TM)) and about the Company's clinical trials of VASOMAX(R). The plaintiffs sought to have the action declared to be a class action, and to have recessionary or compensatory damages in an unstated amount, along with interest and attorney's fees. On March 30, 1999, the Court granted the defendants' motion to dismiss and dismissed the case with prejudice. The plaintiffs filed an appeal. On September 25, 2001, the United States Fifth Circuit Court of Appeals affirmed the dismissal of all claims except one; the court reversed the trial court's dismissal of a claim concerning the Company's disclosure about a patent relating to VASOMAX(R). The defendants have filed a motion to dismiss that one remaining claim, and that motion is still pending. The Company and the individual defendants believe that these actions are without merit and intend to defend against them vigorously. No estimate of loss or range of estimate of loss, if any, can be made at this time. Management believes there will be no material adverse effect related to this matter.

NOTE 9 --  SUBSEQUENT EVENTS

         On July 15, 2002, the Company and Schering-Plough announced that they had mutually agreed to terminate the worldwide licensing agreements dated as of November 14, 1997 that cover Zonagen's phentolamine-based technologies for sexual dysfunction which include Vasomax(R). See Note 1, Note 4 and Note 5 in the notes to consolidated financial statements in this Form 10-Q.

         On July 15, 2002, Zonagen also announced that the final results from the one year mechanistic study of phentolamine induced brown fat proliferations had been submitted to the FDA. The study suggests that phentolamine administered to both old and young rats at various doses does not induce or promote brown fat proliferations in the rat. No gross brown fat proliferations were observed during the entire one-year period that the animals were administered the drug.

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

OVERVIEW

         Zonagen, Inc. ("Zonagen" or the "Company"), a Delaware corporation, was organized on August 20, 1987 ("Inception") and is a development stage company. Zonagen is engaged in the development of pharmaceutical products that address diseases and conditions associated with the human reproductive system. From Inception through June 30, 2002, the Company has been primarily engaged in research and development and clinical development.

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

         On July 15, 2002, the Company and Schering-Plough announced that they had mutually agreed to terminate the worldwide licensing agreements dated as of November 14, 1997 that cover Zonagen's phentolamine-based technologies for sexual dysfunction which include VASOMAX(R). In exchange for the termination, the Company paid to Schering-Plough a nominal cash fee upon execution of the termination agreement and agreed to make a milestone payment to Schering-Plough in the event that worldwide annual sales of VASOMAX(R) exceed a certain amount, which payment maybe paid in several installments. In addition, the Company agreed to make royalty payments to Schering-Plough based on a percentage of sales of VASOMAX(R) in Brazil and other countries in which there existed certain patent rights at the time of the termination. The Company's obligation to make royalty payments terminates after aggregate royalties paid under this termination agreement reach a certain maximum amount. Also, the Company agreed to make royalty payments to Schering-Plough based on sales of certain combination products covered by combination patents controlled by Schering-Plough. These royalty payments are not subject to the cap on royalty payments for VASOMAX(R) sales described above. Included in the rights returned to Zonagen were all licenses, options and other rights with respect to Zonagen's phentolamine-based products, Zonagen's combination products, patent rights, know-how and trademarks for the treatment of sexual dysfunction for both men and women. Schering-Plough will transfer and assign to Zonagen rights, title and interest in and to any and all New Drug Applications or similar foreign submissions or approvals. Zonagen will thereafter be solely responsible for all obligations in the relevant countries with respect to such submissions and approvals.

         Due to the termination of the Schering-Plough agreements in July 2002, the future uncertainty surrounding the VASOMAX(R) product and the fact that the Company is not presently committing resources toward the approval of VASOMAX(R), the Company wrote-off both its bulk phentolamine inventory previously valued at $4.4 million and its VASOMAX(R) patent estate previously valued at approximately $1.0 million in the three-month period ended June 30, 2002.

         The Company has incurred several delays relating to the regulatory approval of its lead product VASOMAX(R). In addition to the delays encountered by the Company in the year 2002, the Company had also encountered delays starting in August 1999, when the U.S. Food and Drug Administration ("FDA") placed the Company's phentolamine-based products, which include both VASOMAX(R) and Vasofem(TM), on clinical hold in the U.S. based on a finding of brown fat proliferations in a two-year rat study. In May 2000, the FDA upgraded the status of VASOMAX(R) to a partial clinical hold pending additional animal data and in October 2000, allowed Zonagen to conduct a mechanistic study to address their concerns. In July 2002, the Company submitted the final results from the one year mechanistic study to the FDA. The study suggests that phentolamine administered to both old and young rats at various doses does not induce or promote brown fat proliferations in the rat. No gross brown fat proliferations were observed during the entire one-year period that the animals were administered the drug. Having the U.S. partial clinical hold lifted is one of several critical factors in the approval process for VASOMAX(R) and the Company's other future phentolamine-based product candidates in the U.S. See "Item 1. Description of Business -- Business Risks" in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001 for a more complete description of the Company's risks.

         In July 2000, due to delays regarding the Company's lead product VASOMAX(R), the Company's Board of Directors announced that it had engaged Deutsche Banc Alex. Brown to review strategic alternatives for redeploying the Company's assets to maximize shareholder value in the near term. The Deutsche Banc Alex. Brown engagement was terminated in January 2002 after the Company reported in December 2001, positive interim results from its rat mechanistic study and the Schering-Plough submission of an amendment to the drug dossier for approval of VASOMAX(R) in the United Kingdom. At that time it was felt that refocusing efforts on the approval of VASOMAX(R) and the Company's small molecule opportunities would best maximize value for its shareholders. Due to the April 2002 withdrawal of the Marketing Authorization Application for VASOMAX(R) in the United Kingdom by Schering-Plough, the subsequent July 2002 mutual termination of the Schering-Plough agreements and the continued uncertainty relating to the Company's VASOMAX(R) product, the Company has resumed a search for strategic alternatives for the redeployment of the Company's assets to maximize shareholder value.

         The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings and corporate collaborations.

The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if appropriate, if the FDA or other regulatory approvals are obtained. The Company believes that its existing capital resources under its current operating plan will be sufficient to fund its operations through at least the end of 2004. There can be no assurance that changes in the Company's current strategic plans or other events will not result in accelerated or unexpected expenditures.

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

         As of June 30, 2002, the Company had an accumulated deficit of $81.8 million. Losses have resulted principally from costs incurred conducting clinical trials for VASOMAX(R) and Vasofem(TM), in research and development activities related to efforts to develop the Company's products and from the associated administrative costs required to support those efforts. There can be no assurance that the Company will be able to successfully complete the transition from a development stage company to the successful introduction of commercially viable products. The Company's ability to achieve profitability will depend, among other things, on successfully completing the development of its products in a reasonable time frame and at a reasonable cost, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others that possess such capabilities, the Company's and its partners' ability to realize value from the Company's research and development programs through the commercialization of those products and raising sufficient funds to finance its activities. There can be no assurance that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained. See "Item 1. Description of Business -- Business Risks -- Uncertainties Related to Early Stage of Development," " -- Business Risks -- History of Operating Losses; Accumulated Deficit" and "Note 1. Organization and Operations" of Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001.

         Results of Operations

         During 2000, the Company adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The cumulative effect of adopting SAB 101 at January 1, 2000 resulted in a one-time, non-cash charge of $8.5 million, with a corresponding increase to deferred revenue that has been recognized in subsequent periods. The $8.5 million represents portions of 1997 and 1998 payments received from Schering-Plough in consideration for the exclusive license of the Company's VASOMAX(R) product for the treatment of MED. Included in licensing fees for the three-month periods ended June 30, 2002 and 2001 is approximately $528,000 of revenue that was recognized in prior years relating to the adoption of SAB 101.

         Deferred revenue at June 30, 2002, was $3.2 million. Due to the termination of the Schering-Plough Agreements in July 2002, the Company will recognize the remaining $3.2 million of deferred revenue in the quarter ending September 30, 2002.

         As of June 30, 2002, the Company had a remaining obligation to Schering-Plough of approximately $1.3 million representing costs associated with a joint clinical development program for VASOMAX(R) which the Company and Schering-Plough had previously agreed would be satisfied through the transfer of bulk phentolamine and a reduction in future royalty and milestone payments. Due to the termination of the Schering-Plough Agreements in July of 2002, the $1.3 million payable will be forgiven and will be reduced to zero on the Company's balance sheet for the period ended September 30, 2002.

THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

         Total revenues for the three month period ended June 30, 2002 decreased to $710,000 as compared with $963,000 for the same period in the prior year and were approximately $1.5 million for the six-month period ended June 30, 2002 as compared to $2.1 million for the same period in the prior year. Total revenues reflect the adoption of SAB 101 effective January 1, 2000.

         Licensing fees for the three month period ended June 30, 2002 were $528,000 as compared to $537,000 for the same period in the prior year. Licensing fees for both six-month periods ended June 30, 2002 and 2001 were approximately $1.1 million. Included in licensing fees for the three-month periods ended June 30, 2002 and 2001 were approximately $528,000 and for the two six-month periods ended June 30, 2002 and 2001 were $1.1 million as a result of the change in accounting principle under the application of SAB 101 relating to the Company's agreements with Schering-Plough. The Company had no Small Business Innovative Research ("SBIR") research and development grant revenue for the three-month period ended June 30, 2002 as compared to $17,000 for the same period in the prior year and also had no SBIR grant revenue for the six-month period ended June 30, 2002 as compared to $116,000 for the same period in the prior year.

         Product royalties from sales of VASOMAX(R) in Latin America were zero for the three month period ended June 30, 2002 as compared to $10,000 for the same period in the prior year. Product royalties were also zero for the six-month period ended June 30, 2002 as compared to $59,000 for the same period in the prior year. Due to the ongoing partial clinical hold in the United States of the Company's phentolamine products, and the termination of the Schering-Plough Agreements, the Company is uncertain as to whether it will be able to create a future revenue source regarding its phentolamine-based products.

         Interest income decreased 54% to $182,000 for the three-month period ended June 30, 2002 as compared with $399,000 for the same period in the prior year and decreased 53% to $415,000 for the six-month period ended June 30, 2002 as compared to $890,000 for the same period in the prior year. This decrease is primarily due to a reduction in interest rate yields and lower cash balances.

         Research and Development Expenses. Research and development (R&D) expenses for the three-month period ended June 30, 2002 were $5.9 million as compared to $657,000 for the same period last year and were $6.5 million for the six-month period ended June 30, 2002 as compared to $1.4 million for the same period last year. Due to the termination of the Schering-Plough agreements in July 2002, the future uncertainty surrounding the VASOMAX(R) product and the fact that the Company is not presently committing resources toward the approval of VASOMAX(R), the Company wrote-off both its bulk phentolamine inventory previously valued at $4.4 million and its VASOMAX(R) patent estate previously valued at approximately $1.0 million in the three-month period ended June 30, 2002. In addition, R&D expenses in the three-month period ended June 30, 2002 were reduced by $188,000 due to a reimbursement of prior clinical expenses for VASOMAX(R) that was received from a clinical research organization after a reconciliation was completed comparing actual expenses to payments made by the Company. R&D expenses excluding the three adjustments listed above would have been $633,000 for the three-month period ended June 30, 2002 and $1.2 million for the six-month period ended June 30, 2002. Due to the termination of the Schering-Plough agreements, a liability due to Schering-Plough of $1.3 million relating to a prior joint clinical development program for VASOMAX(R) was forgiven and will be taken as a reduction to R&D expenses in the third quarter ended September 30, 2002.

         General and Administrative Expenses. General and administrative ("G&A") expenses remained constant at $433,000 for the three-month period ended June 30, 2002 as compared to $436,000 for the same period in the prior year. G&A expenses decreased by 12% to $876,000 for the six month period ended June 30, 2002 as compared to $993,000 for the same period in the prior year. Although expenses were constant for the three-month periods ended June 30, 2002 and 2001 the Company incurred additional expenses due to an increase in insurance rates and personnel expenses offset by a discontinuation of quarterly amortization expenses relating to a non-cash compensation charge for stock options previously issued in December 1996 that was fully amortized by December 31, 2001. The decrease in expenses for the six-month period ended June 30, 2002 as compared to the same period in the prior year is primarily due to the discontinuation of quarterly amortization expenses relating to a non-cash compensation charge for stock options previously issued in December 1996 and a reduction in costs associated with potential prior strategic alternative opportunities that occurred in the first half of the year ended June 30, 2001 offset by increased insurance rate expenses.

         There can be no assurance that profitability can be achieved or if achieved, can be sustained. See "Item 1. Description of Business -- Business Risks -- Uncertainties Related to Early Stage of Development," " -- Business Risks -- History of Operating Losses; Accumulated Deficit" in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Since Inception, the Company has financed its operations primarily with proceeds from private placements and public offerings of equity securities and with funds received under collaborative agreements. Zonagen has received a total of $20.0 million from Schering-Plough from inception of its collaboration through June 30, 2002 and has received only nominal royalty payments from the sale of VASOMAX(R) in Mexico and Brazil.

         The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and G&A expenses required to support those activities. Net cash of approximately $730,000 was used in operating activities during the three-month period ended June 30, 2002 as compared to $1.2 million for the same period in the prior year. Net cash of approximately $1.7 million was used in operating activities during the six-month period ended June 30, 2002 as compared to $1.3 million for the same period in the prior year. Included in the $1.7 million net cash used in operating activities for the six-month period ended June 30, 2002 is a payment of approximately $309,000 which was made to Schering-Plough as reimbursement for prior shared clinical development costs for VASOMAX(R). The Company had cash, cash equivalents and marketable securities of approximately $28.2 million at June 30, 2002 as compared to approximately $30.1 million at December 31, 2001.

         The Company believes that its existing capital resources under its current operating plan will be sufficient to fund its operations through at least the end of 2004. The Company's capital requirements will depend on many factors, including whether the FDA lifts its partial clinical hold on VASOMAX(R) and the Company's other product candidates that contain phentolamine; the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's clinical and preclinical activities; the Company's ability to enter into collaborative agreements with any future collaborators and costs associated with any of those collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of VASOMAX(R) and the Company's other products; the Company's ability to obtain regulatory approvals including the obtaining of the timely lifting of the FDA's partial clinical hold on the Company's phentolamine based products; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Certain purported class action complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder were filed against the Company and certain of its officers and directors. These complaints were filed in the United States District Court for the Southern District of Texas in Houston, Texas and were consolidated on May 29, 1998. The plaintiffs purported to bring the suit on behalf of all purchasers of Zonagen common stock between February 7, 1996 and January 9, 1998. The plaintiffs asserted that the defendants made materially false and misleading statements and failed to disclose material facts about the patents and patent applications of the Company relating to VASOMAX(R) and Chito-ZN (formerly named ImmuMax(TM)) and about the Company's clinical trials of VASOMAX(R). The plaintiffs sought to have the action declared to be a class action, and to have recessionary or compensatory damages in an unstated amount, along with interest and attorney's fees. On March 30, 1999, the Court granted the defendants' motion to dismiss and dismissed the case with prejudice. The plaintiffs filed an appeal. On September 25, 2001, the United States Fifth Circuit Court of Appeals affirmed the dismissal of all claims except one; the court reversed the trial court's dismissal of a claim concerning the Company's disclosure about a patent relating to VASOMAX(R). The defendants have filed a motion to dismiss that one remaining claim, and that motion is still pending. The Company and the individual defendants believe that these actions are without merit and intend to defend against them vigorously. No estimate of loss or range of estimate of loss, if any, can be made at this time. Management believes there will be no material adverse effect related to this matter.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of the Company's Stockholders was held on June 20, 2002 to consider and vote upon the following proposals:

                  Election of Directors. The following individuals were nominated and elected as directors, with the following number of shares voted for and withheld with respect to each director.

                                               For          Withheld
                                            ---------       --------
                  Martin P. Sutter          9,701,286       262,838
                  Joseph S. Podolski        9,691,850       272,274
                  Steven Blasnik            9,701,175       262,949
                  Lloyd M. Bentsen, III     9,692,728       271,396
                  Timothy McInerney         9,705,636       258,488

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits

                           10.1+ Letter Agreement dated July 15, 2002 between the Company, Schering-Plough Ltd. and Schering-Plough Corporation.

                           99.1 Certification pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

                           99.2 Certification pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

                  b.       Reports on Form 8-K

                           The Company filed current reports on Form 8-K on June 19 and July 15, 2002 reporting events under Item 4 and a current report on Form 8-K on July 15, 2002 reporting an event under Item 5.


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


                               ZONAGEN, INC.


Date:  August 14, 2002
                               By:  /s/ Joseph S. Podolski
                                  ---------------------------------------------
                                   Joseph S. Podolski
                                   President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)

Date:  August 14, 2002
                               By: /s/ Louis Ploth, Jr.
                                  ---------------------------------------------
                                   Louis Ploth, Jr.
                                   Vice President Business Development and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.1+  Letter Agreement dated July 15, 2002 between the Company, Schering-Plough
       Ltd. and Schering-Plough Corporation.

99.1   Certification pursuant 18 U.S.C. Section 1350, as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

99.2   Certification pursuant 18 U.S.C. Section 1350, as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

+ Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act. Such omitted portions have been filed separately with the Commission.