Form 10-Q
period 2002-09-30
ZONAGEN INC
filed 2002-11-14
CIK 897075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

                                       or

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

         As of November 7, 2002, there were outstanding 11,502,877 shares of Common Stock, par value $.001 per share, of the Registrant.

                                  ZONAGEN, INC.
                          (A development stage company)

                    For the Quarter Ended September 30, 2002

                                      INDEX

                                                                                         PAGE
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS                                               3

PART I.  FINANCIAL INFORMATION                                                             4

Item 1.  Financial Statements

         Consolidated Balance Sheets:  September 30, 2002 (Unaudited)
         and December 31, 2001                                                             5

         Consolidated Statements of Operations: For the three months ended September 30, 2002 and 2001, nine months ended September
         30, 2002 and 2001, and from Inception (August 20, 1987)
         through September 30, 2002 (Unaudited)                                            6

         Consolidated Statements of Cash Flows: For the three months ended September 30, 2002 and 2001, nine months ended September
         30, 2002 and 2001, and from Inception (August 20, 1987)
         through September 30, 2002 (Unaudited)                                            7

         Notes to Consolidated Financial Statements                                        8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                        16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                       23

Item 4.  Controls and Procedures                                                          23

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                24

Item 6.  Exhibits and Reports on Form 8-K                                                 24

SIGNATURES                                                                                25

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

         The following unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                                       2002           2001
                                                                                   -------------   ------------
                                                                                    (unaudited)
                                ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                       $   5,689      $   1,521
     Marketable securities - short term                                                 21,704         28,535
     Product inventory                                                                      --          4,417
     Prepaid expenses and other current assets                                             696            787
                                                                                     ---------      ---------
              Total current assets                                                      28,089         35,260
LAB EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS, net                                   239            340
OTHER ASSETS, net                                                                          480          1,314
                                                                                     ---------      ---------
              Total assets                                                           $  28,808      $  36,914
                                                                                     =========      =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                $     243      $   1,723
     Accrued expenses                                                                      365            394
     Deferred revenue - short term                                                          --          2,114
                                                                                     ---------      ---------
              Total current liabilities                                                    608          4,231
                                                                                     ---------      ---------
DEFERRED REVENUE - LONG TERM                                                                --          2,114
STOCKHOLDERS' EQUITY
     Undesignated Preferred Stock, $.001 par value, 5,000,000
          shares authorized, none issued and outstanding                                    --             --
     Common Stock, $.001 par value, 20,000,000 shares authorized,
          11,908,225 and 11,765,516 shares issued, respectively;
          11,492,925 and 11,350,216 shares outstanding, respectively                        12             12
     Additional paid-in capital                                                        114,040        113,898
     Deferred compensation                                                                  (1)           (11)
     Cost of treasury stock, 415,300 shares                                             (7,484)        (7,484)
     Deficit accumulated during the development stage                                  (78,367)       (75,846)
                                                                                     ---------      ---------
              Total stockholders' equity                                                28,200         30,569
                                                                                     ---------      ---------
              Total liabilities and stockholders' equity                             $  28,808      $  36,914
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

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited and in thousands except per share amounts)

                                                                                                                 FROM INCEPTION
                                                        THREE MONTHS ENDED             NINE MONTHS ENDED        (AUGUST 20, 1987)
                                                          SEPTEMBER 30,                   SEPTEMBER 30,              THROUGH
                                                    -------------------------       -------------------------     SEPTEMBER 30,
                                                       2002            2001            2002            2001            2002
                                                    ---------       ---------       ---------       ---------   -----------------
Revenues
        Licensing fees                              $   3,170       $     560       $   4,227       $   1,633       $  28,754
        Product royalties                                  --              --              --              58             627
        Research and development grants                   213              --             213             115             400
        Interest income                                   153             339             568           1,230          12,561
                                                    ---------       ---------       ---------       ---------       ---------
              Total revenues                            3,536             899           5,008           3,036          42,342
EXPENSES
        Research and development                         (651)            738           5,852           2,136          89,060
        General and administrative                        802             437           1,677           1,430          21,918
        Interest expense and amortization
             of intangibles                                --              --              --              --             388
                                                    ---------       ---------       ---------       ---------       ---------
              Total expenses                              151           1,175           7,529           3,566         111,366
                                                    ---------       ---------       ---------       ---------       ---------

Loss from continuing operations                         3,385            (276)         (2,521)           (530)        (69,024)
Income (loss) from discontinued operations                 --              --              --              --          (1,828)
Gain on disposal                                           --              --              --              --             939
                                                    ---------       ---------       ---------       ---------       ---------
Net loss before cumulative effect of
     change in accounting principle                     3,385            (276)         (2,521)           (530)        (69,913)
Cumulative effect of change in accounting
     principle                                             --              --              --              --          (8,454)
                                                    ---------       ---------       ---------       ---------       ---------
NET PROFIT (LOSS)                                   $   3,385       $    (276)      $  (2,521)      $    (530)      $ (78,367)
                                                    =========       =========       =========       =========       =========

INCOME (LOSS) PER SHARE - BASIC AND DILUTED:
Loss from continuing operations                     $    0.30       $   (0.02)      $   (0.22)      $   (0.05)
Income from discontinued operations                        --              --              --              --
Gain on disposal                                           --              --              --              --
                                                    ---------       ---------       ---------       ---------
Net loss before cumulative effect of
     change in accounting principle                      0.30           (0.02)          (0.22)          (0.05)
Cumulative effect of change in accounting
     principle                                             --              --              --              --
                                                    ---------       ---------       ---------       ---------
NET PROFIT (LOSS)                                   $    0.30       $   (0.02)      $   (0.22)      $   (0.05)
                                                    =========       =========       =========       =========

Shares used in income (loss) per share calculation:
        Basic                                          11,402          11,335          11,382          11,332
        Diluted                                        11,402          11,335          11,382          11,332

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                                                                    FROM INCEPTION
                                                             THREE MONTHS ENDED             NINE MONTHS ENDED      (AUGUST 20, 1987)
                                                                SEPTEMBER 30,                 SEPTEMBER 30,             THROUGH
                                                           -----------------------       ----------------------      SEPTEMBER 30,
                                                             2002           2001           2002          2001            2002
                                                           --------       --------       --------      --------    -----------------
Cash Flows from Operating Activities
Net profit (loss)                                          $  3,385       $   (276)      $ (2,521)     $   (530)        (78,367)
Gain on disposal of discontinued operations                      --             --             --            --            (939)
Adjustments to reconcile net loss to net cash
used in operating activities:
        Noncash financing costs                                  --             --             --            --             316
        Noncash inventory impairment                             --             --          4,417            --           4,417
        Noncash patent impairment                                --             --          1,031            --           1,031
        Noncash decrease in accounts payable                 (1,308)            --         (1,308)           --          (1,308)
        Depreciation and amortization                            29             74            137           228           3,597
        Noncash expenses related to stock-based
             transactions                                       115             91            121           211           2,542
        Common stock issued for agreement not to
             compete                                             --             --             --            --             200
        Series B Preferred Stock issued for consulting
             services                                            --             --             --            --              18
Changes in operating assets and liabilities
(net effects of purchase of businesses in 1988 and 1994):
        (Increase) decrease in receivables                       (9)            --             (9)           --            (208)
        (Increase) decrease in inventory                         --            107             --           108          (4,447)
        (Increase) decrease in prepaid expenses and other
             current assets                                     158             33            147           168            (337)
        (Decrease) increase in accounts payable and
             accrued expenses                                    43           (167)          (201)         (527)          1,793
        (Decrease) increase in deferred revenue              (3,170)          (560)        (4,228)       (1,633)             --
                                                           --------       --------       --------      --------       ---------
Net cash used in operating activities                          (757)          (698)        (2,414)       (1,975)        (71,692)

CASH FLOWS FROM INVESTING ACTIVITIES
        (Purchase) maturities of marketable securities        3,936         (3,823)         6,832         1,780         (21,891)
        Capital expenditures                                    (49)            --            (49)           --          (2,268)
        Purchase of technology rights and other assets          (21)            (8)          (232)          (89)         (2,177)
        Cash acquired in purchase of FTI                         --             --             --            --               3
        Proceeds from sale of subsidiary, less
             $12,345 for operating losses during
             1990 phase-out period                               --             --             --            --             138
        Proceeds from sale of the assets of Fertility
             Technologies, Inc., subsidiary                      --             --             --            --           2,250
        Increase in net assets held for disposal                 --             --             --            --            (213)
                                                           --------       --------       --------      --------       ---------
Net cash provided by (used in) investing activities           3,866         (3,831)         6,551         1,691         (24,158)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of common stock                   --              4             31            16          84,228
        Proceeds from issuance of preferred stock                --             --             --            --          23,688
        Purchase of treasury stock                               --             --             --            --          (7,484)
        Proceeds from issuance of notes payable                  --             --             --            --           2,839
        Principal payments on notes payable                      --             --             --            --          (1,732)
                                                           --------       --------       --------      --------       ---------
Net cash provided by financing activities                        --              4             31            16         101,539
                                                           --------       --------       --------      --------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          3,109         (4,525)         4,168          (268)          5,689
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              2,580          6,768          1,521         2,511              --
                                                           --------       --------       --------      --------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  5,689       $  2,243       $  5,689      $  2,243       $   5,689
                                                           ========       ========       ========      ========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)

NOTE 1  --  ORGANIZATION AND OPERATIONS

         Zonagen, Inc. ("Zonagen" or the "Company"), a Delaware corporation, was organized on August 20, 1987 ("Inception") and is a development stage company. Zonagen is engaged in the development of pharmaceutical products that address diseases and conditions associated with the human reproductive system. From Inception through September 30, 2002, the Company has been primarily engaged in research and development and clinical development.

         Due to the April 2002 withdrawal of the Marketing Authorization Application ("MAA") for VASOMAX(R) in the United Kingdom by Schering-Plough Corporation ("Schering-Plough"), the worldwide licensee of VASOMAX(R); the subsequent July 2002 mutual termination of the license agreements with Schering-Plough ("Schering-Plough Agreements"); along with the continued uncertainty relating to the Company's phentolamine-based products, which include VASOMAX(R); the Company resumed its search that was previously terminated in January 2002 for strategic alternatives for the redeployment of the Company's assets in an attempt to maximize shareholder value. This search resulted in the signing of a definitive merger agreement with Lavipharm Corp. ("Lavipharm") to merge in a tax-free, stock-for-stock transaction which was announced on October 30, 2002. The terms of the merger agreement have been approved by the boards of directors of both Zonagen and Lavipharm. See Note 10 - Subsequent Events in the notes to consolidated financial statements in this Form 10-Q, for additional information regarding this merger. See Note 6 - License, Research and Development Agreements for additional information regarding the termination of the Schering-Plough Agreements.

         Following the April 2002 withdrawal of the MAA for VASOMAX(R) in the United Kingdom by Schering-Plough, the Company further scaled back its internal research and development spending activities to maintain its cash reserves for future redeployment. The Company continues to focus its research efforts toward the three Small Business Innovative Research ("SBIR") Grants that it received during 2002. These grants provide the Company with funds to support various research projects. The Company is currently doing research on a new compound for the treatment of endometriosis under a Phase II grant of $836,441, performing research in the area of breast cancer under a Phase I grant of $108,351 and performing research charactering the immune response achieved utilizing the Company's proprietary adjuvant under a Phase I grant of $98,625.

         Due to the future uncertainty surrounding the VASOMAX(R) product and the fact that the Company is not presently committing resources toward the approval of VASOMAX(R), the Company wrote-off both its bulk phentolamine inventory previously valued at $4.4 million and its VASOMAX(R) patent estate previously valued at approximately $1.0 million in the three-month period ended June 30, 2002. In addition, in the quarter ended September 30, 2002, the Company

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)

recognized the remaining $3.2 million of deferred revenue relating to the Schering-Plough Agreements. As of June 30, 2002, the Company had a remaining obligation to Schering-Plough of approximately $1.3 million. Due to the termination of the Schering-Plough Agreements in July of 2002, the $1.3 million payable was forgiven and was reduced to zero on the Company's balance sheet in the three-month period ended September 30, 2002. This $1.3 million forgiveness was recorded as a reduction of research and development expense. See Note 6 - License, Research and Development Agreements in the notes to consolidated financial statements in this Form 10-Q, for additional information regarding the termination of the Schering-Plough Agreements.

         The Company has incurred several delays relating to the regulatory approval of its lead product VASOMAX(R). In addition to the delays encountered by the Company in the year 2002, the Company had also encountered delays starting in August 1999, when the U.S. Food and Drug Administration ("FDA") placed the Company's phentolamine-based products, which include both VASOMAX(R) and Vasofem(TM), on clinical hold in the U.S. based on a finding of brown fat proliferations in a two-year rat study. In May 2000, the FDA upgraded the status of VASOMAX(R) to a partial clinical hold pending additional animal data and in October 2000, allowed Zonagen to conduct a mechanistic study to address their concerns. In July 2002, the Company submitted the final results from the one year mechanistic study to the FDA. In October 2002, Zonagen representatives, including outside consultants, met with the full Cancer Assessment Committee of the FDA. The meeting was held for the purpose of reviewing final data from the one year mechanistic study. Zonagen has not yet received any recommendation from the full Cancer Assessment Committee regarding lifting of the partial clinical hold.
         Having the U.S. partial clinical hold lifted is one of several critical factors in the approval process for VASOMAX(R) and the Company's other future phentolamine-based product candidates in the U.S. See "Item 1. Description of Business -- Business Risks" in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001 for a more complete description of the Company's risks.

         The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings and corporate collaborations. In the event the proposed merger with Lavipharm does not occur, the Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if appropriate, if the FDA or other regulatory approvals are obtained. The Company believes that its existing capital resources under its current operating plan will be sufficient to fund its operations through at least the end of 2004 if the proposed merger with Lavipharm does not occur.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)

NOTE 2  --  REVENUE RECOGNITION

         During 2000, the Company adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The cumulative effect of adopting SAB 101 at January 1, 2000 resulted in a one-time, non-cash charge of $8.5 million, with a corresponding increase to deferred revenue that has been recognized in subsequent periods. The $8.5 million represents portions of 1997 and 1998 payments received from Schering-Plough in consideration for the exclusive license of the Company's VASOMAX(R) product for the treatment of MED. Included in licensing fees for the three-month periods ended September 30, 2002 is $3.2 million, the remaining portion of deferred revenue from the Schering-Plough Agreements. Due to the termination of the Schering-Plough Agreements in July 2002, the Company recognized the remaining $3.2 million of deferred revenue in accordance with SAB 101 in the quarter ending September 30, 2002.

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

NOTE 5  --  PATENTS

         As of September 30, 2002, the Company had approximately $480,000 in capitalized patents reflected on its balance sheet. Of this amount $233,000 relate to patents for Zonagen's Selective Progesterone Receptor Modulators ("SPRM") which is being developed as an oral treatment for endometriosis through an SBIR grant; $110,000 relates to vaccine adjuvant technologies; $92,000 relates to prostate cancer vaccine technologies; and $45,000 relates to various other technologies.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)

If the merger of Zonagen and Lavipharm is completed and Lavipharm does not continue to progress the technologies of Zonagen and if Lavipharm cannot out-license Zonagen's technologies to another entity, then part or all of the capitalized patents value at that time could be impaired.

         Due to the termination of the Schering-Plough Agreements in July 2002, the future uncertainty surrounding the VASOMAX(R) product and the fact that the Company is not presently committing resources toward the approval of VASOMAX(R), the Company wrote-off its VASOMAX(R) patent estate previously valued at approximately $1.0 million in the three-month period ended June 30, 2002.

NOTE 6  --  LICENSE, RESEARCH AND DEVELOPMENT AGREEMENTS

Schering-Plough Corporation

         On April 29, 2002, Zonagen announced that it had been informed by Schering-Plough, the worldwide licensee of VASOMAX(R), that the Marketing Authorization Application ("MAA") for VASOMAX(R) which was submitted to the United Kingdom Medicines Control Agency ("MCA") by Schering-Plough in December 2001 would be withdrawn. This decision was made following their review of the comments received from the Committee on Safety of Medicines regarding the VASOMAX(R) submission. VASOMAX(R) is an oral therapy for the treatment of male erectile dysfunction ("MED").

         On July 15, 2002, the Company and Schering-Plough announced that they had mutually agreed to terminate the worldwide licensing agreements dated as of November 14, 1997 that cover Zonagen's phentolamine-based technologies for sexual dysfunction which include VASOMAX(R). In exchange for the termination, the Company paid to Schering-Plough a nominal cash fee upon execution of the termination agreement and agreed to make a milestone payment to Schering-Plough in the event that worldwide annual sales of VASOMAX(R) exceed a certain amount, which payment may be paid in several installments. In addition, the Company agreed to make royalty payments to Schering-Plough based on a percentage of future sales of VASOMAX(R) in Brazil and other countries in which there existed certain patent rights at the time of the termination. The Company's obligation to make royalty payments terminates after aggregate royalties paid under this termination agreement reach a certain maximum amount. Also, the Company agreed to make royalty payments to Schering-Plough based on future sales of certain combination products covered by combination patents controlled by Schering-Plough. These royalty payments are not subject to the cap on royalty payments for VASOMAX(R) sales described above. Included in the rights returned to Zonagen were all licenses, options and other rights with respect to Zonagen's phentolamine-based products, Zonagen's combination products, patent rights, know-how and trademarks for the treatment of sexual dysfunction for both men and

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)

women. Schering-Plough will transfer and assign to Zonagen rights, title and interest in and to any and all New Drug Applications or similar foreign submissions or approvals. Zonagen will thereafter be solely responsible for all obligations in the relevant countries with respect to such submissions and approvals.

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

         Included in the Company's balance sheet as of June 30, 2002 and December 31, 2001 under the caption "accounts payable" was an obligation to Schering-Plough of approximately $1.3 million and $1.6 million, respectively. This obligation was originally $2.4 million prior to any repayments made by the Company to Schering-Plough and represents costs relating to a portion of a shared clinical development program regarding the Company's VASOMAX(R) product. During April 2001, Schering-Plough agreed to accept payment of the Company's $2.4 million obligation to Schering-Plough via cash payments aggregating $1 million, a transfer of $933,000 in bulk phentolamine inventory and a $467,000 reduction in future royalties and milestone payments payable to the Company. In March 2002, the Company settled its $1 million cash obligation with its final cash payment of approximately $309,000. As of June 30, 2002, the Company had a remaining obligation to Schering-Plough of approximately $1.3 million which the Company and Schering-Plough had agreed would be satisfied through the transfer of bulk phentolamine and a reduction in future royalty and milestone payments as described above. Due to the termination of the Schering-Plough Agreements in July of 2002, the $1.3 million payable was forgiven and reduced to zero on the Company's balance sheet and offset against research and development expenses in the three-month period ended September 30, 2002.

NOTE 7  --  STOCK OPTIONS AND STOCK GRANTS

         In March 2002 the Company granted incentive stock options to purchase 275,000 shares of common stock at $4.34, the fair value of the stock when issued to its President and Chief Executive Officer, Joseph Podolski. Of these options, 225,000 shares have performance-based vesting provisions tied to certain milestones relating to the approval of VASOMAX(R). In June 2002 the Company granted incentive stock options to purchase 30,000 shares at $1.70, the fair value of the stock when issued, to its Board of Directors due to their re-election. During the quarter ended September 30, 2002 approximately 35,500 options expired. These options related to prior employees that had been laid-off in July 2000. As part of the severance packages provided to these employees, the Company had extended the expiration period of their stock options by 2 years.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)

         On September 19, 2002, Zonagen's Board of Directors granted the remaining employees of Zonagen a total of 105,000 shares. For the quarter ended September 30, 2002, the Company recorded a compensation charge of $111,000, the fair value of the shares granted.

NOTE 8  --  EARNINGS (LOSS) PER SHARE

         Basic EPS is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as fully diluted EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method of potentially dilutive outstanding options. Common stock equivalents of 1,612,463 for both the three and nine-month periods ended September 30, 2002 were excluded from the calculation of dilutive EPS since they were antidilutive.

NOTE 9  --  COMMITMENTS AND CONTINGENCIES

         Certain purported class action complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder were filed against the Company and certain of its officers and directors. These complaints were filed in the United States District Court for the Southern District of Texas in Houston, Texas and were consolidated on May 29, 1998. The plaintiffs purported to bring the suit on behalf of all purchasers of Zonagen common stock between February 7, 1996 and January 9, 1998. The plaintiffs asserted that the defendants made materially false and misleading statements and failed to disclose material facts about the patents and patent applications of the Company relating to VASOMAX(R) and Chito-ZN (formerly named ImmuMax(TM)) and about the Company's clinical trials of VASOMAX(R). The plaintiffs sought to have the action declared to be a class action, and to have recessionary or compensatory damages in an unstated amount, along with interest and attorney's fees. On March 30, 1999, the Court granted the defendants' motion to dismiss and dismissed the case with prejudice. The plaintiffs filed an appeal. On September 25, 2001, the United States Fifth Circuit Court of Appeals affirmed the dismissal of all claims except one; the court reversed the trial court's dismissal of a claim concerning the Company's disclosure about a patent relating to VASOMAX(R). Discovery is proceeding. The Company and the individual defendants believe that these actions are without merit and intend to defend against them vigorously. No estimate of loss or range of estimate of loss, if any, can be made at this time. Management believes there will be no material adverse effect related to this matter.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)

NOTE 10  --  SUBSEQUENT EVENTS

         Proposed Merger between Zonagen, Inc. and Lavipharm Corp.

         On October 30, 2002, Zonagen and Lavipharm Corp. ("Lavipharm"), located in East Windsor, New Jersey, announced that they had entered into a definitive agreement to merge in a tax-free, stock-for-stock transaction. Lavipharm's major shareholder is Lavipharm S.A., a Greek corporation with shares traded on the Athens Stock Exchange.

         Under the terms of the merger agreement, which has been approved by the boards of directors of Zonagen and Lavipharm, the holders of Lavipharm common stock and Series A preferred stock together will receive an amount of shares of Zonagen common stock that would provide them with 40% of the total shares of Zonagen common stock outstanding following the merger. In addition, Lavipharm S.A., the holder of Lavipharm Corp.'s Series B preferred stock, will receive 2,000,000 shares of Zonagen common stock in connection with the repayment of $10,000,000 of Lavipharm indebtedness.

         Certain holders of Lavipharm common stock and Series A preferred stock will be entitled to receive additional shares of Zonagen common stock upon the achievement of certain earn-out milestones. Based upon the number of shares of Zonagen common stock outstanding as of October 29, 2002, Zonagen would issue approximately 7.7 million shares at the closing of the merger and up to approximately 9.6 million additional shares if all of the earn-out milestones are achieved, which amount would result in existing Lavipharm stockholders owning 60% of the total shares of Zonagen common stock outstanding, excluding the 2,000,000 shares described above. Zonagen's obligation to issue earn-out shares expires on December 31, 2003. The consummation of the merger is conditioned upon customary closing conditions, including the approval of Zonagen's stockholders.

         Bridge Loan to Lavipharm

         On November 8, 2002, the Company completed a $1 million bridge loan to Lavipharm that was secured by certain assets. It is anticipated that Lavipharm will repay this loan upon the completion of a bridge financing prior to the closing of the merger. If they do not repay this loan prior to closing, Zonagen will be allowed to reduce the amount of cash they

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)

are required to have at the closing of the merger by the amount owed by Lavipharm under this bridge loan.

         Phentolamine/Brown Fat Mechanistic Study Update

         In October 2002, Zonagen representatives, including outside consultants, met with the full Cancer Assessment Committee of the FDA. The meeting was held for the purpose of reviewing final data from a one year rat study designed to elucidate the mechanism for phentolamine induced brown fat proliferation observed in a prior two-year study. The Company's product Vasomax is currently on partial clinical hold in the U.S. because of those findings from that two-year study. Following the meeting, Zonagen has not yet received any recommendation from the full Cancer Assessment Committee regarding lifting of the partial clinical hold.

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

OVERVIEW

         Zonagen, Inc. ("Zonagen" or the "Company"), a Delaware corporation, was organized on August 20, 1987 ("Inception") and is a development stage company. Zonagen is engaged in the development of pharmaceutical products that address diseases and conditions associated with the human reproductive system. From Inception through September 30, 2002, the Company has been primarily engaged in research and development and clinical development.

         Due to the April 2002, withdrawal of the Marketing Authorization Application ("MAA") for VASOMAX(R) in the United Kingdom by Schering-Plough Corporation ("Schering-Plough"), the worldwide licensee of VASOMAX(R); the subsequent July 2002 mutual termination of the license agreements with Schering-Plough ("Schering-Plough Agreements"); along with the continued uncertainty relating to the Company's phentolamine-based products, which include VASOMAX(R); the Company resumed its search that was previously terminated in January 2002 for strategic alternatives for the redeployment of the Company's assets in an attempt to maximize shareholder value. This search resulted in the signing of a definitive merger agreement with Lavipharm Corp. ("Lavipharm") to merge in a tax-free, stock-for-stock transaction which was announced on October 30, 2002. The terms of the merger agreement, have been approved by the board of directors of both Zonagen and Lavipharm. Upon completion of the merger, Dr. Athanase Lavidas, Chairman of Lavipharm Corp., will become the Chairman of the Board of Directors of this merged entity. Lavipharm's executive management team will become the executive management team of the merged company, which will be renamed, "Lavipharm Corporation." Lavipharm's major shareholder is Lavipharm S.A., a Greek corporation with shares traded on the Athens Stock Exchange.

         Under the terms of the merger agreement, which has been approved by the boards of directors of Zonagen and Lavipharm, the holders of Lavipharm common stock and Series A preferred stock together will receive an amount of shares of Zonagen common stock that would provide them with 40% of the total shares of Zonagen common stock outstanding following the merger. In addition, Lavipharm S.A., the holder of Lavipharm Corp.'s Series B preferred stock, will receive 2,000,000 shares of Zonagen common stock in connection with the repayment of $10,000,000 of Lavipharm indebtedness.

         Certain holders of Lavipharm common stock and Series A preferred stock will be entitled to receive additional shares of Zonagen common stock upon the achievement of certain earn-out milestones. Based upon the number of shares of Zonagen common stock outstanding as of October 29, 2002, Zonagen would issue approximately 7.7 million shares at the closing of the merger and up to approximately 9.6 million additional shares if all of the earn-out milestones are achieved, which amount would result in existing Lavipharm stockholders owning 60% of the total shares of Zonagen common stock outstanding, excluding the 2,000,000 shares described above. Zonagen's obligation to issue earn-out shares expires on December 31, 2003.

         Zonagen's board of directors has received a fairness opinion from CIBC World Markets Corp. in connection with the merger.

         The consummation of the merger is conditioned upon customary closing conditions, including the approval of Zonagen's stockholders.

         It is anticipated that after the merger Lavipharm will focus on development of its drug formulation and drug delivery technologies.

         Lavipharm is an innovative drug formulation and drug delivery company. Lavipharm combines proprietary particle engineering, solubilization and formulation technologies with its expertise in drug delivery to improve pharmaceutical and over-the-counter products and drug candidates developed by other companies. Lavipharm applies its technologies to drugs in the early stage of development including small molecules, peptides and proteins, and to drugs that are currently marketed but have not performed to their full market potential. Lavipharm's technologies can further enhance the value of currently marketed drugs by attempting to improve their pharmaco-kinetic profile, thereby potentially improving patient compliance and/or extending patent protection. By developing creative solutions to enhance delivery of drug molecules, Lavipharm also assists its customer base in differentiating their products from those of the competition. By improving existing products in less time, at a potentially lower risk of failure, and at potentially lower costs than required to develop new chemical entities, Lavipharm believes it can add scientific and commercial value to pharmaceutical company products, both in the short and longer term. For more information, visit Lavipharm's website at http://www.lavipharm.com.

         A copy of the merger agreement and additional information regarding the merger have been filed on Form 8K with the SEC on October 30, 2002.

         On November 8, 2002, the Company completed a $1 million bridge loan to Lavipharm that was secured by certain assets. It is anticipated that Lavipharm will repay this loan upon the completion of a bridge financing prior to the closing of the merger. If they do not repay this loan prior to closing, Zonagen will be allowed to reduce the amount of cash they are required to have at the closing of the merger by the amount owed by Lavipharm under this bridge loan.

         Following the April 2002 withdrawal of the MAA for VASOMAX(R) in the United Kingdom by Schering-Plough, the Company continued scaling back its internal research and development spending activities to maintain its cash reserves for future redeployment. The Company continues to focus its research efforts toward the three Small Business Innovative Research ("SBIR") Grants that it received during 2002. These grants provide the Company with funds to support various research projects. The Company is currently doing research on a new compound for the treatment of endometriosis under a Phase II grant of $836,441, performing research in the area of breast cancer under a Phase I grant of $108,351 and performing research charactering the immune response achieved utilizing its proprietary adjuvant under a Phase I grant of $98,625.

         Due to the future uncertainty surrounding the VASOMAX(R) product and the fact that the Company is not presently committing resources toward the approval of VASOMAX(R), the Company wrote-off both its bulk phentolamine inventory previously valued at $4.4 million and its VASOMAX(R) patent estate previously valued at approximately $1.0 million in the three-month period ended June 30, 2002. In addition, in the quarter ended September 30, 2002, the Company recognized the remaining $3.2 million of deferred revenue relating to the Schering-Plough Agreements. As of June 30, 2002, the Company had a remaining obligation to Schering-Plough of approximately $1.3 million. Due to the termination of the Schering-Plough Agreements in July of 2002, the $1.3 million payable was forgiven and was reduced to zero on the Company's balance sheet in the three-month period ended September 30, 2002. Due to this reduction in accounts payable, research and development expenses were offset by the same amount. See Note 5 - License, Research and Development Agreements in the notes to consolidated financial statements in this Form 10-Q, for additional information regarding the termination of the Schering-Plough Agreements.

         The Company has incurred several delays relating to the regulatory approval of its lead product VASOMAX(R). In addition to the delays encountered by the Company in the year 2002, the Company had also encountered delays starting in August 1999, when the U.S. Food and Drug Administration ("FDA") placed the Company's phentolamine-based products, which include both VASOMAX(R) and Vasofem(TM), on clinical hold in the U.S. based on a finding of brown fat proliferations in a two-year rat study. In May 2000, the FDA upgraded the status of VASOMAX(R) to a partial clinical hold pending additional animal data and in October 2000, allowed Zonagen to conduct a mechanistic study to address their concerns. In July 2002, the Company submitted the final results from the one year mechanistic study to the FDA. In October 2002, Zonagen representatives, including outside consultants, met with the full Cancer Assessment Committee of the FDA. The meeting was held for the purpose of reviewing final data from the one year mechanistic study. Zonagen has not yet received any recommendation from the full Cancer Assessment Committee regarding lifting of the partial clinical hold.

         The data presented by Zonagen's consultants suggests that phentolamine neither induces nor promotes proliferation of brown fat. Unlike the first study, no hibernomas or brown fat proliferations were observed in any animals. Furthermore, there were no cellular signals detected that would suggest phentolamine possesses any carcinogenic potential in general or proliferative effects on brown fat in particular. In the first study, a non dose dependent appearance of hibernomas was seen primarily in male animals. The mechanistic study was designed with the intention of understanding the potential role of phentolamine in producing those tumors. In the mechanistic study both young and old animals were exposed to chronic doses of phentolamine. It was thought that the lifelong exposure of phentolamine to young rats may have been the cause of the hibernomas since younger animals have more brown fat in general. In the mechanistic study neither young nor old animals developed hibernomas.

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

         The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings and corporate collaborations. If the Company were to continue its operations it would require substantial funds for its research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if appropriate, if the FDA or other regulatory approvals are obtained. The Company believes that its existing capital resources under its current operating plan will be sufficient to fund its operations through at least the end of 2004, if the proposed merger does not occur. There can be no assurance that changes in the Company's current strategic plans or other events will not result in accelerated or unexpected expenditures.

         Zonagen's results of operations may vary significantly from year to year and quarter to quarter, and depend, among other factors, on the approval by our shareholders and completion of the proposed merger with Lavipharm and assuming completion of the merger, the amount of expenditures of the merged company on the technologies of the merged company, the regulatory approval process in the United States and other foreign jurisdictions, the signing of new licenses and product development agreements, the timing of revenues recognized pursuant to license agreements, the achievement of milestones by licensees or the Company, the progress of clinical trials conducted by the licensees and the Company and the levels of research, marketing and administrative expense. The timing of the Company's revenues may not match the timing of the Company's associated product development expenses. To date, research and development expenses have generally exceeded revenue in any particular period and/or fiscal year.

         As of September 30, 2002, the Company had an accumulated deficit of $78.4 million. Losses have resulted principally from costs incurred in conducting clinical trials for VASOMAX(R) and Vasofem(TM), in research and development activities related to efforts to develop the Company's products and from the associated administrative costs required to support those efforts. There is no assurance that, if the merger with Lavipharm is completed, any of the Company's products will be developed any further. There can be no assurance that the Company will be able to successfully complete the transition from a development stage company to the successful introduction of commercially viable products. The Company's ability to achieve profitability will depend, among other things, on successfully completing the development of its products in a reasonable time frame and at a reasonable cost, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others that possess such capabilities, the Company's and its partners' ability to realize value from the Company's research and development programs through the commercialization of those products and raising sufficient funds to finance its activities. There can be no assurance that the

Company will be able to achieve profitability or that profitability, if achieved, can be sustained. See "Item 1. Description of Business -- Business Risks -- Uncertainties Related to Early Stage of Development," " -- Business Risks -- History of Operating Losses; Accumulated Deficit" and "Note 1. Organization and Operations" of Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001.

         Results of Operations

         During 2000, the Company adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The cumulative effect of adopting SAB 101 at January 1, 2000 resulted in a one-time, non-cash charge of $8.5 million, with a corresponding increase to deferred revenue that has been recognized in subsequent periods. The $8.5 million represents portions of 1997 and 1998 payments received from Schering-Plough in consideration for the exclusive license of the Company's VASOMAX(R) product for the treatment of MED. Included in licensing fees for the three-month periods ended September 30, 2002 and 2001 is approximately $3.2 million and $529,000, respectively, of revenue that was recognized in prior years relating to the adoption of SAB 101. Due to the termination of the Schering-Plough Agreements in July 2002, the Company recognized the remaining $3.2 million of deferred revenue in the quarter ended September 30, 2002.

         As of June 30, 2002, the Company had a remaining obligation to Schering-Plough of approximately $1.3 million representing costs associated with a joint clinical development program for VASOMAX(R) which the Company and Schering-Plough had previously agreed would be satisfied through the transfer of bulk phentolamine and a reduction in future royalty and milestone payments. Due to the termination of the Schering-Plough Agreements in July of 2002, the $1.3 million payable was forgiven and reduced to zero on the Company's balance sheet for the period ended September 30, 2002. The same $1.3 million was offset against research and development expenses which reduced those expenses for the three-month period ended September 30, 2002.

THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

         Total revenues for the three-month period ended September 30, 2002 increased to $3.5 million as compared with $899,000 for the same period in the prior year and were approximately $5.0 million for the nine-month period ended September 30, 2002 as compared to $3.0 million for the same period in the prior year. Total revenues reflect the adoption of SAB 101 effective January 1, 2000. Due to the termination of the Schering-Plough Agreements in July of 2002, the Company recognized the remaining $3.2 million of deferred revenue relating to those agreements in the three-month period ended September 30, 2002.

         Licensing fees for the three-month period ended September 30, 2002 were $3.2 million as compared to $560,000 for the same period in the prior year. Licensing fees for the nine-month period ended September 30, 2002 were $4.2 million as compared to $1.6 million for the same period in the prior year. Due to the termination of the Schering-Plough Agreements in July 2002, the Company recognized the remaining $3.2 million of deferred revenue in the quarter ended September 30, 2002. Small Business Innovative Research ("SBIR") research and development grant revenue for the three-month period ended September 30, 2002 was $213,000 as compared to zero for the same period in the prior year and $213,000 for the nine-month period ended September 30, 2002 as compared to $115,000 for the same period in the prior year. The Company received three SBIR grants in 2002 aggregating in excess of $1.0 million and started performing the associated research relating to those grants in the third quarter ended September 30, 2002. Prior SBIR grant funded research was performed in 2001 but was concluded in the second quarter ended June 30, 2001.

         Product royalties from sales of VASOMAX(R) were zero for both three-month periods ended September 30, 2002 and 2001 and were zero for the nine-month period ended September 30, 2002 as compared to $58,000 for the same period in the prior year. As a result of the termination of the Schering-Plough Agreements in July 2000, the Company does not expect to receive any royalties in the foreseeable future.

         Interest income decreased 55% to $153,000 for the three-month period ended September 30, 2002 as compared with $339,000 for the same period in the prior year and decreased 54% to $568,000 for the nine-month period ended September 30, 2002 as compared to $1.2 million for the same period in the prior year. This decrease is due to a reduction in interest rate yields and lower cash balances.

         Research and Development Expenses. Research and development (R&D) expenses for the three-month period ended September 30, 2002 were $(651,000) as compared to $738,000 for the same period last year and were $5.9 million for the nine-month period ended September 30, 2002 as compared to $2.1 million for the same period last year. Due to the termination of the Schering-Plough Agreements in July 2002, the future uncertainty surrounding the VASOMAX(R) product and the fact that the Company is not presently committing resources toward the approval of VASOMAX(R), the Company wrote-off both its bulk phentolamine inventory previously valued at $4.4 million and its VASOMAX(R) patent estate previously valued at approximately $1.0 million in the three-month period ended June 30, 2002 and in July 2002 a liability due to Schering-Plough of $1.3 million relating to a prior joint clinical development program for VASOMAX(R) was forgiven and taken as a reduction to R&D expenses. In addition, R&D expenses in the three-month period ended June 30, 2002 were reduced by $188,000 due to a reimbursement of prior clinical expenses for VASOMAX(R) that was received from a clinical research organization after a reconciliation was completed comparing actual expenses to payments made by the Company. R&D expenses excluding the four adjustments listed above would have been $658,000 for the three-month period ended September 30, 2002 and $1.9 million for the nine-month period ended September 30, 2002.

         General and Administrative Expenses. General and administrative ("G&A") expenses increased by 83% to $802,000 for the three-month period ended September 30, 2002 as compared to $437,000 for the same period in the prior year. G&A expenses increased by 17% to $1.7 million for the nine-month period ended September 30, 2002 as compared to $1.4 million for the same period in the prior year. The increase in expenses for the three-month period ended September 30, 2002 as compared to the same period in the prior year is primarily due to the increase in costs associated with the costs of reviewing potential strategic alternative opportunities. The increase in expenses for the nine-month period ended September 30, 2002 as compared to the same period in the prior year is primarily due to the increase in costs associated with potential strategic alternative opportunities, increase in insurance rates and personnel expenses offset by a discontinuation of quarterly amortization expenses relating to a non-cash compensation charge for stock options previously issued in December 1996 that was fully amortized by December 31, 2001.

         There can be no assurance that profitability can be achieved or if achieved, can be sustained. See "Item 1. Description of Business -- Business Risks -- Uncertainties Related to Early Stage of Development," " -- Business Risks -- History of Operating Losses; Accumulated Deficit" in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Since Inception, the Company has financed its operations primarily with proceeds from private placements and public offerings of equity securities and with funds received under collaborative agreements. Zonagen has received a total of $20.0 million from Schering-Plough from inception of its collaboration through September 30, 2002 and has received $627,000 in royalty payments from the sale of VASOMAX(R) in Mexico and Brazil.

         The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and G&A expenses required to support those activities. Net cash of approximately $757,000 was used in operating activities during the three-month period ended September 30, 2002 as compared to $698,000 for the same period in the prior year. Net cash of approximately $2.4 million was used in operating activities during the nine-month period ended September 30, 2002 as compared to $2.0 million for the same period in the prior year. Included in the $2.4 million net cash used in operating activities for the nine-month period ended September 30, 2002 is a payment of approximately $309,000 which was made to Schering-Plough as reimbursement for prior shared clinical development costs for VASOMAX(R). The Company had cash, cash equivalents and marketable securities of approximately $27.4 million at September 30, 2002 as compared to approximately $30.1 million at December 31, 2001.

         The Company believes that its existing capital resources under its current operating plan will be sufficient to fund its operations through at least the end of 2004, if the proposed merger does not occur. The Company's capital requirements will depend on many factors, including the approval of the Lavipharm merger by our shareholders and completion of that merger, the amount of expenditures of the merged company on the technologies of the merged company; whether the FDA lifts its partial clinical hold on VASOMAX(R) and the Company's other product candidates that contain phentolamine; the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's clinical and preclinical activities; the Company's ability to enter into collaborative agreements with any future collaborators and costs associated with any of those collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of VASOMAX(R) and the Company's other products; the Company's ability to obtain regulatory approvals including the obtaining of the timely lifting of the FDA's partial clinical hold on the Company's phentolamine based products; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

         The Company's chief executive officer and chief financial officer have evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act) as of September 30, 2002 and concluded that those disclosure controls and procedures are effective.

         There have been no changes in the Company's internal controls or in other factors known to the Company that could significantly affect these controls subsequent to their evaluation, nor any corrective actions with regards to significant deficiencies and material weaknesses.

         While the Company believes that its existing disclosure controls and procedures have been effective to accomplish the objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Certain purported class action complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder were filed against the Company and certain of its officers and directors. These complaints were filed in the United States District Court for the Southern District of Texas in Houston, Texas and were consolidated on May 29, 1998. The plaintiffs purported to bring the suit on behalf of all purchasers of Zonagen common stock between February 7, 1996 and January 9, 1998. The plaintiffs asserted that the defendants made materially false and misleading statements and failed to disclose material facts about the patents and patent applications of the Company relating to VASOMAX(R) and Chito-ZN (formerly named ImmuMax(TM)) and about the Company's clinical trials of VASOMAX(R). The plaintiffs sought to have the action declared to be a class action, and to have recessionary or compensatory damages in an unstated amount, along with interest and attorney's fees. On March 30, 1999, the Court granted the defendants' motion to dismiss and dismissed the case with prejudice. The plaintiffs filed an appeal. On September 25, 2001, the United States Fifth Circuit Court of Appeals affirmed the dismissal of all claims except one; the court reversed the trial court's dismissal of a claim concerning the Company's disclosure about a patent relating to VASOMAX(R). Discovery is proceeding. The Company and the individual defendants believe that these actions are without merit and intend to defend against them vigorously. No estimate of loss or range of estimate of loss, if any, can be made at this time. Management believes there will be no material adverse effect related to this matter.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits

                           99.1   Certification pursuant 18 U.S.C. Section
                           1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

                           99.2   Certification pursuant 18 U.S.C. Section
                           1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

                  b.       Reports on Form 8-K

                           The Company filed current reports on Form 8-K on July 15, 2002 reporting events under Item 4 and a current report on Form 8-K on July 15, 2002 reporting an event under Item 5.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     ZONAGEN, INC.


Date:  November 14, 2002
                                                     By:     /s/ Joseph S. Podolski
                                                        -------------------------------------------------
                                                             Joseph S. Podolski
                                                             President and
                                                             Chief Executive Officer
                                                             (Principal Executive Officer)

Date:  November 14, 2002
                                                     By:     /s/ Louis Ploth, Jr.
                                                        -------------------------------------------------
                                                             Louis Ploth, Jr.
                                                             Vice President Business Development and
                                                             Chief Financial Officer
                                                             (Principal Financial and Accounting Officer)

                                  CERTIFICATION

I, Joseph S. Podolski, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Zonagen, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
                                         By:      /s/ Joseph S. Podolski
                                            ------------------------------------
                                                  Joseph S. Podolski
                                                  President and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)

                                  CERTIFICATION

I, Louis Ploth, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Zonagen, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
                                         By:      /s/ Louis Ploth, Jr.
                                            ------------------------------------
                                                  Louis Ploth, Jr.
                                                  Vice President Business
                                                  Development and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                     EXHIBIT
-----------                     -------
   99.1                --  Certification pursuant 18 U.S.C. Section
                           1350, as adopted pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

   99.2                --  Certification pursuant 18 U.S.C. Section
                           1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).