Form 10-K
period 2002-12-31
ZONAGEN INC
filed 2003-04-10
CIK 897075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

        [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO
                           COMMISSION FILE NO. 0-21198

                               ------------------

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

              ----------------------------------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule of the act).  Yes [ ]   No [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $15,420,000 as of June 28, 2002, the last business day of the registrants most recently completed second fiscal quarter, based on the closing sales price of the registrant's common stock on the Nasdaq National Market on such date of $1.50 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the shares of the registrant's common stock are assumed to be affiliates. As of March 14, 2003, 11,504,984 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain Part III information is incorporated by reference from the registrant's proxy statement for its 2003 annual meeting of stockholders anticipated to be filed with the Securities and Exchange Commission within 120 days of the end of the registrant's fiscal year.

                                  ZONAGEN, INC.
                          2001 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


                                                                                                           PAGE
                                                                                                           ----
PART I
Item 1.     Description of Business                                                                          3
Item 2.     Properties                                                                                      14
Item 3.     Legal Proceedings                                                                               14
Item 4.     Submission of Matters to a Vote of Security Holders                                             14

PART II
Item 5.     Market for Common Equity and Related Stockholder Matters                                        15
Item 6.     Selected Consolidated Financial Data                                                            17
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations           20
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                                      26
Item 8.     Financial Statements                                                                            26
Item 9.     Changes in and disagreements with Accountants on Accounting and Financial Disclosure            26

PART III
Item 10.    Directors and Executive Officers of the Registrant                                              28
Item 11.    Executive Compensation                                                                          28
Item 12.    Security Ownership of Certain Beneficial Owners and Management                                  28
Item 13.    Certain Relationships and Related Transactions                                                  28
Item 14.    Controls and Procedures                                                                         28

PART IV
Item 15.    Exhibits, Financial Statement Schedules, Signatures, Certifications pursuant
                  to the Sarbanes-Oxley Act of 2002 and Reports on Form 8-K                                 29


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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         Zonagen, Inc. ("Zonagen" or the "Company") was organized on August 20, 1987 and is a development stage company. The Company is engaged in the development of pharmaceutical products that address diseases and conditions associated with the human reproductive system. From our inception through December 31, 2002, we have been primarily engaged in research and development and clinical development.

         Due to the April 2002 withdrawal of the Marketing Authorization Application ("MAA") for our VASOMAX(R) product in the United Kingdom by Schering-Plough Corporation ("Schering-Plough"), the previous worldwide licensee of VASOMAX(R), the subsequent July 2002 mutual termination of the license agreements with Schering-Plough and the continued uncertainty relating to our phentolamine-based products, we resumed our search that was previously terminated in January 2002 for strategic alternatives for the redeployment of our assets in an attempt to maximize shareholder value.

         This search resulted in the signing of a merger agreement on October 30, 2002, with Lavipharm Corp. ("Lavipharm"). The merger agreement with Lavipharm was subsequently terminated on March 27, 2003 as a result of Nasdaq's determination that the proposed merger would be deemed by Nasdaq as a reverse merger along with other considerations. This has led to the Company's resumption of certain of its clinical development activities, which had been temporarily delayed pending possible completion of the merger. The Company also intends to resume its search for strategic alternatives.

         Following the April 2002 withdrawal of the MAA for VASOMAX(R) in the United Kingdom by Schering-Plough, the Company continued scaling back internal research and development spending activities to maintain Zonagen's cash reserves for future redeployment. During 2002 the Company continued to focus its research efforts on three Small Business Innovative Research ("SBIR") grants that the Company received during 2002 and continued limited development of the Company's research projects. The Company is currently performing research under a Phase II $836,441 SBIR grant which is being utilized to develop a new compound which is a selective progesterone receptor modulator ("SPRM's") as an oral treatment for endometriosis. This compound was licensed by Zonagen in 1999 from the National Institutes of Health ("NIH"). In addition, the Company is performing research in the area of breast cancer under a Phase I $108,351 grant. The funding under these two grants is anticipated to be depleted in mid 2003 while the third SBIR grant was depleted early in the first quarter of 2003.

         Zonagen has incurred several delays relating to the regulatory approval of its lead product, VASOMAX(R). In August 1999, the FDA placed our phentolamine-based products on clinical hold in the U.S. based on a finding of brown fat proliferations in a two-year rat study. In May 2000, the FDA upgraded the status of VASOMAX(R) to a partial clinical hold pending additional animal data and in October 2000, allowed Zonagen to conduct a mechanistic study to address the FDA's concerns. In July 2002, the Company submitted the final results from the one year mechanistic study to the FDA. In October 2002, our representatives, including outside consultants, met with the full Cancer Assessment Committee of the FDA. After this meeting, the FDA informed Zonagen that they would require the Company to conduct another two-year rat study before they would consider lifting the partial clinical hold. At this time the Company does not intend to conduct this additional study. There can be no assurance that even if the Company were to complete this additional study that the FDA would remove its partial clinical hold on phentolamine.

         Due to the future uncertainty surrounding the VASOMAX(R) product and the fact that the Company is not presently committing resources toward the approval of VASOMAX(R), Zonagen expensed both its bulk phentolamine inventory previously valued at $4.4 million and its VASOMAX(R) patent estate previously valued at approximately $1.0 million in the three-month period ended June 30, 2002. In addition, in the quarter ended September 30, 2002, the Company recognized the remaining $3.2 million of deferred revenue relating to the mutually terminated license agreements with Schering-Plough. As of June 30, 2002, the Company had a remaining obligation to Schering-Plough of approximately $1.3 million. Due to the mutual termination of the license agreements with Schering-Plough in July of 2002, the $1.3 million payable was forgiven and was reduced to zero on our balance sheet in the three-month period ended

September 30, 2002. Due to this reduction in accounts payable, research and development expenses were offset by the same amount. See Note 10 - License, Research and Development Agreements in the notes to the consolidated financial statements for the year ended December 31, 2002 in the financial pages of this Form 10-K for additional information regarding the termination of the license agreements with Schering-Plough.

         On November 8, 2002, the Company completed a $1.0 million bridge loan to Lavipharm that was repaid with interest on April 9, 2003.

         The Company has experienced negative cash flows from operations since inception and has funded its activities to date primarily from equity financings and corporate collaborations. If the Company were to continue its operations it would require substantial funds for research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if appropriate, if the FDA or other regulatory approvals are obtained. The Company believes that its existing capital resources under its current operating plan will be sufficient to fund the Company's operations through at least the end of 2005. There can be no assurance that changes in our current strategic plans or other events will not result in accelerated or unexpected expenditures.

         Zonagen's results of operations may vary significantly from year to year and quarter to quarter, and depend, among other factors, on the Company's ability to find new strategic alternatives, the regulatory approval process in the United States and other foreign jurisdictions and the signing of new licenses and product development agreements. The timing of our revenues may not match the timing of our associated product development expenses. To date, research and development expenses have generally exceeded revenue in any particular period and/or fiscal year.

         As of December 31, 2002, the Company had an accumulated deficit of $79.7 million. Losses have resulted principally from costs incurred in conducting clinical trials for VASOMAX(R) and the related female sexual dysfunction product, in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts.

RESEARCH AND DEVELOPMENT

         Following the April 2002 withdrawal of the MAA for VASOMAX(R) in the United Kingdom by Schering-Plough, the Company continued scaling back internal research and development spending activities to maintain its cash reserves for future redeployment. During 2002 the Company continued its research efforts on three SBIR grants that the Company received during 2002 and continued limited development of the Company's research projects which included an oral treatment for testosterone deficiency in men which the Company calls Androxal(TM). The Company utilizes consultants for the clinical development of its testosterone deficiency project. The Company currently has one full-time employee focused on research and development and that employee is primarily performing research under the Company's two active SBIR grants. Under a Phase II $836,441 SBIR grant the Company continues to develop a new compound which is a SPRM as an oral treatment for endometriosis. This compound was licensed by Zonagen in 1999 from the NIH. In addition, the Company is performing research in the area of breast cancer under a Phase I $108,351 grant. The funding under these two active grants is anticipated to be depleted in mid 2003 while the third SBIR grant was depleted early in the first quarter of 2003. The Company does not anticipate hiring additional research and development personnel during its search for strategic alternatives.

         The Company's research and development cash expenditures have continued to decline primarily due to the completion of the majority of the clinical development requirements for VASOMAX(R) which was completed prior to the year 2000 and the subsequent decrease in outside contracted costs, and the reduction in employee headcount and cash spending that was implemented in July 2000. In 2002, 2001 and 2000, research and development expenses were $6.4 million, $3.0 million and $4.5 million, respectively. The increase in expenses for the year 2002 included non-cash expenses recorded due to the write off of the Company's phentolamine inventory of $4.4 million and the write off of the Company's patent portfolio for VASOMAX(R) of $1.0 million which was offset by a reduction in expenses of $1.3 million due to the forgiveness of debt by Schering-Plough due to the mutual termination of the VASOMAX(R) licensing agreements.

Excluding these net non-cash charges, research and development expenses would have been $2.3 million for the year 2002.

PRODUCT CANDIDATES

         During the early part of 2002, the Company's primary focus was the global approval of its lead product, VASOMAX(R). Following the April 2002 withdrawal of the MAA for VASOMAX(R) in the United Kingdom by Schering-Plough, the Company continued scaling back internal research and development spending activities to maintain its cash reserves for future redeployment. The Company currently has one full-time employee engaged in research and development. See "--Research and Development" for more information about the Company's current research and development activities.

         The Company's current product candidates include small molecule pharmaceuticals as well as vaccine related product candidates. The Company is primarily performing research and development regarding its two active SBIR grants which are expected to be depleted by mid 2003 and is currently committing limited resources toward its other product candidates. Except for the Company's VASOMAX(R) and the related female sexual dysfunction product candidates which are on partial clinical hold in the U.S., all of the Company's other product candidates are in the early stage of development. The Company currently either owns or has licensed the following product candidates.

SMALL MOLECULE OPPORTUNITIES

Sexual Dysfunction

         Although the products previously being developed to treat sexual dysfunction are the Company's most advanced in terms of clinical development, they all contain phentolamine which the FDA has on partial clinical hold. In October 2002, the FDA made a decision to require the Company to perform an additional two-year rat study in an attempt to lift the FDA's current partial clinical hold. At this time the Company does not intend to run this additional study. There can be no assurance that even if the Company were to complete this additional study that the FDA would remove its partial clinical hold on phentolamine. All of these products have been tested in humans, though each is at a different stage of development. Before the FDA will consider the approval to market any of the Company's phentolamine-based products the partial clinical hold must first be lifted. See "-- Regulatory Matters Regarding Phentolamine Based Products --" and " -- Business Risks -- Government Regulation; No Assurance of Regulatory Approval." The Company's phentolamine-based products include VASOMAX(R) - an oral therapy for Male Erectile Dysfunction ("MED");
an oral therapy for Female Sexual Arousal Disorder; Bimexes(TM) - an oral combination drug therapy for MED and ERxin(TM) - a multi-drug component injection therapy for MED. Due to the FDA imposed clinical hold on the Company's phentolamine-based products, the Company is not performing any additional clinical development activities regarding these product candidates.

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

         Zonagen has selected a lead compound based on animal data, as well as synthesis considerations. The Company was awarded a Phase I SBIR grant in the amount of $114,185 to research these compounds for the treatment of endometriosis and completed that research in early 2001. In 2002, the Company received an additional Phase II SBIR grant in the amount of $836,441 to continue its research for a treatment of endometriosis. The funding from this Phase II grant is anticipated to be depleted in mid 2003.

Male Health

Androxal(TM) Oral Treatment for Testosterone Deficiency

         Another product candidate in the Company's portfolio is in the emergent field of treatment for a male condition which is associated with aging and the subsequent decline of the male hormone testosterone. Zonagen's lead drug candidate Androxal(TM), is an orally active agent developed out of the Company's internal research efforts. An Investigational New Drug application for a 50 patient Phase I/II efficacy and safety challenge study is on file at the FDA. Clinical drug supplies for this study have been produced and a Clinical Research Organization and clinical sites have been selected. The company intends to begin running this clinical study during 2003.

VACCINE RELATED PRODUCT CANDIDATES

         The Company has identified, developed and/or licensed a number of early stage vaccine related product candidates. Due to the Company's plan to redeploy its assets, the Company is not performing any development activities and has discontinued its previous efforts to out-license these product candidates. The Company possesses the following early stage product candidates which include two different chitosan-based vaccine adjuvants; a zona pellucida and hCG immunocontraceptive vaccines; a therapy for the treatment of genital herpes;
and two prostate therapeutic vaccines, one for hormone dependent and the other for hormone independent tumors.

REGULATORY MATTERS REGARDING PHENTOLAMINE-BASED PRODUCTS

         Due to the April 2002 withdrawal of the MAA for our VASOMAX(R) product in the United Kingdom by Schering-Plough, the previous worldwide licensee of VASOMAX(R); the subsequent July 2002 mutual termination of the license agreements with Schering-Plough, the FDA's October 2002 decision to require the Company to perform an additional two-year rat safety study and the continued uncertainty relating to our phentolamine-based products, the Company is not currently committing any of its resources toward the clinical development of any of its phentolamine-based product candidates which include VASOMAX(R), an oral therapy for Female Sexual Arousal Disorder, Bimexes(TM) or ERxin(TM).

         In December 2001, the Company announced that a response to questions from the MAA for VASOMAX(R) was submitted by Schering-Plough to the MCA in the United Kingdom. The submission included responses to the questions and comments posed by the MCA in 1999 as part of their office action following the original submission. In addition to a response to the original MCA comments, the amendment included data from studies completed since the submission in 1998 as well as several expert reports including efficacy and cardiovascular safety evaluations. Following a review of the comments received from the Committee on Safety of Medicines regarding this VASOMAX(R) submission, Schering-Plough, the then world wide licensee, decided to withdraw its submission.

         Also in December 2001, the Company released the preliminary interim results from its then current mechanistic rat study regarding the safety of phentolamine. This study was initiated in November 2000 in an attempt to resolve the FDA's concerns regarding the appearance of brown fat proliferations in a prior two-year rat study, which those findings lead to the FDA placing VASOMAX(R) on clinical hold in the U.S. in August 1999 and which was subsequently upgraded in May 2000 to a partial clinical hold. The interim results of this mechanistic study showed that the gross necropsies of both old and young rats exposed to various doses of phentolamine suggested that phentolamine did not induce or promote brown fat proliferations in rats. No gross brown fat proliferations were observed during the entire one-year period that the animals were administered the drug. In October 2002 the FDA made a decision to require the Company to perform an additional two-year rat study; at this time the Company does not intend to conduct this additional study.

         There can be no assurances that the FDA will ever lift the partial clinical hold on the Company's phentolamine-based products or that if the partial clinical hold is lifted that the FDA will approve VASOMAX(R) or any of its other phentolamine-based product candidates for marketing in the U.S. or that VASOMAX(R) will be approved for marketing in any major country. See "Business Risks -- Government Regulation; No Assurances of Regulatory Approval."

COLLABORATIVE AND LICENSING AGREEMENTS

Schering-Plough Corporation

         On July 15, 2002, the Company and Schering-Plough announced that they had mutually agreed to terminate the worldwide licensing agreements dated as of November 14, 1997 that covered Zonagen's phentolamine-based technologies for sexual dysfunction which include VASOMAX(R), as a result of the termination of the MAA. In exchange for the termination, the Company paid Schering-Plough a nominal cash fee upon execution of the termination agreement and agreed to make a milestone payment to Schering-Plough in the event that worldwide annual sales of VASOMAX(R) exceed a certain amount. In addition, the Company agreed to make royalty payments to Schering-Plough based on a percentage of future sales of VASOMAX(R) in Brazil and other countries in which there existed certain patent rights at the time of the termination. The Company's obligation to make royalty payments terminates after aggregate royalties paid under this termination agreement reach a certain maximum amount. Also, the Company agreed to make royalty payments to Schering-Plough based on future sales of certain combination products covered by combination patents controlled by Schering-Plough. These royalty payments are not subject to the cap on royalty payments for VASOMAX(R) sales described above. Included in the rights returned to Zonagen were all licenses, options and other rights with respect to Zonagen's phentolamine-based products, Zonagen's combination products, patent rights, know-how and trademarks for the treatment of sexual dysfunction for both men and women. Schering-Plough will transfer and assign to Zonagen rights, title and interest in and to any and all New Drug Applications or similar foreign submissions or approvals. Zonagen will thereafter be solely responsible for all obligations in the relevant countries with respect to such submissions and approvals. At this time the Company does not intend to commit any additional resources toward the clinical development of its phentolamine-based products.

         Included in the Company's balance sheet as of June 30, 2002 and December 31, 2001 under the caption "accounts payable" was an obligation to Schering-Plough of approximately $1.3 million and $1.6 million, respectively. This obligation was originally $2.4 million prior to any repayments made by the Company to Schering-Plough and represents costs relating to a portion of a shared clinical development program regarding the Company's VASOMAX(R) product. During April 2001, Schering-Plough agreed to accept payment of the Company's $2.4 million obligation to Schering-Plough via cash payments aggregating $1 million, a transfer of $933,000 in bulk phentolamine inventory and a $467,000 reduction in future royalties and milestone payments payable to the Company. In March 2002, the Company settled its $1 million cash obligation with its final cash payment of approximately $309,000. As of June 30, 2002, the Company had a remaining obligation to Schering-Plough of approximately $1.3 million which the Company and Schering-Plough had agreed would be satisfied through the transfer of bulk phentolamine and a reduction in future royalty and milestone payments as described above. Due to the mutual termination of the Schering-Plough Agreements in July of 2002, the $1.3 million payable was forgiven and reduced to zero on the Company's balance sheet and offset against research and development expenses in the three-month period ended September 30, 2002.

National Institutes of Health (NIH)

         In 1999, Zonagen licensed worldwide rights to compounds known as Selective Progesterone Receptor Modulators ("SPRMs") that were developed by the National Institutes of Health (NIH). Under the terms of the agreement, the Company has paid an up-front fee and is obligated to pay additional milestones and royalties on potential new products. In addition, the Company is obligated to meet developmental milestones as outlined in a Commercial Development Plan. The NIH has the ability to terminate the agreement for lack of payment or if it feels that the licensee is not meeting milestones as outlined in the Commercial Development Plan and for other reasons as outlined in the agreement. Due to the difficulties of manufacturing the materials that are covered under the agreement, the Company has not been able to meet the original requirements stated in the Commercial Development Plan and in July 2002 the Company paid a fee to amend this agreement which included a revision of the original Commercial Development Plan. See " -- Product Candidates -- Small Molecule Opportunities -- Female Health -- Selective Progesterone Receptor Modulators" for a discussion of the development of this technology.

         In August 2000, the Company received a Phase I, SBIR grant in the amount of $114,185 to study the activity of these new compounds for the treatment of endometriosis. In 2002, the Company received an additional Phase II SBIR grant in the amount of $836,441 to continue its research for a treatment of endometriosis. The funding from this Phase II grant is anticipated to be depleted in mid 2003.

MANUFACTURING

         The Company does not have any facilities to manufacture products in the quantities necessary for clinical trials or commercial sales and does not expect to establish any significant manufacturing capacity in the near future. The Company intends to rely on third parties for the manufacture and supply of commercial quantities of other products that it may develop. There can be no assurance that the Company will be able to obtain supplies of its products from third-party suppliers on terms or in quantities acceptable to the Company. Also, the Company's dependence on third parties for the manufacture of its products may adversely affect the Company's product margins and its ability to develop and to deliver products in a timely manner. Any such third-party suppliers or any manufacturing facility the Company establishes will be required to meet FDA manufacturing requirements. FDA certification of manufacturing facilities for a drug, and compliance with current Good Manufacturing Practices requirements, is a prerequisite to approval of a New Drug Application ("NDA") for that drug. The Company may encounter significant delays in obtaining supplies from third-party manufacturers or experience interruptions in its supplies. The effects of any such delays or interruptions will be more severe if the Company relies on a single source of supply. If the Company were unable to obtain adequate supplies, its business would be materially adversely affected.

SALES AND MARKETING

         The Company has no experience in the sales, marketing and distribution of pharmaceutical products. If in the future the Company fails to reach or elects not to enter into an arrangement with a collaborative partner with respect to the sales and marketing of any of its future potential proprietary product candidates, in order to market such products directly, the Company would need to develop a sales and marketing organization with supporting distribution capability. Significant additional expenditures would be required for the Company to develop such a sales and marketing organization.

PATENTS AND PROPRIETARY INFORMATION

         The Company's ability to compete effectively with other companies is materially dependent on the proprietary nature of the Company's patents and technologies. The Company actively seeks patent protection for its proprietary technology in the United States and abroad. Although the Company has previously written off capitalized patents relating to the zona pellucida immuno-contraceptive vaccine and its phentolamine-based products, the Company is still maintaining the most significant patents relating to these technologies and includes these costs in R&D expenses.

         As of December 31, 2002, the Company owned or had rights to a total of 21 issued patents and 11 pending patent applications in the U.S., 114 pending patent applications and 74 issued patents outside the United States, and one pending Patent Cooperation Treaty (PCT) application. Of these patents and patent applications, eight issued patents and seven pending patent applications in the United States, 64 issued foreign patents, and 72 pending foreign patent applications are related to its MED technology. The Company has nine issued patents in the United States, seven issued foreign patents, and five pending foreign patent applications that relate to zona pellucida proteins, their preparation, and their use. The Company has three issued patents in the United States, three issued foreign patents, and 24 pending foreign patent applications for its adjuvant system. The Company has one issued patent and one pending patent application in the United States and five pending foreign patent applications related to methods and materials for the treatment of certain diseases of the prostate. The Company has rights to two pending patent applications in the United States and five foreign pending patent applications related to anti-progestational agents. The Company also has the following patent applications pending: one United States patent application and three foreign patent applications related to recombinant human chorionic gonadotropin vaccines and uses thereof; and one Patent Cooperation Treaty application related to methods and materials for the treatment of testosterone deficiency in men.

         Of the Company's seven issued U.S. patents relating to VASOMAX(R), one patent encompasses only the formulations themselves, three patents encompass only methods of using VASOMAX(R), and three patents encompass both the formulations and methods of using the formulations. A method-of-use-patent encompasses the use of a composition to treat a specified condition but does not encompass the composition or formulations themselves. A method-of-use patent may provide less protection than a composition-of-matter patent if other companies market the corresponding composition for purposes other than that encompassed by the method-of-use patent, because of the possibility of "off-label" use of the composition. Phentolamine, the active ingredient in VASOMAX(R), is currently approved for use in the U.S. in injectable form for the treatment of hypertension and for use in the diagnosis of certain tumors of the adrenal gland, and has been used "off-label" by urologists in penile injection therapies for the treatment of erectile dysfunction. Although an oral formulation of phentolamine not covered by the Company's patents was formerly marketed as a treatment for hypertension, it is no longer on the market. The Company believes that the characteristics of this formerly available formulation, which differs from the VASOMAX(R) formulation used in clinical trials, would lack the advantages of the VASOMAX(R) formulation and have limited utility in treating MED.

COMPETITION

         The Company is engaged in pharmaceutical product development, an industry that is characterized by extensive research efforts and rapid technological progress. Many established pharmaceutical and biotechnology companies, universities and other research institutions with resources significantly greater than the Company's are marketing or may develop products that directly compete with the Company's products. These entities may succeed in developing products that are safer, more effective or less costly than the Company's products. Even if the Company can develop products which should prove to be more effective than those developed by other companies, other companies may be more successful than the Company because of greater financial resources, greater experience in conducting preclinical studies and clinical trials and in obtaining regulatory approval, stronger sales and marketing efforts, earlier receipt of approval for competing products and other factors. If the Company commences significant commercial sales of its products, the Company or its collaborators will compete in areas in which the Company has no experience, such as manufacturing and marketing. There can be no assurance that the Company's products, if commercialized, will be accepted and prescribed by healthcare professionals.

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

         The Company's research and development involves the controlled use of hazardous materials, chemicals, viruses, and various radioactive compounds. Although the Company believes that its procedures for handling and disposing of those materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If such an accident occurs, the Company could be held liable for resulting damages, which could be material to the Company's financial condition and business. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens, and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting the Company may be adopted in the future. Any violation of, and the cost of compliance with, these laws and regulations could materially and adversely affect the Company. See " -- Business Risks -- Government Regulation; No Assurance of Regulatory Approval."

EMPLOYEES AND CONSULTANTS

Employees

         At December 31, 2002, the Company had 10 full-time employees but reduced its employee headcount during the first quarter of 2003 to four full time employees which is the minimum amount required to complete the redeployment of the Company's assets and continue to perform a limited amount of product development. The Company does not intend to increase its employee headcount and it believes its relationship with its employees is good.

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

RISK FACTORS

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

History of Operating Losses; Accumulated Deficit

         The Company has experienced significant operating losses in each fiscal year since its inception. As of December 31, 2002, the Company had an accumulated deficit of approximately $79.7 million. The Company's ability to achieve profitability will depend, among other things, on successfully completing the development of its products, the FDA lifting its partial clinical hold on the Company's phentolamine-based products and obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others which possess such capabilities, and raising sufficient funds to finance its activities. There can be no assurance that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 1. Organization and Operations" of Notes to Consolidated Financial Statements.

Future Capital Needs; Uncertainty of Additional Funding

         The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings and funds received through collaborative agreements. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if FDA and other regulatory approvals are obtained. The Company believes that its existing capital resources will be sufficient to fund its operations through at least the end of 2005. The Company's capital requirements will depend on many factors, including but not limited to: the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's preclinical and clinical activities; the costs and timing of seeking regulatory approvals of the Company's products; the Company's ability to obtain regulatory approvals; the success of the Company's or its collaborators' sales and marketing programs; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions or the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful. There can be no assurance that changes in the Company's research and development and clinical development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Government Regulation; No Assurance of Regulatory Approval

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

Product Liability and Availability of Insurance

         The Company's business exposes it to potential liability risks that are inherent in the testing, manufacturing and marketing of medical products. The use of the Company's product candidates in clinical trials may expose the Company to product liability claims and possible adverse publicity. These risks also exist with respect to the Company's product candidates, if any, that receive regulatory approval for commercial sale. Clinical trials and commercial sales, if any, of the Company's proposed female contraceptive products will involve particularly significant product liability considerations, in light of the substantial amount of current litigation involving female contraceptives and other products affecting the female reproductive system, none of which currently involve the Company. The Company currently carries a limited amount of products/clinical trial liability insurance, however, there can be no assurance that such coverage is adequate or that it will continue to be available in sufficient amounts or at acceptable costs. A product liability claim, product recall or other claim, or claims for uninsured liabilities or for amounts exceeding the limits of the Company's insurance, could have a material adverse effect on the Company.

There May Be No Effective Remedy Against Arthur Andersen LLP in Connection With a Material Misstatement or Omission in Our 2001 Financial Statements.

         Arthur Andersen LLP, which audited our financial statements included in this annual report for the year ended December 31, 2001, was convicted on June 15, 2002 of federal obstruction of justice arising from the government's investigation of Enron Corp.

         There may be no effective remedy against Arthur Andersen LLP in connection with a material misstatement or omission in these financial statements, particularly in the event that Arthur Andersen LLP becomes insolvent as a result of the conviction or other proceedings against Arthur Andersen LLP.

ITEM 2.  PROPERTIES

         The Company leases approximately 24,000 square feet of laboratory and office space in The Woodlands, Texas under a lease that expires in May 2003. The Company believes that its facilities will be adequate for its operations through May 2003. The Company intends to extend its lease on a portion of its current existing space while it seeks strategic alternatives.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders in the fourth quarter of 2002.

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

                                                                       PRICE RANGE
                                                                --------------------------
                                                                  HIGH              LOW
                                                                --------          --------
          2001
          First Quarter....................................     $   3.63          $   2.31
          Second Quarter...................................         3.45              2.25
          Third Quarter....................................         4.30              2.65
          Fourth Quarter...................................         8.74              3.14

          2002
          First Quarter....................................     $   7.44          $   4.12
          Second Quarter...................................         4.68              0.90
          Third Quarter....................................         1.54              0.99
          Fourth Quarter...................................         1.42              0.75

          2003
          First Quarter (through March 14, 2003)...........     $   1.19          $   0.87

         All of the foregoing prices reflect interdealer quotations, without retail mark-up, markdowns or commissions and may not necessarily represent actual transactions in the Common Stock.

         On March 14, 2003, the last sale price of the Common Stock, as reported by the Nasdaq National Market, was $1.05 per share. On March 14, 2003, there were approximately 240 holders of record and approximately 7,500 beneficial holders of the Company's Common Stock.

         In December 1997, the Company announced a stock buyback of its common stock. The Company did not buy back any of its common stock in 2002.

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

         On September 1, 1999, the Board of Directors of the Company adopted a stockholder rights plan, which has been subsequently amended on September 6 and October 30, 2002 (as amended, the "Rights Plan") pursuant to which a dividend consisting of one preferred stock purchase right (a "Right") was distributed for each share of Common Stock held as of the close of business on September 13, 1999, and is to be distributed to each share of Common Stock issued thereafter until the earlier of (i) the Distribution Date (as defined in the Rights Plan),
(ii) the Redemption Date (as defined in the Rights Plan) or (iii) September 13, 2005. The Rights Plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering fair value to the Company's stockholders. The Rights will expire on September 13, 2005, subject to earlier redemption or exchange as provided in the Rights Plan. Each Right entitles the holder thereof to purchase from the Company one one-hundredth of a share of a new series of Series

One Junior Participating Preferred Stock of the Company at a price of $20.00 per one one-hundredth of a share, subject to adjustment. The Rights are generally exercisable only if a Person (as defined) acquires beneficial ownership of 20 percent or more of the Company's outstanding Common Stock. Under the October 30, 2002 amendment to the Rights Plan, the execution of the merger agreement and the acquisition by Lavipharm's two largest stockholders of more than 20% of Zonagen's outstanding capital stock did not trigger exercisability of the Rights.

         A complete description of the Rights, the Rights Agreement between the Company and Computershare Investor Services, LLC, (as successor in interest to Harris Trust and Savings Bank), as Rights Agent, and the Series One Junior Participating Preferred Stock is hereby incorporated by reference from the information appearing under the caption "Item 1. Description of the Registrant's Securities to be Registered" contained in the Registration Statement on Form 8-A filed on September 3, 1999 and as amended by amendments to such Registration Statement on Form 8-A/A filed on September 11 and October 31, 2002.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The statement of operations data for the year ended December 31, 2002 and the balance sheet data as of December 31, 2002 have been derived from our audited financial statements included elsewhere in the annual report on Form 10-K that have been audited by PricewaterhouseCoopers LLP, independent public accountants. The statements of operations for each of the years ended December 31, 2001 and 2000, and the balance sheet data as of December 31, 2001, have been derived from our audited financial statements included elsewhere in this annual report on Form 10-K that have been audited by Arthur Andersen LLP, independent public accountants who have ceased operations. The statements of operations data for the years ended December 1999 and 1998, and the balance sheet data as of December 31, 2000, 1999, 1998 have been derived from our audited financial statements not included in this annual report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below have been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with our financial statements, including notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report on Form 10-K.

STATEMENTS OF OPERATIONS DATA

                                                                    YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------------------
                                                   1998        1999          2000           2001        2002
                                                 --------    --------      --------       --------    --------
                                                            (in thousands except per share amounts)
Revenues: ....................................
  Licensing fees .............................   $ 10,000    $     --      $  2,115       $  2,162    $  4,228
  Product royalties ..........................        163         242           164             58          --
  Research and development grants ............         --          --            72            115         315
  Interest income ............................      3,205       2,170         2,239          1,526         711
                                                 --------    --------      --------       --------    --------
     Total revenues ..........................     13,368       2,412         4,590          3,861       5,254

Expenses:
  Research and development ...................     22,438      12,180         4,495          3,028       6,420
  General and administrative .................      3,211       3,249         2,796          1,672       2,716
  Interest expense and
    amortization of intangibles ..............          3           8            --             --          --
                                                 --------    --------      --------       --------    --------
      Total expenses .........................     25,652      15,437         7,291          4,700       9,136
                                                 --------    --------      --------       --------    --------
Loss from continuing operations ..............    (12,284)    (13,025)       (2,701)          (839)     (3,882)

Income (loss) from discontinued operations ...        (32)         59            --             --          --
Gain on disposal .............................         --       1,014            --             --          --
                                                 --------    --------      --------       --------    --------
Net loss before cumulative effect of
  change in accounting principle .............    (12,316)    (11,952)       (2,701)          (839)     (3,882)
Cumulative effect of change in
  accounting principle .......................         --          --        (8,454)            --          --
                                                 --------    --------      --------       --------    --------
Net loss .....................................   $(12,316)   $(11,952)     $(11,155)      $   (839)   $ (3,882)
                                                 ========    ========      ========       ========    ========

Income (loss) per share - basic and diluted:
Loss from continuing
  operations .................................   $  (1.09)   $  (1.16)     $  (0.24)      $  (0.07)   $  (0.34)

Income (loss) from discontinued operations ...         --        0.01            --             --          --

Gain on disposal .............................         --        0.09            --             --          --
                                                 --------    --------      --------       --------    --------
Net loss before cumulative effect of
  change in accounting principle .............      (1.09)      (1.06)        (0.24)         (0.07)      (0.34)
Cumulative effect of change in
  accounting principle .......................         --          --         (0.75)            --          --
                                                 --------    --------      --------       --------    --------
Net loss per share(1) ........................   $  (1.09)   $  (1.06)     $  (0.99)      $  (0.07)   $  (0.34)
                                                 ========    ========      ========       ========    ========
Shares used in income (loss) per .............
  share calculation ..........................     11,275      11,244        11,303         11,333      11,412

Pro forma amounts assuming the accounting
  change is applied retroactively:
     Net loss.................................   $(13,088)   $ (9,838)
                                                 ========    ========
     Net loss per share(1)....................   $(1.16)     $  (0.87)
                                                 ========    ========

                                                                    YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------------------
                                                   1998        1999          2000           2001        2002
                                                 --------    --------      --------       --------    --------
                                                                        (in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities..................................   $ 51,640     $  39,136    $ 32,951       $ 30,056    $ 25,138

Total assets..................................     58,642        46,287      40,374         36,914      27,370

Long-term debt................................         --            --          --             --          --
Deficit accumulated during the
  development stage...........................    (51,900)      (63,852)    (75,007)       (75,846)    (79,728)
Total stockholders' equity....................     53,387        41,750      31,060         30,569      26,851

----------------------
 (1) See "Note 2. Summary of Significant Accounting Policies" of Notes to Consolidated Financial Statements for a description of the computation of loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks, uncertainties and assumptions, including those discussed in "Item 1. Description of Business -- Business Risks." Those views are based on certain assumptions regarding the progress of product development efforts, the execution of collaborative agreements, success at existing and future research and development programs and the outcome of approval of the Company's product candidates, and other factors relating to the Company's growth. Such expectations may not materialize if product commercialization or development efforts are delayed or suspended, if negotiations with potential collaborators are delayed or unsuccessful, if such regulatory approvals are not forthcoming, or if other assumptions prove incorrect. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated in such forward-looking statements.

Critical Accounting Policies and the Use of Estimates

         The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in our financial statements requiring significant estimates and judgments are as follows:

         o The Company maintains an inventory of bulk phentolamine which is the active ingredient in VASOMAX(R), the Company's oral treatment for MED. Due to the termination of the Schering-Plough Agreements in July 2002, the future uncertainty surrounding the VASOMAX(R) product and the fact that the Company is not presently committing resources toward the approval of VASOMAX(R), the Company expensed both its bulk phentolamine inventory previously valued at $4.4 million and its patent estate valued at approximately $1.0 million in the quarter ended June 30, 2002.

         o Management determines the appropriate short and long-term classification of investments in debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. Securities for which the Company has the ability and intent to hold to maturity are recorded at amortized cost in the Company's consolidated balance sheets, which approximates fair value. Securities classified as "trading securities" are recorded at fair value. Gains and losses on trading securities, realized and unrealized, are included in earnings and are calculated using the specific identification method. The Company holds no securities classified as "available for sale." Short-term marketable securities have a remaining maturity of less than twelve months and long-term marketable securities have a remaining maturity of greater than twelve months. Marketable securities as of December 31, 2002 were all classified as trading securities and consist of only short term investments totaling $16.5 million.

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

         o During 2000, the Company adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which requires up-front, non-refundable license fees to be deferred and recognized over the performance period. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed. The Company recognizes revenue from non-refundable, up-front license and milestone payments, not specifically tied to a separate earnings process, ratably over the performance period of the agreement. When payments are specifically tied to a separate earnings process, revenue is recognized when earned. Prior to January 1, 2000, the Company had recognized revenue from non-refundable fees when the Company had no obligations to refund the fees under any circumstances, and there were no additional contractual services to be provided or costs to be incurred by the Company in connection with the non-refundable fees. The cumulative effect of adopting SAB 101 at January 1, 2000 resulted in a one-time, non-cash charge of $8.5 million, with a corresponding increase to deferred revenue that will be recognized in future periods. The $8.5 million represents portions of 1997 and 1998 payments received from Schering-Plough in consideration for the exclusive license of the Company's VASOMAX(R) product for the treatment of MED. For the years ended December 31, 2002 and 2001, the Company recognized $4.2 million and $2.2 million, respectively, of licensing fees revenue that was included in the cumulative effect adjustment as of January 1, 2000. Due to the mutual termination of the Schering-Plough Agreements in July 2002, the Company recognized the remaining $3.2 million of deferred revenue in the quarter ended September 30, 2002.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and also specifies the criteria for the recognition of intangible assets separately from goodwill. Under the new rules, goodwill will no longer be amortized but will be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed in goodwill upon adoption. Other intangible assets that meet the new criteria will continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets on January 1, 2002. The adoption of SFAS Nos. 141 and 142 had no impact on the Company's financial statements at transition.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The primary objectives of SFAS No. 144 are to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The Company's adoption of SFAS No. 144 on January 1, 2002 had no material impact on our financial position and results of operations.

         In November 2002, FASB issued Interpretation, or FIN, No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for the financial statements of interim or annual periods ending after December 15, 2002. Our adoption of FIN 45 will not have a material impact on our results of operations and financial position.

         In December 2002, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based accounting for employee compensation and the effect of the method used on reported results. The Company is currently evaluating whether to adopt the fair value based method.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. Our adoption of FIN No. 46 will not have a material impact on our results of operations and financial position.

OVERVIEW

         Zonagen, Inc. ("Zonagen" or the "Company") was organized on August 20, 1987 and is a development stage company. The Company is engaged in the development of pharmaceutical products that address diseases and conditions associated with the human reproductive system. From our inception through December 31, 2002, we have been primarily engaged in research and development and clinical development.

         Due to the April 2002 withdrawal of the Marketing Authorization Application ("MAA") for our VASOMAX(R) product in the United Kingdom by Schering-Plough Corporation ("Schering-Plough"), the previous worldwide licensee of VASOMAX(R), the subsequent July 2002 mutual termination of the license agreements with Schering-Plough and the continued uncertainty relating to our phentolamine-based products, we resumed our search that was previously terminated in January 2002 for strategic alternatives for the redeployment of our assets in an attempt to maximize shareholder value.

         This search resulted in the signing of a merger agreement on October 30, 2002, with Lavipharm Corp. ("Lavipharm"). The merger agreement with Lavipharm was subsequently terminated on March 27, 2003 as a result of Nasdaq's determination that the proposed merger would be deemed by Nasdaq as a reverse merger along with other considerations. This has led to the Company's resumption of certain of its clinical development activities, which had been temporarily delayed pending possible completion of the merger. The Company also intends to resume its search for strategic alternatives.

         Following the April 2002 withdrawal of the MAA for VASOMAX(R) in the United Kingdom by Schering-Plough, the Company continued scaling back internal research and development spending activities to maintain Zonagen's cash reserves for future redeployment. During 2002 the Company continued to focus its research efforts on three Small Business Innovative Research ("SBIR") grants that the Company received during 2002 and continued limited development of the Company's research projects. The Company is currently performing research under a Phase II $836,441 SBIR grant which is being utilized to develop a new compound which is a selective progesterone receptor modulator ("SPRM's") as an oral treatment for endometriosis. This compound was licensed by Zonagen in 1999 from the National Institutes of Health ("NIH"). In addition, the Company is performing research in the area of breast cancer under a Phase I $108,351 grant. The funding under these two grants is anticipated to be depleted in mid 2003 while the third SBIR grant totaling $98,625, was depleted early in the first quarter of 2003.

         Zonagen has incurred several delays relating to the regulatory approval of its lead product, VASOMAX(R). In August 1999, the FDA placed our phentolamine-based products on clinical hold in the U.S. based on a finding of brown fat proliferations in a two-year rat study. In May 2000, the FDA upgraded the status of VASOMAX(R) to a partial clinical hold pending additional animal data and in October 2000, allowed Zonagen to conduct a mechanistic study to address the FDA's concerns. In July 2002, the Company submitted the final results from the one year mechanistic study to the FDA. In October 2002, our representatives, including outside consultants, met with the full Cancer Assessment Committee of the FDA. After this meeting, the FDA informed Zonagen that they would require the Company to conduct another two-year rat study before they would consider lifting the partial clinical hold. At this time the Company does not intend to run this additional study. There can be no assurance that even if the Company were to complete this additional study that the FDA would remove its partial clinical hold on phentolamine.

         Due to the future uncertainty surrounding the VASOMAX(R) product and the fact that the Company is not presently committing resources toward the approval of VASOMAX(R), Zonagen expensed both its bulk phentolamine inventory previously valued at $4.4 million and its VASOMAX(R) patent estate previously valued at approximately $1.0 million in the three-month period ended June 30, 2002. In addition, in the quarter ended September 30, 2002, the Company recognized the remaining $3.2 million of deferred revenue relating to the mutually terminated license agreements with Schering-Plough. As of June 30, 2002, the Company had a remaining obligation to Schering-Plough of approximately $1.3 million. Due to the termination of the license agreements with Schering-Plough in July of 2002, the $1.3 million payable was forgiven and was reduced to zero on our balance sheet in the three-month period ended September 30, 2002. Due to this reduction in accounts payable, research and development expenses were offset by the same amount. See Note 10 - License, Research and Development Agreements in the notes to the consolidated financial statements for the year ended December 31, 2002 in the financial pages of this Form 10-K for additional information regarding the termination of the license agreements with Schering-Plough.

         On November 8, 2002, the Company completed a $1.0 million bridge loan to Lavipharm that was repaid with interest on April 9, 2003.

         The Company has experienced negative cash flows from operations since inception and has funded its activities to date primarily from equity financings and corporate collaborations. If the Company were to continue its operations it would require substantial funds for research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if appropriate, if the FDA or other regulatory approvals are obtained. The Company believes that its existing capital resources under its current operating plan will be sufficient to fund the Company's operations through at least the end of 2005. There can be no assurance that changes in our current strategic plans or other events will not result in accelerated or unexpected expenditures.

         Zonagen's results of operations may vary significantly from year to year and quarter to quarter, and depend, among other factors, on the Company's ability to find new strategic alternatives, the regulatory approval process in the United States and other foreign jurisdictions and the signing of new licenses and product development agreements. The timing of our revenues may not match the timing of our associated product development expenses. To date, research and development expenses have generally exceeded revenue in any particular period and/or fiscal year.

         Due to the Company's decision to redeploy its assets, the Company currently has one full-time employee engaged in research and development. The Company is primarily performing research and development activities toward its two active SBIR grants which are expected to be depleted by mid 2003 and the Company is currently committing limited resources toward certain other product candidates.

         As of December 31, 2002, the Company had an accumulated deficit of $79.7 million. Losses have resulted principally from costs incurred conducting clinical trials for VASOMAX(R) and a female sexual dysfunction product, in research and development activities related to efforts to develop the Company's products and from the associated administrative costs required to support those efforts. There can be no assurance that the Company will be able to successfully complete the transition from a development stage company to the successful introduction of commercially viable products. The Company's ability to achieve profitability will depend, among other things, on successfully completing the development of its products in a reasonable time frame and at a reasonable cost, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others that possess such capabilities, the Company's and its partners' ability to realize value from the Company's research and development programs through the commercialization of those products and raising sufficient funds to finance its activities. There can be no assurance that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained. See "Item 1. Description of Business -- Business Risks -- Uncertainties Related to Early Stage of Development," " -- Business Risks -- History of Operating Losses; Accumulated Deficit" and "Note 1. Organization and Operations" of Notes to Consolidated Financial Statements.

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

         The cumulative effect of adopting SAB 101 at January 1, 2000 resulted in a one-time, non-cash charge of $8.5 million, with a corresponding increase to deferred revenue that will be recognized in future periods. The $8.5 million represents portions of 1997 and 1998 payments received from Schering-Plough in consideration for the exclusive license of the Company's VASOMAX(R) product for the treatment of MED. For the years ended December 31, 2002 and 2001, the Company recognized $4.2 million and $2.2 million, respectively, in licensing fee revenue that was included in the cumulative effect adjustment as of January 1, 2000. Due to the termination of the Schering-Plough Agreements in July 2002, the Company recognized the remaining $3.2 million of deferred revenue in the quarter ended September 30, 2002.

         Financial statements prior to the year ended December 31, 2000, have not been restated to apply SAB 101 retroactively; however, the pro forma amounts included in the consolidated statements of operations show the net loss and per share net loss assuming the Company had adopted SAB 101 in January 1999.

Comparison of Years Ended December 31, 2002 and 2001

         Revenues. Total revenues for the year ended 2002 were $5.3 million as compared to $3.9 million for the year ended 2001. Licensing fees for the year ended 2002 were $4.2 million as compared to $2.2 million in the prior year. Due to the termination of the Schering-Plough Agreements in July 2002, the Company recognized the remaining $3.2 million of deferred revenue in the quarter ended September 30, 2002. Research and development grants for the year 2002 were $315,000 as compared to $115,000 in 2001 relating to the Company's SBIR grants. The Company did not receive any milestone payments from Schering-Plough in either 2002 or 2001 for VASOMAX(R). Product royalties from sales of VASOMAX(R) in Latin America were zero in 2002 as compared to $58,000 in 2001. Due to the termination of the Schering-Plough Agreements the Company does not expect to receive any royalties in the near future.

         Interest income decreased 53% to $711,000 in 2002 as compared with $1.5 million in 2001 primarily due to a reduction in interest rates and lower cash balances.

         Research and Development Expenses. Research and development ("R&D") expenses include contracted research, regulatory affairs activities and general research and development expenses. Following the April 2002 withdrawal of the MAA for VASOMAX(R) in the United Kingdom by Schering-Plough, the Company continued scaling back R&D spending activities to maintain our cash reserves for future redeployment. R&D expenses increased 112% to $6.4 million in 2002, which included net non-cash expenses of $4.1 million related to the Company's VASOMAX(R) product, as compared with $3.0 million in 2001. Due to the termination of the Schering-Plough Agreements in July 2002, the future uncertainty surrounding the VASOMAX(R) product and the fact that the Company is not presently committing resources toward the approval of VASOMAX(R), the Company wrote-off of non-cash expenses for its bulk phentolamine inventory previously valued at $4.4 million and its VASOMAX(R) patent estate previously valued at approximately $1.0 million in the quarter ended June 30, 2002 and in July 2002 a liability due to Schering-Plough of $1.3 million relating to a prior joint clinical development program for VASOMAX(R) was forgiven and taken as a reduction to R&D expenses. In addition, R&D expenses in the quarter ended June 30, 2002 were reduced by $188,000 due to a reimbursement of prior clinical expenses for VASOMAX(R) that was received from a clinical research organization after a reconciliation was completed comparing actual expenses to payments made by the Company. R&D expenses excluding the four adjustments listed above would have been $2.5 million for the year ended December 31, 2002.

         General and Administrative Expenses. General and administrative ("G&A") expenses increased 62% to $2.7 million in 2002 as compared with $1.7 million in 2001. The increase in expenses is primarily due to the increase in costs associated with potential strategic alternative opportunities, increase in insurance rates and personnel expenses offset by a discontinuation of quarterly amortization expenses relating to a non-cash compensation charge for stock options previously issued in December 1996 that was fully amortized by December 31, 2001.

Comparison of Years Ended December 31, 2001 and 2000

         Revenues. Total revenues for the year ended 2001 were $3.9 million as compared to $4.6 million for the year ended 2000. Licensing fees for the year ended 2001 were $2.2 million of as compared to $2.1 million for the year ended 2000. Research and development grants for the year 2001 were $115,000 as compared to $72,000 in 2000 relating to the Company's SBIR grants. The Company did not receive any milestone payments from Schering-Plough in either 2001 or 2000 for VASOMAX(R). Product royalties from sales of VASOMAX(R) in Latin America were approximately $58,000 in 2001 as compared to $164,000 in 2000. Under the terms of the Schering Agreements, the Company received quarterly royalty payments based on net product sales by Schering-Plough. These quarterly payments have lagged current quarter sales by up to sixty days.

         Interest income decreased 32% to $1.5 million in 2001 as compared with $2.2 million in 2000 primarily due to a reduction in interest rates and lower cash balances.

         Research and Development Expenses. Research and development ("R&D") expenses include contracted research, regulatory affairs activities and general research and development expenses. R&D expenses decreased 33% to $3.0 million in 2001 as compared with $4.5 million in 2000. This decrease was inclusive of a charge of $365,000 taken in the fourth quarter ended December 31, 2001 for previously capitalized patents relating to the Company's zona pellucida immuno-contraceptive vaccine technology. The Company had previously announced in September 2001, that it had suspended further research on the technology following inconsistent results from an ongoing baboon study. Due to these results, the option agreement with Wyeth-Ayerst Laboratories, a division of American Home Products, was terminated. During the fourth quarter of 2001, the Company attempted unsuccessfully to license the technology to a third party. The Company proceeded to determine if an impairment of the capitalized patents had occurred. The valuation technique used by Zonagen to determine fair value was the present value of estimated future cash flows using a discount rate commensurate with the risks involved. This resulted in an impairment of $365,000. The overall decrease in R&D expenses was due primarily to the July 2000 cost reduction program involving a significant R&D employee headcount reduction, which resulted in reduced R&D activities and other cost cutting measures. In addition, as a result of the partial clinical hold surrounding the Company's phentolamine-based products in the U.S., the Company had substantially reduced all clinical development of these products, until a satisfactory resolution could be reached with the FDA. During the fourth quarter of 2000 the Company initiated a mechanistic study to address the FDA's concerns. The Company incurred approximately $1.0 million of contracted research expenses in 2001 primarily for the VASOMAX(R) mechanistic study and other various clinical development programs as compared to approximately $1.6 million in 2000 which was primarily additional clinical development of VASOMAX(R) and a female sexual dysfunction product, as well as various other clinical development programs.

         General and Administrative Expenses. General and administrative ("G&A") expenses decreased 39% to $1.7 million in 2001 as compared with $2.8 million in 2000. This reduction in expenses was primarily due the July 2000 reduction in employee headcount and cost reduction program.

         In July 2000, due to previous delays regarding VASOMAX(R), the Company implemented a cost reduction program involving a significant R&D and G&A employee headcount reduction and other cost cutting measures. The Company released eighteen full-time employees, including some members of upper management, which resulted in additional expenses of approximately $500,000 in the third quarter ended September 30, 2000. These expenses include an early pay-out from a stay bonus program (implemented after the reduction in staff that occurred in September 1999), severance packages and other related expenses. The July 2000 employee reduction and cost reduction program had a greater impact during the year 2001 as compared to the year 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Since Inception, the Company has financed its operations primarily with proceeds from the private placements and public offerings of equity securities and with funds received under collaborative agreements. In 1997, Schering-Plough Corporation paid the Company an up-front licensing fee of $10 million for the exclusive worldwide rights to market and sell the Company's VASOMAX(R) product for the treatment of MED. During 1998, the Company received $10 million in additional payments relating to the completion of certain developmental milestones.

         The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. The Company had cash, cash equivalents and marketable securities of approximately $25.1 million at December 31, 2002 as compared to $30.1 million at December 31, 2001. Excluding maturities and purchases of marketable securities, net cash of approximately $3.6 million, $2.7 million, and $6.0 million was used in operating activities during 2002, 2001, and 2000, respectively. The increased use of cash for the year ended December 31, 2002 was primarily due to an increase in expenses associated with potential strategic alternative opportunities and an increase in insurance rates and personnel expenses. In addition, there continued to be a reduction in contracted clinical costs associated with the development of VASOMAX(R) and the Company's other phentolamine-based products due to the 1999 U.S. clinical hold placed on those products. The Company spent approximately $761,000 in connection with its clinical development programs during 2002 as compared to approximately $1.0 million in 2001 and $1.6 million in 2000.

         The Company has had losses since inception and, therefore, has not been subject to federal income taxes. The Company has accumulated approximately $3.0 million of research and development tax credits. As of December 31, 2002 and 2001, the Company had approximately $78.9 million and $67.5 million, respectively, of net operating loss ("NOL") carry-forwards for federal income tax purposes. Additionally, if not utilized, approximately $289,000 of NOLs, and approximately $34,000 of research and development tax credits will begin to expire in the year 2003.

         The Company has experienced negative cash flows from operations since inception and has funded its activities to date primarily from equity financings and corporate collaborations. If the Company were to continue its operations it would require substantial funds for research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if appropriate, if the FDA or other regulatory approvals are obtained. The Company believes that its existing capital resources under its current operating plan will be sufficient to fund the Company's operations through at least the end of 2005. There can be no assurance that changes in our current strategic plans or other events will not result in accelerated or unexpected expenditures.

         The Company's capital requirements will depend on many factors, including the costs and timing of seeking regulatory approvals of the Company's products; the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's clinical and preclinical activities; the costs associated with any future collaborative research, manufacturing, marketing or other funding arrangements; the costs associated with removing the partial clinical hold of the Company's phentolamine based products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None.

ITEM 8.  FINANCIAL STATEMENTS

         The financial statements required by this item are presented following
Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On June 18, 2002, the Company dismissed Arthur Andersen LLP ("Arthur Andersen") as its independent public accountants, and on July 10, 2002, the Company retained PricewaterhouseCoopers LLP as its independent accountants.

         Arthur Andersen's reports on Zonagen's financial statements for each of the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

         During the fiscal year ended December 31, 2001 and through the interim period between December 31, 2001 and the date of Arthur Andersen's termination, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure of auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report for such years; and there were no reportable events as defined in Item

304(a)(2) of Regulation S-K.

         During the fiscal year ended December 31, 2001 and through the date of the engagement of PricewaterhouseCoopers LLP, the Company did not consult PricewaterhouseCoopers LLP regarding any of the items described in Item 304(a)(2) of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item as to the directors and executive officers of the Company is hereby incorporated by reference from the information appearing under the caption "Election of Directors" in the Company's proxy statement ("Proxy Statement") for its annual meeting of stockholders. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended ("Exchange Act"), within 120 days of the end of the Company's fiscal year ended December 31, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item as to the management of the Company is hereby incorporated by reference from the information appearing under the captions "Executive Compensation" and "Election of Directors--Director Compensation" in the Company's Proxy Statement. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended ("Exchange Act"), within 120 days of the end of the Company's fiscal year ended December 31, 2002. Notwithstanding the foregoing, in accordance with the instructions to Item 402 of Regulation S-K, the information contained in the Company's proxy statement under the sub-heading "Report of the Compensation Committee of the Board of Directors" and "Performance Graph" shall not be deemed to be filed as part of or incorporated by reference into this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended ("Exchange Act"), within 120 days of the end of the Company's fiscal year ended December 31, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the caption "Certain Transactions" in the Company's Proxy Statement. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended ("Exchange Act"), within 120 days of the end of the Company's fiscal year ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

         The Company's chief executive officer and chief financial officer have evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act) as of December 31, 2002 and concluded that those disclosure controls and procedures are effective.

         There have been no changes in the Company's internal controls or in other factors known to the Company that could significantly affect these controls subsequent to their evaluation, nor any corrective actions with regards to significant deficiencies and material weaknesses.

         While the Company believes that its existing disclosure controls and procedures have been effective to accomplish the objectives, the Company intends to continue to examine, refine and formalize its disclosures and procedures and to monitor ongoing developments in this area.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) Documents Filed as a Part of this Report

             1. Financial Statements

                FINANCIAL STATEMENTS                                                                PAGE
                --------------------                                                                ----
                Report of Independent Accountants....................................................F-1
                Report of Independent Public Accountants.............................................F-2
                Consolidated Balance Sheets as of December 31, 2002 and 2001.........................F-3
                Consolidated Statements of Operations for the Years Ended
                    December 31, 2002, 2001 and 2000 and (unaudited)
                    from Inception (August 20, 1987) through December 31, 2002.......................F-4
                Consolidated Statement of Stockholders' Equity ......................................F-5
                Consolidated Statements of Cash Flows for the Years Ended
                    December 31, 2002, 2001 and 2000 and (unaudited) from Inception
                    (August 20, 1987) through December 31, 2002.....................................F-10
                Notes to Consolidated Financial Statements..........................................F-11

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

         4.2         -- Rights Agreement dated September 1, 1999 between the
                        Company and Computershare Investor Services LLC (as successor in interest to Harris Trust & Savings Bank), as Rights Agent. Exhibit 4.1 to the Rights Plan
                        Registration Statement is incorporated herein by reference.

         4.3         -- First Amendment to Rights Agreement, dated as of
                        September 6, 2002, between the Company, Harris Trust &
                        Savings Bank and Computershare Investor Services LLC.
                        Exhibit 4.3 to Amendment No. 1 to the Rights Plan
                        Registration Statement on Form 8-A/A as filed with the Commission on September 11, 2002 is incorporated herein by reference.

         4.4         -- Second Amendment to Rights Agreement, dated as of
                        October 30, 2002, between the Company and Computershare
                        Investor Services LLC. Exhibit 4.4 to Amendment No. 2 to the Rights Plan


    EXHIBIT NUMBER                       IDENTIFICATION OF EXHIBIT
    --------------                       -------------------------
                        Registration Statement on Form 8-A/A as filed with the
                        Commission on October 31, 2002 is incorporated herein
                        by reference.

         4.5         -- Form of Rights Certificate. Exhibit B to Exhibit 4.1
                        to the Rights Plan Registration Statement is incorporated herein by reference.

         10.1+       -- Amended and Restated 1993 Employee and Consultant
                        Stock Option Plan. Exhibit 10.3 to the Registration
                        Statement is incorporated herein by reference.

         10.2+       -- First Amendment to the Zonagen, Inc. Amended and
                        Restated 1993 Stock Option Plan. Exhibit 10.22 to the
                        Company's Annual Report on Form 10-K for the year ended
                        December 31, 1999 (the "1999 Form 10-K") is incorporated
                        herein by reference.

         10.3+       -- 1996 Non-Employee Directors' Stock Option Plan.
                        Exhibit 10.1 to the Company's Quarterly Report on Form
                        10-Q for the fiscal quarter ended June 30, 1997 is
                        incorporated herein by reference.

         10.4+       -- 2000 Non-Employee Directors' Stock Option Plan.
                        Appendix B to the Company's Definitive Proxy Statement
                        filed on April 26, 2000 is incorporated herein by
                        reference.

         10.5+       -- First Amendment to the Zonagen, Inc. 2000
                        Non-Employee Directors' Stock Option Plan. Exhibit 10.21
                        to the 2000 Form 10-K is incorporated herein by
                        reference.

         10.6*       -- Second Amendment to 2000 Non-Employee Directors'
                        Stock Option Plan.

         10.7        -- Lease Agreement dated March 22, 1990, between the
                        Company and The Woodlands Equity Partnership-89. Exhibit
                        10.4 to the Registration Statement is incorporated herein by reference.

         10.8        -- Extension, Modification and Ratification of Lease
                        dated May 31, 2000, between the Company and Woodlands
                        Equity Partnership-89. Exhibit 10.4 to the Company's
                        Annual Report on Form 10-K for the year ended December
                        31, 2000 (the "2000 Form 10-K") is incorporated herein by reference.

         10.9+       -- Employment Agreement between the Company and Joseph
                        S. Podolski. Exhibit 10.5 to the Registration Statement
                        is incorporated herein by reference.

         10.10+      -- First Amendment to Employment Agreement between the
                        Company and Joseph S. Podolski. Exhibit 10.1 to the
                        Company's Quarterly Report on Form 10-Q for the fiscal
                        quarter ended March 31, 2001 is incorporated herein by
                        reference.

         10.11+      -- Employment Agreement between the Company and Louis
                        Ploth, Jr. Exhibit 10.5 to the 1999 Form 10-K is
                        incorporated herein by reference.



         10.12+      -- First Amendment to Employment Agreement between the
                        Company and Louis Ploth, Jr. Exhibit 10.7 to the 2000
                        Form 10-K is incorporated herein by reference.

         10.13       -- Assignment Agreement dated April 13, 1994, among
                        Zonagen, Inc., Gamogen, Inc. and Dr. Adrian Zorgniotti.
                        Exhibit 10.8 to the 2000 Form 10-K is incorporated herein by reference.

         10.14       -- Conditional Amendment No. 1 to Assignment Agreement
                        dated January 24, 1997, between the Company and Gamogen,
                        Inc. Exhibit 10.1 to the Company's Quarterly Report on
                        Form 10-Q for the fiscal quarter ended March 31, 1997 is incorporated herein by reference.

         10.15       -- Amendment No. 2 to Assignment Agreement dated
                        September 30, 1997, between the Company and Gamogen,
                        Inc. Exhibit 10.1 to the Company's Quarterly Report on
                        Form 10-Q for the fiscal quarter ended September 30, 1997 is incorporated herein by reference.

         10.16++     -- Letter Agreement dated July 15, 2002 between the
                        Company, Schering-Plough Ltd. and Schering-Plough
                        Corporation. Exhibit 10.1 to the Company's Quarterly
                        Report on Form 10-Q for the fiscal quarter ended June
                        30, 2002 is incorporated herein by reference.

         10.17+*      -- Second Amendment to Employment Agreement between the
                        Company and Joseph S. Podolski.

         10.18+*      -- Second Amendment to Employment Agreement between the
                        Company and Louis Ploth, Jr.

         23.1*       -- Consent of PricewaterhouseCoopers LLP

         23.2*       -- Information Regarding Consent of Arthur Andersen LLP

         99.1*       -- Certification Pursuant to 18 U.S.C. Section 1350, As
                        Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002 (Chief Executive Officer)

         99.2*       -- Certification Pursuant to 18 U.S.C. Section 1350, As
                        Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002 (Chief Financial Officer)

-----------------------
*  Filed herewith.
+  Management contract or compensatory plan.
++ Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act. Such omitted portions have been filed separately with the Commission.

        (b) Reports on Form 8-K

         The Company filed a Current Report on Form 8-K dated October 31, 2002 reporting an event under Item 5.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ZONAGEN, INC.


                                     By: /s/ Joseph S. Podolski
                                         ---------------------------------------
                                         Joseph S. Podolski
                                         President and Chief Executive Officer
Dated:  April 10, 2003

           SIGNATURE                              TITLE                         DATE
/s/    Joseph S. Podolski           President, Chief Executive Officer       April 10, 2003
---------------------------------              and Director
       Joseph S. Podolski              (Principal Executive Officer)

/s/    Louis Ploth, Jr.            Chief Financial Officer, VP Business      April 10, 2003
---------------------------------        Development and Secretary
       Louis Ploth, Jr.              (Principal Financial Officer and
                                       Principal Accounting Officer)

/s/    Martin P. Sutter             Chairman of the Board of Directors       April 10, 2003
---------------------------------
       Martin P. Sutter

/s/    Steven Blasnik                            Director                    April 10, 2003
---------------------------------
       Steven Blasnik

/s/    Timothy McInerney                         Director                    April 10, 2003
---------------------------------
       Timothy McInerney

/s/    Lloyd M. Bentsen, III                     Director                    April 10, 2003
---------------------------------
       Lloyd M. Bentsen, III

                                 CERTIFICATIONS

I, Joseph S. Podolski, certify that:

1. I have reviewed this annual report on Form 10-K of Zonagen, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 10, 2003
                                       By: /s/ Joseph S. Podolski
                                           -------------------------------------
                                           Joseph S. Podolski
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

I, Louis Ploth, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Zonagen, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 10, 2003
                                By: /s/ Louis Ploth, Jr.
                                    --------------------------------------------
                                    Louis Ploth, Jr.
                                    Vice President, Business Development and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of Zonagen, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Zonagen, Inc., and subsidiaries (a development stage company) at December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of Zonagen, Inc. as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements and included an explanatory paragraph that described the change in accounting described in Note 2 to the financial statements in their report dated February 6, 2002.


PricewaterhouseCoopers LLP


Houston, Texas
April 9, 2003

         THIS REPORT IS A COPY OF THE REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP, AND IT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.


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

ARTHUR ANDERSEN LLP

Houston, Texas
February 6, 2002

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                                    DECEMBER 31,     DECEMBER 31,
                                                                                        2002             2001
                                                                                    ------------     ------------

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                      $      8,683     $      1,521
     Marketable securities                                                                16,455           28,535
     Note receivable                                                                       1,000               --
     Product inventory                                                                        --            4,417
     Prepaid expenses and other current assets                                               532              787
                                                                                    ------------     ------------
              Total current assets                                                        26,670           35,260
LAB EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS, net                                     191              340
OTHER ASSETS, net                                                                            509            1,314
                                                                                    ------------     ------------
              Total assets                                                          $     27,370     $     36,914
                                                                                    ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                               $         86     $      1,723
     Accrued expenses                                                                        433              394
     Deferred revenue - short term                                                            --            2,114
                                                                                    ------------     ------------
              Total current liabilities                                                      519            4,231
                                                                                    ------------     ------------
DEFERRED REVENUE - LONG TERM                                                                  --            2,114

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY
     Undesignated Preferred Stock, $.001 par value, 5,000,000 shares authorized,
          none issued and outstanding                                                         --               --
     Common Stock, $.001 par value, 20,000,000 shares authorized, 11,918,177 and
          11,765,516 shares issued, respectively; 11,502,877 and 11,350,216
          shares outstanding, respectively                                                    12               12
     Additional paid-in capital                                                          114,051          113,898
     Deferred compensation                                                                    --              (11)
     Cost of treasury stock, 415,300 shares                                               (7,484)          (7,484)
     Deficit accumulated during the development stage                                    (79,728)         (75,846)
                                                                                    ------------     ------------
              Total stockholders' equity                                                  26,851           30,569
                                                                                    ------------     ------------
              Total liabilities and stockholders' equity                            $     27,370     $     36,914
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

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)

                                                                                                   FROM INCEPTION
                                                                                                  (AUGUST 20, 1987)
                                                          FOR THE YEAR ENDED DECEMBER 31,             THROUGH
                                                     ------------------------------------------     DECEMBER 31,
                                                         2002           2001           2000             2002
                                                     ------------   ------------   ------------   ----------------
                                                                                                     (unaudited)
REVENUES AND OTHER INCOME
       Licensing fees                                $      4,228   $      2,162   $      2,115   $         28,755
       Product royalties                                       --             58            164                627
       Research and development grants                        315            115             72                502
       Interest income                                        711          1,526          2,239             12,704
                                                     ------------   ------------   ------------   ----------------
             Total revenues and other
                 income                                     5,254          3,861          4,590             42,588
                                                     ------------   ------------   ------------   ----------------
EXPENSES
       Research and development                             6,420          3,028          4,495             89,628
       General and administrative                           2,716          1,672          2,796             22,957
       Interest expense and amortization
            of intangibles                                     --             --             --                388
                                                     ------------   ------------   ------------   ----------------
             Total expenses                                 9,136          4,700          7,291            112,973
                                                     ------------   ------------   ------------   ----------------

Loss from continuing operations                            (3,882)          (839)        (2,701)           (70,385)
Income (loss) from discontinued operations                     --             --             --             (1,828)
Gain on disposal                                               --             --             --                939
                                                     ------------   ------------   ------------   ----------------
Net loss before cumulative effect of
     change in accounting principle                        (3,882)          (839)        (2,701)           (71,274)
Cumulative effect of change in accounting
     principle                                                 --             --         (8,454)            (8,454)
                                                     ------------   ------------   ------------   ----------------
NET LOSS                                             $     (3,882)  $       (839)  $    (11,155)  $        (79,728)
                                                     ============   ============   ============   ================

INCOME (LOSS) PER SHARE - BASIC AND DILUTED:
Loss from continuing operations                      $      (0.34)  $      (0.07)  $      (0.24)
Income from discontinued operations                            --             --             --
Gain on disposal                                               --             --             --
                                                     ------------   ------------   ------------
Net loss before cumulative effect of
     change in accounting principle                         (0.34)         (0.07)         (0.24)
Cumulative effect of change in accounting
     principle                                                 --             --          (0.75)
                                                     ------------   ------------   ------------
NET LOSS                                             $      (0.34)  $      (0.07)  $      (0.99)
                                                     ============   ============   ============

Shares used in income (loss) per share calculation:
       Basic                                               11,412         11,333         11,303
       Diluted                                             11,412         11,333         11,303



        The accompanying notes are an integral part of these consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands except share amounts)



                                                              PREFERRED STOCK                 COMMON STOCK            ADDITIONAL
                                                         ---------------------------   ----------------------------    PAID-IN
                                                            SHARES         AMOUNT         SHARES          AMOUNT        CAPITAL
                                                         ------------   ------------   ------------    ------------   ------------

  Exchange of common stock ($.004 per share) for
    technology rights and services from founding
    stockholders                                                   --   $         --        245,367    $         --   $          1
  Net Loss                                                         --             --             --              --             --
                                                         ------------   ------------   ------------    ------------   ------------
BALANCE AT DECEMBER 31, 1987 (unaudited)                           --             --        245,367              --              1
  Net Loss                                                         --             --             --              --             --
                                                         ------------   ------------   ------------    ------------   ------------
BALANCE AT DECEMBER 31, 1988 (unaudited)                           --             --        245,367              --              1
  Proceeds from issuance of common stock                           --             --         65,431              --              3
  Net Loss                                                         --             --             --              --             --
                                                         ------------   ------------   ------------    ------------   ------------
BALANCE AT DECEMBER 31, 1989 (unaudited)                           --             --        310,798              --              4
  Proceeds from issuance of common stock                           --             --            467              --             --
  Net Loss                                                         --             --             --              --             --
                                                         ------------   ------------   ------------    ------------   ------------
BALANCE AT DECEMBER 31, 1990 (unaudited)                           --             --        311,265              --              4
  Net Loss                                                         --             --             --              --             --
                                                         ------------   ------------   ------------    ------------   ------------
BALANCE AT DECEMBER 31, 1991 (unaudited)                           --             --        311,265              --              4
  Conversion of 391,305 shares of Series C
    preferred stock into common stock                              --             --         91,442              --            360
  Purchase of retirement of common stock                           --             --        (23,555)             --             (1)
  Proceeds from issuance of common stock                           --             --         16,946              --              7
  Net Loss                                                         --             --             --              --             --
                                                         ------------   ------------   ------------    ------------   ------------
BALANCE AT DECEMBER 31, 1992 (unaudited)                           --             --        396,098               1            370
  Issuance of common stock for cash, April 1, 1993,
    and May 12, 1993 ($5.50 per share), net of offering
    costs of $1,403                                                --             --      1,534,996               2          7,037
  Issuance of common stock for cash and license
    agreement, December 9, 1993 ($10.42 per share),
    net of offering costs of $47                                   --             --        239,933              --          2,453
  Conversion of Series A preferred stock to common stock           --             --        179,936              --            600
  Conversion of Series B preferred stock to common stock           --             --         96,013              --            378
  Conversion of Series C preferred stock to common stock           --             --        876,312               1          3,443
  Conversion of Series D preferred stock to common stock           --             --        280,248              --            599
  Conversion of bridge loan to common stock                        --             --         64,000              --            256
  Net Loss                                                         --             --             --              --             --
                                                         ------------   ------------   ------------    ------------   ------------






                                                                                                        DEFICIT
                                                                                                      ACCUMULATED
                                                                              TREASURY STOCK           DURING THE         TOTAL
                                                          DEFERRED      ---------------------------   DEVELOPMENT     STOCKHOLDERS'
                                                         COMPENSATION      SHARES         AMOUNT         STAGE           EQUITY
                                                         ------------   ------------   ------------   ------------    ------------

  Exchange of common stock ($.004 per share) for
    technology rights and services from founding
    stockholders                                         $         --             --   $         --   $         --    $          1
  Net Loss                                                         --             --             --            (28)            (28)
                                                         ------------   ------------   ------------   ------------    ------------
BALANCE AT DECEMBER 31, 1987 (unaudited)                           --             --             --            (28)            (27)
  Net Loss                                                         --             --             --           (327)           (327)
                                                         ------------   ------------   ------------   ------------    ------------
BALANCE AT DECEMBER 31, 1988 (unaudited)                           --             --             --           (355)           (354)
  Proceeds from issuance of common stock                           --             --             --             --               3
  Net Loss                                                         --             --             --           (967)           (967)
                                                         ------------   ------------   ------------   ------------    ------------
BALANCE AT DECEMBER 31, 1989 (unaudited)                           --             --             --         (1,322)         (1,318)
  Proceeds from issuance of common stock                           --             --             --             --              --
  Net Loss                                                         --             --             --         (1,426)         (1,426)
                                                         ------------   ------------   ------------   ------------    ------------
BALANCE AT DECEMBER 31, 1990 (unaudited)                           --             --             --         (2,748)         (2,744)
  Net Loss                                                         --             --             --         (1,820)         (1,820)
                                                         ------------   ------------   ------------   ------------    ------------
BALANCE AT DECEMBER 31, 1991 (unaudited)                           --             --             --         (4,568)         (4,564)
  Conversion of 391,305 shares of Series C
    preferred stock into common stock                              --             --             --             --             360
  Purchase of retirement of common stock                           --             --             --             --              (1)
  Proceeds from issuance of common stock                           --             --             --             --               7
  Net Loss                                                         --             --             --         (1,583)         (1,583)
                                                         ------------   ------------   ------------   ------------    ------------
BALANCE AT DECEMBER 31, 1992 (unaudited)                           --             --             --         (6,151)         (5,781)
  Issuance of common stock for cash, April 1, 1993,
    and May 12, 1993 ($5.50 per share), net of offering
    costs of $1,403                                                --             --             --             --           7,039
  Issuance of common stock for cash and license
    agreement, December 9, 1993 ($10.42 per share),
    net of offering costs of $47                                   --             --             --             --           2,453
  Conversion of Series A preferred stock to common stock           --             --             --             --             600
  Conversion of Series B preferred stock to common stock           --             --             --             --             378
  Conversion of Series C preferred stock to common stock           --             --             --             --           3,444
  Conversion of Series D preferred stock to common stock           --             --             --             --             600
  Conversion of bridge loan to common stock                        --             --             --             --             256
  Net Loss                                                         --             --             --         (2,532)         (2,532)
                                                         ------------   ------------   ------------   ------------    ------------



                                   (continued)

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands except share amounts)




                                                                PREFERRED STOCK                COMMON STOCK          ADDITIONAL
                                                          ---------------------------   --------------------------    PAID-IN
                                                             SHARES         AMOUNT         SHARES        AMOUNT       CAPITAL
                                                          ------------   ------------   ------------  ------------  ------------
BALANCE AT DECEMBER 31, 1993 (unaudited)                            --   $         --      3,667,536  $          4  $     15,136
  Deferred compensation resulting from grant of options             --             --             --            --           188
  Amortization of deferred compensation                             --             --             --            --            --
  Exercise of warrants to purchase common stock
    for cash, June 30, 1994 ($3.94 per share)                       --             --         39,623            --           156
  Issuance of common stock for purchase of FTI,
    October 13, 1994                                                --             --        111,111            --         1,567
  Net loss                                                          --             --             --            --            --
                                                          ------------   ------------   ------------  ------------  ------------
BALANCE AT DECEMBER 31, 1994                                        --             --      3,818,270             4        17,047
  Amortization of deferred compensation                             --             --             --            --            --
  Exercise of options to purchase common stock for cash,
    January and April 1995 ($.10 to $6.13 per share)                --             --          4,546            --            14
  Issuance of common stock for cash and a financing
    charge, March 9, 1995                                           --             --         16,000            --            76
  Issuance of Series A preferred stock for cash,
  October 4, 1995, and October 19, 1995 ($10.00 per
    share), net of offering costs of $651                      598,850              1             --            --         5,336
  Conversion of warrants to purchase common
    stock as a result of offering under antidilution clause,
    October 19, 1995 ($3.63 per share)                              --             --             --            --            --
  Conversion of Series A preferred stock into
    common stock, November and December 1995                   (94,000)            --        259,308            --            --
  Net loss                                                          --             --             --            --            --
                                                          ------------   ------------   ------------  ------------  ------------
BALANCE AT DECEMBER 31, 1995                                   504,850              1      4,098,124             4        22,473
  Deferred compensation resulting from grant of options             --             --             --            --            86
  Amortization of deferred compensation                             --             --             --            --            --
  Exercise of warrants to purchase common stock for cash,
    January through December 1996 ($3.63 per share)                 --             --        227,776            --           827
  Conversion of Series A preferred stock into
    common stock, January through November 1996               (507,563)            (1)     1,396,826             2            (1)
  Issuance of options for services, January 12, 1996                --             --             --            --            99
  Exercise of options to purchase common stock for
    cash, February through November 1996 ($.001 to
    $5.50 per share)                                                --             --         23,100            --            75
  Issuance of common stock for agreement not to
    compete, April 13, 1996                                         --             --         19,512            --           200
  Exercise of warrants to purchase Series A preferred
    stock under cashless exercise provision,
    June 5, 1996                                                 2,713             --             --            --            --
  Issuance of Series B preferred stock for cash,
    September 30, 1996, and October 11, 1996 ($10.00
    per share), net of offering costs of $2,557              1,692,500              2             --            --        14,366
  Conversion of Series B preferred stock into common
    stock, November through December 1996                     (177,594)            --        268,058            --            --
  Net loss                                                          --             --             --            --            --
                                                          ------------   ------------   ------------  ------------  ------------




                                                                                                        DEFICIT
                                                                                                      ACCUMULATED
                                                                                TREASURY STOCK         DURING THE        TOTAL
                                                             DEFERRED     --------------------------  DEVELOPMENT    STOCKHOLDERS'
                                                           COMPENSATION      SHARES        AMOUNT        STAGE          EQUITY
                                                           ------------   ------------  ------------  ------------   ------------
BALANCE AT DECEMBER 31, 1993 (unaudited)                  $         --             --  $         --  $     (8,683)  $      6,457
  Deferred compensation resulting from grant of options           (188)            --            --            --             --
  Amortization of deferred compensation                             38             --            --            --             38
  Exercise of warrants to purchase common stock
    for cash, June 30, 1994 ($3.94 per share)                       --             --            --            --            156
  Issuance of common stock for purchase of FTI,
    October 13, 1994                                                --             --            --            --          1,567
  Net loss                                                          --             --            --        (3,970)        (3,970)
                                                          ------------   ------------  ------------  ------------   ------------
BALANCE AT DECEMBER 31, 1994                                      (150)            --            --       (12,653)         4,248
  Amortization of deferred compensation                             37             --            --            --             37
  Exercise of options to purchase common stock for cash,
    January and April 1995 ($.10 to $6.13 per share)                --             --            --            --             14
  Issuance of common stock for cash and a financing
    charge, March 9, 1995                                           --             --            --            --             76
  Issuance of Series A preferred stock for cash,
  October 4, 1995, and October 19, 1995 ($10.00 per
    share), net of offering costs of $651                           --             --            --            --          5,337
  Conversion of warrants to purchase common
    stock as a result of offering under antidilution clause,
    October 19, 1995 ($3.63 per share)                              --             --            --            --             --
  Conversion of Series A preferred stock into
    common stock, November and December 1995                        --             --            --            --             --
  Net loss                                                          --             --            --        (4,287)        (4,287)
                                                          ------------   ------------  ------------  ------------   ------------
BALANCE AT DECEMBER 31, 1995                                      (113)            --            --       (16,940)         5,425
  Deferred compensation resulting from grant of options            (86)            --            --            --             --
  Amortization of deferred compensation                             54             --            --            --             54
  Exercise of warrants to purchase common stock for cash,
    January through December 1996 ($3.63 per share)                 --             --            --            --            827
  Conversion of Series A preferred stock into
    common stock, January through November 1996                     --             --            --            --             --
  Issuance of options for services, January 12, 1996                --             --            --            --             99
  Exercise of options to purchase common stock for
    cash, February through November 1996 ($.001 to
    $5.50 per share)                                                --             --            --            --             75
  Issuance of common stock for agreement not to
    compete, April 13, 1996                                         --             --            --            --            200
  Exercise of warrants to purchase Series A preferred
    stock under cashless exercise provision,
    June 5, 1996                                                    --             --            --            --             --
  Issuance of Series B preferred stock for cash,
    September 30, 1996, and October 11, 1996 ($10.00
    per share), net of offering costs of $2,557                     --             --            --            --         14,368
  Conversion of Series B preferred stock into common
    stock, November through December 1996                           --             --            --            --             --
  Net loss                                                          --             --            --        (9,470)        (9,470)
                                                          ------------   ------------  ------------  ------------   ------------


                                   (continued)

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands except share amounts)



                                                                PREFERRED STOCK                COMMON STOCK          ADDITIONAL
                                                          ---------------------------   --------------------------    PAID-IN
                                                             SHARES         AMOUNT         SHARES        AMOUNT       CAPITAL
                                                          ------------   ------------   ------------  ------------  ------------
BALANCE AT DECEMBER 31, 1996                                 1,514,906   $          2      6,033,396  $          6  $     38,125
  Deferred compensation resulting from grant of options             --             --             --            --         2,110
  Amortization of deferred compensation                             --             --             --            --            --
  Exercise of options to purchase common stock
    for cash, January through December 1997 ($0.00 to
    $22.25 per share)                                               --             --         90,955            --           522
  Exercise of warrants to purchase common stock
    for cash, January through December 1997 ($3.63 and
    $3.07 per share)                                                --             --         22,368            --            75
  Issuance of common stock for a cashless exercise of
    Series A preferred stock warrants, February through
    September 1997                                                  --             --         81,294            --            --
  Exercise of Series A preferred stock warrants to
    purchase common stock for cash, April 1997 ($11.00
    per share)                                                      --             --            818            --             3
  Issuance of common stock for a cashless exercise of
    Series B preferred stock warrants, April through
    November 1997                                                   --             --         88,223            --            --
  Exercise of Series B preferred stock warrants to
    purchase common stock for cash, April through July
    1997 ($11.00 per share)                                         --             --         17,169            --           125
  Issuance of common stock as final purchase price
    for acquisition of FTI, January 31, 1997 ($9.833 per
    share)                                                          --             --        305,095             1            --
  Issuance of common stock as final debt payment
    on FTI acquisition, January 31, 1997 ($9.833 per
    share)                                                          --             --         19,842            --            94
  Conversion of Series B preferred stock into common
    stock, January through October 1997                     (1,514,906)            (2)     2,295,263             2            (1)
  Issuance of common stock for cash, July 25, 1997
    ($30.00 per share), net of offering costs
    of $5,439                                                       --             --      2,587,500             3        72,183
  Purchase of treasury stock, December 1997                         --             --             --            --            --
  Net loss                                                          --             --             --            --            --
                                                          ------------   ------------   ------------  ------------  ------------


                                                                                                         DEFICIT
                                                                                                       ACCUMULATED
                                                                                TREASURY STOCK          DURING THE        TOTAL
                                                             DEFERRED     --------------------------   DEVELOPMENT    STOCKHOLDERS'
                                                           COMPENSATION      SHARES        AMOUNT         STAGE          EQUITY
                                                           ------------   ------------  ------------   ------------   ------------
BALANCE AT DECEMBER 31, 1996                               $       (145)            --  $         --   $    (26,410)  $     11,578
  Deferred compensation resulting from grant of options          (2,110)            --            --             --             --
  Amortization of deferred compensation                             854             --            --             --            854
  Exercise of options to purchase common stock
    for cash, January through December 1997 ($0.00 to
    $22.25 per share)                                                --             --            --             --            522
  Exercise of warrants to purchase common stock
    for cash, January through December 1997 ($3.63 and
    $3.07 per share)                                                 --             --            --             --             75
  Issuance of common stock for a cashless exercise of
    Series A preferred stock warrants, February through
    September 1997                                                   --             --            --             --             --
  Exercise of Series A preferred stock warrants to
    purchase common stock for cash, April 1997 ($11.00
    per share)                                                       --             --            --             --              3
  Issuance of common stock for a cashless exercise of
    Series B preferred stock warrants, April through
    November 1997                                                    --             --            --             --             --
  Exercise of Series B preferred stock warrants to
    purchase common stock for cash, April through July
    1997 ($11.00 per share)                                          --             --            --             --            125
  Issuance of common stock as final purchase price
    for acquisition of FTI, January 31, 1997 ($9.833 per
    share)                                                           --             --            --             --              1
  Issuance of common stock as final debt payment
    on FTI acquisition, January 31, 1997 ($9.833 per
    share)                                                           --             --            --             --             94
  Conversion of Series B preferred stock into common
    stock, January through October 1997                              --             --            --             --             (1)
  Issuance of common stock for cash, July 25, 1997
    ($30.00 per share), net of offering costs
    of $5,439                                                        --             --            --             --         72,186
  Purchase of treasury stock, December 1997                          --         61,500        (1,287)            --         (1,287)
  Net loss                                                           --             --            --        (13,174)       (13,174)
                                                           ------------   ------------  ------------   ------------   ------------




                                   (continued)

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands except share amounts)



                                                              PREFERRED STOCK               COMMON STOCK          ADDITIONAL
                                                         --------------------------  --------------------------    PAID-IN
                                                            SHARES        AMOUNT        SHARES        AMOUNT       CAPITAL
                                                         ------------  ------------  ------------  ------------  ------------
BALANCE AT DECEMBER 31, 1997                                       --  $         --    11,541,923  $         12  $    113,236
  Deferred compensation resulting from grant of options            --            --            --            --            55
  Amortization of deferred compensation                            --            --            --            --            --
  Forfeiture of stock options, December 1998                       --            --            --            --           (21)
  Exercise of options to purchase common stock
    for cash, January through October 1998 ($0.43 to
    $22.25 per share)                                              --            --        63,022            --           344
  Issuance of common stock for services, January
    15, 1998                                                       --            --         5,000            --           103
  Issuance of common stock for a cashless exercise of
    Series B preferred stock warrants, May through
    July 1998                                                      --            --        11,195            --            --
  Purchase of treasury stock, January through
    September 1998 ($13.00 to $20.65 per share)                    --            --            --            --            --
  Net loss                                                         --            --            --            --            --
                                                         ------------  ------------  ------------  ------------  ------------
BALANCE AT DECEMBER 31, 1998                                       --            --    11,621,140            12       113,717
  Deferred compensation resulting from grant of options            --            --            --            --          (229)
  Amortization of deferred compensation                            --            --            --            --            --
  Exercise of options to purchase common stock
    for cash, February through September 1999 ($0.04 to
    $8.375 per share)                                              --            --        31,866            --            72
  Issuance of common stock for a cashless exercise of
    common stock warrants, February 1999                           --            --         4,775            --            --
  Issuance of common stock for a cashless exercise of
    Series A preferred stock warrants, April 1999                  --            --        22,131            --            --
  Issuance of common stock for a cashless exercise of
    Series B preferred stock warrants, March through
    April 1999                                                     --            --           876            --            --
  Exercise of Series B preferred stock warrants to
    purchase common stock for cash, January 1999
    ($11.00 per share)                                             --            --           536            --             4
  Net loss                                                         --            --            --            --            --
                                                         ------------  ------------  ------------  ------------  ------------
BALANCE AT DECEMBER 31, 1999                                       --            --    11,681,324            12       113,564
  Deferred compensation resulting from grant of options            --            --            --            --            77
  Amortization of deferred compensation                            --            --            --            --            --
  Exercise of options to purchase common stock
    for cash, March through September 2000 ($0.43 to
    $8.375 per share)                                              --            --        49,416            --           112
  Issuance of common stock through employee stock
    purchase plan for cash, December 2000                          --            --         9,379            --            21
  Issuance of common stock to Board of Director members
    for services, May through December 2000                        --            --         2,034            --             6
  Net loss                                                         --            --            --            --            --
                                                         ------------  ------------  ------------  ------------  ------------




                                                                                                       DEFICIT
                                                                                                     ACCUMULATED
                                                                              TREASURY STOCK          DURING THE        TOTAL
                                                           DEFERRED     --------------------------   DEVELOPMENT    STOCKHOLDERS'
                                                         COMPENSATION      SHARES        AMOUNT         STAGE          EQUITY
                                                         ------------   ------------  ------------   ------------   ------------
BALANCE AT DECEMBER 31, 1997                             $     (1,401)        61,500  $     (1,287)  $    (39,584)  $     70,976
  Deferred compensation resulting from grant of options            --             --            --             --             55
  Amortization of deferred compensation                           422             --            --             --            422
  Forfeiture of stock options, December 1998                       21             --            --             --             --
  Exercise of options to purchase common stock
    for cash, January through October 1998 ($0.43 to
    $22.25 per share)                                              --             --            --             --            344
  Issuance of common stock for services, January
    15, 1998                                                       --             --            --             --            103
  Issuance of common stock for a cashless exercise of
    Series B preferred stock warrants, May through
    July 1998                                                      --             --            --             --             --
  Purchase of treasury stock, January through
    September 1998 ($13.00 to $20.65 per share)                    --        353,800        (6,197)            --         (6,197)
  Net loss                                                         --             --            --        (12,316)       (12,316)
                                                         ------------   ------------  ------------   ------------   ------------
BALANCE AT DECEMBER 31, 1998                                     (958)       415,300        (7,484)       (51,900)        53,387
  Deferred compensation resulting from grant of options           229             --            --             --             --
  Amortization of deferred compensation                           239             --            --             --            239
  Exercise of options to purchase common stock
    for cash, February through September 1999 ($0.04 to
    $8.375 per share)                                              --             --            --             --             72
  Issuance of common stock for a cashless exercise of
    common stock warrants, February 1999                           --             --            --             --             --
  Issuance of common stock for a cashless exercise of
    Series A preferred stock warrants, April 1999                  --             --            --             --             --
  Issuance of common stock for a cashless exercise of
    Series B preferred stock warrants, March through
    April 1999                                                     --             --            --             --             --
  Exercise of Series B preferred stock warrants to
    purchase common stock for cash, January 1999
    ($11.00 per share)                                             --             --            --             --              4
  Net loss                                                         --             --            --        (11,952)       (11,952)
                                                         ------------   ------------  ------------   ------------   ------------
BALANCE AT DECEMBER 31, 1999                                     (490)       415,300        (7,484)       (63,852)        41,750
  Deferred compensation resulting from grant of options           (34)            --            --             --             43
  Amortization of deferred compensation                           283             --            --             --            283
  Exercise of options to purchase common stock
    for cash, March through September 2000 ($0.43 to
    $8.375 per share)                                              --             --            --             --            112
  Issuance of common stock through employee stock
    purchase plan for cash, December 2000                          --             --            --             --             21
  Issuance of common stock to Board of Director members
    for services, May through December 2000                        --             --            --             --              6
  Net loss                                                         --             --            --        (11,155)       (11,155)
                                                         ------------   ------------  ------------   ------------   ------------




                                   (continued)

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands except share amounts)



                                                               PREFERRED STOCK                COMMON STOCK          ADDITIONAL
                                                         ---------------------------   --------------------------    PAID-IN
                                                            SHARES         AMOUNT         SHARES        AMOUNT       CAPITAL
                                                         ------------   ------------   ------------  ------------  ------------
BALANCE AT DECEMBER 31, 2000                                       --   $         --     11,742,153  $         12  $    113,780
  Compensation resulting from grant of options                     --             --             --            --            36
  Compensation resulting from extension of warrants                --             --             --            --            23
  Amortization of deferred compensation                            --             --             --            --            --
  Exercise of options to purchase common stock
    for cash, February through December 2001 ($0.64 to
    $4.00 per share)                                               --             --         12,242            --            25
  Issuance of common stock through employee stock
    purchase plan for cash, June and December 2001                 --             --          8,431            --            25
  Issuance of common stock to Board of Director members
    for services, February through December 2001                   --             --          2,690            --             9
  Net loss                                                         --             --             --            --            --
                                                         ------------   ------------   ------------  ------------  ------------
BALANCE AT DECEMBER 31, 2001                                       --   $         --     11,765,516  $         12  $    113,898
  Amortization of deferred compensation                            --             --             --            --            --
  Exercise of options to purchase common stock
    for cash, January and February 2002 ($0.64 to
    $2.94 per share)                                               --             --         31,265            --            21
  Purchase common stock through employee stock
    purchase plan for cash, June 2002                              --             --          4,824            --             6
  Issuance of common stock to Employees                            --             --        105,000            --           111
  Issuance of common stock to Board of Director members
    for services, March through December 2002                      --             --         11,572            --            15
  Net loss                                                         --             --             --            --            --
                                                         ------------   ------------   ------------  ------------  ------------
BALANCE AT DECEMBER 31, 2002                                       --   $         --     11,918,177  $         12  $    114,051
                                                         ============   ============   ============  ============  ============



                                                                                                       DEFICIT
                                                                                                     ACCUMULATED
                                                                              TREASURY STOCK          DURING THE        TOTAL
                                                           DEFERRED     --------------------------   DEVELOPMENT    STOCKHOLDERS'
                                                         COMPENSATION      SHARES        AMOUNT         STAGE          EQUITY
                                                         ------------   ------------  ------------   ------------   ------------
BALANCE AT DECEMBER 31, 2000                             $       (241)       415,300  $     (7,484)  $    (75,007)  $     31,060
  Compensation resulting from grant of options                     --             --            --             --             36
  Compensation resulting from extension of warrants                --             --            --             --             23
  Amortization of deferred compensation                           230             --            --             --            230
  Exercise of options to purchase common stock
    for cash, February through December 2001 ($0.64 to
    $4.00 per share)                                               --             --            --             --             25
  Issuance of common stock through employee stock
    purchase plan for cash, June and December 2001                 --             --            --             --             25
  Issuance of common stock to Board of Director members
    for services, February through December 2001                   --             --            --             --              9
  Net loss                                                         --             --            --           (839)          (839)
                                                         ------------   ------------  ------------   ------------   ------------
BALANCE AT DECEMBER 31, 2001                             $        (11)       415,300  $     (7,484)  $    (75,846)  $     30,569
  Amortization of deferred compensation                            11             --            --             --             11
  Exercise of options to purchase common stock
    for cash, January and February 2002 ($0.64 to
    $2.94 per share)                                               --             --            --             --             21
  Purchase common stock through employee stock
    purchase plan for cash, June 2002                              --             --            --             --              6
  Issuance of common stock to Employees                            --             --            --             --            111
  Issuance of common stock to Board of Director members
    for services, March through December 2002                      --             --            --             --             15
  Net loss                                                         --             --            --         (3,882)        (3,882)
                                                         ------------   ------------  ------------   ------------   ------------
BALANCE AT DECEMBER 31, 2002                             $         --        415,300  $     (7,484)  $    (79,728)  $     26,851
                                                         ============   ============  ============   ============   ============


             The accompanying notes are an integral part of these consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                             FROM INCEPTION
                                                                                                            (AUGUST 20, 1987)
                                                                    FOR THE YEAR ENDED DECEMBER 31,               THROUGH
                                                             --------------------------------------------      DECEMBER 31,
                                                                 2002            2001            2000              2002
                                                             ------------    ------------    ------------    ----------------
                                                                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $     (3,882)   $       (839)   $    (11,155)   $        (79,728)
Gain on disposal of discontinued operations                            --              --              --                (939)
Adjustments to reconcile net loss to net cash
used in operating activities:
         Noncash financing costs                                       --              --              --                 316
         Noncash inventory impairment                               4,417              --              --               4,417
         Noncash patent impairment                                  1,031              --              --               1,031
         Noncash decrease in accounts payable                      (1,308)             --              --              (1,308)
         Depreciation and amortization                                226             666             431               3,686
         Noncash expenses related to stock-based
              transactions                                            137             298             326               2,558
         Common stock issued for agreement not to
              compete                                                  --              --              --                 200
         Series B Preferred Stock issued for consulting
              services                                                 --              --              --                  18
         Maturities (purchase) of marketable securities            12,080              --              --              12,080
Changes in operating assets and liabilities
(net effects of purchase of businesses in 1988 and 1994):
         (Increase) decrease in receivables                            --              --              --                (199)
         Decrease (increase) in inventory                              --             108            (522)             (4,447)
         (Increase) decrease in prepaid expenses and other
              current assets                                          262              74             127                (222)
         (Decrease) increase in accounts payable and
              accrued expenses                                       (290)           (808)         (1,612)              1,704
         (Decrease) increase in deferred revenue                   (4,228)         (2,161)          6,389                  --
                                                             ------------    ------------    ------------    ----------------
Net cash provided by (used in) operating activities                 8,445         (2,662)         (6,016)            (60,833)

CASH FLOWS FROM INVESTING ACTIVITIES
         Maturities (purchase) of marketable securities                --           1,811           4,496             (28,723)
         Capital expenditures                                         (49)             (1)            (57)             (2,268)
         Purchase of technology rights and other assets              (261)           (188)           (157)             (2,206)
         (Increase) decrease in note receivable                    (1,000)             --              --              (1,000)
         Cash acquired in purchase of FTI                              --              --              --                   3
         Proceeds from sale of subsidiary, less
              $12,345 for operating losses during
              1990 phase-out period                                    --              --              --                 138
         Proceeds from sale of the assets of FTI                       --              --              --               2,250
         Increase in net assets held for disposal                      --              --              --                (213)
                                                             ------------    ------------    ------------    ----------------
Net cash provided by (used in) investing activities                (1,310)          1,622           4,282             (32,019)

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from issuance of common stock                        27              50             139              84,224
         Proceeds from issuance of preferred stock                     --              --              --              23,688
         Purchase of treasury stock                                    --              --              --              (7,484)
         Proceeds from issuance of notes payable                       --              --              --               2,839
         Principal payments on notes payable                           --              --              --              (1,732)
                                                             ------------    ------------    ------------    ----------------
Net cash provided by financing activities                              27              50             139             101,535
                                                             ------------    ------------    ------------    ----------------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                         7,162            (990)         (1,595)              8,683
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    1,521           2,511           4,106                  --
                                                             ------------    ------------    ------------    ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $      8,683    $      1,521    $      2,511    $          8,683
                                                             ============    ============    ============    ================


              The accompanying notes are an integral part of these consolidated financial statements.

1.       ORGANIZATION AND OPERATIONS:

         Zonagen, Inc. ("Zonagen" or the "Company") was organized on August 20, 1987 and is a development stage company. The Company is engaged in the development of pharmaceutical products that address diseases and conditions associated with the human reproductive system. From our inception through December 31, 2002, we have been primarily engaged in research and development and clinical development.

         Due to the April 2002 withdrawal of the Marketing Authorization Application ("MAA") for our VASOMAX(R) product in the United Kingdom by Schering-Plough Corporation ("Schering-Plough"), the previous worldwide licensee of VASOMAX(R), the subsequent July 2002 mutual termination of the license agreements with Schering-Plough and the continued uncertainty relating to our phentolamine-based products, we resumed our search that was previously terminated in January 2002 for strategic alternatives for the redeployment of our assets in an attempt to maximize shareholder value.

         This search resulted in the signing of a merger agreement on October 30, 2002, with Lavipharm Corp. ("Lavipharm"). The merger agreement with Lavipharm was subsequently terminated on March 27, 2003 as a result of Nasdaq's determination that the proposed merger would be deemed by Nasdaq as a reverse merger along with other considerations. This has led to the Company's resumption of certain of its clinical development activities, which had been temporarily delayed pending possible completion of the merger. The Company also intends to resume its search for strategic alternatives.

         Following the April 2002 withdrawal of the MAA for VASOMAX(R) in the United Kingdom by Schering-Plough, the Company continued scaling back internal research and development spending activities to maintain Zonagen's cash reserves for future redeployment. During 2002 the Company continued to focus its research efforts on three Small Business Innovative Research ("SBIR") grants that the Company received during 2002 and continued limited development of the Company's research projects. The Company is currently performing research under a Phase II $836,441 SBIR grant which is being utilized to develop a new compound which is a selective progesterone receptor modulator ("SPRM's") as an oral treatment for endometriosis. This compound was licensed by Zonagen in 1999 from the National Institutes of Health ("NIH"). In addition, the Company is performing research in the area of breast cancer under a Phase I $108,351 grant. The funding under these two grants is anticipated to be depleted in mid 2003 while the third SBIR grant totaling $98,625, was depleted early in the first quarter of 2003.

         Zonagen has incurred several delays relating to the regulatory approval of its lead product, VASOMAX(R). In August 1999, the FDA placed our phentolamine-based products on clinical hold in the U.S. based on a finding of brown fat proliferations in a two-year rat study. In May 2000, the FDA upgraded the status of VASOMAX(R) to a partial clinical hold pending additional animal data and in October 2000, allowed Zonagen to conduct a mechanistic study to address the FDA's concerns. In July 2002, the Company submitted the final results from the one year mechanistic study to the FDA. In October 2002, our representatives, including outside consultants, met with the full Cancer Assessment Committee of the FDA. After this meeting, the FDA informed Zonagen that they would require the Company to conduct another two-year rat study before they would consider lifting the partial clinical hold. At this time the Company does not intend to run this additional study. There can be no assurance that even if the Company were to complete this additional study the FDA would remove its partial clinical hold on phentolamine.

         Due to the future uncertainty surrounding the VASOMAX(R) product and the fact that the Company is not presently committing resources toward the approval of VASOMAX(R), Zonagen expensed both its bulk phentolamine inventory previously valued at $4.4 million and its VASOMAX(R) patent estate previously valued at approximately $1.0 million in the three-month period ended June 30, 2002. In addition, in the quarter ended September 30, 2002, the Company recognized the remaining $3.2 million of deferred revenue relating to the mutually terminated license agreements with Schering-Plough. As of June 30, 2002, the Company had a remaining obligation to Schering-Plough of approximately $1.3 million. Due to the termination of the license agreements with Schering-Plough in July of 2002, the $1.3 million payable was forgiven and was reduced to zero on our balance sheet in the three-month period ended September 30, 2002. Due to this reduction in accounts payable, research and development expenses were offset by the same amount. See Note 10 - License, Research and Development Agreements in the notes to the consolidated financial statements for the year ended December 31, 2002 in the financial pages of this Form 10-K for additional information regarding the termination of the license agreements with Schering-Plough.

         On November 8, 2002, the Company completed a $1.0 million bridge loan to Lavipharm that was repaid with interest on April 9, 2003.

         As of December 31, 2002, the Company had an accumulated deficit of $79.7 million. Losses have resulted principally from costs incurred in conducting clinical trials for VASOMAX(R) and the related female sexual dysfunction product, in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts.

         The Company has experienced negative cash flows from operations since inception and has funded its activities to date primarily from equity financings and corporate collaborations. If the Company were to continue its operations it would require substantial funds for research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if appropriate, if the FDA or other regulatory approvals are obtained. The Company believes that its existing capital resources under its current operating plan will be sufficient to fund the Company's operations through at least the end of 2005. There can be no assurance that changes in our current strategic plans or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's common stock.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

NOTE RECEIVABLE

         On November 8, 2002, the Company completed a $1.0 million bridge loan to Lavipharm that was repaid with interest on April 9, 2003.

PRODUCT INVENTORY

         The Company maintains an inventory of bulk phentolamine which is the active ingredient in VASOMAX(R), the Company's oral treatment for male erectile dysfunction ("MED"). Due to the termination of the Schering-Plough Agreements in July 2002, the future uncertainty surrounding the VASOMAX(R) product and the fact that the Company is not presently committing resources toward the approval of VASOMAX(R), the Company wrote-off its bulk phentolamine inventory previously valued at $4.4 million in the quarter ended June 30, 2002.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses and other current assets primarily consist of prepaid insurance, prepaid operating expenses and other miscellaneous assets, interest and other receivables.

LAB EQUIPMENT, FURNITURE
AND LEASEHOLD IMPROVEMENTS

         Lab equipment, furniture and leasehold improvements are recorded at cost, less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over an estimated useful life of five years or, in the case of leasehold improvements, amortized over the remaining term of the lease. Maintenance and repairs that do not improve or extend the life of assets are expensed as incurred. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income during the period in which the transaction occurred.

OTHER ASSETS

         Other assets consist of patent costs that are being amortized over 20 years, or the lesser of the legal or the estimated economic life of the patent. Amortization of patent costs was $35,000, $85,000 and $86,000 in 2002, 2001 and 2000, respectively.

         As of December 31, 2002, the Company had approximately $509,000 in capitalized patents reflected on its balance sheet. Of this amount $233,000 relate to patents for Zonagen's Selective Progesterone Receptor Modulators ("SPRM") which is being developed as an oral treatment for endometriosis through an SBIR grant; $170,000 relates to vaccine adjuvant technologies; $61,000 relates to prostate cancer vaccine technologies; and $45,000 relates to various other technologies.

         Due to the termination of the Schering-Plough Agreements in July 2002, the future uncertainty surrounding the VASOMAX(R) product and the fact that the Company is not presently committing resources toward the approval of VASOMAX(R), the Company wrote-off its VASOMAX(R) patent estate previously valued at approximately $1.0 million, which was net of $217,000 in accumulated amortization in the quarter ended June 30, 2002.

REVENUE RECOGNITION

Licensing Fees

         During 2000, the Company adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which requires up-front, non-refundable license fees to be deferred and recognized over the performance period. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed. The Company recognized revenue from non-refundable, up-front license and milestone payments, not specifically tied to a separate earnings process, ratably over the performance period of the agreement. When payments are specifically tied to a separate earnings process, revenue is recognized when earned. Prior to January 1, 2000, the Company had recognized revenue from non-refundable fees when the Company had no obligations to refund the fees under any circumstances, and there were no additional contractual services to be provided or costs to be incurred by the Company in connection with the non-refundable fees.

         The cumulative effect of adopting SAB 101 at January 1, 2000 resulted in a one-time, non-cash charge of $8.5 million, with a corresponding increase to deferred revenue that will be recognized in future periods. The $8.5 million represents portions of 1997 and 1998 payments received from Schering-Plough in consideration for the exclusive license of the Company's VASOMAX(R) product for the treatment of MED. For the years ended December 31, 2002 and 2001, the Company recognized $4.2 million and $2.2 million, respectively, of licensing fees revenue that was included in the cumulative effect adjustment as of January 1, 2000. Due to the termination of the Schering-Plough Agreements in July 2002, the Company recognized the remaining $3.2 million of deferred revenue in the quarter ended September 30, 2002.

Product Royalties

         Under the terms of the Schering Agreements, the Company had received quarterly royalty payments based on net sales of VASOMAX(R) in Mexico and Brazil by Schering-Plough. The Company recognized royalty revenue when it was received. Due to the mutual termination of the Schering-Plough Agreements the Company does not expect to receive any royalties in the near future.

Research and Development Grants

         The Company applies for research and development grants from the federal government usually in the form of Small Business Innovation Research ("SBIR") grants. When the Company is awarded one of these research and development grants it is obligated to spend grant dollars on research activities based on a budget that was submitted with the grant application. The Company typically bills the federal government on a monthly basis after it has expended its funds for the grant activities. At that time the Company recognizes research and development grant revenues. During 2002 the Company was awarded three SBIR grants totaling in excess of $1 million.

RESEARCH AND DEVELOPMENT COSTS

         Research and development ("R&D") expenses include salaries and related employee expenses, contracted regulatory affairs activities, insurance coverage for clinical trials and product sales, contracted research and consulting fees, facility costs and internal research and development supplies. The Company expenses research and development costs in the period they are incurred. These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform research on behalf of the Company.

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

STOCK-BASED COMPENSATION

         The Company has two stock-based compensation plans at December 31, 2002, which are described more fully in note 9.

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

                                                        DECEMBER 31,
                                            ------------------------------------
                                               2002         2001          2000
                                            ---------    ---------    ----------
Net loss, as reported ..................    $ (3,882)    $  (839)     $ (11,155)
Add: Stock-based employee compensation
  expense included in reported net
  income, net of related tax effects ...         137         298            326
Deduct: Total stock-based
  employee compensation expense
  determined under fair value based
  method for all awards, net of
  related tax effects...................      (2,175)     (2,497)        (2,821)
  Pro forma net loss ...................      (5,920)     (3,038)       (13,650)
Loss per share -
  Basic - as reported ..................    $  (0.34)    $ (0.07)     $    (.99)
  Basic - pro forma ....................       (0.52)      (0.27)         (1.21)
  Diluted - as reported ................       (0.34)      (0.07)          (.99)
  Diluted - pro forma ..................       (0.52)      (0.27)         (1.21)

         Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         Under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants in 2002, 2001, and 2000, respectively: risk-free interest rates of 5.4%, 4.9%, and 6.2%; with no expected dividends; expected lives of 4.9, 4.7, and 6.1 years; expected volatility of 88%, 89%, and 91%. The weighted average fair value of options granted at market for 2002, 2001 and 2000 was $3.22, $2.39 and $2.85, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and also specifies the criteria for the recognition of intangible assets separately from goodwill. Under the new rules, goodwill will no longer be amortized but will be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed in goodwill upon adoption. Other intangible assets that meet the new criteria will continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets on January 1, 2002. The adoption of SFAS Nos. 141 and 142 had no impact on the Company's financial statements at transition.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The primary objectives of SFAS No. 144 are to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The Company's adoption of SFAS No. 144 on January 1, 2002 had no material impact on our financial position and results of operations.

         In November 2002, the FASB issued Interpretation, or FIN, No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for the financial statements of interim or annual periods ending after December 15, 2002. Our adoption of FIN 45 will not have a material impact on our results of operations and financial position.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." This statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based accounting for employee compensation and the effect of the method used on reported results. The Company is currently evaluating whether to adopt the fair value based method.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. Our adoption of FIN No. 46 will not have a material impact on our results of operations and financial position.

3.       MARKETABLE SECURITIES

         Management determines the appropriate classification of investments in debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. Securities for which the Company has the ability and intent to hold to maturity are classified as "held to maturity". Securities classified as "trading securities" are recorded at fair value. Gains and losses on trading securities, realized and unrealized, are included in earnings and are calculated using the specific identification method. Any other securities are classified as "available for sale." At December 31, 2002 all securities were classified as trading securities. The cost basis including purchased premium for these securities was $16.5 million and $28.5 million at December 31, 2002 and 2001, respectively.

         Marketable securities as of December 31, 2002 consist of only short term investments totaling $16.5 million. The Company's investments typically include corporate bonds and notes, Euro-dollar bonds, taxable auction securities and asset-backed securities. The Company's policy is to require minimum credit ratings of A2/A and A1/P1 with maturities of up to three years. The average life of the investment portfolio may not exceed 24 months.

4.       LAB EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS:

         Lab equipment, furniture and leasehold improvements are classified as follows (in thousands):

                                                              DECEMBER 31,
                                                        -----------------------
                                                          2002            2001
                                                        -------         -------
Laboratory equipment ...........................        $ 1,119         $ 1,089
Furniture and fixtures .........................            154             172
Office equipment ...............................            371             384
Leasehold improvements .........................            506             506
                                                          2,150           2,152
                                                        -------         -------
 Less - Accumulated depreciation
   and amortization ............................         (1,959)         (1,812)
                                                        -------         -------
Total ..........................................        $   191         $   340
                                                        =======         =======

5.       OPERATING LEASES:

         The Company leases laboratory and office space, and equipment pursuant to leases accounted for as operating leases. The lease for the Company's laboratory and office space expires in May 2003. Rental expense for the years ended December 31, 2002, 2001 and 2000, was approximately $255,000, $248,000 and $238,000, respectively. Future minimum lease payments under noncancelable leases with original terms in excess of one year as of December 31, 2002, are as follows (in thousands):

                             2003 .......    $ 100

6.       ACCRUED EXPENSES:

         Accrued expenses consist of the following (in thousands):

                                                            DECEMBER 31,
                                                        -------------------
                                                        2002           2001
                                                        ----           ----
Research and development costs ...................      $ 55           $ 11
Legal ............................................       141             95
Insurance ........................................        73             81
Other ............................................       164            207
                                                        ----           ----
Total ............................................      $433           $394
                                                        ====           ====

7.       FEDERAL INCOME TAXES:

         The Company has had losses since inception and, therefore, has not been subject to federal income taxes. The Company has accumulated approximately $3.0 million of research and development tax credits. As of December 31, 2002 and 2001, the Company had approximately $78.9 million and $67.5 million, respectively, of net operating loss ("NOL") carry-forwards for federal income tax purposes. Additionally, if not utilized, approximately $289,000 of NOLs, and approximately $34,000 of research and development tax credits will expire in the year 2003.

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

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

                                                               DECEMBER 31,
                                                         ----------------------
                                                           2002          2001
                                                         --------      --------
Deferred tax assets:
Net operating loss carryforwards ...................     $ 26,810      $ 22,962
Book/tax difference on basis of assets
  and license agreements ...........................           96           274
Research and development tax credits ...............        2,951         2,924
Accruals/expenses not currently deductible .........           12           206
Deferred revenue ...................................           --         2,156
                                                         --------      --------
Total deferred tax assets ..........................       29,869        28,522
Less -- Valuation allowance ........................      (29,869)      (28,522)
                                                         --------      --------
Net deferred tax assets ............................     $     --      $     --
                                                         ========      ========

8.       STOCKHOLDERS' EQUITY:

WARRANTS

         There were no warrants issued or exercised during 2002. At December 31, 2002 there were a total of 33,460 warrants outstanding, convertible into 51,194 shares of common stock at an exercise price of $7.19. All warrants outstanding have a cashless exercise provision and expire in October 2003.

TREASURY STOCK

         On December 12, 1997, the Company announced a stock buyback of the Company's common stock. The purchases are to be made from time to time in the open market at prevailing market prices. As of December 31, 1998, the Company had purchased 415,300 shares at an aggregate purchase price of $7.5 million for an average price of $18.02 per share. The Company did not buy back any of its common stock since that time.

EARNINGS PER SHARE

         The following table presents information necessary to calculate earnings per share for the three years ended December 31, 2002, 2001 and 2000 (in thousands, except per share amounts):

                                         2002        2001        2000
                                       --------    --------    --------
Net loss                               $ (3,882)    $  (839)   $(11,155)
Average common shares outstanding        11,412      11,333      11,303
                                       --------     -------    --------
Basic earnings per share               $  (0.34)    $ (0.07)   $  (0.24)
                                       ========     =======    ========

Average common and dilutive potential
  common shares outstanding:

Average common shares outstanding        11,412      11,333      11,303
Assumed exercise of stock options            --          --          --
                                       --------     -------    --------
                                         11,412      11,333      11,303
                                       --------     -------    --------
Diluted earnings per share             $  (0.34)    $ (0.07)   $  (0.24)
                                       ========     =======    ========

9.       STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN:

         The Company has two stock option plans for the granting of options to purchase a maximum of 2,150,000 shares of common stock by its employees and consultants over the life of the plans. There are no significant differences between the provisions of each plan. Options are granted with an exercise price per share as determined by the board of directors, generally equal to the fair market value per share of common stock on the grant date. Vesting provisions for each grant are determined by the board of directors and have generally been 20% on each anniversary of the grant date. All options expire no later than the tenth anniversary of the grant date. At December 31, 2002, there were 799,935 options available to be granted under these plans.

         In December 1996, the Company granted options to purchase 175,000 shares of common stock to members of the board of directors at the fair market value of the stock on the date of grant. As the plan was not approved by the stockholders until June 1997, the Company recorded approximately $2.4 million in deferred compensation relating to these options for the excess over fair market value of the stock between the grant date and the date shareholder approval was received. The deferred compensation was being amortized over the vesting period of the options. At December 31, 2001, the Company had fully amortized these options.

         On May 23, 2000, the shareholders approved the Company's 2000 Non-Employee Directors' Stock Option Plan (the "2000 Director Plan") that supersedes the prior non-employee directors stock option plan and eliminated any remaining options available to be granted under the preceding plan. As of December 31, 2001, pursuant to the terms of this plan, the Company has reserved a total of 500,000 shares of common stock for issuance under the 2000 Director Plan. On the day after each annual meeting of the stockholders ("Annual Meeting"), for 9 years, starting in 2001, the total number of shares reserved for issuance under the 2000 Director Plan will be increased by a number of shares equal to the greater of: (i) 0.5% of the Company's outstanding common stock as of the end of the previous fiscal year or (ii) that number of shares that could be issued under options granted under the Director Plan during the prior 12 month period. The plan provides that each director receive options to purchase 40,000 shares of common stock upon initial election to the board of directors and receive options to purchase 5,000 shares at each re-election. The plan also provides that the chairman of the Board receive options to purchase an additional 10,000 shares of common stock upon initial election to the board of directors and receive options to purchase an additional 10,000 shares at each re-election. The vesting provisions for the initial grant of options shall provide for vesting of 20% of the shares subject to the option granted on each of the first five Annual Meeting dates after the date of the grant. Vesting provisions for the annual grant and chairman's grant shall provide for vesting of all shares subject to the option granted on the first Annual Meeting after the date of the grant. All options expire no later than the tenth anniversary of the grant date. With the adoption of the 2000 Director Plan, the Board terminated the 1996 Director Plan; however, any previously granted options under the terminated 1996 Director Plan shall continue in force unaffected by such action. At December 31, 2002, there were 243,369 options available to be granted under the 2000 Director Plan.

         During 2000, the Company amended the 2000 Director Plan to allow for issuance of stock awards and options in lieu of cash for fees owed to directors and consultants. In connection with this amendment, during 2002, the Company granted options to a director, totaling 23,360 shares of common stock at exercise prices ranging from $1.09 to $4.50. In addition, during 2002, the Company issued stock awards to directors, totaling 11,572 shares of common stock in connection with the same amendment at the closing price on the date of grant.


         A summary of the status of the Company's option plans at December 31, 2002, 2001, and 2000 and changes during the years then ended is presented in the tables below:

                                                        2002                      2001                         2000
                                            --------------------------   --------------------------  ---------------------------
                                                             WEIGHTED                     WEIGHTED                     WEIGHTED
                                                              AVERAGE                     AVERAGE                      AVERAGE
                                                             EXERCISE                     EXERCISE                     EXERCISE
                                              SHARES           PRICE       SHARES          PRICE        SHARES           PRICE
                                             ---------       ---------    ---------       ---------    ---------       ---------
Outstanding at beginning of year .....       1,295,429       $    7.63    1,384,123       $    8.59    1,325,749       $   10.16
Granted ..............................         330,360            3.89      170,352            4.15      347,919            4.09
Exercised ............................         (31,265)            .67      (12,242)           2.05      (49,416)           2.27
Forfeited ............................         (62,814)          12.67     (246,804)          10.90     (240,129)          12.07
                                             ---------                    ---------                    ---------
Outstanding at end of year ...........       1,531,710            6.76    1,295,429            7.63    1,384,123            8.59
                                             =========                    =========                    =========
Exercisable at end of year ...........         981,710            8.32      964,329            8.70      733,623            9.41
                                             =========                    =========                    =========

         The following table summarizes information about stock options outstanding at December 31, 2002:

                                                    WEIGHTED       WEIGHTED                      WEIGHTED
                                                     AVERAGE       AVERAGE                       AVERAGE
                                      NUMBER        REMAINING      EXERCISE        NUMBER        EXERCISE
 RANGE OF EXERCISE PRICES          OUTSTANDING        LIFE          PRICE        EXERCISABLE      PRICE
 ------------------------          -----------        ----          -----        -----------      -----
$  .00 to $  5.00.........            935,444          7.3        $     3.48       395,644      $     3.22
  5.01 to   10.00.........            433,866          2.5              7.38       430,666            7.38
 10.01 to   15.00..........             7,500          6.4             13.44         7,500           13.44
 15.01 to   20.00..........            19,500          1.7             18.16        18,900           18.13
 20.01 to   25.00..........            73,400          2.4             21.45        71,000           21.49
 25.01 to   30.00..........            50,000          3.2             29.24        46,000           29.26
 30.01 to   35.00..........            12,000          5.9             33.25        12,000           33.25
                                    ---------                                      -------
                                    1,531,710                                      981,710
                                    =========                                      =======

         On May 23, 2000, the shareholders also approved the Company's 2000 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan provides all eligible full-time employees with an opportunity to purchase common stock through accumulated payroll deductions. Purchases of common stock are made at the lower of 85% of the fair market value at the beginning or end of each six-month offering period. A total of 150,000 shares of common stock have been reserved for issuance under the Purchase Plan through December 2000. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan on the first day of each year, beginning January 1, 2001, in an amount equal to 50,000 shares. In 2002, the Company issued an aggregate of 4,824 shares of common stock upon the exercise of options under the Purchase Plan at a weighted average price of $1.28 per common share.

10.      LICENSE, RESEARCH AND DEVELOPMENT AGREEMENTS:

SCHERING-PLOUGH CORPORATION

         On July 15, 2002, the Company and Schering-Plough announced that they had mutually agreed to terminate the worldwide licensing agreements dated as of November 14, 1997 that covered Zonagen's phentolamine-based technologies for sexual dysfunction which include VASOMAX(R). VASOMAX(R) is an oral therapy for the treatment of male erectile dysfunction ("MED"). The termination occurred following the April 29, 2002, announcement that Schering-Plough had withdrawn the Marketing Authorization Application ("MAA") for VASOMAX(R) which Schering-Plough had submitted to the United Kingdom Medicines Control Agency ("MCA") in December 2001. This decision was made following their review of the comments received from the Committee on Safety of Medicines regarding the VASOMAX(R) submission. In exchange for the termination, the Company paid to Schering-Plough a nominal cash fee upon execution of the termination agreement and agreed to make a milestone payment to Schering-Plough in the event that worldwide annual sales of VASOMAX(R) exceed a certain amount, which payment may be paid in several installments. In addition, the Company agreed to make royalty payments to Schering-Plough based on a percentage of future sales of VASOMAX(R) in Brazil and other countries in which there existed certain patent rights at the time of the termination. The Company's obligation to make royalty payments terminates after aggregate royalties paid under this termination agreement reach a certain maximum amount. Also, the Company agreed to make royalty payments to Schering-Plough based on future sales of certain combination products covered by combination patents controlled by Schering-Plough. These royalty payments are not subject to the cap on royalty payments for VASOMAX(R) sales described above. Included in the rights returned to Zonagen were all licenses, options and other rights with respect to Zonagen's phentolamine-based products, Zonagen's combination products, patent rights, know-how and trademarks for the treatment of sexual dysfunction for both men and women. Schering-Plough will transfer and assign to Zonagen rights, title and interest in and to any and all New Drug Applications or similar foreign submissions or approvals. Zonagen will thereafter be solely responsible for all obligations in the relevant countries with respect to such submissions and approvals. At this time the Company does not intend to commit any additional resources toward the clinical development of its phentolamine-based products.

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

NATIONAL INSTITUTES OF HEALTH (NIH)

         In 1999, Zonagen licensed worldwide rights to compounds known as Selective Progesterone Receptor Modulators ("SPRMs") that were developed by the National Institutes of Health (NIH). Under the terms of the agreement, the Company has paid an up-front fee and is obligated to pay additional milestones and royalties on potential new products. In addition, the Company is obligated to meet developmental milestones as outlined in a Commercial Development Plan. The NIH has the ability to terminate the agreement for lack of payment or if it feels that the licensee is not meeting milestones as outlined in the Commercial Development Plan and for other reasons as outlined in the agreement. Due to the difficulties of manufacturing the materials that are covered under the agreement, the Company has not been able to meet the original requirements stated in the Commercial Development Plan and in July 2002 the Company paid a fee to amend this agreement which included a revision of the original Commercial Development Plan.

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

12.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                First Quarter      Second Quarter     Third Quarter      Fourth Quarter
                                                    Ended              Ended              Ended              Ended
                                               March 31, 2002      June 30, 2002    September 30, 2002  December 31, 2002
                                               --------------      -------------    ------------------  -----------------
                                                              (in thousands except per share amounts)
Revenues:
   Licensing fees .............................   $    529           $    529           $  3,170           $     --
   Product royalties ..........................         --                 --                 --                 --
   Research and development grants ............         --                 --                213                102
   Interest income ............................        233                182                153                143
                                                  --------           --------           --------           --------
         Total revenues .......................        762                711              3,536                245

Expenses:
   Research and development ...................        610              5,893               (651)               568
   General and administrative .................        443                433                802              1,038
                                                  --------           --------           --------           --------
         Total expenses .......................      1,053              6,326                151              1,606
                                                  --------           --------           --------           --------
Net loss before cumulative effect of
   change in accounting principle .............       (291)            (5,615)             3,385             (1,361)
Cumulative effect of change in
   accounting principle .......................         --                 --                 --                 --
                                                  --------           --------           --------           --------
Net income (loss) .............................   $   (291)          $ (5,615)          $  3,385           $ (1,361)
                                                  ========           ========           ========           ========

Loss per share - basic and diluted:
Net loss before cumulative effect of
   change in accounting principle .............   $  (0.03)          $  (0.49)          $   0.30           $  (0.12)
Cumulative effect of change in
   accounting principle .......................         --                 --                 --                 --
                                                  --------           --------           --------           --------
Net loss per share(1) .........................   $  (0.03)          $  (0.49)          $   0.30           $  (0.12)
                                                  ========           ========           ========           ========

Shares used in loss per share
   calculation ................................     11,358             11,382             11,402             11,500

         In the second quarter ended June 30, 2002, following the April 2002 withdrawal of the MAA for VASOMAX(R) in the United Kingdom by Schering-Plough and the mutual termination of the Schering-Plough Agreements in July 2002, the Company expensed its bulk phentolamine inventory previously valued at $4.4 million and its patent estate previously valued at approximately $1.0 million which both related to its VASOMAX(R) product. The Company recognized this $5.4 million as an increase in research and development expenses.

         In the third quarter ended September 30, 2002, due to the mutual termination of the Schering-Plough Agreements in July 2002, Schering-Plough forgave a commitment of $1.3 million relating to a prior joint clinical development program for VASOMAX(R) which was owed to them by the Company. The Company took this $1.3 million as a reduction to research and development expenses. In addition, during the third quarter ended September 30, 2002, due to the mutual termination of the Schering-Plough Agreements, the Company recognized the remaining $3.2 million of deferred revenue as an increase to licensing fees.

                                                First Quarter        Second Quarter      Third Quarter       Fourth Quarter
                                                     Ended               Ended                Ended               Ended
                                                March 31, 2001       June 30, 2001    September 30, 2001   December 31, 2001
                                                --------------       -------------    ------------------   -----------------
                                                          (in thousands except per share amounts)
Revenues:
   Licensing fees ............................      $    536           $    537           $    560           $    529
   Product royalties .........................            49                 10                 --                 --
   Research and development grants ...........            99                 17                 --                 --
   Interest income ...........................           491                399                339                297
                                                    --------           --------           --------           --------
         Total revenues ......................         1,175                963                899                826

Expenses:
   Research and development ..................           742                657                738                891
   General and administrative ................           557                436                437                242
                                                    --------           --------           --------           --------
        Total expenses .......................         1,299              1,093              1,175              1,133
                                                    --------           --------           --------           --------
Net loss before cumulative effect of
   change in accounting principle ............          (124)              (130)              (276)              (307)
Cumulative effect of change in
   accounting principle ......................            --                 --                 --                 --
                                                    --------           --------           --------           --------
Net loss .....................................      $   (124)          $   (130)          $   (276)          $   (307)
                                                    ========           ========           ========           ========

Loss per share - basic and diluted:
Net loss before cumulative effect of
   change in accounting principle ............      $  (0.01)          $  (0.01)          $  (0.02)          $  (0.03)
Cumulative effect of change in
   accounting principle ......................            --                 --                 --                 --
                                                    --------           --------           --------           --------
Net loss per share(1) ........................      $  (0.01)          $  (0.01)          $  (0.02)          $  (0.03)
                                                    ========           ========           ========           ========

Shares used in loss per share
   calculation ...............................        11,329             11,332             11,335             11,338

         In the fourth quarter ended December 31, 2001, the Company took a charge of $365,000 for previously capitalized patents relating to the Company's zona pellucida immuno-contraceptive vaccine technology. The Company had previously announced that it had suspended further research on this technology following inconsistent results from a then ongoing baboon study. Due to these results, the option agreement with Wyeth-Ayerst Laboratories, a division of American Home Products, was terminated. The Company took this charge as an increase to research and development expenses.

(1) See "Note 2. Summary of Significant Accounting Policies" of Notes to Consolidated Financial Statements for a description of the computation of loss per share.

13.      SUBSEQUENT EVENTS:

         On April 2, 2003, the Company announced that its Board of Directors had authorized the Company to repurchase up to $2.5 million of the Company's common stock from time to time through privately negotiated third party transactions or in the open market. The Company has approximately 11.5 million shares of common stock currently outstanding.

         The Company also announced that it is seeking the engagement of an investment banking firm to review strategic alternatives for redeploying its assets.

         On November 8, 2002, the Company completed a $1.0 million bridge loan to Lavipharm that was repaid with interest on April 9, 2003.

                                INDEX TO EXHIBIT


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

         4.2         -- Rights Agreement dated September 1, 1999 between the
                        Company and Computershare Investor Services LLC (as successor in interest to Harris Trust & Savings Bank), as Rights Agent. Exhibit 4.1 to the Rights Plan
                        Registration Statement is incorporated herein by reference.

         4.3         -- First Amendment to Rights Agreement, dated as of
                        September 6, 2002, between the Company, Harris Trust &
                        Savings Bank and Computershare Investor Services LLC.
                        Exhibit 4.3 to Amendment No. 1 to the Rights Plan
                        Registration Statement on Form 8-A/A as filed with the Commission on September 11, 2002 is incorporated herein by reference.

         4.4         -- Second Amendment to Rights Agreement, dated as of
                        October 30, 2002, between the Company and Computershare
                        Investor Services LLC. Exhibit 4.4 to Amendment No. 2 to the Rights Plan

    EXHIBIT NUMBER                       IDENTIFICATION OF EXHIBIT
    --------------                       -------------------------
                        Registration Statement on Form 8-A/A as filed with the
                        Commission on October 31, 2002 is incorporated herein
                        by reference.

         4.5         -- Form of Rights Certificate. Exhibit B to Exhibit 4.1
                        to the Rights Plan Registration Statement is incorporated herein by reference.

         10.1+       -- Amended and Restated 1993 Employee and Consultant
                        Stock Option Plan. Exhibit 10.3 to the Registration
                        Statement is incorporated herein by reference.

         10.2+       -- First Amendment to the Zonagen, Inc. Amended and
                        Restated 1993 Stock Option Plan. Exhibit 10.22 to the
                        Company's Annual Report on Form 10-K for the year ended
                        December 31, 1999 (the "1999 Form 10-K") is incorporated
                        herein by reference.

         10.3+       -- 1996 Non-Employee Directors' Stock Option Plan.
                        Exhibit 10.1 to the Company's Quarterly Report on Form
                        10-Q for the fiscal quarter ended June 30, 1997 is
                        incorporated herein by reference.

         10.4+       -- 2000 Non-Employee Directors' Stock Option Plan.
                        Appendix B to the Company's Definitive Proxy Statement
                        filed on April 26, 2000 is incorporated herein by
                        reference.

         10.5+       -- First Amendment to the Zonagen, Inc. 2000
                        Non-Employee Directors' Stock Option Plan. Exhibit 10.21
                        to the 2000 Form 10-K is incorporated herein by
                        reference.

         10.6*       -- Second Amendment to 2000 Non-Employee Directors'
                        Stock Option Plan.

         10.7        -- Lease Agreement dated March 22, 1990, between the
                        Company and The Woodlands Equity Partnership-89. Exhibit
                        10.4 to the Registration Statement is incorporated herein by reference.

         10.8        -- Extension, Modification and Ratification of Lease
                        dated May 31, 2000, between the Company and Woodlands
                        Equity Partnership-89. Exhibit 10.4 to the Company's
                        Annual Report on Form 10-K for the year ended December
                        31, 2000 (the "2000 Form 10-K") is incorporated herein by reference.

         10.9+       -- Employment Agreement between the Company and Joseph
                        S. Podolski. Exhibit 10.5 to the Registration Statement
                        is incorporated herein by reference.

         10.10+      -- First Amendment to Employment Agreement between the
                        Company and Joseph S. Podolski. Exhibit 10.1 to the
                        Company's Quarterly Report on Form 10-Q for the fiscal
                        quarter ended March 31, 2001 is incorporated herein by
                        reference.

         10.11+      -- Employment Agreement between the Company and Louis
                        Ploth, Jr. Exhibit 10.5 to the 1999 Form 10-K is
                        incorporated herein by reference.

         10.12+      -- First Amendment to Employment Agreement between the
                        Company and Louis Ploth, Jr. Exhibit 10.7 to the 2000
                        Form 10-K is incorporated herein by reference.

         10.13       -- Assignment Agreement dated April 13, 1994, among
                        Zonagen, Inc., Gamogen, Inc. and Dr. Adrian Zorgniotti.
                        Exhibit 10.8 to the 2000 Form 10-K is incorporated herein by reference.

         10.14       -- Conditional Amendment No. 1 to Assignment Agreement
                        dated January 24, 1997, between the Company and Gamogen,
                        Inc. Exhibit 10.1 to the Company's Quarterly Report on
                        Form 10-Q for the fiscal quarter ended March 31, 1997 is incorporated herein by reference.

         10.15       -- Amendment No. 2 to Assignment Agreement dated
                        September 30, 1997, between the Company and Gamogen,
                        Inc. Exhibit 10.1 to the Company's Quarterly Report on
                        Form 10-Q for the fiscal quarter ended September 30, 1997 is incorporated herein by reference.

         10.16++     -- Letter Agreement dated July 15, 2002 between the
                        Company, Schering-Plough Ltd. and Schering-Plough
                        Corporation. Exhibit 10.1 to the Company's Quarterly
                        Report on Form 10-Q for the fiscal quarter ended June
                        30, 2002 is incorporated herein by reference.

         10.17+*     -- Second Amendment to Employment Agreement between the
                        Company and Joseph S. Podolski.

         10.18+*     -- Second Amendment to Employment Agreement between the
                        Company and Louis Ploth, Jr.

         23.1*       -- Consent of PricewaterhouseCoopers LLP

         23.2*       -- Information Regarding Consent of Arthur Andersen LLP

         99.1*       -- Certification Pursuant to 18 U.S.C. Section 1350, As
                        Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002 (Chief Executive Officer)

         99.2*       -- Certification Pursuant to 18 U.S.C. Section 1350, As
                        Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002 (Chief Financial Officer)

-----------------------
*  Filed herewith.
+  Management contract or compensatory plan.
++ Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act. Such omitted portions have been filed separately with the Commission.