Form 10-K/A
period 2002-12-31
ZONAGEN INC
filed 2003-04-29
CIK 897075

W===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

            [X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM          TO

                           COMMISSION FILE NO. 0-21198
                           ---------------------------


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


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         NAME OF EACH
             TITLE OF EACH CLASS                 EXCHANGE ON WHICH REGISTERED
             -------------------                 ----------------------------
          Common Stock, $.001 par value              Pacific Exchange, Inc.
       Rights to purchase Series One Junior          Pacific Exchange, Inc.
          Participating Preferred Stock

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                         NAME OF EACH
             TITLE OF EACH CLASS                 EXCHANGE ON WHICH REGISTERED
             -------------------                 ----------------------------
        Common Stock, $.001 par value               Nasdaq National Market
    Rights to purchase Series One Junior            Nasdaq National Market
        Participating Preferred Stock

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $15,420,000 as of June 28, 2002, the last business day of the registrant's most recently completed fiscal quarter, based on the closing sales price of the registrant's common stock on The Nasdaq National Market on such date of $1.50 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the shares of the registrant's common stock are assumed to be affiliates. As of March 14, 2003, 11,504,984 shares of the registrant's common stock were outstanding.

================================================================================

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The names of the Company's directors, and certain additional information with respect to each of them, are set forth below.


                                                                                                       YEAR FIRST
                                                                                                         BECAME
             NAME                        AGE                   POSITION WITH THE COMPANY                DIRECTOR
------------------------------       ----------        ------------------------------------------     ------------
Martin P. Sutter............             48                      Chairman of the Board                     1987
Joseph S. Podolski..........             55              President and Chief Executive Officer             1992
                                                                    and Director
Lloyd M. Bentsen, III.......             58                            Director                            2000
Steven Blasnik..............             45                            Director                            1990
Timothy McInerney...........             42                            Director                            1996

         Martin P. Sutter. Mr. Sutter, a co-founder of the Company, has served as Chairman of the Board of Directors since December 1987. Since July 1988, Mr. Sutter has been the Managing General Partner of The Woodlands Venture Partners, L.P., a venture capital firm based in The Woodlands, Texas, and the General Partner of The Woodlands Venture Fund, L.P. Since 1994, Mr. Sutter has been managing director of Essex Woodlands Health Ventures, L.L.C. Mr. Sutter serves on the boards of directors of Sontra Medical Corporation and Cell Therapeutics, Inc., both of which are reporting companies under the Securities Exchange Act of 1934, as amended. He has a B.S. degree from Louisiana State University and an M.B.A. from the University of Houston.

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

         Steven Blasnik. Mr. Blasnik has served as a Director of the Company since April 1990. Since 1987, Mr. Blasnik has been employed by the Perot Group and is currently President of Perot Investments, Inc., an investment firm owned by Ross Perot. He is also a director of Perot Systems Corporation, a reporting company under the Securities Exchange Act of 1934, as amended. From 1983 to 1987, Mr. Blasnik was an attorney at Hughes & Luce in Dallas, Texas. Mr. Blasnik has a B.S.E. from Princeton University and a J.D. from Harvard Law School.

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

               NAME                          AGE                          POSITION
 --------------------------------         --------        -------------------------------------------------
  Joseph S. Podolski.............            55           President, Chief Executive Officer, and Director
  Louis Ploth, Jr................            49           Chief Financial Officer, Vice President, Business
                                                          Development and Secretary

         Information pertaining to Mr. Podolski, who is both a director and an executive officer of the Company, may be found in "Item 10. Directors and Executive Officers of the Registrant - Directors."

         Louis Ploth, Jr. Mr. Ploth has over seventeen years experience in the biotechnology industry. Since January 2001, Mr. Ploth has served as Chief Financial Officer, Vice President, Business Development and Secretary. He served as Vice President, Finance from March 1999 to January 2001. He had previously served as Chief Financial Officer and Vice President, Business Development from 1993 to 1998 and as Chief Financial Officer from 1998 to March 1999. Previously Mr. Ploth was employed by Unisyn Technologies where he served concurrently as Chief Financial Officer and as Vice President of Finance and Administration. Mr. Ploth was also Corporate Controller of Synbiotics Corporation. Mr. Ploth has a B.S. degree from Montclair State College.

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

         To the Company's knowledge, based solely on the Company's review of the copies of such reports received by the Company and on written representations by certain reporting persons that no reports on Form 5 were required, the Company believes that during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were complied with in a timely manner, except that one report on Form 4 was filed late by each of Messrs. Podolski and Ploth and one Form 5 was filed late by Mr. Bentsen.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTORS' MEETINGS AND COMPENSATION

         The Company's operations are managed under the broad supervision of the Board of Directors, that has ultimate responsibility for the establishment and implementation of the Company's general operating philosophy, objectives, goals and policies. During 2002, the Board of Directors convened on three regularly scheduled occasions and took certain additional actions by unanimous written consent in lieu of meetings. In addition, the Board of Directors formed a special committee for the purpose of discussing and negotiating the now terminated merger agreement with Lavipharm Corp, and this special committee met ten times. All directors attended at least 75% of the meetings held by the Board and any committee of the Board on which he served during his tenure in 2002, except that Mr. McInerney did not attend any meetings of the Board of Directors or any committee at which the merger agreement was discussed as a result of his firm's interest in the transaction with Lavipharm.

         Employee directors do not receive additional compensation for service on the Board of Directors or its committees. We reimburse each director for travel expenses incurred in connection with attendance at Board meetings. For Board and committee meetings attended in person or telephonically, non-employee directors receive $1,000.00 per meeting in cash, stock awards, or options, at the direction of the director. Employee directors are eligible to participate in the Company's 1994 Employee and Consultant Stock Option Plan and the Company's Amended and Restated 1993 Employee and Consultant Stock Option Plan (the "Incentive Plans"). Non-employee directors are entitled to participate in the Company's 2000 Non-employee Directors' Stock Option Plan (the "2000 Director Plan").

         Under the 2000 Director Plan, (i) each non-employee director who is first elected to the Board is entitled to receive an option to purchase 40,000 shares of the Company's common stock, par value $.001 per share ("Common

Stock"), on the date on which he or she first becomes a non-employee director, and (ii) each non-employee director in office on the date of the Company's annual meeting of stockholders will receive an option to purchase 5,000 shares of Common Stock effective on such date. Additionally under the 2000 Director Plan, the Chairman of the Board who is first elected to the Board is entitled to receive an option to purchase 10,000 shares of Common Stock on the date on which he first becomes Chairman, and the Chairman in office on the date of each of the Company's annual meetings of stockholders will receive an option to purchase 10,000 shares of Common Stock effective on such date. In 2002, the Company granted options to acquire an aggregate of 53,360 shares of Common Stock to non-employee directors under the 2000 Director Plan. During 2002, the Company paid $13,000 to one director, issued stock awards totaling 11,572 shares of Common Stock to two directors, and granted options to purchase an aggregate of 23,360 shares of Common Stock to one director, for their attendance at Board and committee meetings.

COMPENSATION OF EXECUTIVE OFFICERS

Summary Compensation Table

         The following table provides certain summary information concerning compensation paid or accrued during the last three years to the Company's President and Chief Executive Officer and to the Company's only officer who had compensation in excess of $100,000 during the last fiscal year (the "Named Executive Officers"):

                                                  ANNUAL COMPENSATION                   LONG-TERM COMPENSATION
                                                                                       RESTRICTED    SECURITIES
                                                                                         STOCK       UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION                  YEAR       SALARY          BONUS          AWARDS ($)    OPTIONS (#)    COMPENSATION(1)
----------------------------------------    ------   ------------   ------------      ------------   ------------   ---------------
Joseph S. Podolski .....................      2002   $    272,708             --      $     26,500        275,000   $       6,000(3)
     President and Chief Executive .....      2001   $    235,000             --                --         25,000   $       6,000(3)
       Officer .........................      2000   $    232,500   $     75,000(2)             --             --   $       6,000(3)


Louis Ploth, Jr ........................      2002   $    150,000             --      $     26,500             --              --
     Chief Financial Officer, Vice .....      2001   $    139,133             --                --         30,000              --
     President, Business Development ...      2000   $    129,600   $     57,500(2)             --         20,000              --
     and Secretary


----------

(1) During the periods indicated, perquisites for each individual named in the Summary Compensation Table aggregated less than 10% of the total annual salary and bonus reported for such individual in the Summary Compensation Table. Accordingly, no such amounts are included in the Summary Compensation Table.

(2)      Stay bonus granted on October 18, 1999 and paid during 2000.

(3)      Represents car allowance.

         Option Grants in 2002

         The following table provides certain information with respect to options granted to the President and Chief Executive Officer and to each of the Named Executive Officers during the fiscal year ended December 31, 2002 under the Company's Incentive Plans:

                                                        INDIVIDUAL GRANTS                         POTENTIAL REALIZABLE VALUE AT
                                                                                                  ASSUMED ANNUAL RATES OF STOCK
                                                                                               PRICE APPRECIATION FOR OPTION Term(1)
                       --------------------------------------------------------------------    -------------------------------------
                                        PERCENT OF
                         NUMBER OF        TOTAL
                         SECURITIES      OPTIONS                      MARKET
                         UNDERLYING     GRANTED TO                   PRICE ON
                          OPTIONS      EMPLOYEES IN     EXERCISE     DATE OF     EXPIRATION
NAME                     GRANTED(#)    FISCAL YEAR       PRICE        GRANT         DATE        0%           5%              10%
---------------------  -------------  -------------    ----------   ----------   ----------    ----       ---------      -----------
Joseph S. Podolski ..        275,000           99.3%   $     4.34   $     4.34   03/20/2012      --       $ 750,586      $ 3,016,882
Louis Ploth, Jr .....             --             --            --           --           --      --              --               --



----------

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

                       AGGREGATED OPTION EXERCISES IN 2002
                     AND OPTION VALUES AT DECEMBER 31, 2002


                                                                  NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                                                 UNDERLYING UNEXERCISED                IN-THE-MONEY
                                                                     OPTIONS HELD AT                  OPTIONS HELD AT
                               SHARES                               DECEMBER 31, 2002               DECEMBER 31, 2002(1)
                            ACQUIRED ON        VALUE         -------------------------------   -------------------------------
NAME                        EXERCISE (#)     REALIZED ($)     EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
------------------------   --------------   --------------   --------------   --------------   --------------   --------------
  Joseph S. Podolski ...           27,360          101,232          236,000          309,000   $            0   $            0
  Louis Ploth, Jr ......               --               --          114,700           37,000   $            0   $            0


----------

(1) Computed based on the difference between aggregate fair market value and aggregate exercise price. The fair market value of the Company's Common Stock on December 31, 2002 was $0.98, based on the closing sales price on the Nasdaq Stock Market on December 31, 2002.

                      EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information as of December 31, 2002, regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

                           NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE            NUMBER OF SECURITIES REMAINING
                           BE ISSUED UPON EXERCISE       EXERCISE PRICE OF         AVAILABLE FOR FUTURE ISSUANCE UNDER
                           OF OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,       EQUITY COMPENSATION PLANS (EXCLUDING
  PLAN CATEGORY              WARRANTS AND RIGHTS        WARRANTS AND RIGHTS        SECURITIES SHOWN IN THE FIRST COLUMN)
---------------------      -----------------------      ---------------------      --------------------------------------
     Equity
  compensation
plans approved by
 shareholders (1)                 1,531,710             $     6.76                             1,043,304

     Equity
  compensation
   plans not
    approved
by shareholders                          --                     --                                    --
---------------------      -----------------------      ---------------------      --------------------------------------
    Total                         1,531,710             $     6.76                             1,043,304

----------

(1) Consists of shares of Common Stock issued or remaining available for issuance under the Incentive Plans and the 1996 Director Plan and 2000 Director Plan. The material terms of the 2000 Director Plan are described above under "Item 11. Executive Compensation - Directors' Meetings and Compensation." The 2000 Director Plan was originally approved by the Company's stockholders. The Company amended the 2000 Director Plan without stockholder approval as permitted by the terms of the 2000 Director Plan on October 24, 2002.

EMPLOYMENT AGREEMENTS

         The Company has employment agreements with Messrs. Podolski and Ploth which provide for current annual salaries of $285,000 and $150,000, respectively. The agreements provide that the Company will pay Messrs. Podolski and Ploth an annual incentive bonus as may be approved by the Board of Directors and that they are entitled to participate in all employee benefit plans sponsored by the Company.

         Mr. Podolski's employment agreement was amended in October 2002 and provides for a renewal term expiring in January 2004, with automatic annual renewals unless terminated by either party. The October 2002 amendment clarified the provisions described below relating to the lump sum payment following a change of control but did not change the economics of the Rabbi Trust. If terminated for reasons other than cause, Mr. Podolski is entitled to receive his annual base salary and certain employment benefits for one year following termination. In addition, he is entitled to the following severance payments in the event he is terminated without cause or resigns for good reason within twelve months following a change of control: a cash lump sum payment equal to the present value of the aggregate amount of payments set forth below, in which the present value is determined as of the closing date of the change of control transaction (as if he was terminated or had resigned on such date). Mr. Podolski has agreed to defer payment of such amount, and in lieu of such lump sum payment, he will receive the payments listed in the following table. All of the payments listed below, other than the first payment made at the closing of the merger, would be made out of an irrevocable Rabbi Trust which would be funded by the Company immediately prior to the closing of a change of control transaction:

AMOUNT OF PAYMENT               PAYMENT DUE DATE
--------------------------      ---------------------------------------------------
Current base salary             On the closing of the change of control transaction
$150,000                        1st anniversary after closing
$150,000                        2nd anniversary after closing
$150,000                        3rd anniversary after closing
$150,000                        4th anniversary after closing
$125,000                        5th anniversary after closing
$75,000                         6th anniversary after closing

         Finally, Mr. Podolski is entitled to acceleration of all unvested options and an extension of the period of exercisability of his options for a two year period following the closing of the merger and is entitled to receive benefits coverage for a period of twelve months following his termination.

         Mr. Ploth, the Company's chief financial officer, is entitled to receive a lump sum payment upon the closing of a change of control transaction, regardless of whether he is terminated or continues with the combined company, in an amount equal to his current base salary at the time of the closing, which is expected to be $150,000, his current base salary. This was amended in October 2002 and replaces his previous change of control payment of one-half of his current base salary plus an additional $25,000 cash payment for the consummation of a change of control transaction. In addition, Mr. Ploth is entitled to acceleration of all unvested options and an extension of the period of exercisability of his options for a two year period following the closing of the merger and he is entitled to receive benefits coverage for a period of twelve months following closing. The benefits coverage was increased from the six month period in place prior to the October 2002 amendment.

         Mr. Ploth's employment agreement expires in October 2003 with automatic annual renewals unless otherwise terminated by either party. If terminated for reasons other than cause, Mr. Ploth is entitled to salary and certain employment benefits for six months following termination.

PERFORMANCE GRAPH

         The following performance graph compares the performance of the Common Stock to the Nasdaq Combined Composite Index and to the Nasdaq Index of Pharmaceutical Companies. The graph covers the fiscal years ending December 31, 1997 to December 31, 2002. The graph assumes that the value of the investment in the Company's Common Stock and each index was $100 at December 31, 1997 and that all dividends were reinvested.



                        COMPARISON OF CUMULATIVE RETURN
                              AMONG ZONAGEN, INC.,
                        NASDAQ COMBINED MARKET INDEX AND
                     NASDAQ PHARMACEUTICAL COMPANIES INDEX

                              (PERFORMANCE GRAPH)




                                              12/31/97     12/31/98     12/31/99    12/31/00      12/31/01     12/31/02
                                             ----------   ----------   ----------   ----------   ----------   ----------
Zonagen, Inc.                                    100.00       105.15        24.06        14.43        38.49         5.39
Nasdaq Combined Market Index                     100.00       141.04       248.76       156.35       124.64        86.94
Nasdaq Pharmaceutical Companies Index            100.00       135.75       278.03       344.54       292.68       180.38



                     ASSUMES $100 INVESTED ON JAN. 1, 1998
                          ASSUMES DIVIDEND REINVESTED
                        FISCAL YEAR ENDING DEC. 31, 2002


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

COMPENSATION AND OPTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation and Option Committee currently consists of Messrs. Blasnik and McInerney. During fiscal 2002, no executive officer of the Company served as (i) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on the Compensation Committee of the Board of Directors, (ii) a director of another entity, one of whose executive officers served on the Compensation Committee of the Board of Directors of the Company or (iii) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of the Company.

    REPORT OF THE COMPENSATION AND OPTION COMMITTEE OF THE BOARD OF DIRECTORS

         The Compensation and Option Committee (the "Committee") of the Board of Directors of the Company currently consists of Steven Blasnik and Timothy McInerney, neither of whom is an officer or employee of the Company. The Committee is responsible for evaluating the performance of management and determining the compensation for executive officers of the Company and for administering the Company's Incentive Plans under which grants may be made to employees of the Company. The Committee has furnished the following report on executive compensation for 2002:

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

         In determining the level and composition of compensation of each of the Company's executive officers, the Committee takes into account various qualitative and quantitative indicators of corporate and individual performance. Although no specific target has been established, the Committee generally seeks to set salaries comparable to those of peer group companies. In setting such salaries, the Committee considers its peer group to be certain companies in the biotechnology industries with market capitalizations similar to that of the Company. Such competitive group does not necessarily include the companies comprising the indexes reflected in the performance graph in this Proxy Statement. Because the Company is still developing technologies, the use of certain traditional performance standards (e.g., profitability and return on equity) is not currently appropriate in evaluating the performance of the Company's executive officers. Consequently, in evaluating the performance of management, the Committee takes into consideration such factors as the Company's achieving specified milestones or goals in its clinical development programs and the general progress of the Company's clinical trials. In addition, the Committee recognizes performance and achievements that are more difficult to quantify, such as the successful supervision of major corporate projects and demonstrated leadership ability. Finally, as a result of the Company's recent decision to indefinitely suspend further development efforts in VASOMAX and the related decision to seek strategic alternatives, the Committee will also take into account the performance of management in fostering the goal of completing a strategic alternative to the benefit of the Company and its stockholders.

         Base compensation is established through negotiation between the Company and the executive officer at the time the executive is hired, and then subsequently adjusted when such officer's base compensation is subject to review or reconsideration. While the Company has entered into employment agreements with its executive officers, such agreements provide that base salaries after the initial year will be determined by the Committee after review. When establishing or reviewing base compensation levels for each executive officer, the Committee, in accordance with its general compensation policy, considers numerous factors, including the responsibilities relating to the position, the qualifications of the executive and the relevant experience the individual brings to the Company, strategic goals for which the executive has responsibility, and compensation levels of companies at a comparable stage of development who compete with the Company for business, scientific and executive talents. As stated above, such comparable companies are generally those with similar market capitalizations and are not necessarily among the companies comprising the industry or broad market indexes reflected in the performance graph in this Proxy Statement. No pre-determined weights are given to any one of such factors. The base salaries for the executive officers generally, and the Chief Executive Officer specifically, for fiscal 2002 were comparable to the Company's peer group companies.

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

COMPENSATION OF CHIEF EXECUTIVE OFFICER

         The annual base salary of Joseph S. Podolski, the Company's President and Chief Executive Officer, was increased to $285,000 for 2002. In increasing Mr. Podolski's annual base salary for 2002, the Committee evaluated a number of factors, including Mr. Podolski's responsibilities, his general background and qualifications, his achievement of various corporate and personal milestones set by the Committee from time to time, and compensation levels for executives in Mr. Podolski's position and with his background at peer group companies. The Committee has not attached any particular relative weighting to the foregoing factors (or any other factors which the Committee may also consider in reaching compensation decisions for the Company's executive officers).

         In 2002, Mr. Podolski did not receive a cash bonus but he did receive a bonus plan under which he will receive year end bonuses that will equal two percent (2%) of the amount of milestone payments received by the Company during such year. Such plan terminates after December 31, 2003, unless prior thereto there is either a change of control or a termination of Mr. Podolski's employment. If either such event occurs prior to such date, the bonus plan will terminate upon the occurrence of such event. The Committee retains discretion to determine the amount of any future incentive bonus awards to be paid to Mr. Podolski under its general plan of incentive bonus awards for the Company's executive officers. The Committee expects that it will evaluate a number of factors in reaching this decision, including the Company's strategic goals for which Mr. Podolski has responsibility, his other responsibilities, his initiatives and contributions to the Company's achievement of various corporate and strategic goals and his own achievement of certain personal milestones as determined by the Committee from time to time.

         Mr. Podolski was granted 25,000 shares under the Company's Incentive Plans during 2002 and was granted an option to purchase 50,000 shares of Common Stock with an exercise price equal to the fair market value of the Common Stock on the date of grant and usual time-based vesting provisions and an additional performance option to purchase 225,000 shares of Common Stock with an identical exercise price, all of which vest on the tenth anniversary of the date of grant but with accelerated vesting of certain portions of such option on certain milestone events related to the approval of Vasomax(TM) in Europe and the United States. Mr. Podolski participates in the Company's Incentive Plans on the same general terms as other participants in the Plan, although the amount of shares underlying option grants to Mr. Podolski has historically been larger than for other employees as a result of his position.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table presents certain information regarding the beneficial ownership of Common Stock as of March 31, 2003 by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the Company's chief executive officer and each of the other Named Executive Officers and (iv) all directors and executive officers as a group. Except as described below, each of the persons listed in the table has sole voting and investment power with respect to the shares listed.


                                               AMOUNT AND
                                               NATURE OF
                                               BENEFICIAL
                                              OWNERSHIP OF         PERCENTAGE
NAME OF BENEFICIAL OWNER                      COMMON STOCK(1)       OF CLASS(2)
------------------------------------------   ----------------     ------------
Petrus Fund, L.P. ........................         755,793(3)           6.6%
     12377 Merit Dr., Suite 1700
     Dallas, Texas 75251 .................

Lloyd M. Bentsen, III ....................          21,000(4)             *
Steven Blasnik ...........................         860,638(5)           7.4%
Joseph S. Podolski .......................         338,181(6)           2.9%
Martin P. Sutter .........................         273,304(7)           2.4%
Timothy McInerney ........................         147,027(8)           1.3%
Louis Ploth ..............................         150,497(9)           1.3%
All directors and executive officers
     as a group (6 persons) ..............       1,790,647(4)-(9)      14.7%

*        Does not exceed one percent.

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by such persons.

(2) In accordance with the rules of the Securities and Exchange Commission, each beneficial owner's percentage ownership assumes the exercise or conversion of all options, warrants and other convertible securities held by such person and that are exercisable or convertible within 60 days after March 31, 2003.

(3)      Based on information provided to the Company by Petrus Fund, L.P.

(4)      Includes 21,000 shares issuable upon exercise of options.

(5) Includes (i) 755,793 shares of Common Stock which may be deemed to be beneficially owned by Mr. Blasnik by virtue of his affiliation with Petrus Fund, L.P. and (ii) 104,845 shares of Common Stock issuable upon the exercise of options. Mr. Blasnik disclaims beneficial ownership of the shares owned by Petrus Fund, L.P.

(6) Includes (i) 300 shares of Common Stock which are held by certain of Mr. Podolski's family members and (ii) 246,000 shares of Common Stock issuable upon the exercise of options. Mr. Podolski disclaims beneficial ownership of the shares owned by his family members.

(7) Includes (i) 115,029 shares of Common Stock which may be deemed to be beneficially owned by Mr. Sutter by virtue of his affiliation with Essex Woodlands Health Ventures, L.L.C., (ii) 90,000 shares of Common Stock issuable upon the exercise of options and (iii) 524 shares of Common Stock which are held by certain of Mr. Sutter's family members. Mr. Sutter disclaims beneficial ownership of the shares owned by Essex/Woodlands Health Ventures, L.P. and by his family members.

(8) Includes (i) 51,194 shares of Common Stock issuable upon the exercise of warrants, (ii) 61,500 shares of Common Stock issuable upon the exercise of options, and (iii) 3,131 shares of Common Stock which are held by certain of Mr. McInerney's family members. Mr. McInerney disclaims beneficial ownership of the shares owned by his family members.

(9) Includes 120,700 shares of Common Stock issuable upon the exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ZONAGEN, INC.


                                   By: /s/ Joseph S. Podolski
                                      -----------------------------------------
                                           Joseph S. Podolski
                                           President and Chief Executive Officer
Dated:  April 29, 2003