Form 10-Q
period 2003-03-31
ZONAGEN INC
filed 2003-05-13
CIK 897075

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    ------------

                         Commission file number: 0-21198

                                  ZONAGEN, INC.

             (Exact Name of Registrant as Specified in its Charter)


              Delaware                                    76-0233274
   (State or other jurisdiction of               (IRS Employer Identification
   incorporation or organization)                            No.)

                        2408 Timberloch Place, Suite B-4
                           The Woodlands, Texas 77380
                   (Address of principal executive offices and
                                    zip code)

                                 (281) 367-5892
                    (Registrant's telephone number, including
                                   area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes      No  X
    ---     ---


         As of April 29, 2003, there were outstanding 11,511,849 shares of Common Stock, par value $.001 per share, of the Registrant.

                                  ZONAGEN, INC.

                          (A development stage company)

                      For the Quarter Ended March 31, 2003

                                      INDEX

                                                                                                         PAGE
                                                                                                         ----
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS                                                                3

PART I.  FINANCIAL INFORMATION                                                                              4

Item 1.           Financial Statements

                  Consolidated Balance Sheets:  March 31, 2003 (Unaudited)
                  and December 31, 2002                                                                     5

                  Consolidated Statements of Operations:  For the three months ended
                  March 31, 2003 and 2002 and from Inception (August 20, 1987) through
                  March 31, 2003 (Unaudited)                                                                6

                  Consolidated Statements of Cash Flows: For the three months ended
                  March 31, 2003 and 2002 and from Inception (August 20, 1987) through
                  March 31, 2003 (Unaudited)                                                                7

                  Notes to Consolidated Financial Statements                                                8

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                13

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                               17

Item 4.           Controls and Procedures                                                                  17

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                        19

Item 6.           Exhibits and Reports on Form 8-K                                                         19

SIGNATURES                                                                                                 20

CERTIFICATION                                                                                              21

                  FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

         This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "may," "anticipate," "believe," "expect," "estimate," "project," "suggest," "intend" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, suggested or intended. These risks and uncertainties include risks associated with the Company's ability to find a strategic alternative, the Company's early stage of development, approval of the Company's products by the Food and Drug Administration ("FDA") and other jurisdictions, the Company's history of operating losses and accumulated deficit, the Company's future capital needs and uncertainty of additional funding, uncertainty of protection for the Company's patents and proprietary technology, the effects of government regulation of and lack of assurance of regulatory approval for the Company's products, product liability risks and availability of insurance, the Company's reliance on contract research organizations, and other risks and uncertainties described in the Company's filings with the Securities and Exchange Commission. For additional discussion of such risks, uncertainties and assumptions, see "Item 1. Description of Business - Business Risks" and "Item 3. Legal Proceedings" included in the Company's annual report on Form 10-K for the year ended December 31, 2002 and "Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included elsewhere in this quarterly report on Form 10-Q.

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

         The following unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                        MARCH 31,      DECEMBER 31,
                                                                           2003            2002
                                                                        ---------      ------------
                                                                       (unaudited)
                                ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                          $  14,116      $      8,683
     Marketable securities                                                 10,362            16,455
     Note receivable                                                        1,000             1,000
     Prepaid expenses and other current assets                                310               532
                                                                        ---------      ------------
              Total current assets                                         25,788            26,670
LAB EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS, NET                      148               191
OTHER ASSETS, NET                                                             508               509
                                                                        ---------      ------------
              Total assets                                              $  26,444      $     27,370
                                                                        =========      ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                   $     303      $         86
     Accrued expenses                                                         231               433
                                                                        ---------      ------------
              Total current liabilities                                       534               519
                                                                        ---------      ------------

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY
     Undesignated Preferred Stock, $.001 par value, 5,000,000
          shares authorized, none issued and outstanding                       --                --
     Common Stock, $.001 par value, 20,000,000 shares
          authorized, 11,921,161 and 11,918,177 shares issued,
          respectively; 11,505,861 and 11,502,877 shares
          outstanding, respectively                                            12                12
     Additional paid-in capital                                           114,054           114,051
     Cost of treasury stock, 415,300 shares                                (7,484)           (7,484)
     Deficit accumulated during the development stage                     (80,672)          (79,728)
                                                                        ---------      ------------
              Total stockholders' equity                                   25,910            26,851
                                                                        ---------      ------------
              Total liabilities and stockholders' equity                $  26,444      $     27,370
                                                                        =========      ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited and in thousands except per share amounts)

                                                                                       FROM INCEPTION
                                                                                      (AUGUST 20, 1987)
                                                   THREE MONTHS ENDED MARCH 31,           THROUGH
                                                  ------------------------------          MARCH 31,
                                                     2003                2002               2003
                                                  ----------          ----------      -----------------
REVENUES AND OTHER INCOME
        Licensing fees                            $       --          $      528      $          28,755
        Product royalties                                 --                  --                    627
        Research and development grants                  121                  --                    623
        Interest income                                  112                 234                 12,816
                                                  ----------          ----------      -----------------
              Total revenues and other income            233                 762                 42,821
                                                  ----------          ----------      -----------------
EXPENSES
        Research and development                         564                 610                 90,192
        General and administrative                       613                 443                 23,570
        Interest expense and amortization
             of intangibles                               --                  --                    388
                                                  ----------          ----------      -----------------
              Total expenses                           1,177               1,053                114,150
                                                  ----------          ----------      -----------------

Loss from continuing operations                         (944)               (291)               (71,329)
Income (loss) from discontinued operations                --                  --                 (1,828)
Gain on disposal                                          --                  --                    939
                                                  ----------          ----------      -----------------
Net loss before cumulative effect of
     change in accounting principle                     (944)               (291)               (72,218)
Cumulative effect of change in accounting
     principle                                            --                  --                 (8,454)
                                                  ----------          ----------      -----------------
NET LOSS                                          $     (944)         $     (291)     $         (80,672)
                                                  ==========          ==========      =================

INCOME (LOSS) PER SHARE - BASIC AND DILUTED:
Loss from continuing operations                   $    (0.08)         $    (0.03)
Income from discontinued operations
Gain on disposal                                  ----------          ----------
Net loss before cumulative effect of
     change in accounting principle                    (0.08)              (0.03)
Cumulative effect of change in accounting
     principle                                            --                  --
                                                  ----------          ----------
NET LOSS                                          $    (0.08)         $    (0.03)
                                                  ==========          ==========

Shares used in loss per share calculation:

        Basic                                         11,504              11,358
        Diluted                                       11,504              11,358

                   The accompanying notes are an integral part of these consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                                                         FROM INCEPTION
                                                                                                        (AUGUST 20, 1987)
                                                                     THREE MONTHS ENDED MARCH 31,           THROUGH
                                                                    ------------------------------          MARCH 31,
                                                                       2003                2002               2003
                                                                    ----------          ----------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $     (944)         $     (291)     $         (80,672)
Gain on disposal of discontinued operations                                 --                  --                   (939)
Adjustments to reconcile net loss to net cash
used in operating activities:
       Noncash financing costs                                              --                  --                    316
       Noncash inventory impairment                                         --                  --                  4,417
       Noncash patent impairment                                            --                  --                  1,031
       Noncash decrease in accounts payable                                 --                  --                 (1,308)
       Depreciation and amortization                                        44                  50                  3,730
       Noncash expenses related to stock-based
            transactions                                                     3                   3                  2,561
       Common stock issued for agreement not to
            compete                                                         --                  --                    200
       Series B Preferred Stock issued for consulting
            services                                                        --                  --                     18
       Maturities (purchases) of marketable securities                   6,093                 666                 18,173
Changes in operating assets and liabilities
(net effects of purchase of businesses in 1988 and 1994):
       Decrease in receivables                                              --                  --                   (199)
       Decrease (increase) in inventory                                     --                  --                 (4,447)
       Decrease (increase) in prepaid expenses and other
            current assets                                                 222                 192                     --
       (Decrease) increase in accounts payable and
            accrued expenses                                                15                (370)                 1,719
       (Decrease) increase in deferred revenue                              --                (529)                    --
                                                                    ----------          ----------      -----------------
Net cash used in operating activities                                    5,433                (279)               (55,400)

CASH FLOWS FROM INVESTING ACTIVITIES
       Maturities (purchases) of marketable securities                      --                  --                (28,723)
       Capital expenditures                                                 --                  --                 (2,268)
       Purchase of technology rights and other assets                       --                 (39)                (2,206)
       (Increase) decrease in note receivable                               --                  --                 (1,000)
       Cash acquired in purchase of FTI                                     --                  --                      3
       Proceeds from sale of subsidiary, less
            $12,345 for operating losses during
            1990 phase-out period                                           --                  --                    138
       Proceeds from sale of the assets of FTI                              --                  --                  2,250
       Increase in net assets held for disposal                             --                  --                   (213)
                                                                    ----------          ----------      -----------------
Net cash provided by (used in) investing activities                         --                 (39)               (32,019)

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock                               --                  24                 84,224
       Proceeds from issuance of preferred stock                            --                  --                 23,688
       Purchase of treasury stock                                           --                  --                 (7,484)
       Proceeds from issuance of notes payable                              --                  --                  2,839
       Principal payments on notes payable                                  --                  --                 (1,732)
                                                                    ----------          ----------      -----------------
Net cash provided by financing activities                                   --                  24                101,535
                                                                    ----------          ----------      -----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     5,433                (294)                14,116
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         8,683               1,521                     --
                                                                    ----------          ----------      -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   14,116          $    1,227      $          14,116
                                                                    ==========          ==========      =================


                   The accompanying notes are an integral part of these consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

NOTE 1  --  ORGANIZATION AND OPERATIONS

         Zonagen, Inc. ("Zonagen" or the "Company") was organized on August 20, 1987 and is a development stage company. The Company is engaged in the development of pharmaceutical products that address diseases and conditions associated with the human reproductive system. From inception through March 31, 2003, the Company has been primarily engaged in research and development and clinical development.

         The Company signed a merger agreement on October 30, 2002, with Lavipharm Corp. which was subsequently terminated on March 27, 2003, as a result of Nasdaq's determination that the proposed merger would be deemed as a reverse merger along with other considerations. On April 15, 2003, the Company announced that its Board of Directors engaged CIBC World Markets Corp. to explore strategic alternatives for the company.

         The Company has four full-time employees which management believes is the minimum required to redeploy the Company's assets and continue to perform a limited amount of product development. During the first quarter ended March 31, 2003, the Company continued to focus its research efforts on three Small Business Innovative Research ("SBIR") grants that the Company received during 2002 and continued limited development of the Company's internal research projects primarily through the use of outside consulting groups. The Company is currently performing research under a Phase II $836,441 SBIR grant which is being utilized to develop a new compound which is a selective progesterone receptor modulator ("SPRMs") as an oral treatment for endometriosis and continued to perform research in the area of breast cancer under a Phase I $108,351 grant. The funding under these two grants is anticipated to be depleted in mid 2003 while the third SBIR grant totaling $98,625, was depleted early in the first quarter of 2003.

         As of March 31, 2003, the Company had an accumulated deficit of $80.7 million. Losses have resulted principally from costs incurred in conducting clinical trials for VASOMAX(R) and the related female sexual dysfunction product, in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts. The Company currently has no plans to further develop VASOMAX(R), or the related female sexual dysfunction product or any of its other phentolamine-based products.

         Zonagen's results of operations may vary significantly from quarter to quarter and year to year. The Company has experienced negative cash flows from operations since inception and has funded its activities to date primarily from equity financings and corporate collaborations. If the Company were to continue its operations it would require substantial funds for research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if appropriate, if the FDA or other regulatory approvals are obtained. The Company believes that its existing capital resources under its current operating

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


plan will be sufficient to fund the Company's operations through at least the end of 2005. There can be no assurance that changes in our current strategic plans or other events will not result in accelerated or unexpected expenditures.

NOTE 2  --  STOCK-BASED COMPENSATION

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

                                                         MARCH 31,
                                                         ---------
                                                    2003            2002
                                                 ----------      ----------
Net loss, as reported ......................     $     (944)     $     (291)
Add: Stock-based employee ..................              3               3
compensation expense included in
reported net income, net of
related tax effects
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax
effects ....................................           (199)           (497)
                                                 ----------      ----------
  Pro forma net loss .......................         (1,140)           (785)
                                                 ==========      ==========
Loss per share -
  Basic - as reported ......................     $    (0.08)     $    (0.03)
  Basic - pro forma ........................          (0.10)          (0.07)
  Diluted - as reported ....................          (0.08)          (0.03)
  Diluted - pro forma ......................          (0.10)          (0.07)

         Under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants in the periods ended March 31, 2003 and 2002, respectively: risk-free interest

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


rates of 3.8% and 5.4%; no expected dividends; expected lives of 9.7 and 4.9 years; expected volatility of 90% and 88%. The weighted average fair value of options granted at market for the periods ended March 31, 2003 and 2002 was $0.87 and $3.22, respectively.

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

NOTE 3  --  MARKETABLE SECURITIES

         Management determines the appropriate classification of investments in debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. Securities for which the Company has the ability and intent to hold to maturity are classified as "held to maturity". Securities classified as "trading securities" are recorded at fair value. Gains and losses on trading securities, realized and unrealized, are included in earnings and are calculated using the specific identification method. Any other securities are classified as "available for sale." At March 31, 2003 all securities were classified as trading securities. The cost basis including purchased premium for these securities was $10.4 million and $16.5 million at March 31, 2003 and December 31, 2002, respectively.

         Short-term marketable securities have a remaining maturity of less than twelve months and long-term marketable securities have a remaining maturity of greater than twelve months. Marketable securities as of March 31, 2003 consist of only short term investments totaling $10.4 million. The Company's investments typically include corporate bonds and notes, Euro-dollar bonds, taxable auction securities and asset-backed securities. The Company's policy is to require minimum credit ratings of A2/A and A1/P1 with maturities of up to three years. The average life of the investment portfolio may not exceed 24 months.

NOTE 4  --  PATENTS

         As of March 31, 2003, the Company had approximately $508,000 in capitalized patents reflected on its balance sheet. Of this amount $233,000 relate to patents for Zonagen's SPRMs which is being developed as an oral treatment for endometriosis through an SBIR grant; $168,000 relates to vaccine adjuvant technologies; $61,000 relates to prostate cancer vaccine technologies; and $46,000 relates to various other technologies. If Zonagen enters into a merger with an entity that does not continue to progress the technologies of Zonagen or cannot out-license these technologies to another entity, then part or all of the capitalized patents value at that time could be impaired.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


NOTE 5  --  EARNINGS (LOSS) PER SHARE

         Basic EPS is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as fully diluted EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method of potentially dilutive outstanding options. Common stock equivalents of 1,479,319 and 1,592,802 for the three-month periods ended March 31, 2003 and 2002, respectively, were excluded from the calculation of diluted EPS since they were antidilutive.

                  The following table presents information necessary to calculate earnings per share for the three-month periods ended March 31, 2003 and 2002 (in thousands, except per share amounts):

                                                MARCH 31,
                                                ---------
                                           2003          2002
                                         --------      --------
Net Loss                                 $   (944)     $   (291)
Average common shares outstanding          11,504        11,358
                                         --------      --------
Basic earnings per share                 $  (0.08)     $  (0.03)
                                         ========      ========

Average common and dilutive
potential common shares outstanding:
Average common shares outstanding          11,504        11,358
Assumed exercise of stock options              --            --
                                         --------      --------
Diluted earnings per share               $  (0.08)     $  (0.03)
                                         ========      ========

NOTE 6  --  COMMITMENTS AND CONTINGENCIES

         Certain purported class action complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder were filed against the Company and certain of its officers and directors. These complaints were filed in the United States District Court for the Southern District of Texas in Houston, Texas and were consolidated on May 29, 1998. The plaintiffs purported to bring the suit on behalf of all purchasers of Zonagen common stock between February 7, 1996 and January 9, 1998. The plaintiffs asserted that the defendants made materially false and misleading statements and failed to disclose material facts about the patents and patent applications of the Company relating to VASOMAX(R) and Chito-ZN (formerly named ImmuMax(TM)) and about the Company's clinical trials of VASOMAX(R). The plaintiffs sought to have the action declared to be a class action, and to have recessionary or

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


compensatory damages in an unstated amount, along with interest and attorney's fees. On March 30, 1999, the Court granted the defendants' motion to dismiss and dismissed the case with prejudice. The plaintiffs filed an appeal. On September 25, 2001, the United States Fifth Circuit Court of Appeals affirmed the dismissal of all claims except one; the court reversed the trial court's dismissal of a claim concerning the Company's disclosure about a patent relating to VASOMAX(R). Discovery is proceeding. The Company's management and the individual defendants believe that these actions are without merit and intend to defend against them vigorously. No estimate of loss or range of estimate loss, if any, can be made at this time.

NOTE 7  --  SUBSEQUENT EVENTS

         On April 15, 2003, the Company announced that its Board of Directors engaged CIBC World Markets Corp. to explore strategic alternatives for the company.

         On April 2, 2003, the Company announced that its Board of Directors had authorized the Company to repurchase up to $2.5 million of the Company's common stock from time to time through privately negotiated third party transactions or in the open market. Through May 5, 2003 the Company repurchased 34,100 shares of its common stock for $49,137.

         On April 9, 2003, Lavipharm repaid $1,037,151 to the Company representing all principal and accrued interest relating to a note receivable from Lavipharm that was advanced to Lavipharm on November 8, 2002.

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

         OVERVIEW

         Zonagen, Inc. ("Zonagen" or the "Company") was organized on August 20, 1987 and is a development stage company. The Company is engaged in the development of pharmaceutical products that address diseases and conditions associated with the human reproductive system. From inception through March 31, 2003, the Company has been primarily engaged in research and development and clinical development.

         The Company signed a merger agreement on October 30, 2002, with Lavipharm Corp. which was subsequently terminated on March 27, 2003, as a result of Nasdaq's determination that the proposed merger would be deemed a reverse merger along with other considerations. On April 15, 2003, the Company announced that its Board of Directors engaged CIBC World Markets Corp. to explore strategic alternatives for the company.

         The Company has four full-time employees which management believes is the minimum required to redeploy the Company's assets and continue to perform a limited amount of product development. During the first quarter ended March 31, 2003, the Company continued to focus its research efforts on three Small Business Innovative Research ("SBIR") grants that the Company received during 2002 and continued limited development of the Company's internal research projects primarily through the use of outside consulting groups. The Company is currently performing research under a Phase II $836,441 SBIR grant which is being utilized to develop a new compound which is a selective progesterone receptor modulator ("SPRM's") as an oral treatment for endometriosis and continued to perform research in the area of breast cancer under a Phase I $108,351 grant. The funding under these two grants is anticipated to be depleted in mid 2003 while the third SBIR grant totaling $98,625, was depleted early in the first quarter of 2003. An Investigational New Drug ("IND") application for a 50 patient Phase I/II efficacy and safety study is on file at the FDA for the Company's product candidate Androxal(TM), which is being developed as an oral treatment for testosterone deficiency in men. This study was initiated on April 16, 2003 and is anticipated to be completed in approximately six months. The study is anticipated to provide a head-to-head comparison of Androxal(TM) versus an existing topical testosterone therapy.

         As of March 31, 2003, the Company had an accumulated deficit of $80.7 million. Losses have resulted principally from costs incurred in conducting clinical trials for VASOMAX(R) and the related female sexual dysfunction product, in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts. The Company currently has no plans to further develop VASOMAX(R), or the related female sexual dysfunction product or any of its other phentolamine-based products.

         Zonagen's results of operations may vary significantly from quarter to quarter and year to year. The Company has experienced negative cash flows from operations since inception and has funded its activities to date primarily from equity financings and corporate collaborations. If the Company were to continue its operations it would require substantial funds for research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts as needed, if the FDA or other regulatory approvals are obtained. The Company believes that its existing capital resources under its current operating plan will be sufficient to fund the Company's operations through at least the end of 2005. There can be no assurance that changes in our current strategic plans or other events will not result in accelerated or unexpected expenditures. See "Item 1. Description of Business -- Business Risks -- Uncertainties Related to Early Stage of Development," " -- Business Risks -- History of Operating Losses; Accumulated Deficit" and "Note 1. Organization and Operations" of Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002.

         CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

         The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in our financial statements requiring significant estimates and judgments are as follows:

      o Management determines the appropriate short and long-term classification of investments in debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. Securities for which the Company has the ability and intent to hold to maturity are recorded at amortized cost in the Company's consolidated balance sheets, which approximates fair value. Securities classified as "trading securities" are recorded at fair value. Gains and losses on trading securities, realized and unrealized, are included in earnings and are calculated using the specific identification method. The Company holds no securities classified as "available for sale." Short-term marketable securities have a remaining maturity of less than twelve months and long-term marketable securities have a remaining maturity of greater than twelve months. Marketable securities as of March 31, 2003 were all classified as trading securities and consist of only short term investments totaling $10.4 million.

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

         In April, 2003 the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149). FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, and should be applied prospectively. The provisions of FAS 149 that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The company does not expect the impact of adoption of SFAS No. 149 to have a material effect on the Company's results of operations.

         RESULTS OF OPERATIONS

         Comparison of Quarters Ended March 31, 2003 and 2002

         Revenues. Total revenues for the three-month period ended March 31, 2003 were $233,000 as compared to $762,000 for the same period in the prior year.

         Licensing fees for the three-month period ended March 31, 2003 were zero as compared to $528,000 for the same period in the prior year. Due to the Company's January 1, 2000, adoption of U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which requires up-front, non-refundable license fees to be deferred and recognized over the performance period, the Company recognized $528,000 in licensing fees in the three-month period ended March 31, 2002, which it had received in prior periods from Schering-Plough Corporation due to their prior exclusive license of the Company's VASOMAX(R) product for the treatment of male erectile dysfunction. These agreements were mutually terminated in July 2002.

         Research and development grants for the three-month period ended March 31, 2003 were $121,000 as compared to zero for the same period in the prior year relating to the Company's SBIR grants. Due to the mutual termination of the agreements with Schering-Plough, which are described above, the Company does not expect to receive any royalties relating to VASOMAX(R) in the near future. Interest income decreased 52% to $112,000 for the three-month period ended March 31, 2003, as compared to $234,000 for the same period in the prior year. This decrease is due to a reduction in interest rate yields and lower cash balances, offset by interest income on a $1.0 million loan receivable from Lavipharm Corp. which was repaid in April 2003.

         Research and Development Expenses. Research and development ("R&D") expenses include contracted research, regulatory affairs activities and general research and development expenses. During the three-month period ended March 31, 2003, the Company continued scaling back R&D spending activities by terminating all but one scientist, to maintain its cash reserves for future redeployment. R&D expenses decreased 8% to $564,000 for the three-month period ended March 31, 2003 as compared to $610,000 for the same period in the prior year. During the three-month period ended March 31, 2003, the Company incurred severance expenses of $122,000 and incurred $85,000 of non-capitalized charges to maintain its patent portfolio. The Company also billed $121,000 against its SBIR grants for R&D expenses incurred relating to SBIR grant activities.

         General and Administrative Expenses. General and administrative ("G&A") expenses increased 38% to $613,000 for the three-month period ended March 31, 2003, as compared to $443,000 for the same period in the prior year. The increase in expenses is primarily due to the increase in costs associated with potential strategic alternative opportunities which were $178,000 for the three-month period ended March 31, 2003 as compared to $2,000 for the same period in the prior year. The Company expects these expenses to be greater during the three-month periods ending June 30th and September 30th, 2003, due to increased activities following the termination of the merger agreement with Lavipharm Corp. in March 2003 and the hiring of CIBC World Markets in April 2003. In addition, the Company has incurred increased insurance costs for this period.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. The Company had cash, cash equivalents and marketable securities of approximately $24.5 million at March 31, 2003, as compared to $25.1 million at December 31, 2002. Excluding maturities and purchases of marketable securities of $6.1 million and $666,000 in 2003 and 2002, respectively, net cash of approximately $660,000 was used in operating activities during the three-month period ended March 31, 2003 as compared to $945,000 for the same period in the prior year. The decreased use of cash for the three-month period ended March 31, 2003 as compared to the same period in the prior year was primarily due to a payment of $309,000 made to Schering-Plough during the three-month period ended March 31, 2002 for previously incurred shared clinical development expenses relating to VASOMAX(R).

         The Company has experienced negative cash flows from operations since inception and has funded its activities to date primarily from equity financings and corporate collaborations. If the Company were to continue its operations it would require substantial funds for research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts as needed, if the FDA or other regulatory approvals are obtained. The Company believes that its existing capital resources under its current operating plan will be sufficient to fund the Company's operations through at least the end of 2005. There can be no assurance that changes in our current strategic plans or other events will not result in accelerated or unexpected expenditures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

         The Company's chief executive officer and chief financial officer have evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act) as of March 31, 2003 and concluded that those disclosure controls and procedures are effective.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits

                           99.1 Certification furnished pursuant to 18 U.S.C.
                           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

                           99.2 Certification furnished pursuant to 18 U.S.C.
                           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

                  b.       Reports on Form 8-K

                           The Company filed a current report on Form 8-K on March 28, 2003 reporting an event under Item 5.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ZONAGEN, INC.

Date:  May  13, 2003
                                  By:   /s/ Joseph S. Podolski
                                     -------------------------------------------
                                        Joseph S. Podolski
                                        President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)

Date:  May 13, 2003
                                  By:   /s/ Louis Ploth, Jr.
                                     -------------------------------------------
                                        Louis Ploth, Jr.
                                        Vice President Business Development and
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                           Officer)

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

Date:  May 13, 2003
                                     By:      /s/ Joseph S. Podolski
                                        ----------------------------------------
                                              Joseph S. Podolski
                                              President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)

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

Date:  May 13, 2003
                                   By:   /s/ Louis Ploth, Jr.
                                      ------------------------------------------
                                         Louis Ploth, Jr.
                                         Vice President Business Development and
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                            Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
99.1     Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief
         Executive Officer).

99.2 Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief
         Financial Officer).