Form 10-Q
period 2003-06-30
ZONAGEN INC
filed 2003-08-14
CIK 897075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       or

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

                       2408 Timberloch Place, Suite B-10
                           The Woodlands, Texas 77380
                   (Address of principal executive offices and
                                    zip code)

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

Yes [ ]   No [X]

      As of August 11, 2003, there were outstanding 11,479,648 shares of Common Stock, par value $.001 per share, of the Registrant.

                                 ZONAGEN, INC.
                         (A development stage company)

                       For the Quarter Ended June 30, 2003

                                      INDEX

                                                                                         Page
                                                                                         ----
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS                                               3

PART I.  FINANCIAL INFORMATION                                                             4

Item 1.           Financial Statements

                  Consolidated Balance Sheets:  June 30, 2003 (Unaudited)
                  and December 31, 2002                                                    5

                  Consolidated Statements of Operations: For the three months ended June 30, 2003 and 2002, six months ended June 30, 2003 and 2002, and from Inception (August 20, 1987) through June
                  30, 2003 (Unaudited)                                                     6

                  Consolidated Statements of Cash Flows: For the three months ended June 30, 2003 and 2002, six months ended June 30, 2003 and 2002, and from Inception (August 20, 1987) through June
                  30, 2003 (Unaudited)                                                     7

                  Notes to Consolidated Financial Statements                               8

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                14

Item 3.           Quantitative and Qualitative Disclosures About Market Risk               19

Item 4.           Controls and Procedures                                                  19

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                        20

Item 6.           Exhibits and Reports on Form 8-K                                         20

SIGNATURES                                                                                 22

CERTIFICATION                                                                              23

                  FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

      This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words "may," "anticipate," "believe," "expect," "estimate," "project," "suggest," "intend" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, suggested or intended. These risks and uncertainties include risks associated with the Company's ability to find a strategic alternative, the Company's early stage of development, approval of the Company's products by the Food and Drug Administration ("FDA") and other jurisdictions, and other risks and uncertainties described in the Company's filings with the Securities and Exchange Commission. For additional discussion of such risks, uncertainties and assumptions, see "Item 1. Description of Business - Business Risks" and "Item 3. Legal Proceedings" included in the Company's annual report on Form 10-K for the year ended December 31, 2002 and "Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included elsewhere in this quarterly report on Form 10-Q.

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

      The following unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                                 June 30,          December 31,
                                                                                   2003               2002
                                                                               -----------         -----------
                                                                               (unaudited)
                                ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                    $  3,501             $ 8,683
     Marketable securities                                                          20,696              16,455
     Note receivable                                                                     -               1,000
     Prepaid expenses and other current assets                                         856                 532
                                                                                  --------            --------
              Total current assets                                                  25,053              26,670
LAB EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS, net                                 -                 191
OTHER ASSETS, net                                                                      520                 509
                                                                                  --------            --------
              Total assets                                                        $ 25,573            $ 27,370
                                                                                  ========            ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                                $ 203                $ 86
     Accrued expenses                                                                  174                 433
                                                                                  --------            --------
              Total current liabilities                                                377                 519
                                                                                  --------            --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Undesignated Preferred Stock, $.001 par value, 5,000,000
          shares authorized, none issued and outstanding                                 -                   -
     Common Stock, $.001 par value, 20,000,000 shares authorized, 11,929,048 and
          11,918,177 shares issued, respectively; 11,479,648 and 11,502,877
          shares outstanding, respectively                                              12                  12
     Additional paid-in capital                                                    114,065             114,051
     Cost of treasury stock, 449,400 and 415,300 shares, respectively               (7,533)             (7,484)
     Deficit accumulated during the development stage                              (81,348)            (79,728)
                                                                                  --------            --------
              Total stockholders' equity                                            25,196              26,851
                                                                                  --------            --------
              Total liabilities and stockholders' equity                          $ 25,573            $ 27,370
                                                                                  ========            ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited and in thousands except per share amounts)



                                                          Three Months Ended June 30,     Six Months Ended June 30,
                                                          --------------------------      -------------------------
                                                            2003            2002               2003           2002
                                                          --------       --------         ---------         --------
REVENUES
        Licensing fees                                       $ -            $ 528               $ -          $ 1,057
        Product royalties                                      -                -                 -                -
        Research and development grants                      217                -               337                -
        Interest income                                       74              182               186              415
        Gain on disposal of fixed assets                     102                -               102                -
                                                          ------         --------          --------         --------
              Total revenues and other income                393              710               625            1,472
EXPENSES
        Research and development                             579            5,893             1,143            6,502
        General and administrative                           490              433             1,102              876
        Interest expense and amortization
             of intangibles                                    -                -                 -                -
                                                          ------         --------          --------         --------
              Total expenses                               1,069            6,326             2,245            7,378
                                                          ------         --------          --------         --------
Loss from continuing operations                             (676)          (5,616)           (1,620)          (5,906)
Income (loss) from discontinued operations                     -                -                 -                -
Gain on disposal                                               -                -                 -                -
                                                          ------         --------          --------         --------
Net loss before cumulative effect of
     change in accounting principle                         (676)          (5,616)           (1,620)          (5,906)
Cumulative effect of change in accounting
     principle                                                 -                -                 -                -
                                                          ------         --------          --------         --------
NET LOSS                                                  $ (676)        $ (5,616)         $ (1,620)        $ (5,906)
                                                          ======         ========          ========         ========
INCOME (LOSS) PER SHARE - BASIC AND DILUTED:
Loss from continuing operations                          $ (0.06)         $ (0.49)          $ (0.14)         $ (0.52)
Income from discontinued operations                            -                -                 -                -
Gain on disposal                                               -                -                 -                -
                                                           -----            -----             -----            -----
Net loss before cumulative effect of
     change in accounting principle                        (0.06)           (0.49)            (0.14)           (0.52)
                                                           -----            -----             -----            -----
NET LOSS                                                 $ (0.06)         $ (0.49)          $ (0.14)         $ (0.52)
                                                         =======          =======           =======          =======
Shares used in loss per share calculation:
        Basic                                             11,484           11,382            11,494           11,373
        Diluted                                           11,484           11,382            11,494           11,373


                                                    From Inception
                                                   (August 20, 1987)
                                                       through
                                                       June 30,
                                                         2003
                                                   -----------------
REVENUES
        Licensing fees                                 $  28,755
        Product royalties                                    627
        Research and development grants                      839
        Interest income                                   12,890
        Gain on disposal of fixed assets                     102
                                                       ---------
              Total revenues and other income             43,213
EXPENSES
        Research and development                          90,771
        General and administrative                        24,059
        Interest expense and amortization
             of intangibles                                  388
                                                       ---------
              Total expenses                             115,218
                                                       ---------
Loss from continuing operations                          (72,005)
Income (loss) from discontinued operations                (1,828)
Gain on disposal                                             939
                                                       ---------
Net loss before cumulative effect of
     change in accounting principle                      (72,894)
Cumulative effect of change in accounting
     principle                                            (8,454)
                                                       ---------
NET LOSS                                               $ (81,348)
                                                       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)



                                                             Three Months Ended June 30,    Six Months Ended June 30,
                                                                2003            2002           2003            2002
                                                            ---------       ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $    (676)      $  (5,616)      $  (1,620)      $  (5,906)
Gain on disposal of discontinued operations                        --              --              --              --
Adjustments to reconcile net loss to net cash
used in operating activities:
        Gain on disposal of assets                               (102)             --            (102)             --
        Noncash financing costs                                    --              --              --              --
        Noncash inventory impairment                               --           4,417              --           4,417
        Noncash patent impairment                                  --           1,031              --           1,031
        Noncash decrease in accounts payable                       --              --              --              --
        Depreciation and amortization                              28              58              73             107
        Noncash expenses related to stock-based
             transactions                                          11               3              14               6
        Common stock issued for agreement not to
             compete                                               --              --              --              --
        Series B Preferred Stock issued for consulting
             services                                              --              --              --              --
        Maturities (purchases) of marketable securities       (10,334)          2,230          (4,241)          2,896
Changes in operating assets and liabilities (net effects
of purchase of businesses in 1988 and 1994):
        Decrease (increase) in receivables                         --              --              --              --
        Decrease (increase) in inventory                           --              --              --              --
        Decrease (increase) in prepaid expenses and other
             current assets                                      (322)           (221)           (100)            (11)
        (Decrease) increase in accounts payable and
             accrued expenses                                    (157)            126            (142)           (244)
        (Decrease) increase in deferred revenue                    --            (528)             --          (1,057)
                                                            ---------       ---------       ---------       ---------
Net cash used in (provided by) operating activities           (11,552)          1,500          (6,118)          1,239
CASH FLOWS FROM INVESTING ACTIVITIES
        Maturities (purchases) of marketable securities            --              --              --              --
        Capital expenditures                                       --              --              --              --
        Purchase of technology rights and other assets            (14)           (155)            (15)           (211)
        Decrease in note receivable                             1,000              --           1,000              --
        Cash acquired in purchase of FTI                           --              --              --              --
        Proceeds from sale of subsidiary, less
             $12,345 for operating losses during
             1990 phase-out period                                 --              --              --              --
        Proceeds from sale of the assets of FTI                    --              --              --              --
        Increase in net assets held for disposal                   --              --              --              --
                                                            ---------       ---------       ---------       ---------
Net cash provided by (used in) investing activities               986            (155)            985            (211)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of common stock                     --               8              --              31
        Proceeds from issuance of preferred stock                  --              --              --              --
        Purchase of treasury stock                                (49)             --             (49)             --
        Proceeds from issuance of notes payable                    --              --              --              --
        Principal payments on notes payable                        --              --              --              --
                                                            ---------       ---------       ---------       ---------
Net cash provided by (used by) financing activities               (49)              8             (49)             31
                                                            ---------       ---------       ---------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (10,615)          1,353          (5,182)          1,059
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               14,116           1,227           8,683           1,521
                                                            ---------       ---------       ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $   3,501       $   2,580       $   3,501       $   2,580
                                                            =========       =========       =========       =========

                                                           From Inception
                                                          (August 20, 1987)
                                                               through
                                                               June 30,
                                                                 2003
                                                          -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        (81,348)
Gain on disposal of discontinued operations                        (939)
Adjustments to reconcile net loss to net cash
used in operating activities:
        Gain on disposal of assets                                 (102)
        Noncash financing costs                                     316
        Noncash inventory impairment                              4,417
        Noncash patent impairment                                 1,031
        Noncash decrease in accounts payable                     (1,308)
        Depreciation and amortization                             3,759
        Noncash expenses related to stock-based
             transactions                                         2,572
        Common stock issued for agreement not to
             compete                                                200
        Series B Preferred Stock issued for consulting
             services                                                18
        Maturities (purchases) of marketable securities           7,839
Changes in operating assets and liabilities (net effects of
purchase of businesses in 1988 and 1994):
        Decrease (increase) in receivables                         (199)
        Decrease (increase) in inventory                         (4,447)
        Decrease (increase) in prepaid expenses and other
             current assets                                        (322)
        (Decrease) increase in accounts payable and
             accrued expenses                                     1,562
                                                              ---------
        (Decrease) increase in deferred revenue                      --
Net cash used in (provided by) operating activities             (66,951)
CASH FLOWS FROM INVESTING ACTIVITIES
        Maturities (purchases) of marketable securities         (28,723)
        Capital expenditures                                     (2,268)
        Purchase of technology rights and other assets           (2,221)
        Decrease in note receivable                                  --
        Cash acquired in purchase of FTI                              3
        Proceeds from sale of subsidiary, less
             $12,345 for operating losses during
             1990 phase-out period                                  138
        Proceeds from sale of the assets of FTI                   2,250
        Increase in net assets held for disposal                   (213)
                                                              ---------
Net cash provided by (used in) investing activities             (31,034)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of common stock                   84,224
        Proceeds from issuance of preferred stock                23,688
        Purchase of treasury stock                               (7,533)
        Proceeds from issuance of notes payable                   2,839
        Principal payments on notes payable                      (1,732)
                                                              ---------
Net cash provided by (used by) financing activities             101,486
                                                              ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              3,501
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     --
                                                              ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   3,501
                                                              =========

  The accompanying notes are an integral part of these consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

NOTE 1 -- Organization and Operations

      Zonagen, Inc. ("Zonagen" or the "Company") was organized on August 20, 1987 and is a development stage company. The Company is engaged in the development of pharmaceutical products that address diseases and conditions associated with the human reproductive system. From inception through June 30, 2003, the Company has been primarily engaged in research and development and clinical development.

      On March 27, 2003 the Company terminated its merger agreement with Lavipharm Corp. On April 15, 2003, the Company announced that its Board of Directors engaged CIBC World Markets Corp. ("CIBC") to explore strategic alternatives for the company. The Company is in the process of reviewing and discussing potential future transactions to redeploy its assets with various entities.

      The Company has four full-time employees which management believes is the minimum required to redeploy the Company's assets and to continue to perform a limited amount of product development. During the second quarter ended June 30, 2003, the Company continued to focus its research efforts on two Small Business Innovative Research ("SBIR") grants that the Company initially received during 2002 and conducted limited development of the Company's internal research projects primarily through the use of outside consulting groups. The Company is currently performing research under a Phase II $836,441 SBIR grant which is being utilized to develop a new compound, a selective progesterone receptor modulator ("SPRMs") as an oral treatment for endometriosis, and continued to perform research in the area of breast cancer under a Phase I $108,351 SBIR grant. The funding under the Phase I $108,351 SBIR grantis anticipated to be depleted during the third quarter ending September 30, 2003. The Company had requested an extension of time under the Phase II $836,441 SBIR grant to March 1, 2004 and has been granted an extension to July 31, 2004.

      Since the Company is operating primarily as a virtual company utilizing outside consultants to perform research and development and limited clinical development activities, the Company held an auction in June 2003 and sold substantially all of its fixed assets for approximate net proceeds of $225,000, which was $102,000 over their book value. In addition, the Company's lease on its 24,000 square foot facility located in The Woodlands, Texas, which had been partially subleased, expired on May 31, 2003. The Company continued to lease this facility on a month-to-month basis through July 31, 2003. As of August 1, 2003, the Company will maintain a 2,539 square foot facility in its current location under an amended lease that expires on July 31, 2004. After September 30, 2003, the landlord has the right to require the Company to relocate to other premises. If the landlord exercises this right, the Company has the option to continue in such new space for the same rent for the remainder of the lease term or to terminate the lease. The Company continues to implement various activities to reduce its core burn rate in

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

order to preserve cash available for redeployment.

      As of June 30, 2003, the Company had an accumulated deficit of $81.3 million. Losses have resulted principally from costs incurred in conducting clinical trials for VASOMAX(R) and the related female sexual dysfunction product, in research and development activities related to efforts to develop the Company's other products and from the associated administrative costs required to support those efforts. The Company currently has no plans to further develop VASOMAX(R), or the related female sexual dysfunction product or any of its other phentolamine-based products.

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

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

                                      Three Months Ended June 30,  Six Months Ended June 30,
                                        2003           2002          2003          2002
                                      -------      ---------       ---------      ---------
Net loss, as reported                 $  (676)     $  (5,616)       $ (1,620)     $  (5,906)
Add: Stock-based employee
compensation expense included in
reported net income, net of related
tax effects                                11              3              14              6

Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax
effects                               $  (163)     $    (586)       $   (362)        (1,084)
                                      -------      ---------       ---------      ---------
  Pro forma net loss                     (828)        (6,199)         (1,968)     $  (6,984)
                                      =======      =========       =========      =========
Loss per share -
  Basic - as reported                 $ (0.06)     $   (0.49)       $  (0.14)     $   (0.52)
  Basic - pro forma                     (0.07)         (0.54)          (0.17)         (0.61)
  Diluted - as reported                 (0.06)         (0.49)          (0.14)         (0.52)
  Diluted - pro forma                   (0.07)         (0.54)          (0.17)         (0.61)

      Under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants in the three-month periods ended June 30, 2003 and 2002, respectively: risk-free interest rates of 3.8% and 4.85%; no expected dividends; expected lives of 9.7 and 9.6 years; expected volatility of 89% and 92%. The weighted average fair value of options granted at market for the three-month periods ended June 30, 2003 and 2002 was $1.23 and $1.49, respectively. The following weighted average assumptions were used for grants in the six-month periods ended June 30, 2003 and 2002, respectively: risk-free interest rates of 3.8% and 5.3%; no expected dividends; expected lives of 9.7 and 5.3 years; expected volatility of 90% and 88%. The weighted average fair value of options granted at market for the six-month periods ended June 30, 2003 and 2002 was $1.06 and $3.04, respectively.

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

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

NOTE 3  --  Marketable Securities

      Management determines the appropriate classification of investments in debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. Securities for which the Company has the ability and intent to hold to maturity are classified as "held to maturity". Securities classified as "trading securities" are recorded at fair value. Gains and losses on trading securities, realized and unrealized, are included in earnings and are calculated using the specific identification method. Any other securities are classified as "available for sale." At June 30, 2003 all securities were classified as trading securities. The cost basis including purchased premium for these securities was $20.7 million and $16.5 million at June 30, 2003 and December 31, 2002, respectively.

      Short-term marketable securities have a remaining maturity of less than twelve months and long-term marketable securities have a remaining maturity of greater than twelve months. Marketable securities as of June 30, 2003 consist of only short-term investments totaling $20.7 million. The Company's investments typically include corporate bonds and notes, Euro-dollar bonds, taxable auction securities and asset-backed securities. The Company's policy is to require minimum credit ratings of A2/A and A1/P1 with maturities of up to three years. The average life of the investment portfolio may not exceed 24 months.

NOTE 4  --  Patents

      As of June 30, 2003, the Company had approximately $520,000 in capitalized patents reflected on its balance sheet. Of this amount $233,000 relates to patents for Zonagen's SPRMs which are being developed as an oral treatment for endometriosis through an SBIR grant; $179,000 relates to vaccine adjuvant technologies; $61,000 relates to prostate cancer vaccine technologies; and $47,000 relates to various other technologies. If Zonagen enters into a merger with an entity that does not continue to develop the technologies of Zonagen or cannot out-license these technologies to another entity, then part or all of the capitalized patents value at that time could be impaired.

NOTE 5 -- Earnings (Loss) Per Share

      Basic EPS is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as fully diluted EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method of potentially dilutive outstanding options. Common stock equivalents of 1,437,064 and 1,647,973 for the periods ended June 30, 2003 and 2002, respectively, were excluded from the calculation of diluted EPS since they were antidilutive.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

      The following table presents information necessary to calculate earnings per share for the three-month and six-month periods ended June 30, 2003 and 2002 (in thousands, except per share amounts):

                                      Three Months Ended June 30,    Six Months Ended June 30,
                                           2003        2002              2003        2002
                                        --------    --------          --------    ---------
Net Loss                                $   (676)   $ (5,616)         $ (1,620)   $ (5,906)
Average common shares outstanding         11,484      11,382            11,494      11,373
                                        --------    --------          --------    ---------
Basic earnings per share                $  (0.06)   $  (0.49)         $  (0.14)   $  (0.52)
                                        ========    ========          ========    =========
Average common and dilutive potential
   common shares outstanding:
Average common shares outstanding         11,484      11,382            11,494     11,373
Assumed exercise of stock options             --          --                --         --
                                        --------    --------          --------    ---------

Diluted earnings per share              $  (0.06)   $  (0.49)         $  (0.14)  $  (0.52)
                                        ========    ========          ========    =========

NOTE 6 -- Stockholders' Equity

      On April 2, 2003, the Company announced that its Board of Directors had authorized the Company to repurchase up to $2.5 million of the Company's common stock from time to time through privately negotiated third party transactions or in the open market. From April 2, 2003 through August 11, 2003 the Company repurchased 34,100 shares of its common stock for $49,137.

NOTE 7 -- Commitments and Contingencies

      Certain purported class action complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder were filed against the Company and certain of its officers and directors in 1998. These complaints were filed in the United States District Court for the Southern District of Texas in Houston, Texas and were consolidated on May 29, 1998. The plaintiffs purported to bring the suit on behalf of all purchasers of Zonagen common stock between February 7, 1996 and January 9, 1998. The plaintiffs asserted that the defendants made materially false and misleading statements and failed to disclose material facts about the patents and patent applications of the Company relating to VASOMAX(R) and Chito-ZN (formerly named ImmuMax(TM)) and about the Company's clinical trials of VASOMAX(R). The plaintiffs sought to have the action declared to be a class action, and to have recessionary or compensatory damages in an unstated amount, along with interest and attorney's fees. On March 30, 1999, the Court granted the defendants' motion to dismiss and

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

dismissed the case with prejudice. The plaintiffs filed an appeal. On September 25, 2001, the United States Fifth Circuit Court of Appeals affirmed the dismissal of all claims except one; the Court reversed the trial Court's dismissal of a claim concerning the Company's disclosure about a patent relating to VASOMAX(R). After remand, the case was certified as a class action by the Court. Following the close of discovery, the Court granted the defendants' motion for summary judgment as to that last remaining claim, and entered a judgment dismissing the case with prejudice. The plaintiffs have filed an appeal challenging both the Court's refusal to allow them to amend their complaint and the Court's summary judgment order. The Company's management and the individual defendants believe that these actions are without merit and intend to defend against them vigorously. No estimate of loss or range of estimate loss, if any, can be made at this time.

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

      Overview

      Zonagen, Inc. ("Zonagen" or the "Company") was organized on August 20, 1987 and is a development stage company. The Company is engaged in the development of pharmaceutical products that address diseases and conditions associated with the human reproductive system. From inception through June 30, 2003, the Company has been primarily engaged in research and development and clinical development.

      On March 27, 2003 the Company terminated its merger agreement with Lavipharm Corp. On April 15, 2003, the Company announced that its Board of Directors engaged CIBC World Markets Corp. ("CIBC") to explore strategic alternatives for the company. The Company is in the process of reviewing and discussing potential future transactions to redeploy its assets with various entities.

      The Company has four full-time employees which management believes is the minimum required to redeploy the Company's assets and to continue to perform a limited amount of product development. During the second quarter ended June 30, 2003, the Company continued to focus its research efforts on two Small Business Innovative Research ("SBIR") grants that the Company received during 2002 and conducted limited development of the Company's internal research projects primarily through the use of outside consulting groups. The Company is currently performing research under a Phase II $836,441 SBIR grant which is being utilized to develop a new compound, a selective progesterone receptor modulator ("SPRM's") as an oral treatment for endometriosis, and continued to perform research in the area of breast cancer under a Phase I $108,351 SBIR grant. The funding under the Phase I $108,351 SBIR grant is anticipated to be depleted during the third quarter ending September 30, 2003. The Company had requested an extension of time under the Phase II $836,441 SBIR grant to March 1, 2004 and has been granted an extension to July 31, 2004.

      On April 16, 2003, the Company initiated a 50 patient Phase I/II efficacy and safety study with its product candidate, Androxal(TM), which is being developed as an oral treatment for testosterone deficiency in men. This study was designed to provide a head-to-head comparison of Androxal(TM) versus an existing topical testosterone therapy and is anticipated to be completed during the fourth quarter ending December 31, 2003.

      Since the Company is operating primarily as a virtual company utilizing outside consultants to perform research and development and limited clinical development activities, the Company held an auction in June 2003 and sold substantially all of its fixed assets for approximate net proceeds of $225,000, which was $102,000 over their book value. In addition, the Company's lease on its 24,000 square foot facility located in The Woodlands, Texas, which was partially subleased, expired on May 31, 2003. The Company continued to lease this facility on a month-to-month basis through July 31, 2003. As of August 1, 2003, the Company will maintain a 2,539 square foot facility in its current location under an amended lease that expires on July 31, 2004. After September 30, 2003, the landlord has the right to require the Company to relocate to other premises. If the landlord exercises this right, the Company has the option to continue in such new space for the same rent for the remainder of the lease term or to terminate the lease. The Company continues to implement various activities to reduce its core burn rate in order to preserve cash available for redeployment.

      As of June 30, 2003, the Company had an accumulated deficit of $81.3 million. Losses have resulted principally from costs incurred in conducting clinical trials for VASOMAX(R) and the related female sexual dysfunction product, in research and development activities related to efforts to develop the Company's other products and from the associated administrative costs required to support those efforts. The Company currently has no plans to further develop VASOMAX(R), or the related female sexual dysfunction product or any of its other phentolamine-based products.

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

      Critical Accounting Policies and the Use of Estimates

      The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Company's financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in the Company's financial statements requiring significant estimates and judgments are as follows:

- Management determines the appropriate short and long-term classification of investments in debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. Securities for which the Company has the ability and intent to hold to maturity are recorded at amortized cost in the Company's consolidated balance sheets, which approximates fair value. Securities classified as

      "trading securities" are recorded at fair value. Gains and losses on trading securities, realized and unrealized, are included in earnings and are calculated using the specific identification method. The Company holds no securities classified as "available for sale." Short-term marketable securities have a remaining maturity of less than twelve months and long-term marketable securities have a remaining maturity of greater than twelve months. Marketable securities as of June 30, 2003 were all classified as trading securities and consist of only short term investments totaling $20.7 million.

- The Company is currently involved in certain legal proceedings as discussed in the "Commitments and Contingencies" in the Notes to Consolidated Financial Statements. The Company does not believe these legal proceedings will have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, were an unfavorable ruling to occur in any quarterly period, there exists the possibility of a material impact on the operating results of that period.

- Research and development ("R&D") costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform research on behalf of the Company. Expenses include salaries and related employee costs, insurance coverage for clinical trials and product sales, contracted research and consulting fees, facility costs and direct costs associated with specific projects. The Company expenses R&D costs in the period they are incurred.

      Recent Accounting Pronouncements

      In November 2002, FASB issued Interpretation, or FIN, No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for the financial statements of interim or annual periods ending after December 15, 2002. The Company's adoption of FIN 45 did not have a material impact on the Company's results of operations and financial position.

      In December 2002, FASB issued Statement of Financial Accounting Standards, or SFAS, No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based accounting for employee compensation and the effect of the method used on reported results. The Company is currently evaluating whether to adopt the fair value based method.

      In January 2003, FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN

No. 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. The Company's adoption of FIN No. 46 did not have a material impact on the Company's results of operations and financial position.

      In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, and should be applied prospectively. The provisions of SFAS 149 that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The Company's adoption of SFAS 149 did not have a material effect on the Company's results of operations.

      Results of Operations

      Three Month and Six Month Periods Ended June 30, 2003 and 2002

      Total revenues for the three month period ended June 30, 2003 decreased to $393,000 as compared with $710,000 for the same period in the prior year and were approximately $625,000 for the six-month period ended June 30, 2003 as compared to $1.5 million for the same period in the prior year.

      Licensing fees for the three-month period ended June 30, 2003 were zero as compared to $528,000 for the same period in the prior year and were zero for the six-month period ended June 30, 2003 as compared to $1.1 million for the same period in the prior year. Due to the Company's January 1, 2000, adoption of U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which requires up-front, non-refundable license fees to be deferred and recognized over the performance period, the Company recognized $528,000 in licensing fees in the three-month period ended June 30, 2002 and $1.1 million in the six-month period ended June 30, 2002, which it had received in prior periods from Schering-Plough Corporation due to their prior exclusive license of the Company's VASOMAX(R) product for the treatment of male erectile dysfunction. Due to the July 2002 mutual termination of the agreements with Schering-Plough, the Company does not expect to receive any royalties relating to VASOMAX(R) in the foreseeable future.

      Research and development grants for the three-month period ended June 30, 2003 were $217,000 as compared to zero for the same period in the prior year relating to the Company's SBIR grants and were $337,000 for the six-month period ended June 30, 2003 as compared to zero for the same period in the prior year. The Company was awarded three SBIR grants in the third quarter ended September 30, 2002 and performed a portion of that paid research during the six-month period ended June 30, 2003. Interest income decreased 59% to $74,000 for the three-month period ended June 30, 2003, as compared to $182,000 for the same period in the prior year and decreased 55% to $186,000 for the six-month period ended June 30, 2003 as compared to $415,000 for the same period in the prior year. This decrease is due to a reduction in interest rate yields and lower cash balances, offset by interest income on a prior $1.0 million loan receivable from Lavipharm
Corp. which was repaid in April 2003. The Company sold substantially all of its fixed assets, which management felt were not required to redeploy the Company's overall assets, for approximate net proceeds of $225,000, which was $102,000 over their book value. These proceeds were collected in July 2003.

      Research and Development Expenses. Research and development ("R&D") expenses include contracted research, regulatory affairs activities and general research and development expenses. R&D expenses decreased 90% to $579,000 for the three-month period ended June 30, 2003 as compared to $5.9 million for the same period in the prior year and decreased 82% to $1.1 million for the six-month period ended June 30, 2003 as compared to $6.5 million for the same period in the prior year. Due to the mutual termination of the Schering-Plough agreements in July 2002 and the future uncertainty surrounding the VASOMAX(R) product, the Company wrote-off both its bulk phentolamine inventory previously valued at $4.4 million and its VASOMAX(R) patent estate previously valued at approximately $1.0 million in the three-month period ended June 30, 2002. In addition, R&D expenses in the three-month period ended June 30, 2002 were reduced by $188,000 due to a reimbursement of prior clinical expenses for VASOMAX(R) that was received from a clinical research organization after a reconciliation was completed comparing actual expenses to payments made by the Company.

      General and Administrative Expenses. General and administrative ("G&A") expenses increased 13% to $490,000 for the three-month period ended June 30, 2003, as compared to $433,000 for the same period in the prior year and increased 26% to $1.1 million as compared to $876,000 for the same period in the prior year. The increase in expenses is primarily due to the increase in costs associated with potential strategic alternative opportunities which were $99,000 for the three-month period ended June 30, 2003 as compared to $13,000 for the same period in the prior year and were $277,000 for the six-month period ended June 30, 2003 as compared to $15,000 for the same period in the prior year.

Liquidity and Capital Resources

      The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. The Company had cash, cash equivalents and marketable securities of approximately $24.2 million at June 30, 2003, as compared to $25.1 million at December 31, 2002.

      Excluding maturities and purchases of marketable securities of ($10.3) million and $2.2 million in the three-month period ended June 30, 2003 and 2002, respectively, net cash of approximately $1.2 million was used in operating activities during the three-month period ended June 30, 2003 as compared to $730,000 for the same period in the prior year. The increased use of cash for the three-month period ended June 30, 2003 as compared to the same period in the prior year included a reduction in accrued liabilities of $157,000, a decrease in interest yield on its investment portfolio of $108,000, an increase in costs associated with potential strategic alternative opportunities of $86,000 and an increase in prepaid insurance of $60,000. The majority of the Company's insurance policy premiums came due during the second quarter ended June 30, 2003. During the three-month period ended June 30, 2003, the Company paid approximately $510,000 in prepaid insurance premiums as compared to $450,000 for the same period in the prior year. On April 9, 2003 Lavipharm Corp. ("Lavipharm") repaid $1,037,151 to the Company representing all principal and accrued interest relating to a note receivable from Lavipharm that was advanced to Lavipharm on November 8, 2002.

      Excluding maturities and purchases of marketable securities of ($4.2) million and $2.9 million in the six-month period ended June 30, 2003 and 2002, respectively, net cash of approximately $1.9 million was used in operating activities during the six-month period ended June 30, 2003 as compared to $1.7 million for the same period in the prior year. The increased use of cash for the six-month period ended June 30, 2003 as compared to the same period in the prior year included an increase in costs associated with potential strategic alternative opportunities of $262,000, a decrease in interest yield on its investment portfolio of $229,000, a reduction in accrued liabilities of $142,000 and an increase in prepaid insurance of $60,000, partially offset by an increase in SBIR grant revenue of $337,000 and a gain on the sale of fixed assets of $102,000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Not Applicable.

Item 4. Controls and Procedures

      Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective in insuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

      In connection with the evaluation described above, the Company identified no change in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      Certain purported class action complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder were filed against the Company and certain of its officers and directors in 1998. These complaints were filed in the United States District Court for the Southern District of Texas in Houston, Texas and were consolidated on May 29, 1998. The plaintiffs purported to bring the suit on behalf of all purchasers of Zonagen common stock between February 7, 1996 and January 9, 1998. The plaintiffs asserted that the defendants made materially false and misleading statements and failed to disclose material facts about the patents and patent applications of the Company relating to VASOMAX(R) and Chito-ZN (formerly named ImmuMax(TM)) and about the Company's clinical trials of VASOMAX(R). The plaintiffs sought to have the action declared to be a class action, and to have recessionary or compensatory damages in an unstated amount, along with interest and attorney's fees. On March 30, 1999, the Court granted the defendants' motion to dismiss and dismissed the case with prejudice. The plaintiffs filed an appeal. On September 25, 2001, the United States Fifth Circuit Court of Appeals affirmed the dismissal of all claims except one; the Court reversed the trial Court's dismissal of a claim concerning the Company's disclosure about a patent relating to VASOMAX(R). After remand, the case was certified as a class action by the Court. Following the close of discovery, the Court granted the defendants' motion for summary judgment as to that last remaining claim, and entered a judgment dismissing the case with prejudice. The plaintiffs have filed an appeal challenging both the Court's refusal to allow them to amend their complaint and the Court's summary judgement order. The Company's management and the individual defendants believe that these actions are without merit and intend to defend against them vigorously. No estimate of loss or range of estimate loss, if any, can be made at this time.

Item 6. Exhibits and Reports on Form 8-K

            a.    Exhibits

                  31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

                  31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

                  32.1 Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

                  32.2 Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

            b.    Reports on Form 8-K

                  The Company filed two current reports on Form 8-K on April 2 and May 12, 2003 reporting events under Item 9 and one current report on Form 8-K on April 3, 2003 reporting an event under Item 5.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ZONAGEN, INC.


Date: August 14, 2003
                                By: /s/ Joseph S. Podolski
                                    --------------------------------------------
                                    Joseph S. Podolski
                                    President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Date: August 14, 2003
                                By: /s/ Louis Ploth, Jr.
                                    --------------------------------------------
                                    Louis Ploth, Jr.
                                    Vice President Business Development and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

            Exhibits

            31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

            31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

            32.1 Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

            32.2 Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).