Form 10-Q
period 2003-09-30
ZONAGEN INC
filed 2003-11-12
CIK 897075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

                                       or

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

         As of November 3, 2003, there were outstanding 11,479,648 shares of Common Stock, par value $.001 per share, of the Registrant.

                                  ZONAGEN, INC.
                          (A development stage company)

                    For the Quarter Ended September 30, 2003

                                      INDEX

                                                                             PAGE
                                                                             ----
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS                                   3

PART I.  FINANCIAL INFORMATION                                                 4

Item 1.  Financial Statements

         Consolidated Balance Sheets:  September 30, 2003 (Unaudited)
         and December 31, 2002                                                 5

         Consolidated Statements of Operations: For the three months ended September 30, 2003 and 2002, nine months ended September
         30, 2003 and 2002, and from Inception (August 20, 1987)
         through September 30, 2003 (Unaudited)                                6

         Consolidated Statements of Cash Flows: For the three months ended September 30, 2003 and 2002, nine months ended September
         30, 2003 and 2002, and from Inception (August 20, 1987)
         through September 30, 2003 (Unaudited)                                7

         Notes to Consolidated Financial Statements                            8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           20

Item 4.  Controls and Procedures                                              20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    21

Item 6.  Exhibits and Reports on Form 8-K                                     22

SIGNATURES                                                                    23

CERTIFICATION                                                                 24

                  FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

         This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "may," "anticipate," "believe," "expect," "estimate," "project," "suggest," "intend" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, suggested or intended. These risks and uncertainties include risks associated with the Company's ability to satisfactorily complete its proposed self tender offer, the early stage of development of the Company's proposed new Progenta(TM) technologies, approval of the Company's products by the Food and Drug Administration ("FDA") and other jurisdictions, the Company's ability to obtain value from its technology portfolio and other risks and uncertainties described in the Company's filings with the Securities and Exchange Commission. For additional discussion of such risks, uncertainties and assumptions, see "Item 1. Description of Business - Business Risks" and "Item 3. Legal Proceedings" included in the Company's annual report on Form 10-K for the year ended December 31, 2002 and "Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included elsewhere in this quarterly report on Form 10-Q.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         The following unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                           CONSOLIDATED BALANCE SHEETS
                     (in thousands except per share amounts)

                                                                            SEPTEMBER 30,       DECEMBER 31,
                                                                                2003                2002
                                                                            -------------       ------------
                                                                             (unaudited)
                                ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                $   5,438          $   8,683
     Marketable securities                                                       18,416             16,455
     Note receivable                                                                  -              1,000
     Prepaid expenses and other current assets                                      428                532
                                                                              ---------          ---------
              Total current assets                                               24,282             26,670
LAB EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS, net                              -                191
OTHER ASSETS, net                                                                   533                509
                                                                              ---------          ---------
              Total assets                                                    $  24,815          $  27,370
                                                                              =========          =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                         $     137          $      86
     Accrued expenses                                                               337                433
                                                                              ---------          ---------
              Total current liabilities                                             474                519
                                                                              ---------          ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Undesignated Preferred Stock, $.001 par value, 5,000,000
          shares authorized, none issued and outstanding                              -                  -
     Common Stock, $.001 par value, 20,000,000 shares
          authorized, 11,929,048 and 11,918,177 shares issued,
          respectively; 11,479,648 and 11,502,877 shares
          outstanding, respectively                                                  12                 12
     Additional paid-in capital                                                 114,065            114,051
     Cost of treasury stock, 449,400 and 415,300 shares, respectively            (7,533)            (7,484)
     Deficit accumulated during the development stage                           (82,203)           (79,728)
                                                                              ---------          ---------
              Total stockholders' equity                                         24,341             26,851
                                                                              ---------          ---------
              Total liabilities and stockholders' equity                      $  24,815          $  27,370
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

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited and in thousands except per share amounts)

                                                                                                                     FROM INCEPTION
                                                                                                                   (AUGUST 20, 1987)
                                                                                                                        THROUGH
                                               THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,    SEPTEMBER 30,
                                               -------------------------------    -------------------------------  -----------------
                                                    2003             2002              2003             2002              2003
                                               --------------    -------------    --------------    -------------  -----------------
REVENUES
        Licensing fees                           $       -        $   3,170          $       -        $   4,227          $  28,755
        Product royalties                                -                -                  -                -                627
        Research and development grants                122              213                459              213                961
        Interest income                                 67              153                254              568             12,958
        Gain on disposal of fixed assets                 -                -                102                -                102
                                                 ---------        ---------          ---------        ---------          ---------
              Total revenues and other income          189            3,536                815            5,008             43,403
EXPENSES
        Research and development                       439             (651)             1,583            5,852             91,211
        General and administrative                     606              802              1,707            1,677             24,664
        Interest expense and amortization
             of intangibles                              -                -                  -                -                388
                                                 ---------        ---------          ---------        ---------          ---------
              Total expenses                         1,045              151              3,290            7,529            116,263
                                                 ---------        ---------          ---------        ---------          ---------


Loss from continuing operations                       (856)           3,385             (2,475)          (2,521)           (72,860)
Income (loss) from discontinued operations               -                -                  -                -             (1,828)
Gain on disposal                                         -                -                  -                -                939
                                                 ---------        ---------          ---------        ---------          ---------
Net loss before cumulative effect of
     change in accounting principle                   (856)           3,385             (2,475)          (2,521)           (73,749)
Cumulative effect of change in accounting
     principle                                           -                -                  -                -             (8,454)
                                                 ---------        ---------          ---------        ---------          ---------
NET LOSS                                         $    (856)       $   3,385          $  (2,475)       $  (2,521)         $ (82,203)
                                                 =========        =========          =========        =========          =========


INCOME (LOSS) PER SHARE - BASIC AND DILUTED:
Loss from continuing operations                  $   (0.07)       $    0.30          $   (0.22)       $   (0.22)
                                                 ---------        ---------          ---------        ---------
Net loss before cumulative effect of
     change in accounting principle                  (0.07)            0.30              (0.22)           (0.22)
Cumulative effect of change in accounting
     principle                                           -                -                  -                -
                                                 ---------        ---------          ---------        ---------
NET LOSS                                         $   (0.07)       $    0.30          $   (0.22)       $   (0.22)
                                                 =========        =========          =========        =========

Shares used in loss per share calculation:
        Basic                                       11,480           11,402             11,489           11,382
        Diluted                                     11,480           11,402             11,489           11,382

   The accompanying notes are an integral part of these consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                             --------------------------------
                                                                 2003               2002
                                                             -----------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $    (856)         $   3,385
Gain on disposal of discontinued operations                            -                  -
Gain on disposal of assets                                             -                  -
Adjustments to reconcile net loss to net cash
used in operating activities:
        Noncash financing costs                                        -                  -
        Noncash inventory impairment                                   -                  -
        Noncash patent impairment                                      -                  -
        Noncash decrease in accounts payable                           -             (1,308)
        Depreciation and amortization                                  2                 29
        Noncash expenses related to stock-based
             transactions                                              -                115
        Common stock issued for agreement not to
             compete                                                   -                  -
        Series B Preferred Stock issued for consulting
             services                                                  -                  -
        Maturities (purchases) of marketable securities            2,280              3,936
Changes in operating assets and liabilities
(net effects of purchase of businesses in 1988 and 1994):
        Decrease (increase) in receivables                             -                 (9)
        Decrease (increase) in inventory                               -                  -
        Decrease (increase) in prepaid expenses and other
             current assets                                          203                158
        (Decrease) increase in accounts payable and
             accrued expenses                                         98                 43
        (Decrease) increase in deferred revenue                        -             (3,170)
                                                               ---------          ---------
Net cash used in (provided by) operating activities                1,727              3,179

CASH FLOWS FROM INVESTING ACTIVITIES
        Maturities (purchases) of marketable securities                -                  -
        Capital expenditures                                           -                (49)
        Purchase of technology rights and other assets               (15)               (21)
        Decrease in note receivable                                    -                  -
        Proceeds from sale of PP&E                                   225                  -
        Cash acquired in purchase of FTI                               -                  -
        Proceeds from sale of subsidiary, less
             $12,345 for operating losses during
             1990 phase-out period                                     -                  -
        Proceeds from sale of the assets of FTI                        -                  -
        Increase in net assets held for disposal                       -                  -
                                                               ---------          ---------
Net cash provided by (used in) investing activities                  210                (70)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of common stock                         -                  -
        Proceeds from issuance of preferred stock                      -                  -
        Purchase of treasury stock                                     -                  -
        Proceeds from issuance of notes payable                        -                  -
        Principal payments on notes payable                            -                  -
                                                               ---------          ---------
Net cash provided by (used by) financing activities                    -                  -
                                                               ---------          ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               1,937              3,109
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   3,501              2,580
                                                               ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   5,438          $   5,689
                                                               =========          =========


                                                                                                   FROM INCEPTION
                                                                                                  (AUGUST 20, 1987)
                                                               NINE MONTHS ENDED SEPTEMBER 30,         THROUGH
                                                               -------------------------------      SEPTEMBER 30,
                                                                    2003            2002                 2003
                                                               -------------    --------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $  (2,475)         $  (2,521)          (82,203)
Gain on disposal of discontinued operations                             -                  -              (939)
Gain on disposal of assets                                           (102)                 -              (102)
Adjustments to reconcile net loss to net cash
used in operating activities:
        Noncash financing costs                                         -                  -               316
        Noncash inventory impairment                                    -              4,417             4,417
        Noncash patent impairment                                       -              1,031             1,031
        Noncash decrease in accounts payable                            -             (1,308)           (1,308)
        Depreciation and amortization                                  75                137             3,761
        Noncash expenses related to stock-based
             transactions                                              14                121             2,572
        Common stock issued for agreement not to
             compete                                                    -                  -               200
        Series B Preferred Stock issued for consulting
             services                                                   -                  -                18
        Maturities (purchases) of marketable securities            (1,960)             6,832            10,120
Changes in operating assets and liabilities
(net effects of purchase of businesses in 1988 and 1994):
        Decrease (increase) in receivables                              -                 (9)             (199)
        Decrease (increase) in inventory                                -                  -            (4,447)
        Decrease (increase) in prepaid expenses and other
             current assets                                           102                147              (120)
        (Decrease) increase in accounts payable and
             accrued expenses                                         (44)              (201)            1,660
        (Decrease) increase in deferred revenue                         -             (4,228)                -
                                                                ---------          ---------         ---------
Net cash used in (provided by) operating activities                (4,390)             4,418           (65,223)

CASH FLOWS FROM INVESTING ACTIVITIES
        Maturities (purchases) of marketable securities                 -                  -           (28,723)
        Capital expenditures                                            -                (49)           (2,268)
        Purchase of technology rights and other assets                (31)              (232)           (2,237)
        Decrease in note receivable                                 1,000                  -                 -
        Proceeds from sale of PP&E                                    225                  -               225
        Cash acquired in purchase of FTI                                -                  -                 3
        Proceeds from sale of subsidiary, less
             $12,345 for operating losses during
             1990 phase-out period                                      -                  -               138
        Proceeds from sale of the assets of FTI                         -                  -             2,250
        Increase in net assets held for disposal                        -                  -              (213)
                                                                ---------          ---------         ---------
Net cash provided by (used in) investing activities                 1,194               (281)          (30,825)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of common stock                          -                 31            84,224
        Proceeds from issuance of preferred stock                       -                  -            23,688
        Purchase of treasury stock                                    (49)                 -            (7,533)
        Proceeds from issuance of notes payable                         -                  -             2,839
        Principal payments on notes payable                             -                  -            (1,732)
                                                                ---------          ---------         ---------
Net cash provided by (used by) financing activities                   (49)                31           101,486
                                                                ---------          ---------         ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (3,245)             4,168             5,438
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    8,683              1,521                 -
                                                                ---------          ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $   5,438          $   5,689         $   5,438
                                                                =========          =========         =========

   The accompanying notes are an integral part of these consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)

NOTE 1 -- ORGANIZATION AND OPERATIONS

         Zonagen, Inc. ("Zonagen" or the "Company") was organized on August 20, 1987 and is a development stage company. The Company is engaged in the development of pharmaceutical products that address diseases and conditions associated with the human reproductive system. From inception through September 30, 2003, the Company has been primarily engaged in research and development and clinical development.

         On March 27, 2003 the Company terminated its merger agreement with Lavipharm Corp. On April 15, 2003, the Company announced that its Board of Directors engaged CIBC World Markets Corp. ("CIBC") to explore strategic alternatives for the Company.

         On October 17, 2003 Zonagen's Board of Directors approved a modified "Dutch Auction" tender offer to purchase up to 9,836,065 shares, or up to 86% of its common stock, par value $0.001 per share, at a purchase price not greater than $2.10 nor less than $1.83 per Share (the "Purchase Price Range"), net to the seller in cash, without interest thereon, upon the terms and subject to the conditions set forth in the forthcoming offer to purchase and letter of transmittal. The tender offer is conditioned upon at least 30% of the shares of Zonagen's outstanding Common Stock being tendered and certain other conditions as set forth in the forthcoming offer to purchase.

         During the third quarter ended September 30, 2003, the Company continued to focus its research efforts on two Small Business Innovative Research ("SBIR") grants that the Company initially received during 2002 and conducted limited development of the Company's internal research projects primarily through the use of outside consulting groups. The Company is currently performing research under a Phase II $836,441 SBIR grant which is being utilized to develop its SPRM product candidate as an oral treatment for endometriosis, and continued to perform research in the area of breast cancer under a Phase I $108,351 SBIR grant. The funding under the Phase I $108,351 SBIR grant was depleted during the third quarter ending September 30, 2003. The Company had requested an extension of time under the Phase II $836,441 SBIR grant to March 1, 2004 and has been granted an extension to July 31, 2004. As of October 1, 2003, the Company had approximately $273,000 under this grant to apply to the research for its oral treatment for endometriosis.

         Since the Company is operating primarily as a virtual company utilizing outside consultants to perform research and development and limited clinical development activities, the Company held an auction in June 2003 and sold substantially all of its fixed assets for approximate net proceeds of $225,000, which was $102,000 over their book value. In addition, the Company's lease on its 24,000 square foot facility located in The Woodlands, Texas, which had been partially subleased, expired on May 31, 2003. The Company continued to lease this facility on a month-to-month basis under the same terms as the expired lease through July 31, 2003. As of August 1,

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)

2003, the Company reduced the amount of space leased to a 2,539 square foot facility. The amended lease expires on July 31, 2004. The landlord has the right to require the Company to relocate to other premises. If the landlord exercises this right, the Company has the option to continue in such new space for the same rent for the remainder of the lease term or to terminate the lease. The Company anticipates that it will remain in its current leased space.

         As of September 30, 2003, the Company had an accumulated deficit of $82.2 million. Losses have resulted principally from costs incurred in conducting clinical trials for VASOMAX(R), the Company's oral treatment for male erectile dysfunction, and the related female sexual dysfunction products, in research and development activities related to efforts to develop the Company's other products and from the associated administrative costs required to support those efforts. The Company has no plans to further develop VASOMAX(R), or the related female sexual dysfunction products or any of its other phentolamine-based products.

         Zonagen's results of operations may vary significantly from quarter to quarter and year to year. The Company has experienced negative cash flows from operations since inception and has funded its activities to date primarily from equity financings and corporate collaborations. The Company believes that its capital resources under its revised operating plan after the proposed tender offer will be sufficient to fund the Company's operations through at least the end of 2004. There can be no assurance that changes in the Company's revised strategic plans or other events will not result in accelerated or unexpected expenditures.

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

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)

                                         THREE MONTHS ENDED SEPT. 30,       NINE MONTHS ENDED SEPT. 30,
                                         ---------------------------------------------------------------
                                              2003         2002                2003             2002
                                         -----------     ---------          -----------    -------------
Net profit (loss), as reported .......    $    (856)     $   3,385          $  (2,475)       $  (2,521)

Add: Stock-based employee
compensation expense included in
reported net income, net of related
tax effects                                       -            115                 14              121
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax
effects                                        (161)          (538)              (523)          (1,622)
                                          ---------      ---------          ---------        ---------
  Pro forma net profit (loss) ........    $  (1,017)     $   2,962          $  (2,984)       $  (4,022)
                                          =========      =========          =========        =========

Profit (loss) per share -
  Basic - as reported ................    $   (0.07)     $    0.30          $   (0.22)       $   (0.22)
  Basic - pro forma                           (0.09)          0.26              (0.26)           (0.35)
  Diluted - as reported                       (0.07)          0.30              (0.22)           (0.22)
  Diluted - pro forma ................        (0.09)          0.26              (0.26)           (0.35)

         Under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. No option grants were issued in the three-month periods ended September 30, 2003 and 2002. The following weighted average assumptions were used for grants in the nine-month periods ended September 30, 2003 and 2002, respectively: risk-free interest rates of 3.8% and 5.3%; no expected dividends; expected lives of 9.7 and 5.3 years; expected volatility of 90% and 88%. The weighted average fair value of options granted at market for the nine-month periods ended September 30, 2003 and 2002 was $1.06 and $3.04, respectively.

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

NOTE 3 -- MARKETABLE SECURITIES

         Management determines the appropriate classification of investments in debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. Securities which the Company has the ability and intent to hold to maturity are classified as "held to maturity". Securities classified as "trading securities" are recorded at fair

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (Unaudited)

value. Gains and losses on trading securities, realized and unrealized, are included in earnings and are calculated using the specific identification method. Any other securities are classified as "available for sale." At September 30, 2003 all securities were classified as trading securities. The cost basis including purchased premium, which approximates fair value, for these securities was $18.4 million and $16.5 million at September 30, 2003 and December 31, 2002, respectively.

         Short-term marketable securities have a remaining maturity of less than twelve months and long-term marketable securities have a remaining maturity of greater than twelve months. Marketable securities as of September 30, 2003 consist of only short-term investments totaling $18.4 million. The Company's investments typically include corporate bonds and notes, Euro-dollar bonds, taxable auction securities and asset-backed securities. The Company's policy is to require minimum credit ratings of A2/A and A1/P1 with maturities of up to three years. The average life of the investment portfolio may not exceed 24 months.

NOTE 4 -- PATENTS

         As of September 30, 2003, the Company had approximately $533,000 in capitalized patents reflected on its balance sheet. Of this amount $239,000 relates to patents for Zonagen's SPRMs, which are being developed as an oral treatment for endometriosis through an SBIR grant; $181,000 relates to vaccine adjuvant technologies; $63,000 relates to prostate cancer vaccine technologies; and $50,000 relates to various other technologies. If Zonagen cannot out-license the technologies that the Company is no longer developing to another entity, then part or all of the capitalized patents value could be impaired.

NOTE 5 -- EARNINGS (LOSS) PER SHARE

         Basic EPS is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as fully diluted EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method of potentially dilutive outstanding options. Common stock equivalents of 1,286,664 and 1,572,463 for the periods ended September 30, 2003 and 2002, respectively, were excluded from the calculation of diluted EPS since they were antidilutive.

                  The following table presents information necessary to calculate earnings per share for the three-month and nine-month periods ended September 30, 2003 and 2002 (in thousands, except per share amounts):

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)

                                             THREE MONTHS ENDED SEPT. 30,         NINE MONTHS ENDED SEPT. 30,
                                            -----------------------------        ---------------------------
                                                2003              2002               2003              2002
Net Profit (Loss)                           $   (856)          $  3,385          $ (2,475)          $ (2,521)
Average common shares outstanding             11,480             11,402            11,489             11,382
Basic earnings per share                    $  (0.07)          $   0.30          $  (0.22)          $  (0.22)

Average common and dilutive
potential common shares outstanding:
Average common shares outstanding             11,480             11,402            11,489             11,382
Assumed exercise of stock options                 --                 --                --                 --
Diluted earnings per share                  $  (0.07)          $   0.30          $  (0.22)          $  (0.22)

NOTE 6 -- STOCKHOLDERS' EQUITY

         On October 17, 2003 Zonagen's Board of Directors approved a "Dutch Auction" tender offer to purchase up to 9,836,065 shares of its outstanding common stock at a purchase price per share no greater than $2.10 nor less than $1.83. The Board approved the proposed tender offer as a means of distributing up to $18 million to stockholders who choose to participate in the proposed offer.

         Previously on April 2, 2003, the Company announced that its Board of Directors had authorized the Company to repurchase up to $2.5 million of the Company's common stock from time to time through privately negotiated third party transactions or in the open market. Under this plan during the second quarter ended June 30, 2003 the Company repurchased 34,100 shares of its common stock for $49,137. The Company did not repurchase any common stock during the third quarter ended September 30, 2003 and at this time does not intend to repurchase any additional common stock other than under the proposed tender offer.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

         Certain purported class action complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder were filed against the Company and certain of its officers and directors in 1998. These complaints were filed in the United States District Court for the Southern District of Texas in Houston, Texas and were consolidated on May 29, 1998. The plaintiffs purported to bring the suit on behalf of all purchasers of Zonagen common stock between February 7, 1996 and January 9, 1998. The plaintiffs asserted that the defendants made materially false and misleading statements and failed

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)

to disclose material facts about the patents and patent applications of the Company relating to VASOMAX(R) and Chito-ZN (formerly named ImmuMax(TM)) and about the Company's clinical trials of VASOMAX(R). The plaintiffs sought to have the action declared to be a class action, and to have recessionary or compensatory damages in an unstated amount, along with interest and attorney's fees. On March 30, 1999, the Court granted the defendants' motion to dismiss and dismissed the case with prejudice. The plaintiffs filed an appeal. On September 25, 2001, the United States Fifth Circuit Court of Appeals affirmed the dismissal of all claims except one; the court reversed the trial court's dismissal of a claim concerning the Company's disclosure about a patent relating to VASOMAX(R). On June 13, 2003, the court granted the defendants' motion for summary judgment as to that last remaining claim, and entered a judgment dismissing the case with prejudice. The plaintiffs have filed an appeal. The Company's management and the individual defendants believe that these actions are without merit and intend to defend against them vigorously. No estimate of loss or range of estimate loss, if any, can be made at this time.

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

         OVERVIEW

         Zonagen, Inc. ("Zonagen" or the "Company") was organized on August 20, 1987 and is a development stage company. The Company is engaged in the development of pharmaceutical products that address diseases and conditions associated with the human reproductive system. From inception through September 30, 2003, the Company has been primarily engaged in research and development and clinical development.

         On March 27, 2003 the Company terminated its merger agreement with Lavipharm Corp. On April 15, 2003, the Company announced that its Board of Directors engaged CIBC World Markets Corp. ("CIBC") to explore strategic alternatives for the Company.

         On October 17, 2003 Zonagen's Board of Directors approved a modified "Dutch Auction" tender offer to purchase up to 9,836,065 shares, or up to 86% of its common stock, par value $0.001 per share, at a purchase price not greater than $2.10 nor less than $1.83 per Share (the "Purchase Price Range"), net to the seller in cash, without interest thereon, upon the terms and subject to the conditions set forth in the forthcoming offer to purchase and letter of transmittal. Zonagen will select the lowest purchase price out of all of the prices at which shares are tendered in the tender offer within the Purchase Price Range (the "Purchase Price") that will allow Zonagen to buy the lesser of
(1) all shares properly tendered and not properly withdrawn or (2) a number of shares tendered at or below Zonagen's selected price with an aggregate purchase price of $18 million. All shares acquired in the tender offer will be acquired at the same Purchase Price. If more shares are properly tendered and not properly withdrawn at or below the Purchase Price than Zonagen can purchase for an aggregate Purchase Price of $18 million, Zonagen will first purchase all of the shares held by stockholders holding less than one hundred shares and will then purchase the remaining shares on a pro rata basis.

         The tender offer is conditioned upon at least 30% of the shares of Zonagen's outstanding Common Stock being tendered. The tender offer is also subject to certain other conditions as set forth in the forthcoming offer to purchase. Only shares properly tendered at or below the Purchase Price selected by Zonagen out of the prices tendered by the stockholders in the tender offer and not properly withdrawn will be purchased, upon the terms and subject to the conditions of the tender offer. However, because of the priority to stockholders holding less than one hundred shares described above, proration and conditional tender provisions described in the forthcoming offer to purchase, all of the shares tendered at or below the Purchase Price may not be purchased. Shares not purchased in the tender offer will be returned promptly following the expiration of the tender offer.

         Zonagen has 11,479,648 shares of common stock outstanding. Neither Zonagen nor its Board of Directors make any recommendation as to whether stockholders should tender their shares. Stockholders must make their own decision as to whether to tender their shares and, if so, how many shares to tender and at what price. Zonagen urges all stockholders to read the forthcoming offer to purchase and the related documents filed with such offer to purchase when it is available because it will contain important information.

         Following the proposed tender offer, the Company intends to change its name to reflect its new focus. The Company will first focus its internal development programs toward its lead program which relates to four product opportunities in the female health arena. All of the products are based on the Selective Progesterone Receptor Modulators (SPRMs) that were previously licensed from the National Institutes of Health ("NIH") in 1999. These novel compounds represent a family of new proprietary molecules for which a patent application has been made. They are orally active and initial animal studies have shown their utility in the treatment of uterine fibroids, endometriosis and breast cancer. Zonagen will first focus its clinical product development toward a therapy to treat uterine fibroids. The Company anticipates performing a small non-U.S. Phase II human clinical trial for this indication as early as 2004. Collectively, the Company has named these drugs Progenta(TM). Management believes that besides the above listed indications, progestin free hormone replacement therapy represents another product opportunity for these compounds.

         In addition, the Company will attempt to extract some value from its other technology opportunities as a means of offsetting some of its future costs.

         To date, between governmental grants and Zonagen's own expenditures, over $1 million has been spent on Progenta(TM). These expenditures do not include the significant discovery costs absorbed by the NIH while it conducted the basic research regarding Progenta(TM).

         The Company has four full-time employees and management does not anticipate an increase in full-time personnel in the near future, including after completion of the proposed tender offer. Management believes that its current personnel can manage outside consulting firms and continue to advance its internal product development.

         During the third quarter ended September 30, 2003, the Company continued to focus its research efforts on two Small Business Innovative Research ("SBIR") grants that the Company initially received during 2002 and conducted limited development of the Company's internal research projects primarily through the use of outside consulting groups. The Company is currently performing research under a Phase II $836,441 SBIR grant which is being utilized to develop its SPRM product candidate as an oral treatment for endometriosis, and continued to perform research in the area of breast cancer under a Phase I $108,351 SBIR grant. The funding under the Phase I $108,351 SBIR grant was depleted during the third quarter ending September 30, 2003. The Company had requested an extension of time under the Phase II $836,441 SBIR grant to March 1, 2004 and has been granted an extension to July 31, 2004. As of October 1, 2003, the Company had approximately $273,000 under this grant to apply to the research for its oral treatment for endometriosis.

         Since the Company is operating primarily as a virtual company utilizing outside consultants to perform research and development and limited clinical development activities, the Company held an auction in June 2003 and sold substantially all of its fixed assets for approximate net proceeds of $225,000, which was $102,000 over their book value. In addition, the Company's lease on its 24,000 square foot facility located in The Woodlands, Texas, which had been partially subleased, expired on May 31, 2003. The Company continued to lease this facility on a month-to-month basis under the same terms as the expired lease through July 31, 2003. As of August 1, 2003, the Company reduced the amount of space leased to a 2,539 square foot facility. The amended lease expires on July 31, 2004. The landlord has the right to require the Company to relocate to other premises. If the landlord exercises this right, the Company has the option to continue in such new space for the same rent for the remainder of the lease term or to terminate the lease. The Company anticipates that it will remain in its current leased space.

         As of September 30, 2003, the Company had an accumulated deficit of $82.2 million. Losses have resulted principally from costs incurred in conducting clinical trials for VASOMAX(R), the Company's oral treatment for male erectile dysfunction, and the related female sexual dysfunction products, in research and development activities related to efforts to develop the Company's other products and from the associated administrative costs required to support those efforts. The Company has no plans to further develop VASOMAX(R), or the related female sexual dysfunction products or any of its other phentolamine-based products.

         Zonagen's results of operations may vary significantly from quarter to quarter and year to year. The Company has experienced negative cash flows from operations since inception and has funded its activities to date primarily from equity financings and corporate collaborations. The Company believes that its capital resources under its revised operating plan after the proposed tender offer will be sufficient to fund the Company's operations through at least the end of 2004. There can be no assurance that changes in the Company's revised strategic plans or other events will not result in accelerated or unexpected expenditures. See "Item 1. Description of Business -- Business Risks -- Uncertainties Related to Early Stage of Development," " -- Business Risks -- History of Operating Losses; Accumulated Deficit" and "Note 1. Organization and Operations" of Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002.

         CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

         The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Company's financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in the Company's financial statements requiring significant estimates and judgments are as follows:

    - Management determines the appropriate short and long-term classification of investments in debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. Securities for which the Company has the ability and intent to hold to maturity are recorded at amortized cost in the Company's consolidated balance sheets, which approximates fair value. Securities classified as "trading securities" are recorded at fair value. Gains and losses on trading securities, realized and unrealized, are included in earnings and are calculated using the specific identification method. The Company holds no securities classified as "available for sale." Short-term marketable securities have a remaining maturity of less than twelve months and long-term marketable securities have a remaining maturity of greater than twelve months. Marketable securities as of September 30, 2003 were all classified as trading securities and consist of only short term investments totaling $18.4 million.

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

    - Research and development ("R&D") costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform research on behalf of the Company. Expenses include salaries and related employee costs, insurance coverage for clinical trials and prior product sales, contracted research and consulting fees, facility costs and direct costs associated with specific projects. The Company expenses R&D costs in the period they are incurred.

         RESULTS OF OPERATIONS

         Three Month and Nine Month Periods Ended September 30, 2003 and 2002

         Total revenues for the three month period ended September 30, 2003 decreased to $189,000 as compared with $3.5 million for the same period in the prior year and were approximately $815,000 for the nine-month period ended September 30, 2003 as compared to $5.0 million for the same period in the prior year.

         Licensing fees for the three-month period ended September 30, 2003 were zero as compared to $3.2 million for the same period in the prior year and were zero for the nine-month period ended September 30, 2003 as compared to $4.2 million for the same period in the prior year. All licensing fees for the nine-month period ended September 30, 2002 were from agreements that were mutually terminated in July 2002 between Zonagen and Schering-Plough Corporation relating to Zonagen's phentolamine-based products which included VASOMAX(R). Due to the Company's January 1, 2000 adoption of U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which requires up-front, non-refundable license fees to be deferred and recognized over the performance period and the July 2002 mutual termination of the agreements, the Company recognized the remaining $3.2 million from those agreements in licensing fees in the three-month period ended September 30, 2002. The Company received the proceeds from these revenues in prior periods. The Company does not expect to receive any revenues relating to VASOMAX(R) in the near future.

         Research and development grants for the three-month period ended September 30, 2003 were $122,000 as compared to $213,000 for the same period in the prior year and were $459,000 for the nine-month period ended September 30, 2003 as compared to $213,000 for the same period in the prior year. All grant revenue relates to three SBIR grants that were awarded to the Company in the third quarter ended September 30, 2002. The Company performed a portion of that paid research during the nine-month period ended September 30, 2003 and the three-month period ended September 30, 2002. Interest income decreased 56% to $67,000 for the three-month period ended September 30, 2003, as compared to $153,000 for the same period in the prior year and decreased 55% to $254,000 for the nine-month period ended September 30, 2003 as compared to $568,000 for the same period in the prior year. This decrease is due to a reduction in interest rate yields and lower cash balances, offset by interest income on a prior $1.0 million loan receivable from Lavipharm Corp., which was repaid in April 2003.

         The Company sold substantially all of its fixed assets, which management felt were not required to redeploy the Company's overall assets, for approximate net proceeds of $225,000 and recognized a gain of $102,000 over their book value. These proceeds were collected in July 2003.

         Research and Development Expenses. Research and development ("R&D") expenses include contracted research, regulatory affairs activities and general research and development expenses. R&D expenses increased 167% to $439,000 for the three-month period ended September 30, 2003 as compared to ($651,000) for the same period in the prior year and decreased 73% to $1.6 million for the nine-month period ended September 30, 2003 as compared to $5.9 million for the same period in the prior year. Included in the three-month period ended September 30, 2002 is a reduction in R&D expenses of a liability that was due to Schering-Plough of $1.3 million relating to a prior joint clinical development program for VASOMAX(R) which was forgiven due to the mutual termination of the Schering-Plough agreements in July 2002. In addition to the funded SBIR research performed during the three-month period ended September 30, 2003, the Company also continued to conduct a human Phase I/II clinical study relating to its Androxal(TM) project at the cost of approximately $154,000. Included in the nine-month period ended September 30, 2002 is the write-off of both the Company's bulk phentolamine inventory previously valued at $4.4 million and its VASOMAX(R) patent estate previously valued at approximately $1.0 million. These assets were written-off due to the mutual termination of the Schering-Plough agreements in July 2002 and the future uncertainty surrounding the VASOMAX(R) product. In addition, R&D expenses in the nine-month period ended September 30, 2002 were reduced by $188,000 due to a reimbursement of prior clinical expenses for VASOMAX(R) that was received from a clinical research organization after a reconciliation was completed comparing actual expenses to payments made by the Company.

         General and Administrative Expenses. General and administrative ("G&A") expenses decreased 24% to $606,000 for the three-month period ended September 30, 2003, as compared to $802,000 for the same period in the prior year and remained constant at $1.7 million for both nine-month periods ended September 30, 2003 and 2002. The decrease in expenses for the three-month period ended September 30, 2003 is primarily due to the decrease in costs associated with potential strategic alternatives, a decrease in non-cash compensation expense and a decrease in professional services partially offset by an increase in insurance rates.

LIQUIDITY AND CAPITAL RESOURCES

         Since Inception, the Company has financed its operations primarily with proceeds from private placements and public offerings of equity securities and with funds received under collaborative agreements. The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. The Company had cash, cash equivalents and marketable securities of approximately $23.9 million at September 30, 2003, as compared to $25.1 million at December 31, 2002.

         Excluding maturities and purchases of marketable securities of $2.3 million and $3.9 million in the three-month period ended September 30, 2003 and 2002, respectively, net cash of approximately $553,000, inclusive of $119,000 received from SBIR accounts receivable, was used in operating activities during the three-month period ended September 30, 2003 as compared to $757,000 for the same period in the prior year. The decreased use of cash for the three-month period ended September 30, 2003 as compared to the same period in the prior year is primarily due to a decrease in research and development activities which includes a staff reduction in the first quarter of 2003, reduced expenses related to the Company's phentolamine-based products as well as a decrease in costs associated with potential strategic alternatives offset by a reduction in both SBIR grant funding and lower interest yields on the Company's investment portfolio.

         Excluding maturities and purchases of marketable securities of ($2.0) million and $6.8 million in the nine-month period ended September 30, 2003 and 2002, respectively, net cash of approximately $2.4 million was used in operating activities during both nine-month periods ended September 30, 2003 and 2002. Although cash usage remained constant for both periods, the Company had a decrease in research and development activities which includes a staff reduction in the first quarter of 2003, reduced expenses relating to the Company's internal development programs offset by an increase in costs associated with potential strategic alternatives, higher insurance costs and the net reduction in an increase in SBIR grant funding offset by lower interest yields on the Company's investment portfolio in the nine month period ended September 30, 2003 as compared to the nine month period ended September 30, 2002.

         The Company has experienced negative cash flows from operations since inception and has funded its activities to date primarily from equity financings and corporate collaborations. The Company believes that its capital resources under its revised operating plan after the proposed tender offer will be sufficient to fund the Company's operations through at least the end of 2004. There can be no assurance that changes in our current strategic plans or other events will not result in accelerated or unexpected expenditures.

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

         In connection with the evaluation described above, the Company identified no change in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Certain purported class action complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder were filed against the Company and certain of its officers and directors in 1998. These complaints were filed in the United States District Court for the Southern District of Texas in Houston, Texas and were consolidated on May 29, 1998. The plaintiffs purported to bring the suit on behalf of all purchasers of Zonagen common stock between February 7, 1996 and January 9, 1998. The plaintiffs asserted that the defendants made materially false and misleading statements and failed to disclose material facts about the patents and patent applications of the Company relating to VASOMAX(R) and Chito-ZN (formerly named ImmuMax(TM)) and about the Company's clinical trials of VASOMAX(R). The plaintiffs sought to have the action declared to be a class action, and to have recessionary or compensatory damages in an unstated amount, along with interest and attorney's fees. On March 30, 1999, the Court granted the defendants' motion to dismiss and dismissed the case with prejudice. The plaintiffs filed an appeal. On September 25, 2001, the United States Fifth Circuit Court of Appeals affirmed the dismissal of all claims except one; the court reversed the trial court's dismissal of a claim concerning the Company's disclosure about a patent relating to VASOMAX(R). On June 13, 2003, the court granted the defendants' motion for summary judgment as to that last remaining claim, and entered a judgment dismissing the case with prejudice. The plaintiffs have filed an appeal. The Company's management and the individual defendants believe that these actions are without merit and intend to defend against them vigorously. No estimate of loss or range of estimate loss, if any, can be made at this time.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits

                           10.1* PHS Patent License Agreement dated April 16, 1999 between the Company and certain agencies of the United States Public Health Service within the Department of Health and Human Services, with amendments

                           31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

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

                           * Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act. Such omitted portions have been filed separately with the Commission.

                  b.       Reports on Form 8-K

                           The Company filed a current report on Form 8-K on
August 14, 2003 reporting an event under Item 12.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ZONAGEN, INC.

Date: November 12, 2003
                                By: /s/ Joseph S. Podolski
                                    --------------------------------------------
                                    Joseph S. Podolski
                                    President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Date: November 12, 2003
                                By: /s/ Louis Ploth, Jr.
                                    --------------------------------------------
                                    Louis Ploth, Jr.
                                    Vice President Business Development and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

                           10.1* PHS Patent License Agreement dated April 16, 1999 between the Company and certain agencies of the United States Public Health Service within the Department of Health and Human Services, with amendments

                           31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

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

                           * Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act. Such omitted portions have been filed separately with the Commission.