Form 10-K
period 2003-12-31
ZONAGEN INC
filed 2004-03-30
CIK 897075

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE TRANSITION PERIOD FROM ______________ TO


                           COMMISSION FILE NO. 0-21198

                                 ---------------

                                  ZONAGEN, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                          76-0233274
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                          Identification No.)


                     2408 TIMBERLOCH PLACE, SUITE B-10 77380
                         THE WOODLANDS, TEXAS (Zip Code)
                    (Address of principal executive offices)

                                 (281) 719-3400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 ---------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH
          TITLE OF EACH CLASS                      EXCHANGE ON WHICH REGISTERED
    -----------------------------                  ----------------------------
    Common Stock, $.001 par value                      Pacific Exchange, Inc.
Rights to purchase Series One Junior                   Pacific Exchange, Inc.
    Participating Preferred Stock


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                           NAME OF EACH
         TITLE OF EACH CLASS                       EXCHANGE ON WHICH REGISTERED
    -----------------------------                  ----------------------------
    Common Stock, $.001 par value                     Nasdaq National Market
Rights to purchase Series One Junior                  Nasdaq National Market
    Participating Preferred Stock


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [ ]   No [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $17,000,000 as of June 30, 2003, the last business day of the registrants most recently completed second fiscal quarter, based on the closing sales price of the registrant's common stock on the Nasdaq National Market on such date of $1.64 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the shares of the registrant's common stock are assumed to be affiliates. As of March 15, 2004, there were 4,992,051 shares of the registrant's common stock outstanding.

===============================================================================

                                  ZONAGEN, INC.
                          2003 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


                                                                                                                       PAGE
                                                            PART I

Item 1.    Business...............................................................................................       2
Item 2.    Properties.............................................................................................      18
Item 3.    Legal Proceedings......................................................................................      19
Item 4.    Submission of Matters to a Vote of Security Holders....................................................      19

                                                           PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters..............................      20
Item 6.    Selected Consolidated Financial Data...................................................................      21
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..................      22
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.............................................      27
Item 8.    Financial Statements and Supplementary Data............................................................      27
Item 9.    Changes in and disagreements with Accountants on Accounting and Financial Disclosure...................      27
Item 9A.   Controls and Procedures................................................................................      27

                                                           PART III

Item 10.   Directors and Executive Officers of the Registrant.....................................................      28
Item 11.   Executive Compensation.................................................................................      29
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.........      37
Item 13.   Certain Relationships and Related Transactions.........................................................      37
Item 14.   Principal Accountant Fees and Services.................................................................      38

                                                           PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................................      39

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

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    Zonagen, Inc. (the "Company", Zonagen, or "we", "us" or "our") was organized on August 20, 1987 and is a development stage company. The Company is engaged in the development of pharmaceutical products that address diseases and conditions associated with the treatment of hormonal and reproductive system disorders. Our two lead product candidates are Progenta(TM), a compound licensed to us from the National Institutes of Health ("NIH") and currently being evaluated in several female health indications, and Androxal(TM) for the testosterone deficiency market. From our inception through December 31, 2003, we have been primarily engaged in research and development and clinical development.

    Prior to 2004, we focused our resources on the development of VASOMAX(R), and related phentolamine-based products for the treatment of male erectile dysfunction. Beginning in 1999, the US Food and Drug Administration ("FDA") placed our phentolamine-based products on clinical hold, which was subsequently lifted to a partial clinical hold the following year. As a result of the setbacks associated with this FDA hold, as well as other setbacks with the European regulatory agency in connection with phentolamine, we undertook two separate efforts in 2000 and 2002 to aggressively locate strategic alternatives, including the use of two investment banks to assist in this search. All of these efforts culminated in a definitive merger agreement being signed in October 2002 with a potential strategic partner, which was subsequently terminated in March 2003 for regulatory and other reasons. During the remainder of 2003, the Board continued to review all of the options available to us.

    As a result of the numerous Board discussions during 2003, our Board of Directors approved, on October 17, 2003, a modified Dutch auction self tender offer to purchase up to 9,836,065 shares, or up to 86%, of our common stock at a purchase price not greater than $2.10 nor less than $1.83 per share, which amount was subsequently amended to 8,571,428 shares of our common stock (the "Tender Offer"). It was intended that we would continue to develop our earlier stage technologies with a focus on Progenta(TM) and Androxal(TM) with funds remaining from the Tender Offer, which at that time was anticipated to be no less than $4 million.

    On January 13, 2004, the Company announced the final results of its Tender Offer, which expired on January 7, 2004. Zonagen accepted for purchase 6,548,485 shares (57% of our outstanding common stock) at a purchase price of $2.10 per share in accordance with the terms of the Tender Offer which included 60,888 shares issuable upon exercise of options tendered by directors for a total aggregate purchase amount of approximately $13.7 million, exclusive of costs associated with the offer. As of December 31, 2003 the Company had $22.9 million in cash, cash equivalents and marketable securities and would have had $8.7 million, inclusive of an accrual for payment of accounts payable and accrued liabilities of $541,000 had the Tender Offer been completed by year end 2003. Four of the five members of Zonagen's Board of Directors tendered all of their shares and in-the-money options (except in-the-money options exercisable for 5,000 shares held by one director) in the Tender Offer. Joseph S. Podolski, Zonagen's President and CEO did not tender any of his shares or options. These four Board members did not stand for re-election at Zonagen's 2003 Annual Meeting of Shareholders which was concluded on January 14, 2004. During that meeting four new Board members were elected.

    Nasdaq has established rules and policies with respect to the continued listing of securities on Nasdaq. The Nasdaq National Market has a requirement that a listed company have at least $10 million in stockholders' equity in order to remain listed on the National Market. Due to the January 2004 Tender Offer, the Company has fallen below that requirement. In the event that Nasdaq notifies us that we are no longer in compliance with certain of its listing requirements, we believe, but cannot assure, that Nasdaq may permit us to move to the Nasdaq SmallCap Market without requiring that we meet the SmallCap Market initial listing requirements. In such event, we intend to move to the SmallCap Market if Nasdaq permits.

    The Company has experienced negative cash flows from operations since inception and has funded its activities to date primarily from equity financings and corporate collaborations. The Company will continue to require substantial funds for research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if appropriate, if the FDA or other regulatory approvals are obtained. The Company believes that its existing capital resources under its current operating plan will be sufficient to fund the Company's operations through the end of June 2005. There can be no assurance that changes in our current strategic plans or other events will not result in accelerated or unexpected expenditures.

    Zonagen's results of operations may vary significantly from year to year and quarter to quarter, and depend, among other factors, on the Company's ability to be successful in our clinical trials, the regulatory approval process in the United States and other foreign jurisdictions and the ability to complete new licenses and product development agreements. The timing of our revenues may not match the timing of our associated product development expenses. To date, research and development expenses have generally exceeded revenue in any particular period and/or fiscal year.

    As of December 31, 2003, the Company had an accumulated deficit of $83.1 million. Losses have resulted principally from costs incurred in conducting clinical trials for VASOMAX(R) and the related female sexual dysfunction product, in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts. Due to various tax regulations including change in control provisions in the tax code, the value of this tax asset to the Company can be substantially diminished. For additional information relating to the Company's net operating loss carryforward see "Note 6. Federal Income Taxes" of the Notes to Consolidated Financial Statements.

    The Company's corporate headquarters are located at 2408 Timberloch Place, Suite B-10, The Woodlands, Texas 77380. Its phone number is 281-719-3400 and its web site is accessed at www.zonagen.com. The Company makes available, free of charge, on its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with the SEC. Zonagen has also adopted a Code of Ethics for its Senior Financial Officers, a copy of which is available on its web site.

BUSINESS STRATEGY

    Our business strategy is to concentrate our resources on the clinical development of Progenta(TM), our early stage product, to complete our current clinical trial of Androxal(TM), another early stage product, and to sell or outlicense our phentolamine-based products and our other technologies. Challenge studies for Progenta(TM) will be conducted to gauge product potential against the current pharmaceutical gold standards of care. We intend to continue to operate in a near virtual manner with as few employees as possible to keep costs down but with a sufficient number of employees we feel is necessary to advance our technology. Initially, we will focus our efforts on Progenta(TM) for the treatment of uterine fibroids. We do not currently plan to build manufacturing or sales and marketing capabilities but will seek to create value by developing our technology and realizing such value, if successful, by securing licensing fees, milestone payments and royalties through corporate collaborations.

RESEARCH AND DEVELOPMENT

    The Company has limited resources and utilizes consultants and outside entities to perform clinical development and limited research activities. During 2003 the Company continued its research efforts on three Small Business Innovative Research ("SBIR") grants that the Company received during 2002 and continued limited development of its internal research projects. Under a Phase II $836,441 SBIR grant the Company continued to develop Progenta(TM) which is a Selected Progesterone Receptor Modulator ("SPRM") as an oral treatment for endometriosis. This compound was licensed by Zonagen in 1999 from the NIH and funding under the Phase II $836,441 SBIR grant is anticipated to be depleted in mid year 2004. In addition, the Company performed research in the area of breast cancer under a Phase I $108,351 SBIR grant which was depleted in third quarter of 2003 and research regarding the Company's adjuvant under a third Phase I $98,625 SBIR grant which was depleted early in the first quarter of 2003.

    The Company's primary R&D expenses for 2004 will be for the clinical development of Progenta(TM) for the treatment of uterine fibroids. The Company also expects to complete any outstanding research relating to its existing SBIR Phase II grant for the development of Progenta(TM) for endometriosis which is expected to be depleted by mid year 2004 and to complete an ongoing study with Androxal for andropause. The Company will continue to try to obtain additional SBIR grant funding when available to help offset the development costs of its internal technologies.

PRODUCT CANDIDATES

    Our focus is on innovative drugs for the treatment of hormonal and reproductive system disorders. Our initial efforts will be based on the anti-hormone small molecule programs, which includes four different drug indications focused in female health and one program, Androxal(TM), for the male hormonal deficiency markets. Our lead product development program is Progenta(TM) as a treatment for uterine fibroids.

    1.   Progenta(TM)

    There are four product opportunities in the female health arena, which we collectively call Progenta(TM). All of the products are based on the SPRMs that were licensed from the NIH in 1999. These novel compounds represent a family of new proprietary molecules for which a patent application has been made. They are orally active and initial animal studies have indicated they may have utility in the treatment of the following indications:

        o        uterine fibroids,

        o        endometriosis, and

        o        breast cancer.

    In addition, Progenta(TM) may also show utility in hormone replacement therapy although no data has been developed in this field by us.

    Phase I/II human clinical testing in a small population of patients, targeted at the uterine fibroid market, is scheduled to begin outside of the U.S. in mid-year 2004 and the dosing portion of that study is anticipated to be completed by the end of 2004. We anticipate some data from the human trial to be available by the end of 2004, although we cannot assure that such data will be available at such time. Progenta(TM) is a new chemical entity that has never been produced in large scale. As in the development of any new compound there are underlying risks associated with the manufacture of the substance. These risks include, but are not limited to, cost, process scale-up, process reproducibility, construction of a suitable process plant, timely availability of raw materials, as well as regulatory issues associated with the manufacture of an active pharmaceutical agent. Any of these risks may prevent the Company from successfully developing the drug. Furthermore, the Company is reliant on third parties for essentially all of the effort necessary to commercialize the active ingredient.

    2.   Androxal(TM)

    Our second product candidate in our portfolio is called Androxal(TM). Androxal(TM) is in the emergent field for the treatment of a male condition called andropause. Andropause is associated with aging and the subsequent decline of the male hormone testosterone. Androxal(TM) is an orally active agent developed through our internal research efforts. An investigational new drug application ("IND") for a 60 patient, Phase I/II, efficacy and safety challenge study in the United States is currently underway. A patent application is on file for Androxal(TM); however, there can be no assurance that such patent application will be issued in the near future or at any time due to an existing patent. See "Risk Factors--We face substantial uncertainty in our ability to protect our patents and proprietary technology."

    For a discussion of the risks related to the development of Progenta(TM) and Androxal(TM), please see "Risk Factors-- We will require substantial additional capital to bring Progenta(TM), Androxal(TM) and our other products to market and we cannot assure that additional funding will be available on acceptable terms or at all"; "Risk Factors -- We face substantial uncertainties related to the development of Progenta(TM) and Androxal(TM) given their early stage of development, Progenta(TM) manufacturing complexities and Androxal(TM) patent issues"; and "Risk Factors -- We licensed our rights to the Progenta(TM) products from the NIH pursuant to a license agreement and may not be able to fulfill our commitments and obligations under such agreement, thereby risking forfeiture of our rights".

TARGET MARKETS AND PRODUCTS

PROGENTA(TM)

    Management believes that current therapies for uterine fibroids, endometriosis, breast cancer and hormone replacement therapy are less than ideal and leave room for improved drugs with different modes of action. Progenta(TM) possesses strong potential in blocking the activity of progesterone while being effectively devoid of the adrenal hormone blocking activity, or antiglucocorticoid activity, of other drugs in this class. Glucocorticoids are hormones produced in the adrenal glands of both men and women and are important in a variety of metabolic and stress-related activities in humans. Chronic administration of drugs with antiglucocorticoid activity can lead to a condition known as adrenal insufficiency by blocking the activity of hormones produced by the adrenals. The deficiencies of these hormones can lead to a wide variety of symptoms. By selectively blocking the proliferative activity of progesterone, an important female hormone, management believes Progenta(TM) could play an important role in controlling reproductive organ based proliferative diseases in women.

    Progenta(TM) may have commercial utility in these disease indications:

    1.   Uterine fibroids

    Uterine fibroids, scientifically known as uterine leiomyomas, are non-cancerous tumors arising from the myometrium (smooth muscle layer) of the uterus. Other names for these tumors include fibromyomas, fibromas, myofibromas, and myomas. Leiomyomas are the most common solid pelvic tumor in women, causing symptoms in approximately 25% of reproductive age women. However, with careful pathologic inspection of the uterus, the overall prevalence of leiomyomas increases to over 70%, because leiomyomas can be present but not symptomatic in many women. The average affected uterus has six to seven fibroids.

    Leiomyomas are usually detected in women in their 30's and 40's and will shrink after menopause in the absence of post-menopausal estrogen replacement therapy. They are two to five times more prevalent in women of African American descent than Caucasian women. Risk for developing leiomyomas is also higher in women who are heavy for their height and is lower in women who are smokers and in women who have given birth. Although the high estrogen levels in oral contraceptive pills has led some clinicians to advise women with leiomyomas to avoid using them, there is good epidemiologic evidence to suggest that oral contraceptive use decreases the risk of leiomyomas.

    Research indicates that between 20% and 50% of women have fibroid-related symptoms. The two most common symptoms of fibroids are abnormal uterine bleeding and pelvic pressure. The most common bleeding abnormality is menorrhagia (prolonged and/or profuse uterine bleeding, also called hypermenorrhea). Normal menstrual periods typically last four to five days, whereas women with fibroids often have periods lasting longer than seven days. Women with fibroids also can have such heavy bleeding that they need to change sanitary protection frequently (perhaps every hour) or hesitate to participate in their normal activities for fear of socially embarrassing bleeding.

    Pelvic pressure results from an increase in size of the uterus or from a particular fibroid. Most women with leiomyomas have an enlarged uterus; in fact, doctors describe the size of a uterus with fibroids as they would a pregnant uterus, for example, as a 12 week-size fibroid uterus. It is not unusual for a uterus with leiomyomas to reach the size of a four to five month pregnancy. In addition to vague feelings of pressure because a fibroid uterus is usually irregularly shaped (having many lumps and bumps), women can experience pressure on specific adjacent pelvic structures including the bowel and/or bladder. Pressure on these structures can result in difficulty with bowel movements and constipation or urinary frequency and incontinence. Rarely, fibroids can press on the ureters (which carry urine from the kidneys to the bladder) which can lead to kidney dysfunction.

    Leiomyomas are also associated with fetal malpresentations and complications of labor. Although few studies exist regarding fibroid-related reproductive dysfunction, the prevailing clinical perspective is that these complications most often occur when fibroids physically distort the uterine cavity. If fibroids are detected on the inside of the uterus and distort the uterine lining, they are a significant cause of reproductive problems and should be removed.

    In general, fibroids only need to be treated if they are causing symptoms. Currently, the primary treatment for patients with large or symptomatic fibroids is surgery. Hysterectomy (surgical removal of the entire uterus) is the most frequent operative technique used to treat this disorder. In fact, fibroids are the most common indication for hysterectomy, accounting for approximately one third of hysterectomies, or about 200,000 procedures annually, in the US. When women wish to preserve childbearing potential, a myomectomy may be performed. Unlike hysterectomy in which the entire uterus is removed, myomectomy is a surgical procedure in which individual fibroid(s) are removed. Approximately 18,000 myomectomies are performed annually in the United States. In general, myomectomy diminishes menorrhagia (prolonged and/or profuse menstrual flow) in roughly 80% of patients presenting with this symptom. Unfortunately, there is a significant risk of recurrence of fibroids after myomectomy. In some studies up to 10% of women who underwent an initial myomectomy required a second major operative procedure. In addition, one quarter to one half of women who underwent myomectomies had evidence of recurrence of their fibroids within one to ten years.

    Drugs can help control fibroid-related symptoms. The most effective medications for the treatment of fibroids are gonadotropin releasing hormone
(GnRH) agonists, (including Lupron and Zoladex). GnRH agonists induce a low-estrogen (menopause-like) state. Because fibroids are dependent on estrogen for their development and growth, induction of a low estrogen state causes reduction of tumor and uterus mass, resolving pressure symptoms. Specifically, uterine volume has been shown to decrease approximately 50% after three months of GnRH agonist therapy. In addition to decreasing the size of the uterus, treatment with GnRH agonists also stops menstrual flow (amenorrhea), allowing women with bleeding-induced anemia to significantly increase their iron stores. Unfortunately, cessation of GnRH agonist treatment is followed by a rapid regrowth of the fibroids and of the uterus to pre-treatment volume. Additionally, because bone also requires estrogen, long term use of GnRH agonists can significantly decrease bone density and can lead to bone loss. Therefore, use of GnRH agonists alone for treatment of fibroids is usually limited to a short one to three month preoperative course to shrink the uterus to facilitate a surgical procedure or to induce amenorrhea to improve hematologic condition before surgery.

    Uterine fibroids account for nearly $1-$1.5 billion spent annually in the US on hysterectomies to surgically remove the growths.

The existing therapies described above are non-chronic in nature due to the side effects associated with drugs such as Lupron. In nearly all cases the end therapy is surgery.

    We believe that our intended first drug to the market, Progenta(TM), may be a superior, alternative therapy to the currently approved GnRH agonists. In prior published human studies, antiprogestational agents, demonstrated volume reduction of fibroids. Unlike the agents used in these prior studies, Progenta(TM) appears to have equivalent or superior antiprogestational activity without the accompanying antiglucocorticoid activity which would permit Progenta(TM)'s use in either a sub chronic or chronic manner. Initially, we intend to develop the drug as a 6 month pretreatment to surgery. However, because of Progenta(TM)'s profile, we believe this lead candidate holds the potential to eventually become a chronic therapy that could eliminate the need for surgery.

    2.   Endometriosis

    Endometriosis is a painful, chronic disease that affects 5.5 million women and girls in the US and Canada, and millions more worldwide. It occurs when tissue like that which lines the uterus (tissue called the endometrium) is found outside the uterus. Usually it is found in the abdomen, on the ovaries, fallopian tubes, and ligaments that support the uterus; the area between the vagina and rectum; the outer surface of the uterus; and the lining of the pelvic cavity. Other sites for these endometrial growths may include the bladder, bowel, vagina, cervix, vulva, and in abdominal surgical scars. Less commonly they are found in the lung, arm, thigh, and other locations.

    This misplaced tissue develops into growths or lesions which respond to the menstrual cycle in the same way that the tissue of the uterine lining does; each month the tissue builds up, breaks down, and sheds. Menstrual blood flows from the uterus and out of the body through the vagina, but the blood and tissue shed from endometrial growths have no way of leaving the body. This results in internal bleeding, breakdown of the blood and tissue from the lesions, inflammation, and can cause pain, infertility, scar tissue formation, adhesions, and bowel problems.

    Although there is no cure for endometriosis, a variety of treatment options exist. Goals may include relieving/reducing pain symptoms, shrinking or slowing endometrial growths, preserving or restoring fertility, and preventing/delaying recurrence of the disease.

    Conservative surgery seeks to remove or destroy the growths, relieve pain, and may allow pregnancy to occur in some cases. Conservative surgery can involve laparoscopy (outpatient surgery in which the surgeon can view the inside of the abdomen through a tiny lighted tube that is inserted through one or more tiny abdominal incisions, also referred to as "belly-button" surgery) or laparotomy (a more extensive procedure, using a full incision, with a longer recovery period). Hormonal therapy may be prescribed along with conservative surgery. Radical surgery, which may be necessary in severe cases, involves hysterectomy, removal of all growths, and removal of ovaries.

    Over-the-counter pain relievers may include aspirin and acetaminophen, as well as prostaglandin inhibitors such as ibuprofen, naproxen, indomethecin, and tolfenamic acid. In some cases, prescription drugs may be required.

    Hormonal treatment aims to stop ovulation for as long as possible and may include: oral contraceptives, progesterone drugs, a testosterone derivative (danazol), and GnRH agonists. Side effects may be a problem for some women. Lupron Depot(R) (leuprolide acetate for depot suspension) is a GnRH agonist, a hormone that works in two distinct phases. Phase one stimulates the ovaries causing them to produce more of the most potent of the three estrogens produced by women, estradiol. In phase two the messenger hormones that tell the ovaries to produce estrogen decline dramatically. This causes significant reduction in estrogen levels, and causes women to experience menopause-like side effects. The most common use for Lupron in women is for the treatment of endometriosis. Lupron is also sometimes used in women for the treatment of uterine fibroid tumors. Side effects that have been associated with the use of Lupron Depot include hot flashes and/or night sweats in more than 5% of women; and palpitations, syncope, and tachycardia in less than 5% of the women who participated in clinical trials. Other side effects include generalized pain, headaches, vaginitis, nausea/vomiting, fluid retention, weight gain, acne, hirsutism, joint pain, decreased libido, depression, dizziness, nervousness, and breast changes that include tenderness and pain, among others. There have been no deaths reported directly related to therapy with Lupron Depot. Lupron and related drugs are not recommended to be used for more than six months due to the potential for bone loss that in some cases is irreversible.

    Because of their side effects, current drug treatments are limited to a six-month course of therapy. These side effects include bone loss and other troubling treatment related effects seen with the centrally acting agonists. Progenta(TM) is a small molecule compound designed to act specifically on the tissue of concern, thereby avoiding the conditions most commonly experienced with the GnRH agonists. Prior primate studies with Progenta(TM) analogs indicate that, if anything, bone density is improved while on the drug. Drugs like Progenta(TM) have the potential to bind to progesterone receptors thereby blocking receptor-ligand activity. They also appear to possess antiproliferative and antivascular activities that have been shown in laboratory primate studies. Published studies using other antiprogestational agents have indicated positive effects on endometriotic lesions in the cynomolgus monkey without the loss of bone density seen with GnRH agonists. Work funded through a Phase I SBIR demonstrates that Progenta(TM) exhibits effects on monkey endometrium similar to those demonstrated in the published work. Thus, Progenta(TM) has the potential to be developed as a semi-chronic therapy whose use could conceivably avoid the expense and invasiveness of laparoscopic surgery, the gold standard of care for the indication. Due to the side effects of current drugs, the market for therapeutics to treat this condition is only $250 million in the US. However, we believe there is potential for market growth if a drug such as Progenta(TM) is approved.

    3.   Breast cancer

    Breast cancer is extremely common, and there are nearly 600,000 new cases of breast cancer worldwide each year. In North America, breast cancer accounts for over one quarter of all female cancers. The disease is far more common in the US, Canada and Europe than in Asia and in Africa. The incidence of breast cancer in Japan is low. These facts would suggest that there is possibly some genetic or environmental "causes" for the disease. Breast cancer is not a single disease. Rather, it is a mixture of cancerous diseases. This fact is important, since no two patients are alike, and the ideal treatment for one may not be the same for another.

    Breast cancer is the second most common form of cancer in women in the US. Over two million breast cancer survivors are alive in the US today. It is expected that over 200,000 new cases of female invasive breast cancer will be diagnosed each year, and nearly 40,000 women will die from the disease. It is further estimated that an additional 50,000 cases of female in situ (preinvasive) breast cancer will be diagnosed. Of these, approximately 88% will be ductal carcinoma in situ ("DCIS"). Breast cancer is the second leading cause of cancer death for all women (after lung cancer), and the leading overall cause of cancer death in women between the ages of 40 and 59.

    Based on the current life expectancy for women in the United States, one out of nine women will develop breast cancer in her lifetime, a risk that was one out of 14 in 1960. Every woman is at risk for breast cancer. The risk of developing breast cancer increases as a woman ages, if she has a personal or family history of breast cancer, has never had children or had her first child after age 30, and if she has had prior treatment with radiation therapy for Hodgkin's disease. However, over 70 percent of cases occur in women who have no identifiable risk factors.

    The treatment given to a woman with breast cancer depends on the type of cancer and the disease stage. The stage of the disease is an indication of how advanced the cancer process has become within the patient, for example, whether it is confined to the breast or whether it has spread to the lymph glands. The stage of the disease in turn affects the prognosis. Breast cancer therapies provide nearly $1 billion in sales annually for anti-estrogen drugs such as Tamoxifin.

    Although there are a number of types of breast cancer, they can be divided into those types that show signs of "invasion" or spread (spreading types), and those that show no evidence of invasion (non-spreading types). It is thought that breast cancer starts as the non-spreading type and later develops the ability to spread and invade as the cancer cells become more abnormal. DCIS is the most well-known of the non-spreading cancers. It is normally found during routine mammography or during breast screening. Of the invading types, (i.e. those cancers that can spread), the most common is Ductal Carcinoma. Not only is this the most common form of breast cancer, but it also has the worst prognosis. There are other forms of invasive breast cancers typically described as "special types".

    The treatment of DCIS depends on the extent of the process. If it is localized to one particular area in the breast, the tumor can be excised leaving the rest of the breast intact. If however the disease is extensive, involving multiple mammary ducts and segments of the breast, or if the nipple is involved, it is often necessary to perform a mastectomy. In these cases this is the only way of ensuring that all the disease has been removed. In the United States, Tamoxifin or radiotherapy is given after surgery with the hope of preventing the recurrence or new formation of DCIS.

    The treatment of Ductal Carcinoma is mainly by surgery. The exception is in frail patients with large, locally advanced tumors. In these patients, treatment with drugs such as Tamoxifin can help to keep the tumor under control. For the majority, surgery in the form of mastectomy or breast conservation surgery is performed. After surgery, chemotherapy and/or a 5-year course of Tamoxifin is often prescribed to help prevent the recurrence of the disease. Tamoxifin is an estrogen receptor blocker. Tamoxifin carries with it the risk of endometrial carcinoma (cancer of the uterus) in those women who have not had a hysterectomy. This risk increases when patients take Tamoxifin for more than 5 years.

    Breast cancer cannot yet be prevented. However, there is now a risk reduction option available for women at very high risk, such as the estimated five to ten percent of American women with multiple close blood relatives who have had the disease. In 1998, the drug Tamoxifin was shown to reduce breast cancer cases by 50 percent over four years in a large research study of high-risk women. Tamoxifin is FDA-approved for use in this high-risk group; however, the drug's benefits, risks and side effects vary for each woman.

    We believe Progenta(TM) possesses the capability to treat breast cancers that are refractory to Tamoxifin therapy. Initial rodent studies show a strong dose dependent effect on the reduction and elimination of tumors in a well accepted breast cancer model. In a published rat breast cancer study, it was demonstrated that antiprogestins and Tamoxifin demonstrated a statistically significant reduction of tumor load, with the best results occurring with a combination of an antiprogestin and Tamoxifin. Preliminary results from a Phase I SBIR show that Progenta(TM) performs as well as the antiprogestin used in the published study without any significant antiglucocorticoid activity. Management believes that Progenta(TM) will be able to be used at higher doses and for a longer duration than the previously studied drug.

    4.   Hormone replacement therapy

    Hormone replacement therapy replaces key hormones that a woman's ovaries no longer produce. Estrogen and progesterone are important female hormones. Estrogen is responsible for the development of the breasts, the vagina, and the uterus, as well as for building up the uterine lining before each menstrual period. Estrogen has other important functions as well. Estrogen helps to maintain strong bones and slow down bone loss, which may lead to osteoporosis. The relationship between estrogen and a woman's health for the years following menopause continues to be explored.

    Progesterone is another important hormone that a woman's body loses with the onset of menopause. Progesterone and its withdrawal are responsible for triggering the monthly shedding of the lining of the uterus, which a woman experiences prior to menopause as her menstrual period.

    Recent reports show that the market for hormone replacements exceeds $1 billion. Progestin is a synthetic hormone that acts similarly to progesterone, but is not produced by the body. Progestin is usually taken with estrogen by women with a uterus because, if estrogen is given alone, it can cause excessive growth of the lining of the uterus. This overgrowth may lead to uterine cancer. Taking progestin with estrogen lowers the risk of developing this condition. Even though recent press suggests the use of combinations including progestins may lead to long term concerns, the use of estrogen alone still outweighs the risks for some women to live in an estrogen depleted state.

    Recently, a large study sponsored by the Women's Health Initiative involving 16,000 women came to an abrupt end prior to its intended 2005 finish date when new data showed that estrogen-progestin hormone replacement therapy increases the risk of breast cancer, heart attacks, strokes, and blood clots. The trial was the first and only large study comparing the effects of combination estrogen-progestin hormone replacement therapy with placebos in healthy women. The Women's Health Initiative study results were released early because of the impact of the results that could affect the six million American women on hormone replacement therapy. Up until the results of this study were released, the medical community encouraged women that had not had a hysterectomy to use hormone replacement therapy when reaching menopause. The estrogen-progestin combination had been a common prescription for decades.

    Management believes Progenta(TM) has the potential to eliminate many of the side effects seen with estrogen-only therapy. Unlike progestins, Progenta(TM) is devoid of progesterone-like activity and instead opposes its actions. The result of this action could lead to a new class of hormone replacement therapies with Progenta(TM) combinations.

ANDROXAL(TM)

    Andropause is directly linked to decreasing testosterone levels in the aging male. Testosterone is a hormone that has a unique effect on a man's total body. Testosterone is produced in the testes and in the adrenal glands. It is to males what estrogen is to females. The concept of a male andropause has been more controversial than that of the female menopause, with many arguing that it does not exist. Part of the reason for the controversy is that, in contrast to women, men do not have a clear-cut external signpost, namely the cessation of menstruation. A man often begins to experience changes in his body somewhere between ages 40 and 55. These bodily changes may be accompanied by changes in attitudes and moods.

    Testosterone helps to build muscle and is essential for normal sexual behavior. It also affects many metabolic activities such as production of blood cells in the bone marrow, bone formation, lipid metabolism, carbohydrate metabolism, liver function and prostate gland growth. The impact of decreasing androgens is known as andropause, also called "male menopause". It is a normal part of aging, although for some men it is accompanied by a gradual and undesired decline in their sexuality, mood and overall energy.

    Testosterone plays an essential role in the development of the normal male and in the maintenance of many male characteristics, including muscle mass and strength, bone mass, libido, potency, and spermatogenesis. Androgen deficiency occurs with disorders that damage the testes, including traumatic or surgical castration (primary testicular failure) or disorders in which the gonadotropin stimulation of the testes is reduced (hypogonadotropic hypogonadism). The clinical manifestations of androgen deficiency depend on the age at onset and the severity and duration of the deficiency. In adult males, these manifestations may include reduced body hair, decreased muscle mass and strength, increased fat mass, decreased hematocrit, decreased libido, erectile dysfunction, infertility, osteoporosis, and depressed mood. The forms of androgen replacement currently available in the United States are intramuscular depot injections of testosterone esters, oral tablets of testosterone derivatives, and transdermal patches and gels. For most patients, androgen replacement therapy with testosterone is a safe, effective treatment for testosterone deficiency.

    Although the range of normal values varies among laboratories, morning testosterone values below 12 nmol/L (350 ng/dL) suggest a testosterone deficient state. Testosterone levels fall gradually as men grow older, but most elderly men have testosterone levels that are in the low-normal range for younger men. Approximately 50% of the circulating testosterone is tightly bound to sex hormone binding globulin produced by the liver, so that increased or decreased levels of sex hormone binding globulin influence the measured testosterone level. The most accurate indicator of hypogonadism is the concentration of testosterone that is not bound to sex hormone binding globulin (the concentration of bioavailable testosterone or free testosterone). Men with hypogonadotropic hypogonadism have low plasma testosterone levels and luteinizing hormone levels that may be low or low-normal.

    Benefits of androgen replacement therapy include increased body hair and beard growth, energy, hematocrit, muscle mass, strength and stamina, increased ability to perform more physically demanding tasks, and an overall increase in the sense of well-being, confidence, and motivation. Untreated hypogonadism is a prominent cause of osteoporosis in men. Bone mineral density is increased by testosterone replacement in hypogonadal men, and the concomitant increase in muscle mass and strength may help prevent falls that predispose older men to fractures.

    Although the benefits of androgen replacement therapy are clear, the delivery of testosterone to hypogonadal men in a way that approximates normal patterns and levels poses a therapeutic challenge. Much effort has been devoted to developing the ideal androgen replacement therapy. It is generally agreed that such therapy would deliver physiological amounts (3-10 mg/d) of testosterone, produce consistent levels of testosterone within normal physiological ranges, and mimic the circadian patterns of hormone levels found in healthy young men. It would have a good safety profile without adverse effects on the prostate, serum lipids, liver, or respiratory function. Finally, it would be "patient-friendly".

    Testosterone replacement therapy in aging males has gained increasing interest as a viable market opportunity. One current competitive therapy, Androgel, had sales of $100 million in the US in its first year. Like the other significant testosterone therapies, Androgel is a topical agent that is used daily. The global market is anticipated to grow to nearly a billion dollars within the next several years as aging and the resulting effects on lifestyle become increasingly important.

    Our product candidate, Androxal(TM), is intended to be a once a day oral therapy that acts centrally thereby causing an increase in certain hormones that stimulate increased production of testosterone by the testis. None of the current therapies are oral, including Androgel. We believe that the endogenous production of testosterone through a product like Androxal(TM) would not provide the significant negative feedback via administration of high concentrations of exogenous testosterone (as with Androgel), which has been linked to numerous potential adverse effects. We believe that Androxal(TM) has the greatest potential to restore near normal levels of testosterone, in as close to a natural process as possible, by restoring testicular production of testosterone, and that Androxal(TM) could be the first significant oral therapy approved in this market. However, we intend to initially focus our development efforts on Progenta(TM).

OTHER PRODUCTS

    Due to our focus on Progenta(TM) and our limited resources, we intend to out-license our other prior product candidates, if the appropriate opportunity is available. These product candidates include VASOMAX(R) for the treatment of male erectile dysfunction ("MED"), and our other phentolamine-based sexual dysfunction product candidates and several vaccine related product candidates. There can be no assurance that we will be able to out-license or be able to create any value from any of these technologies.

    1.   Phentolamine-based products

    The Company's phentolamine-based products for the treatment of sexual dysfunction include VASOMAX(R) -- an oral therapy for MED, an oral therapy for female sexual arousal disorder; BimexesTM, an oral combination drug therapy for MED and ERxinTM, a multi-drug component injection therapy for MED. Although VASOMAX was previously approved for sale in 8 countries some approvals have lapsed and the existing approvals may be difficult to transfer to another entity or could also lapse. Although the products previously being developed to treat sexual dysfunction are the Company's most advanced in terms of clinical development, they all contain phentolamine which the FDA has on partial clinical hold. The Company initiated a mechanistic rat study in November 2000 to attempt to resolve the FDA's concerns regarding the appearance of brown fat proliferations in a prior two-year rat study that led the FDA to place the Company's phentolamine-based products on clinical hold in August 1999 (which was subsequently lifted to a partial clinical hold in May 2000). The interim results of the mechanistic study were positive, but in October 2002, the FDA made a decision to require the Company to perform an additional two-year rat study in order to lift the FDA's partial clinical hold. At this time, the Company does not intend to run this additional study. There can be no assurance that even if the Company were to complete this additional study that the FDA would remove its partial clinical hold on phentolamine. All of the Company's phentolamine-based products have been tested in humans, though each is at a different stage of development. Before the FDA will consider the approval to market any of the Company's phentolamine-based products, the partial clinical hold must first be lifted.

    In addition, Schering-Plough Corporation, the previous licensee of our phentolamine-based products, decided to withdraw its December 2001 submission to the Medicines Control Agency in the United Kingdom after receipt and review of comments received from the Committee on Safety of Medicines on such submission. See "--Termination Agreement with Schering-Plough" below.

    2.   Vaccine Related Product Candidates

    We have identified, developed and/or licensed a number of early stage vaccine related product candidates. We possess the following early stage product candidates which include two different chitosan-based vaccine adjuvants; zona pellucida and hCG immunocontraceptive vaccines; a therapy for the treatment of genital herpes; and two prostate therapeutic vaccines, one for hormone dependent and the other for hormone independent tumors.

COLLABORATIVE AND LICENSING AGREEMENT WITH NATIONAL INSTITUTES OF HEALTH

    In 1999, Zonagen licensed worldwide rights to compounds known as SPRMs that were developed by the NIH under a license which expires upon the expiration of the last patent. Under the terms of the agreement, the Company paid an up-front fee and is obligated to pay additional milestones and royalties on potential new products. In addition, the Company is obligated to meet developmental milestones as outlined in a Commercial Development Plan. The NIH has the ability to terminate the agreement for lack of payment or if it feels that the licensee is not meeting milestones as outlined in the Commercial Development Plan and for other reasons as outlined in the agreement. Due to the difficulties of manufacturing the materials that are covered under the agreement, the Company has not been able to meet the original requirements stated in the Commercial Development Plan and in July 2002 the Company paid a fee to amend this agreement which included a revision of the original Commercial Development Plan relating to the targeted dates for certain objectives. Additional extensions and revisions of the original Commercial Development Plan have been reached with the NIH due to our delays in meeting certain other objectives based on our decision to proceed in a different direction than originally contemplated in order to expedite development and/or save costs. In doing so, we may not have always followed the specific steps provided in the Commercial Development Plan by the requisite date. We believe that we have a good working relationship with the NIH, but there can be no assurance that all of the objectives and conditions in the Commercial Development Plan will be met on a timely basis or at all. Failure to comply with the material terms contained in the license agreement could result in termination of such agreement. See "Risk Factors-- We licensed our rights to the Progenta(TM) products from the NIH pursuant to a license agreement and may not be able to fulfill our commitments and obligations under such agreement, thereby risking forfeiture of our rights" for a discussion of the risks related to the license.

TERMINATION AGREEMENT WITH SCHERING-PLOUGH

    On July 15, 2002, the Company and Schering-Plough announced that they had mutually agreed to terminate the worldwide licensing agreements dated as of November 14, 1997 that covered Zonagen's phentolamine-based technologies for sexual dysfunction which include VASOMAX(R). In exchange for the termination, the Company paid to Schering-Plough a nominal cash fee upon execution of the termination agreement and agreed to make a milestone payment to Schering-Plough in the event that worldwide annual sales of VASOMAX(R) exceed a certain amount, which payment may be paid in several installments. In addition, the Company agreed to make royalty payments to Schering-Plough based on a percentage of future sales of VASOMAX(R) in Brazil and other countries in which there existed certain patent rights at the time of the termination. The Company's obligation to make royalty payments terminates after aggregate royalties paid under this termination agreement reach a certain maximum amount. Also, the Company agreed to make royalty payments to Schering-Plough based on future sales of certain combination products covered by combination patents controlled by Schering-Plough. These royalty payments are not subject to the cap on royalty payments for VASOMAX(R) sales described above. Included in the rights returned to Zonagen were all licenses, options and other rights with respect to Zonagen's phentolamine-based products, Zonagen's combination products, patent rights, know-how and trademarks for the treatment of sexual dysfunction for both men and women. Schering-Plough has transferred and assigned to Zonagen all of its right, title and interest in and to any and all New Drug Applications or similar foreign submissions or approvals. Zonagen is solely responsible for all obligations in the relevant countries with respect to such submissions and approvals. At this time, the Company does not intend to commit any additional resources toward the clinical development of its phentolamine-based products.

MANUFACTURING

    The Company does not have any facilities to manufacture products in the quantities necessary for clinical trials or commercial sales and does not expect to establish any significant manufacturing capacity in the near future. The Company intends to rely on third parties for the manufacture and supply of commercial quantities of any products that it may develop. There can be no assurance that the Company will be able to obtain supplies of its products from third-party suppliers on terms or in quantities acceptable to the Company. Also, the Company's dependence on third parties for the manufacture of its products may adversely affect the Company's product margins and its ability to develop and to deliver products in a timely manner. Any such third-party suppliers or any manufacturing facility the Company establishes will be required to meet FDA manufacturing requirements. FDA certification of manufacturing facilities for a drug, and compliance with current Good Manufacturing Practices requirements, is a prerequisite to approval of a New Drug Application ("NDA") for that drug. The Company may encounter significant delays in obtaining supplies from third-party manufacturers or experience interruptions in its supplies. The effects of any such delays or interruptions will be more severe if the Company relies on a single source of supply. If the Company were unable to obtain adequate supplies, its business would be materially adversely affected.

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

PATENTS AND PROPRIETARY INFORMATION

    The Company's ability to compete effectively with other companies is materially dependent on the proprietary nature of the Company's patents and technologies. The Company actively seeks patent protection for its proprietary technology in the United States and abroad. Although the Company has previously written off capitalized patents relating to the zona pellucida immuno-contraceptive vaccine and its phentolamine-based products, which includes Vasomax(TM), the Company is still maintaining what it believe to be, the most significant patents relating to these technologies and includes these costs in R&D expenses.

    The Company has rights to a U.S. patent application and a foreign filing made by the NIH regarding Progenta(TM). The Company also has the following patent applications pending: 5 pending patent applications in the United States, 13 foreign pending patent applications, and 1 Patent Cooperation Treaty application related to methods and materials for the treatment of testosterone deficiency in men. As of December 31, 2003, the Company owned or had rights to a total of 21 issued patents and 11 pending patent applications in the U.S., 78 pending patent applications and 76 issued patents outside the United States, and 2 pending Patent Cooperation Treaty (PCT) applications. Of these patents and patent applications, 8 issued patents and 5 pending patent applications in the United States, 56 issued foreign patents, and 41 pending foreign patent applications are related to its MED technology. The Company has 9 issued patents in the United States, 4 issued foreign patents, and 4 pending foreign patent applications that relate to zona pellucida proteins, their preparation, and their use and 1 United States patent application and 3 foreign patent applications related to recombinant human chorionic gonadotropin vaccines and uses thereof. The Company has 3 issued patents in the United States, 18 issued foreign patents, and 5 pending foreign patent applications for its adjuvant system. The Company has 1 issued patent in the United States, 6 pending foreign patent applications and 1 pending Patent Cooperation Treaty application related to methods and materials for the treatment of certain diseases of the prostate.

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

    Even if regulatory approvals for the Company's products are obtained, the Company, its products, and the facilities manufacturing the Company's products are subject to continual review and periodic inspection. The FDA will require post-marketing reporting to monitor the safety of the Company's products. Each U.S. drug-manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA's requirements regarding current Good Manufacturing Practices. To supply drug products for use in the U.S., foreign manufacturing establishments must comply with the FDA's Good Manufacturing Practices and are subject to periodic inspection by the FDA or by regulatory authorities in those countries under reciprocal agreements with the FDA. In complying with current Good Manufacturing Practices, manufacturers must expend funds, time and effort in the area of production and quality control to ensure full technical compliance. The Company does not have any drug manufacturing capabilities and must rely on outside firms for this capability. See "Risk Factors-- We face manufacturing uncertainties and may have to rely on third party suppliers." The FDA stringently applies regulatory standards for manufacturing. Identification of previously unknown problems with respect to a product, manufacturer or facility may result in restrictions on the product, manufacturer or facility, including warning letters, suspensions of regulatory approvals, operating restrictions, delays in obtaining new product approvals, withdrawal of the product from the market, product recalls, fines, injunctions and criminal prosecution.

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

    The Company's research and development involves the controlled use of hazardous materials, chemicals, viruses, and various radioactive compounds. Although the Company believes that its procedures for handling and disposing of those materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If such an accident occurs, the Company could be held liable for resulting damages, which could be material to the Company's financial condition and business. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens, and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting the Company may be adopted in the future. Any violation of, and the cost of compliance with, these laws and regulations could materially and adversely affect the Company. See "Risk Factors--We face significant and costly governmental regulation with no assurance of regulatory approval."

EMPLOYEES AND CONSULTANTS

Employees

    At December 31, 2003, the Company had 4 full-time employees which management feels is currently sufficient to advance the clinical development of its Progenta(TM) product candidate as a treatment for uterine fibroids. We will continue to operate in a near virtual manner with as few employees as possible to keep costs down but with a sufficient number of employees we feel is necessary to advance our technology. The Company believes its relationship with its employees is good.

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

RISK FACTORS

o   WE FACE UNCERTAINTIES RELATED TO OUR EARLY STAGE OF DEVELOPMENT

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

o WE WILL REQUIRE SUBSTANTIAL ADDITIONAL CAPITAL TO BRING PROGENTA(TM), ANDROXAL(TM) AND OUR OTHER PRODUCTS TO MARKET AND WE CANNOT ASSURE THAT ADDITIONAL FUNDING WILL BE AVAILABLE ON ACCEPTABLE TERMS OR AT ALL.

    We have experienced negative cash flows from operations since our inception and have funded our activities to date primarily from equity financings and funds received through collaborative agreements. We will continue to have the need for substantial funds to continue research and development, including preclinical studies and clinical trials of Progenta(TM), Androxal(TM) and our other proDUCTS and to commence sales and marketing efforts if FDA and other regulatory approvals are obtained. We believe that our existing capital resources will be sufficient to fund our operations through June 2005. However, our capital requirements will depend on many factors, including but not limited to:

         1. the problems, delays, expenses and complications frequently encountered by development stage companies,

         2.    the progress of our preclinical and clinical activities,

         3.    the  costs  and  timing  of  seeking   regulatory   approvals  of
               Progenta(TM), Androxal(TM)and our other products,

         4.    our ability to obtain regulatory approvals,

         5. the success of our or our collaborators' sales and marketing programs,

         6. the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights,

         7. changes in economic, regulatory or competitive conditions of our planned business, and

         8.    additional costs associated with being a publicly-traded company.

    Estimates about the adequacy of funding for our activities are based on certain assumptions, including the assumption that the development and regulatory approval of our products can be completed at projected costs. There can be no assurance that changes in our research and development and clinical development plans, acquisitions or other events will not result in accelerated or unexpected expenditures.

    To satisfy our potential capital requirements if our current capital does not adequately cover our initial phase of development of Progenta(TM) and Androxal(TM) and to satisfy our known future capital requirements for further development of Progenta(TM) and Androxal(TM), we will most likely seek to raise additional funds in the public or private capital markets. If adequate funds are not available, we may be required to:

         o obtain financing with terms that may have the effect of diluting or adversely affecting the holdings or the rights of the holders of our common stock,

         o curtail significantly one or more of our research or development programs,

         o obtain funds through arrangements with future collaborative partners or others that may require us to relinquish rights to some or all of our technologies or products, or

         o     dissolve and liquidate the Company.


o WE FACE SUBSTANTIAL UNCERTAINTIES RELATED TO THE DEVELOPMENT OF PROGENTA(TM) AND ANDROXAL(TM) GIVEN:

1.       THEIR EARLY STAGE OF DEVELOPMENT,

    The technologies we are developing are at an early stage. We have no data (except for limited preliminary data on Progenta(TM)) to support the efficacy of Progenta(TM) and Androxal(TM) in humans. Our technologies, including Progenta(TM) and Androxal(TM), may have no clinical effect, or even if they do, they may not demonstrate sufficient efficacy to warrant approval by the FDA or other similar regulatory bodies. In addition, there is no assurance that future human studies will demonstrate the safety of these products. These technologies are highly speculative and could result in neither Progenta(TM), Androxal(TM) nor any of our other products reaching commercial viability.

    The timing of our studies is critical to our ability to raise the funds we need to develop our technologies. If we are unable to receive timely data, or if our data is unfavorable, we may not be able to continue to develop our technologies or we may be required to undertake one of the events described in the immediately preceding risk factor.

    We continue to be a development stage company with no approved products in a major country. There can be no assurance that our new hormonal based products, Progenta(TM) and Androxal(TM), will be approved in the future. Companies in the development stage typically encounter problems, delays, expenses and complications, many of which may be beyond our control. These include, but are not limited to, unanticipated problems and costs relating to the development, testing, production and marketing of our products, regulatory approvals and compliance, availability of adequate financing and competition. There can be no assurance that we will be able to successfully complete the transition from a development stage company to the successful introduction of Progenta(TM), Androxal(TM) or other commercially viable products. We have generated only limited revenue from product sales since our inception and none from either Progenta(TM) or Androxal(TM).

2.       PROGENTA(TM) MANUFACTURING COMPLEXITIES, AND

    Progenta(TM) is a new chemical entity that has never been produced in large scale. As in the development of any new compound there are underlying risks associated with the manufacture of the substance. These risks include, but are not limited to, cost, process scale-up, process reproducibility, construction of a suitable process plant, timely availability of raw materials, as well as regulatory issues associated with the manufacture of an active pharmaceutical agent. Any of these risks may prevent the Company from successfully developing the drug. Furthermore the Company is reliant on third parties for essentially all of the effort necessary to commercialize the active ingredient. We can give no assurance that the active drug will be produced in a timely and cost effective manner necessary for the successful development and launch of Progenta(TM).

3.       ANDROXAL(TM) PATENT ISSUES.

    A patent application is on file for Androxal(TM); however, there can be no assurance that such patent application will be issued in the near future or at any time. There can also be no assurance that such patent, if issued, will not be infringed by other parties (see below, "--We face substantial uncertainty in our ability to protect our patents and proprietary technology").

o WE LICENSED OUR RIGHTS TO THE PROGENTA(TM) PRODUCTS FROM THE NIH PURSUANT TO A LICENSE AGREEMENT AND MAY NOT BE ABLE TO FULFILL OUR COMMITMENTS AND OBLIGATIONS UNDER SUCH AGREEMENT, THEREBY RISKING FORFEITURE OF OUR RIGHTS.

    Our rights to Progenta(TM), our lead compound in the female health area, are licensed exclusively to us from the NIH under a license agreement dated April 5, 1999. This license agreement contains numerous detailed performance objectives, with time sensitive dates for compliance, relating to clinical development and commercialization activities required by us or our designated third party providers, as well as additional financial milestones and royalties. Failure to achieve the benchmarks specified in the Commercial Development Plan could result in termination of the license agreement under certain circumstances. Zonagen and the NIH have, from time to time during the term thereof, amended the license agreement and/or modified the performance objectives and the relating dates. However, there can be no assurance that we will be able to meet any or all of such performance objectives in the future on a timely basis or at all, or that, if we fail to meet any of such objectives, that the NIH will again agree to amend such agreement to our satisfaction. Should the agreement with the NIH be terminated, we would lose all rights to commercialize Progenta(TM), which would, in all likelihood, have a material adverse effect on Zonagen.

o   WE HAVE A HISTORY OF OPERATING LOSSES AND A LARGE ACCUMULATED DEFICIT.

    We have experienced significant operating losses in each fiscal year since our inception. As of December 31, 2003, we had an accumulated deficit of approximately $83.1 million. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our products, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others which possess such capabilities, and raising sufficient funds to finance our activities. There can be no assurance that we will be able to achieve profitability or that profitability, if achieved, can be sustained. In addition, our ability to use these operating losses to offset future income for federal income tax purposes may be impaired.

o WE FACE SUBSTANTIAL UNCERTAINTY IN OUR ABILITY TO PROTECT OUR PATENTS AND PROPRIETARY TECHNOLOGY.

    Our ability to commercialize our products will depend, in part, on our or our licensors' ability to obtain patents, enforce those patents and preserve trade secrets and to operate without infringing on the proprietary rights of third parties. Of our patents and patent applications, one pending PCT application and two pending US patent applications are related to Androxal(TM). These applications are directed primarily to the trans-isomer of clomiphene, including compositions and methods of use. These patent applications are based on the use of trans-clomiphene as an antiestrogen.

    We filed PCT Application No. PCT/US02/21524 on July 9, 2002 (WO 03/005954 published January 23, 2003)(the "'21524 Application"), which claims priority to U.S. Provisional Patent Application No. 60/304,313 filed July 9, 2001, includes the use of trans-clomiphene for increasing the levels of testosterone in males. We filed U.S. Patent Application No. 10/427,768 on April 30, 2003 (the "'768 Application"), which claims priority to the '21524 Application as a continuation-in-part, encompasses the use of trans-clomiphene for reducing cholesterol levels in both males and females. On November 12, 2003, we filed a U.S. continuation-in-part patent application claiming priority to the '21524 and `768 Applications entitled "Methods and Compositions for Treating Wasting and

Lipodystrophy," which is directed to treating wasting and lipodystrophy, for example in AIDS patients.

    The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. There can be no assurance that any patent applications owned by or licensed to us will result in issued patents, that patent protection will be secured for any particular technology, that any patents that have been or may be issued to us or our licensors will be valid or enforceable, that any patents will provide meaningful protection to us, that others will not be able to design around the patents, or that our patents will provide a competitive advantage or have commercial application. The failure to obtain adequate patent protection would have a material adverse effect on us and may adversely affect our ability to enter into, or affect the terms of, any arrangement for the marketing of any product.

    There can be no assurance that patents owned by or licensed to us will not be challenged by others. We could incur substantial costs in proceedings, including interference proceedings before the United States Patent and Trademark Office and comparable proceedings before similar agencies in other countries in connection with any claims that may arise in the future. These proceedings could result in adverse decisions about the patentability of our inventions and products, as well as about the enforceability, validity or scope of protection afforded by the patents.

    There can be no assurance that the manufacture, use or sale of Progenta(TM), Androxal(TM) and our other product candidates will not infringe the patent rights of others. For example, U.S. Patent No. 6,391,920 issued to a third party on May 21, 2002 (the "'920 Patent") and is directed to a method of treating androgen deficiency in men using an anti-estrogen such as clomiphene. The earliest priority date of the '920 Patent is May 26, 2000 based on a U.S. provisional application. We may be unable to avoid infringement of the patent rights of others and may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. There can be no assurance that a license will be available to us on terms and conditions acceptable to us, if at all, or that we will prevail in any patent litigation. Patent litigation is costly and time-consuming, and there can be no assurance that we will have sufficient resources to bring any possible litigation related to such infringement to a successful conclusion. If we do not obtain a license under such patents, or are found liable for infringement, or are not able to have such patents declared invalid, we may be liable for significant money damages, may encounter significant delays in bringing Progenta(TM), Androxal(TM) and our other products to market or may be precluded from participating in the manufacture, use or sale of Progenta(TM), Androxal(TM) or our other products or methods of treatment requiring such licenses.

    We also rely on trade secrets and other unpatented proprietary information in our product development activities. To the extent we rely on trade secrets and unpatented know-how to maintain our competitive technological position, there can be no assurance that others may not independently develop the same or similar technologies. We seek to protect trade secrets and proprietary knowledge, in part, through confidentiality agreements with our employees, consultants, advisors, collaborators and contractors. Nevertheless, these agreements may not effectively prevent disclosure of our confidential information and may not provide us with an adequate remedy in the event of unauthorized disclosure of such information. If our employees, scientific consultants or collaborators develop inventions or processes independently that may be applicable to our products, disputes may arise about ownership of proprietary rights to those inventions and processes. Such inventions and processes will not necessarily become our property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of our proprietary rights. Failure to obtain or maintain patent and trade secret protection, for any reason, could have a material adverse effect on us.

o WE FACE SIGNIFICANT AND COSTLY GOVERNMENTAL REGULATION WITH NO ASSURANCE OF REGULATORY APPROVAL.

    Our research and development activities, preclinical studies, clinical trials and the manufacturing and marketing of our products are subject to extensive regulation by the FDA and other regulatory authorities in the US. These activities are also regulated in other countries where we intend to test and market our products.

    Any drug we develop, including Progenta(TM), must undergo an extensive regulatory approval process before it may be marketed and sold. The standard process required by the FDA before a pharmaceutical agent (including Progenta(TM)) may be marketed in the US includes:

    1.  preclinical tests;
    2. submission to the FDA of an IND which must become effective before human clinical trials may commence;
    3. adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended application;
    4.  submission of an NDA to the FDA; and
    5. FDA approval of the NDA prior to any commercial sale or shipment of the drug.

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

    There can be no assurance that regulatory approval will ever be obtained for Progenta(TM) or any other drugs we develop. Moreover, IF regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed or may be conditioned on post-marketing surveillance studies. Further, even if such regulatory approval is obtained, a marketed drug, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections, and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements can, among other things, result in warning letters, fines, suspensions or withdrawals of regulatory approvals, product recalls or seizures, operating restrictions, injunctions, civil penalties and criminal prosecution. Further, additional government regulation may be established that could prevent or delay regulatory approval of our products.

    Our business is also subject to regulation under state and federal laws regarding environmental protection, hazardous substances control, and exposure to blood-borne pathogens. These laws include the federal environmental laws, the Occupational Safety and Health Act, and the Toxic Substance Control Act. Any violation of, and the cost of compliance with, these laws and regulations could adversely affect us. There can be no assurance that statutes or regulations applicable to our business will not be adopted that impose substantial additional costs or otherwise materially adversely affect our operations.

o INSURANCE MAY NOT PROVIDE ADEQUATE COVERAGE NOR MAY IT ALWAYS BE AVAILABLE ON FAVORABLE TERMS OR AT ALL.

    The Company's business exposes it to potential liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. The use of the Company's product candidates in clinical trials may expose the Company to product liability claims and possible adverse publicity. These risks also exist with respect to the Company's product candidates, if any, that receive regulatory approval for commercial sale.

    Furthermore, as discussed in "Item 3. Legal Proceedings" below, the Company has a class action lawsuit pending which is covered by the Company's director and officer insurance policy in place at the time of the claim. In the event there is an adverse judgment against the Company in such lawsuit, the Company's insurance coverage may not be adequate to cover such judgment and the Company's cash position may not be sufficient to satisfy such judgment. Such adverse judgment could have a material and adverse affect on the Company.

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

o WE FACE SIGNIFICANT COMPETITION WITH MANY COMPANIES WITH SUBSTANTIALLY GREATER RESOURCES THAN WE HAVE AND OTHER POSSIBLE ADVANTAGES.

    We are engaged in pharmaceutical product development, an industry that is characterized by extensive research efforts and rapid technological progress. Many established pharmaceutical and biotechnology companies, universities and other research institutions with resources significantly greater than ours are marketing or may develop products that directly compete with our products, such as Lupron Depot, a competitor of Progenta(TM) which is manufactured by Tap Pharmaceuticals. These entities may succeed in developing products that are safer, more effective or less costly than our products. Even if we can develop products which should prove to be more effective than those developed by these and other companies, these and other companies may be more successful than us because of greater financial resources, greater experience in conducting preclinical studies and clinical trials and in obtaining regulatory approval, stronger sales and marketing efforts, earlier receipt of approval for competing products (such as Lupron Depot) and other factors. If we commence significant commercial sales of our products, we or our collaborators will compete in areas in which we have no experience, such as manufacturing and marketing. There can be no assurance that our products, if commercialized, will be accepted and prescribed by healthcare professionals.

o WE FACE MANUFACTURING UNCERTAINTIES AND MAY HAVE TO RELY ON THIRD-PARTY SUPPLIERS.

    We do not have any manufacturing facilities and do not expect to establish any significant manufacturing capacity in the near future. Thus, our ability to produce product to support product approvals, if secured, or ongoing or future clinical trials will most likely depend upon third party suppliers that we do not control and that may or may not deliver the manufactured product required.

o WE MAY BE REQUIRED TO MOVE TO THE NASDAQ SMALL CAP MARKET OR MAY BE DELISTED FROM NASDAQ ENTIRELY.

    Nasdaq has established rules and policies with respect to the continued listing of securities on Nasdaq. The Nasdaq National Market has a requirement that a listed company have at least $10 million in stockholders' equity in order to remain listed on the National Market. Due to the January 2004 Tender Offer, the Company has fallen below that requirement. We believe, but cannot assure, that when our financial statements for the quarter ending March 31, 2004 are filed with the SEC that demonstrate noncompliance with this requirement, we would be sent a notice and given the opportunity to move to the Nasdaq SmallCap Market without having to meet the SmallCap Market initial listing requirements. We would be required to pay the initial listing fee for the SmallCap Market in this situation. When we are given notice by Nasdaq of this occurrence, we intend to move to the SmallCap Market if Nasdaq permits such a move. If we are not permitted to move to the Nasdaq SmallCap Market, we would most likely begin trading on the OTC Bulletin Board. Failure to be permitted to move to the Nasdaq SmallCap Market could have a material adverse effect on our ability to raise additional equity capital.

o   WE FACE HIGH VOLATILITY IN OUR STOCK PRICE

    Zonagen is a development stage company and the market prices for securities of development stage companies in the biotechnology sector have been highly volatile and may continue to be highly volatile in the future.

    The following listed factors as well as other factors may have a significant impact on the price of Zonagen's common stock:

    1. Announcements of technology innovations and new commercial products developed by our competitors.
    2.  Developments relating to proprietary rights and patents.
    3.  Publicity  regarding  actual or potential  medical  results  relating to products under development or being commercialized by Zonagen collaborators or its competitors.
    4. Regulatory developments concerning our products in the United States and foreign countries.
    5. Issues concerning the safety of our products in development or similar products being developed by our competitors.
    6.  Economic and other external factors or a disaster or crisis.
    7.  Period to period fluctuations in financial results.
    8. Delisting from the Nasdaq National Market and possibly from Nasdaq entirely.

o   WE ARE HIGHLY DEPENDENT ON MANAGEMENT AND HAVE A NEW BOARD OF DIRECTORS.

    Four of our directors did not stand for re-election at our 2003 Annual Meeting which was concluded on January 14, 2004, and four new directors were elected. None of the new directors have worked with each other before under a Board scenario, although Messrs. Podolski and Ploth and Messrs. Cain and Ploth have worked together in the past. In addition, we are highly dependent on Messrs. Podolski and Ploth for the development of our remaining technologies. While we have no reason to believe that either will terminate his relationship with us, there can be no assurance that either or both of Messrs. Podolski and Ploth will remain with us through development of our remaining technologies.

ITEM 2.  PROPERTIES

    The Company leases approximately 2,500 square feet of laboratory and office space in The Woodlands, Texas under a lease that expires in July 2004. The Company is currently negotiating a multi-year lease for 4,800 square feet of laboratory and office space, which is located in its current building. Under the terms of the proposed new lease, rental payment obligations under the existing lease would be terminated.

ITEM 3.  LEGAL PROCEEDINGS

    Certain purported class action complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder were filed against the Company and certain of its officers and directors in 1998. These complaints were filed in the United States District Court for the Southern District of Texas in Houston, Texas and were consolidated on May 29, 1998. The plaintiffs purported to bring the suit on behalf of all purchasers of Zonagen common stock between February 7, 1996 and January 9, 1998. The plaintiffs asserted that the defendants made materially false and misleading statements and failed to disclose material facts about the patents and patent applications of the Company relating to VASOMAX(R) and Chito-ZN (formerly nameD ImmuMax(TM)) and about the Company's clinical trials of VASOMAX(R). The plaintiffs sought to have the action declared to be a cLAsS action, and to have recessionary or compensatory damages in an unstated amount, along with interest and attorney's fees. On March 30, 1999, the Court granted the defendants' motion to dismiss and dismissed the case with prejudice. The plaintiffs filed an appeal. On September 25, 2001, the United States Fifth Circuit Court of Appeals affirmed the dismissal of all claims except one; the court reversed the trial court's dismissal of a claim concerning the Company's disclosure about a patent relating to VASOMAX(R) . On June 13, 2003, the court granted the defendants' motion for summary judgment as to that last remaining claim, and entered a judgment dismissing the case with prejudice. The plaintiffs have filed an appeal. The Company's management and the individual defendants believe that these actions are without merit and intend to defend against them vigorously. No estimate of loss or range of estimated loss, if any, can be made at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders in the fourth quarter of 2003. However, the 2003 Annual Meeting of the Company's Stockholders was called to order on December 29, 2003 (during such fourth quarter) and adjourned to and concluded on January 14, 2004 to consider and vote upon the following proposals:

         (1) Election of Directors. The following individuals were nominated and elected as directors, with the following number of shares voted for and withheld with respect to each director.

                                                    For            Withheld
            Joseph S. Podolski                   8,470,245         295,285
            Louis Ploth, Jr.                     8,474,645         290,885
            Daniel F. Cain                       8,501,950         263,580
            Jean Fourcroy, M.D., Ph.D., M.P.H.   8,507,911         257,619
            Zsolt Lavotha                        8,480,201         285,329

         (2) Approval of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for 2004.

            For   8,711,576          Against   36,091         Abstain   17,863

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    The Company's Common Stock is quoted on The Nasdaq National Market under the symbol "ZONA" and on the Pacific Exchange under the symbol "ZNG." The following table shows the high and low sale prices per share of Common Stock, as reported by The Nasdaq National Market, during the periods presented.

                                                                                                                 PRICE RANGE
                                                                                                                 -----------
                                                                                                               HIGH         LOW
                                                                                                               ----         ---
           2002
           First Quarter...................................................................................  $  7.44     $  4.12
           Second Quarter..................................................................................     4.68        0.90
           Third Quarter...................................................................................     1.54        0.99
           Fourth Quarter..................................................................................     1.42        0.75

           2003
           First Quarter...................................................................................  $  1.20     $  0.87
           Second Quarter..................................................................................     1.73        1.15
           Third Quarter...................................................................................     1.97        1.28
           Fourth Quarter..................................................................................     1.91        1.50

           2004
           First Quarter (through March 15, 2004)..........................................................  $  4.35     $  1.83

    All of the foregoing prices reflect interdealer quotations, without retail mark-up, markdowns or commissions and may not necessarily represent actual transactions in the Common Stock.

    On March 15, 2004, the last sale price of the Common Stock, as reported by the Nasdaq National Market, was $3.30 per share. On March 15, 2004, there were approximately 210 holders of record and approximately 3,600 beneficial holders of the Company's Common Stock.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The statement of operations data for the year ended December 31, 2003 and 2002, and the balance sheet data as of December 31, 2003 and 2002, have been derived from our audited financial statements included elsewhere in this annual report on Form 10-K that have been audited by PricewaterhouseCoopers LLP, independent accountants. The statement of operations for the year ended
December 31, 2001, has been derived from our audited financial statements included elsewhere in this annual report on Form 10-K that have been audited by Arthur Andersen LLP ("Andersen"), independent public accountants who have ceased operations. Andersen did not reissue its report. The statements of operations data for the years ended December 31, 2000 and 1999, and the balance sheet data as of December 31, 2001, 2000 and 1999 have been derived from our audited financial statements not included in this annual report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below have been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with our financial statements, including notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report on Form 10-K.

                          STATEMENTS OF OPERATIONS DATA

                                                                                                YEAR  ENDED DECEMBER 31,
                                                                                 --------------------------------------------------
                                                                                   1999      2000       2001      2002       2003
                                                                                 ---------  --------  ---------  --------  --------
                                                                                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
 Revenues:.....................................................................
   Licensing fees..............................................................  $      --  $  2,115  $   2,162  $  4,228  $     --
   Product royalties...........................................................        242       164         58        --        --
   Research and development grants.............................................         --        72        115       315       595
   Interest income.............................................................
                                                                                     2,170     2,239      1,526       711       318
   Gain on disposal of fixed assets............................................         --        --         --        --       102
                                                                                 ---------  --------  ---------  --------  --------
      Total revenues...........................................................      2,412     4,590      3,861     5,254     1,015
 Expenses:
   Research and development....................................................     12,180     4,495      3,028     6,420     2,161
   General and administrative..................................................      3,249     2,796      1,672     2,716     2,183
   Interest expense and amortization of intangibles............................          8        --         --        --        --
                                                                                 ---------  --------  ---------  --------  --------
       Total expenses..........................................................     15,437     7,291      4,700     9,136     4,344
                                                                                 ---------  --------  ---------  --------  --------
 Loss from continuing operations...............................................    (13,025)   (2,701)      (839)   (3,882)   (3,329)
 Income (loss) from discontinued operations....................................         59        --         --        --        --
 Gain on disposal..............................................................      1,014        --         --        --        --
                                                                                 ---------  --------  ---------  --------  --------
 Net loss before cumulative effect of
   change in accounting principle..............................................    (11,952)   (2,701)      (839)   (3,882)   (3,329)
 Cumulative effect of change in accounting principle...........................         --    (8,454)        --        --        --
                                                                                 ---------  --------  ---------  --------  --------
 Net loss......................................................................  $ (11,952) $(11,155) $    (839) $ (3,882) $ (3,329)
                                                                                 =========  ========  =========  ========  ========
 Income (loss) per share-- basic and diluted:
 Loss from continuing operations...............................................  $   (1.16$    (0.24)$    (0.07$    (0.34)$  (0.29)
 Income (loss) from discontinued operations....................................       0.01       --         --        --        --
 Gain on disposal..............................................................       0.09       --         --        --        --
                                                                                 ---------  --------  ---------  --------  --------
 Net loss before cumulative effect of
   change in accounting principle..............................................      (1.06)    (0.24)     (0.07)    (0.34)   (0.29)
 Cumulative effect of change in accounting principle...........................         --     (0.75)        --        --       --
                                                                                 ---------  --------  ---------  --------  --------
 Net loss per share(1).........................................................  $   (1.06  $  (0.99) $   (0.07) $  (0.34) $  (0.29)
                                                                                 =========  ========  =========  ========  =========
 Shares used in income (loss) per share calculation............................     11,244    11,303     11,333    11,412    11,487
 Pro forma amounts assuming the accounting change is applied retroactively:
      Net loss.................................................................  $ (9,838)
                                                                                 =========
      Net loss per share(1)....................................................  $   (0.87)
                                                                                 =========
 BALANCE SHEET DATA:
 Cash, cash equivalents and marketable securities..............................  $  39,136  $ 32,951  $  30,056  $ 25,138  $ 22,946
 Total assets..................................................................     46,287    40,374     36,914    27,370    24,028
 Long-term debt................................................................         --        --         --        --        --
 Deficit accumulated during the development stage..............................    (63,852)  (75,007)   (75,846)  (79,728)  (83,057)
 Total stockholders' equity....................................................     41,750    31,060     30,569    26,851    23,487

---------------------

(1) See "Note 2. Summary of Significant Accounting Policies" of Notes to Consolidated Financial Statements for a description of the computation of loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks, uncertainties and assumptions, including those discussed in "Item 1. Business -- Risk Factors." Those views are based on certain assumptions regarding the progress of product development efforts, the execution of collaborative agreements, success at existing and future research and development programs and the outcome of approval of the Company's product candidates, and other factors relating to the Company's growth. Such expectations may not materialize if product commercialization or development efforts are delayed or suspended, if negotiations with potential collaborators are delayed or unsuccessful, if such regulatory approvals are not forthcoming, or if other assumptions prove incorrect. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated in such forward-looking statements.

Overview

    We were organized on August 20, 1987, and we are a development stage company. We are engaged in the development of pharmaceutical products that address diseases and conditions associated with the treatment of hormonal and reproductive system disorders. Our two lead product candidates are Progenta(TM), a compound licensed to us from the National Institutes of Health ("NIH") and currently being evaluated in several female health indications, and Androxal(TM) for the testosterone deficiency market. From our inception through December 31, 2003, we have been primarily engaged in research and development and clinical development.

    Prior to 2004, we focused our resources on the development of VASOMAX(R), and related phentolamine-based products for the treatment of male erectile dysfunction. Beginning in 1999, the US Food and Drug Administration ("FDA") placed our phentolamine-based products on clinical hold, which was subsequently lifted to a partial clinical hold the following year. As a result of the setbacks associated with this FDA hold, as well as other setbacks with the European regulatory agency in connection with phentolamine, we undertook two separate efforts in 2000 and 2002 to aggressively locate strategic alternatives, including the use of two investment banks to assist in this search. All of these efforts culminated in a definitive merger agreement being signed in October 2002 with a potential strategic partner, which was subsequently terminated in March 2003 for regulatory and other reasons. During the remainder of 2003, the Board continued to review all of the options available to us.

    As a result of the numerous Board discussions during 2003, our Board of Directors approved, on October 17, 2003, a modified Dutch auction self tender offer to purchase up to 9,836,065 shares, or up to 86%, of our common stock at a purchase price not greater than $2.10 nor less than $1.83 per share, which amount was subsequently amended to 8,571,428 shares of our common stock (the "Tender Offer"). It was intended that we would continue to develop our earlier stage technologies with a focus on Progenta(TM) and AndroxaL(TM) with funds remaining from the Tender Offer, which at that time was anticipated to be no less than $4 million.

    On January 13, 2004, the Company announced the final results of its Tender Offer, which expired on January 7, 2004. Zonagen accepted for purchase 6,548,485 shares (57% of our outstanding common stock) at a purchase price of $2.10 per share in accordance with the terms of the Tender Offer which included 60,888 shares issuable upon exercise of options tendered by directors for a total aggregate purchase amount of approximately $13.7 million. As of December 31, 2003 the Company had $22.9 million in cash, cash equivalents and marketable securities and would have had $8.7 million, inclusive of an accrual for payment of accounts payable and accrued liabilities of $541,000 had the Tender Offer been completed by year end 2003. Four of the five members of Zonagen's Board of Directors tendered all of their shares and in-the-money options (except in-the-money options exercisable for 5,000 shares held by one director) in the Tender Offer. Joseph S. Podolski, Zonagen's President and CEO did not tender any of his shares or options. These four Board members did not stand for re-election at Zonagen's 2003 Annual Meeting of Shareholders which was concluded on January 14, 2004. During that meeting four new Board members were elected.

    Nasdaq has established rules and policies with respect to the continued listing of securities on Nasdaq. The Nasdaq National Market has a requirement that a listed company have at least $10 million in stockholders' equity in order to remain listed on the National Market. Due to the January 2004 Tender Offer, the Company has fallen below that requirement. In the event that Nasdaq determines to notify us that we are no longer in compliance with certain of its listing requirements, we believe, but cannot assure, that Nasdaq may permit us to move to the Nasdaq SmallCap Market without requiring that we meet the SmallCap Market initial listing requirements. In such event, we intend to move to the SmallCap Market if Nasdaq permits.

    The Company has experienced negative cash flows from operations since inception and has funded its activities to date primarily from equity financings and corporate collaborations. The Company will continue to require substantial funds for research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if appropriate, if the FDA or other regulatory approvals are obtained. The Company believes that its existing capital resources under its current operating plan will be sufficient to fund the Company's operations through the end of June 2005. There can be no assurance that changes in our current strategic plans or other events will not result in accelerated or unexpected expenditures.

    Zonagen's results of operations may vary significantly from year to year and quarter to quarter, and depend, among other factors, on the Company's ability to be successful in our clinical trials, the regulatory approval process in the United States and other foreign jurisdictions and the ability to complete new licenses and product development agreements. The timing of our revenues may not match the timing of our associated product development expenses. To date, research and development expenses have generally exceeded revenue in any particular period and/or fiscal year.

    The Company has limited resources and utilizes consultants and outside entities to perform clinical development and limited research activities. During 2003 the Company continued its research efforts on three Small Business Innovative Research ("SBIR") grants that the Company received during 2002 and continued limited development of its internal research projects. Under a Phase II $836,441 SBIR grant the Company continued to develop a new compound named Progenta(TM) which is a Selected Progesterone Receptor Modulator ("SPRM") as an oral treatment for endometriosis. This compound was licensed by Zonagen in 1999 from the National Institutes of Health ("NIH") and funding under the Phase II $836,441 SBIR grant is anticipated to be depleted in mid year 2004. In addition, the Company performed research in the area of breast cancer under a Phase I $108,351 SBIR grant which was depleted in third quarter of 2003 and completed research regarding the Company's adjuvant under a third Phase I $98,625 SBIR grant which was depleted early in the first quarter of 2003.

    Our business strategy is to concentrate our resources on the clinical development of Progenta(TM), our early stage product, to complete our current clinical trial of Androxal(TM), another early stage product, and to sell or outlicense our phentolamine-based products and our other technologies. Challenge studies for Progenta(TM) will be conducted to gauge product potential against the current pharmaceutical gold standard of care. We intend to continue to operate in a near virtual manner with as few employees as possible to keep costs down but with a sufficient number of employees we feel are necessary to advance our technology. Initially, we will focus our efforts on Progenta(TM) for the treatment of uterine fibroids. We do not currently plan to build manufacturing or sales and marketing capabilities but will seek to create value by developing our technology and realizing such value, if successful, by securing licensing fees, milestone payments and royalties through corporate collaborations. For additional information relating to our current development projects see "Item 1. Business -- Risk Factors -- We face substantial uncertainties related to the development of Progenta(TM) and Androxal(TM) given their early stage of development, Progenta(TM) manufacturing complexities and Androxal(TM) patent issues," "-- We have a history of operating losses and a large accumulated deficit" and "Note 1. Organization and Operations" of Notes to Consolidated Financial Statements.

    As of December 31, 2003, the Company had an accumulated deficit of $83.1 million. Due to various tax regulations, including change in control provisions in the tax code the value of this tax asset to the Company can be substantially diminished. For additional information relating to the Company's net operating loss carryforward see "Note 6. Federal Income Taxes" of the Notes to Consolidated Financial Statements. Losses have resulted principally from costs incurred in conducting clinical trials for VASOMAX(R) and the related female sexual dysfunction product, in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts. The Company does not intend to commit any additional resources toward the development of these products. There can be no assurance that the Company will be able to successfully complete the transition from a development stage company to the successful introduction of commercially viable products. The Company's ability to achieve profitability will depend, among other things, on successfully completing the development of its products in a reasonable time frame and at a reasonable cost, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others that possess such capabilities, the Company's and its partners' ability to realize value from the Company's research and development programs through the commercialization of those products and raising sufficient funds to finance its activities. There can be no assurance that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained. See "Item 1. Business -- Risk Factors -- We face substantial uncertainties related to the development of Progenta(TM) and Androxal(TM) given their early stage of development, Progenta(TM) manufacturing complexities and Androxal(TM) patent issues," "-- We have a history of operating losses and a large accumulated deficit" and "Note 1. Organization and Operations" of Notes to Consolidated Financial Statements.

Critical Accounting Policies and the Use of Estimates

    The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Please see Note 2, "Summary of Significant Accounting Policies, for a discussion of our critical accounting policies. Actual results could differ materially from those estimates. The items in our financial statements requiring significant estimates and judgments are as follows:

         o The Company maintains an inventory of bulk phentolamine which is the active ingredient in VASOMAX(R), the Company's oraL treatment for male erectile dysfunction, or MED. Due to the termination of the Schering-Plough Agreements in July 2002, the future uncertainty surrounding the VASOMAX(R) product and the fact that the Company is not presently committing resources toward the approval of VASOMAX(R), the Company recorded a reserve for both its bulk phentolamine inventory previously valued at $4.4 million and its patent estate valued at approximately $1.0 million in the quarter ended June 30, 2002.

         o During 2000, the Company adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which requires up-front, non-refundable license fees to be deferred and recognized over the performance period. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed. The Company recognizes revenue from non-refundable, up-front license and milestone payments, not specifically tied to a separate earnings process, ratably over the performance period of the agreement. When payments are specifically tied to a separate earnings process, revenue is recognized when earned. Prior to January 1, 2000, the Company had recognized revenue from non-refundable fees when the Company had no obligation to refund the fees under any circumstances, and there were no additional contractual services to be provided or costs to be incurred by the Company in connection with the non-refundable fees. The cumulative effect of adopting SAB 101 at January 1, 2000 resulted in a one-time, non-cash charge of $8.5 million, with a corresponding increase to deferred revenue that will be recognized in future periods. The $8.5 million represents portions of 1997 and 1998 payments received from Schering-Plough in consideration for the exclusive license of the Company's VASOMAX(R)product for the treatment of MED. For the years ended December 31, 2003 and 2002, the Company recognized zero and $4.2 million, respectively, of licensing fees revenue that was included in the cumulative effect adjustment as of January 1, 2000. Due to the mutual termination of the Schering-Plough Agreements in July 2002, the Company recognized the remaining $3.2 million of deferred revenue in the quarter ended September 30, 2002.

         o The Company has had losses since inception and, therefore, has not been subject to federal income taxes. The Company has accumulated approximately $2.9 million of research and development tax credits. As of December 31, 2003 and 2002, the Company had approximately $75.6 million and $72.3 million, respectively, of net operating loss ("NOL") carry-forwards for federal income tax purposes. Additionally, approximately $614,000 of NOLs, and approximately $34,000 of research and development tax credits will expire in 2004. Under SFAS No. 109, "Accounting for Income Taxes," an NOL requires the recognition of a deferred tax asset. As the Company has incurred losses since inception, and there is no certainty of future revenues, the Company's deferred tax assets have been reserved in full in the accompanying consolidated financial statements.

         o We are currently involved in certain legal proceedings as discussed in the "Commitments and Contingencies" in the Notes to Consolidated Financial Statements. We do not believe these legal proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, were an unfavorable ruling to occur there exists the possibility of a material adverse impact on the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

    In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." In December 2003, the FASB issued a revised version of this interpretation, FIN 46(R). FIN 46(R) addresses the requirements for business enterprises to consolidate certain variable interest entities who are the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 and FIN 46(R) are effective immediately for all new variable interest entities created or acquired after January 31, 2003. The revised provisions of the interpretation will become applicable for the first reporting period ending after March 15, 2004 for variable interest entities created before February 1, 2003. The adoption of FIN 46 did not impact our financial statements. The adoption of FIN 46(R) is not anticipated to have a material effect on our results of operations or financial position.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. The statement requires that an issuer classify financial instruments that are within its scope as a liability and requires disclosure regarding the terms of those instruments and settlement alternatives. Previously, many of these instruments were classified as equity or as mezzanine instruments (between the liabilities and the equity section). SFAS No. 150 is effective immediately for qualifying financial instruments issued after May 31, 2003 and was effective for existing issuances as of the third quarter ended September 30, 2003. Adoption of SFAS No. 150 did not have a material effect on our results of operations or financial position.

Results of Operations

Comparison of Years Ended December 31, 2003 and 2002

    Revenues. Total revenues for the year ended 2003 were $1.0 million as compared to $5.3 million for the year ended 2002. Licensing fees for the year ended 2003 were zero as compared to $4.2 million in the prior year. Due to the termination of the Schering-Plough Agreements in July 2002, the Company recognized the remaining $3.2 million of deferred revenue in the quarter ended September 30, 2002. Research and development grants for the year 2003 were $595,000 as compared to $315,000 in 2002 relating to the Company's SBIR grants. The Company did not receive any milestone payments from Schering-Plough in 2002 for VASOMAX(R) under the agreements that were mutually terminated in July 2002. Product royalties from sales of VASOMAX(R) in Latin America were zero for the year ended December 31, 2002. Due to the termination of the Schering-Plough Agreements, the Company does not expect to receive any royalties in the foreseeable future.

    Interest income decreased 55% to $318,000 in 2003 as compared with $711,000 in 2002 primarily due to a reduction in interest rates and lower cash balances.

    The Company sold substantially all of its fixed assets for approximate net proceeds of $225,000 and recognized a gain of $102,000 over their book value. These proceeds were collected in July 2003.

    Research and Development Expenses. Research and development ("R&D") expenses include contracted research, regulatory affairs activities and general research and development expenses. Following the April 2002 withdrawal of the MAA for VASOMAX(R) in the United Kingdom by Schering-Plough, the Company continued scaling back R&D spending activities to maintain its cash reserves for future redeployment. R&D expenses decreased 66% to $2.2 million in 2003, as compared with $6.4 million in 2002, which included net non-cash expenses of $4.1 million related to the Company's VASOMAX(R) product. Due to the termination of the Schering-Plough Agreements in July 2002, the future uncertainty surrounding the VASOMAX(R) product and the fact that the Company is not presently committing resources toward the approval of VASOMAX(R), the Company wrote-off non-cash expenses for its bulk phentolamine inventory previously valued at $4.4 million and its VASOMAX(R) patent estate previously valued at approximately $1.0 million in the quarter ended June 30, 2002 and in July 2002 a liability due to Schering-Plough of $1.3 million relating to a prior joint clinical development program for VASOMAX(R) was forgiven and taken as a reduction to R&D expenses. In addition, R&D expenses in the quarter ended June 30, 2002 were reduced by $188,000 due to a reimbursement of prior clinical expenses for VASOMAX(R) that was received from a clinical research organization after a reconciliation was completed comparing actual expenses to payments made by the Company. R&D expenses excluding the four adjustments listed above would have been $2.5 million for the year ended December 31, 2002.

    General and Administrative Expenses. General and administrative ("G&A") expenses decreased 20% to $2.2 million in 2003 as compared with $2.7 million in 2002. The decrease in expenses is primarily due to the decrease in costs associated with potential strategic alternative opportunities, professional services and non-cash compensation expenses offset by an increase in insurance expense.

    The Company incurred $284,000 in the three month period ended December 31, 2003 relating to transaction costs associated with its Tender Offer that was completed in January 2004. These costs were recorded as other assets on the balance sheet and will be charged to treasury stock in January 2004 when the tender offer was completed.

Comparison of Years Ended December 31, 2002 and 2001

    Revenues. Total revenues for the year ended 2002 were $5.3 million as compared to $3.9 million for the year ended 2001. Licensing fees for the year ended 2002 were $4.2 million as compared to $2.2 million for the year ended 2001. Research and development grants for the year 2002 were $315,000 as compared to $115,000 in 2001 relating to the Company's SBIR grants. The Company did not receive any milestone payments from Schering-Plough in either 2002 or 2001 for VASOMAX(R). Product royalties from sales of VASOMAX(R) in Latin America were zero in 2002 as compared to $58,000 in 2001. Under the terms of the Schering

Agreements, the Company received quarterly royalty payments based on net product sales by Schering-Plough. These quarterly payments have lagged current quarter sales by up to sixty days.

    Interest income decreased 53% to $711,000 in 2002 as compared with $1.5 million in 2001 primarily due to a reduction in interest rates and lower cash balances.

    Research and Development Expenses. Research and development ("R&D") expenses include contracted research, regulatory affairs activities and general research and development expenses. R&D expenses increased 112% to $6.4 million in 2002 as compared with $3.0 million in 2001. Due to the termination of the Schering-Plough Agreements in July 2002, the future uncertainty surrounding the VASOMAX(R) product and the fact that the Company is not presently committing resources toward the approval of VASOMAX(R), the Company wrote-off non-cash expenses for its bulk phentolamine inventory previously valued at $4.4 million and its VASOMAX(R) patent estate previously valued at approximately $1.0 million in the quarter ended June 30, 2002 and in July 2002 a liability due to Schering-Plough of $1.3 million relating to a prior joint clinical development program for VASOMAX(R) was forgiven and taken as A reduction to R&D expenses. In addition, R&D expenses in the quarter ended June 30, 2002 were reduced by $188,000 due to a reimbursement of prior clinical expenses for VASOMAX(R) that was received from a clinical research organization after a reconciliation was completed comparing actual expenses to payments made by the Company. R&D expenses excluding the four adjustments listed above would have been $2.5 million for the year ended December 31, 2002.

    General and Administrative Expenses. General and administrative ("G&A") expenses increased 62% to $2.7 million in 2002 as compared with $1.7 million in 2001. This increase in expenses was primarily due to an increase in costs associated with potential strategic alternative opportunities, increase in insurance rates and non-cash personnel expenses offset by a discontinuation of quarterly amortization expenses relating to a non-cash compensation charge for stock options previously issued in December 1996 that were fully amortized by December 31, 2001.

Liquidity and Capital Resources

    Since Inception, the Company has financed its operations primarily with proceeds from private placements and public offerings of equity securities and with funds received under collaborative agreements. The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. The Company had cash, cash equivalents and marketable securities of approximately $22.9 million at December 31, 2003 as compared to $25.1 million at December 31, 2002 and would have had $8.7 million, inclusive of an accrual for payment of accounts payable and accrued liabilities of $541,000 had the Tender Offer been completed by year end 2003. Excluding maturities and purchases of marketable securities, net cash of approximately $3.3 million, $3.6 million, and $2.7 million was used in operating activities during 2003, 2002, and 2001, respectively. The decreased use of cash for the year ended December 31, 2003 was primarily due to a decrease in expenses associated with potential strategic alternative opportunities, professional services and non-cash compensation expenses offset by an increase in insurance rates. In addition, there continued to be a reduction in contracted clinical costs associated with the development of VASOMAX(R) and the Company's other phentolamine-based products due to the 1999 U.S. clinical hold placed on those products. The Company spent approximately $727,000 in connection with its clinical development programs during 2003 as compared to approximately $761,000 in 2002 and $1.0 million in 2001.

    The Company has had losses since inception and, therefore, has not been subject to federal income taxes. The Company has accumulated approximately $2.9 million of research and development tax credits. As of December 31, 2003 and 2002, the Company had approximately $75.6 million and $72.3 million, respectively, of net operating loss ("NOL") carry-forwards for federal income tax purposes. Additionally, approximately $614,000 of NOLs, and approximately $34,000 of research and development tax credits will expire in the year 2004. Due to various tax regulations, including change in control provisions in the tax code the value of this tax asset to the Company can be substantially diminished. For additional information relating to the Company's Net Operating Loss carryforward see "Note 6. Federal Income Taxes" of the Notes to Consolidated Financial Statements.

    The Company has experienced negative cash flows from operations since inception and has funded its activities to date primarily from equity financings and corporate collaborations. The Company will require substantial funds for research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if appropriate, if the FDA or other regulatory approvals are obtained. The Company believes that its existing capital resources under its current operating plan will be sufficient to fund the Company's operations through the end of June 2005. There can be no assurance that changes in our current strategic plans or other events will not result in accelerated or unexpected expenditures.

    The Company's capital requirements will depend on many factors, including the costs and timing of seeking regulatory approvals of the Company's products; the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's clinical and preclinical activities; the costs associated with any future collaborative research, manufacturing, marketing or other funding arrangements; the Company's ability to obtain regulatory approvals; the success of the Company's potential future sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; changes in economic, regulatory or competitive conditions of the Company's planned business; and additional costs associated with being a publicly-traded company. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that the development and regulatory approval of the Company's products can be completed at projected costs and that product approvals and introductions will be timely and successful. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's common stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements required by this item are set forth in Item 15 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On June 18, 2002, the Company dismissed Arthur Andersen LLP ("Andersen") as its independent public accountants, and on July 10, 2002, the Company retained PricewaterhouseCoopers LLP as its independent accountants.

    Andersen's report on Zonagen's financial statements for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

    During the fiscal year ended December 31, 2001 and through the interim period between December 31, 2001 and the date of Andersen's termination, there were no disagreements between the Company and Andersen on any matter of accounting principles or practices, financial statement disclosure of auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report for such years; and there were no reportable events as defined in Item 304(a)(2) of Regulation S-K.

    During the fiscal year ended December 31, 2001 and through the date of the engagement of PricewaterhouseCoopers LLP, the Company did not consult PricewaterhouseCoopers LLP regarding any of the items described in Item 304(a)(2) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES

    The Company's chief executive officer and chief financial officer have evaluated the Company's disclosure controls and procedures as of December 31, 2003, the end of the period covered by this report. Based upon that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company' disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

    There were no changes in the Company's internal control over financial reporting during the fiscal quarter ending December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names of the directors, and certain additional information with respect to each of them, are set forth below.

                                                                                                      YEAR FIRST
                                                                                                        BECAME
                    NAME                           AGE            POSITION WITH THE COMPANY            DIRECTOR
                    ----                           ---            -------------------------            --------
Joseph S. Podolski........................          56          President and Chief Executive            1992
                                                                    Officer and Director
Louis Ploth, Jr...........................          49            Vice President, Business               2004
                                                                Development, Chief Financial
                                                                    Officer and Director
Daniel F. Cain............................          58                    Director                       2004
Jean L. Fourcroy, M.D., Ph.D., M.P.H......          73                    Director                       2004
Zsolt Lavotha.............................          53                    Director                       2004

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

    Louis Ploth, Jr. Mr. Ploth was elected as a director at the Company's 2003 annual meeting of stockholders which was concluded on January 14, 2004. Since January 2001, Mr. Ploth has served as Chief Financial Officer, Vice President, Business Development and Secretary. He served as Vice President, Finance from March 1999 to January 2001. He had previously served as Chief Financial Officer and Vice President, Business Development from 1993 to 1998 and as Chief Financial Officer from 1998 to March 1999 at which time he also served as General Manager of Fertility Technologies, Inc., a former subsidiary of the Company. Previously, Mr. Ploth was employed by Unisyn Technologies where he served concurrently as Chief Financial Officer and as Vice President of Finance and Administration. Mr. Ploth was also Corporate Controller of Synbiotics Corporation. Mr. Ploth has over 21 years of corporate financial and business development experience, with over 17 years experience in the biotechnology industry. Mr. Ploth has a B.S. degree from Montclair State College.

    Daniel F. Cain. Mr. Cain was elected as a director at the Company's 2003 annual meeting of stockholders which was concluded on January 14, 2004. Since October 1994, Mr. Cain has provided consulting services for small businesses. Since May 2000, he has also served as acting CEO of Wireless Medical, Inc., a Colorado-based medical device company, and Enet Biz, a Colorado-based consulting firm. From 1969 to 1994, Mr. Cain held various positions with Miles Laboratories, Inc., Hexcel Corporation, Scripps-Miles, Inc., Synbiotics Corporation and Heska Corporation. Mr. Cain has 35 years of broad business experience including 26 years with medical companies. Sixteen of these years were with three different biotech startup companies, one of which he co-founded. Mr. Cain has held a wide variety of executive level management positions including CEO/President and CFO. His experience also includes taking companies through the initial public offering and secondary public offering stages and from start-up through commercialization. He has prior experience of being an active board member of a publicly traded company.

    Jean L. Fourcroy, M.D., Ph.D., M.P.H. Dr. Fourcroy was elected as a director at the Company's 2003 annual meeting of stockholders which was concluded on January 14, 2004. Dr. Fourcroy was engaged as a Medical Officer with the US Food and Drug Administration from 1988 to 2001. Since leaving the FDA, Dr. Fourcroy has been a consultant to the industry and a featured speaker and panel member in numerous meetings and symposia. Dr. Fourcroy is a member of the Board of Directors of the U.S. Anti-Doping Agency and is a Past President of the American Medical Women's Association. Dr. Fourcroy is the recipient of a 1998 American Urological Association Presidential Citation Award, the 1999 Camille Mermod Award from the American Medical Women's Association, and an Outstanding Service Award from the American Society of Andrology in April 2000. Dr. Fourcroy received her M.D. from the Medical College of Pennsylvania and her Ph.D. from the University of California at San Francisco. Her surgery and urology residencies were completed at George Washington University Medical Center with Board Certification in Urology in 1981. In 1999, she received her Masters in Public Heath from the Medical College of Wisconsin.

    Zsolt Lavotha. Mr. Lavotha was elected as a director at the Company's 2003 annual meeting of stockholders which was concluded on January 14, 2004. Mr. Lavotha most recently served as President and Chief Executive Officer of Lavipharm Corp. ("Lavipharm") from December 1998 to April 2003. He has more than 25 years of experience in the pharmaceutical industry. Before joining Lavipharm, he served as head of Wyeth's Europe/Africa/Middle East operations. He has also held a variety of positions with Pfizer, Rhone-Poulene Rorer and Wyeth. Mr. Lavotha earned a degree in science from Uppsala University (Sweden). He is fluent in English, Swedish and Hungarian and has a working knowledge of French and German.

AUDIT COMMITTEE

    The Board of Directors has an Audit Committee, which is currently comprised of Mr. Cain, Chairman, Dr. Fourcroy and Mr. Lavotha. The Board of Directors has determined that Mr. Cain is an audit committee financial expert as described in Item 401(h) of Regulation S-K. In addition, the Board of Directors has reviewed the qualifications of its Audit Committee and has determined that none of the current members of the Audit Committee have a relationship with the Company that might interfere with the exercise of their independence from the Company or management.

EXECUTIVE OFFICERS

       Set forth below is certain information concerning the executive officers of the Company, including the business experience of each during the past 5 years.

                           NAME                         AGE                            POSITION
                           ----                         ---                            --------
         Joseph S. Podolski..................            56        President, Chief Executive Officer, and Director
         Louis Ploth, Jr.....................            49        Chief Financial Officer, Vice President,
                                                                   Business Development, Director and Secretary

       Information pertaining to Messrs. Podolski and Ploth may be found in the section entitled "Directors."

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers, and persons who own more than 10% of the Common Stock, to file initial reports of ownership and reports of changes in ownership (Forms 3, 4, and 5) of Common Stock with the Commission. Officers, directors and greater than 10% stockholders are required by the Commission regulation to furnish the Company with copies of all such forms that they file.

    To the Company's knowledge, based solely on the Company's review of the copies of such reports received by the Company and on written representations by certain reporting persons that no reports on Form 5 were required, the Company believes that during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were complied with in a timely manner,


CODE OF ETHICS

    The Company has adopted a Code of Ethics for Senior Financial Officers applicable to its Chief Executive Officer and Chief Financial Officer as well as a Code of Business Conduct and Ethics applicable to its directors, officers and employees. Such Codes are available on the Company's web site at http://www.zonagen.com. In addition, the Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of either of these Codes that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or other persons performing similar functions that relates to any element of the definition of code of ethics enumerated in Item 406(b) of Regulation S-K by posting such information on the Company's web site at http://www.zonagen.com.


ITEM 11. EXECUTIVE COMPENSATION

DIRECTORS' MEETINGS AND COMPENSATION

    The Company's operations are managed under the broad supervision of the Board of Directors, which has ultimate responsibility for the establishment and implementation of the Company's general operating philosophy, objectives, goals and policies. During 2003, the Board of Directors convened on twenty five occasions and took certain additional actions by unanimous written consent in lieu of meetings. All directors attended at least 75% of the meetings held by the Board and any committee of the Board on which he served during his tenure in 2003.

    Employee directors do not receive additional compensation for service on the Board of Directors or its committees. The Company reimburses each non-employee director for travel expenses incurred in connection with attendance at Board meetings. For board and Committee meetings attended in person or telephonically, non-employee directors currently receive $1,000 per meeting in cash. Employee directors are eligible to participate in the Company's 1994 Employee and Consultant Stock Option Plan and prior to its expiration in May 2003, were eligible to participate in the Company's Amended and Restated 1993 Employee and Consultant Stock Option Plan (the "Incentive Plans"). Non-employee directors are entitled to participate in the Company's 2000 Non-employee Directors' Stock Option Plan (the "2000 Director Plan") and there are currently options outstanding to former directors under the Company's 1996 Non-employee Directors Stock Option Plan (the "1996 Director Plan").

    Under the 2000 Director Plan, (i) each non-employee director who is first elected to the Board is entitled to receive an option to purchase 40,000 shares of the Company's Common Stock on the date on which he first becomes a non-employee director, and (ii) each non-employee director in office immediately after the Company's annual meeting of stockholders will receive an option to purchase 5,000 shares of Common Stock effective on such date. Additionally under the 2000 Director Plan, the Chairman of the Board (if a non-employee) who is first elected to the Board is entitled to receive an option to purchase 10,000 shares of Common Stock on the date on which he first becomes Chairman, and the Chairman (if a non-employee) in office immediately after each of the Company's annual meetings of stockholders will receive an option to purchase 10,000 shares of Common Stock effective on such date. In 2003, the Company granted options to acquire an aggregate of 12,972 shares of Common Stock to non-employee directors under the 2000 Director Plan. During 2003, the Company paid an aggregate of $93,000 to the directors, issued stock awards totaling 10,871 shares of Common Stock to two directors, and granted options to purchase an aggregate of 12,972 shares of Common Stock to one director, for their attendance at Board and committee meetings.

                             EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS

    Set forth below is certain information concerning the executive officers of the Company, including the business experience of each during the past 5 years.

                           NAME                           AGE                            POSITION
                           ----                           ---                            --------
         Joseph S. Podolski..................              56          President, Chief Executive Officer, and
                                                                       Director
         Louis Ploth, Jr.....................              49          Chief Financial Officer, Vice President,
                                                                       Business Development, Director and Secretary

    Information pertaining to Messrs. Podolski and Ploth may be found in the section entitled "Directors."

COMPENSATION OF EXECUTIVE OFFICERS

    Summary Compensation Table

    The following table provides certain summary information concerning compensation paid or accrued during the last three years to the Company's President and Chief Executive Officer and to the Company's only other officer who had compensation in excess of $100,000 during the last fiscal year (the "Named Executive Officer"):

                                                   ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                                                                                    RESTRICTED    SECURITIES
                                                                                       STOCK      UNDERLYING      ALL OTHER
      NAME AND PRINCIPAL POSITION        YEAR        SALARY           BONUS         AWARDS ($)    OPTIONS (#)  COMPENSATION(1)
      ---------------------------        ----        ------           -----         ----------    -----------  ---------------

Joseph S. Podolski..................     2003     $    280,000         --                  --             --     $   6,000(2)
   President and Chief Executive         2002     $    272,708         --          $   26,500        275,000    $   6,000(2)
   Officer                               2001     $    235,000         --                  --         25,000    $   6,000(2)

Louis Ploth, Jr.....................     2003     $    150,000         --                  --             --               --
   Chief Financial Officer, Vice         2002     $    150,000         --          $   26,500             --               --
   President, Business Development       2001     $    139,133         --                  --         30,000               --
   and Secretary

---------------------------

(1) During the periods indicated, perquisites for each individual named in the Summary Compensation Table aggregated less than 10% of the total annual salary and bonus reported for such individual in the Summary Compensation Table. Accordingly, no such amounts are included in the Summary Compensation Table.

(2)  Represents car allowance.

Option Grants in 2003

    The following table provides certain information with respect to options granted to the President and Chief Executive Officer and the other Named Executive Officer during the fiscal year ended December 31, 2003 under the Company's Incentive Plans:

                                                                                             POTENTIAL REALIZABLE VALUE AT
                                                                                             ASSUMED ANNUAL RATES OF STOCK
                                                                                             PRICE APPRECIATION FOR OPTION
                                                   INDIVIDUAL GRANTS                                    TERM(1)
                            ----------------------------------------------------------------------------------------------
                                           PERCENT
                               NUMBER        OF
                                OF          TOTAL                 MARKET
                             SECURITIES    OPTIONS               PRICE ON
                             UNDERLYING    GRANTED                 DATE
                              OPTIONS    TO EMPLOYEES  EXERCISE     OF      EXPIRATION
                             GRANTED(1) IN FISCAL YEAR  PRICE      GRANT       DATE       0%         5%           10%
     Joseph S. Podolski         --           --          --         --         --         --          --           --
     Louis Ploth, Jr..          --           --          --         --         --         --          --           --

---------------------------

(1) The Securities and Exchange Commission (the "SEC") requires disclosure of the potential realizable value or present value of each grant. The disclosure assumes the options will be held for the full 10-year term prior to exercise. Such options may be exercised prior to the end of such 10-year term. The actual value, if any, an executive officer may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There can be no assurance that the stock price will appreciate at the rates shown in the table.

     Option Exercises and Holdings

       The following table sets forth information concerning option exercises and the value of unexercised options held by the President and Chief Executive Officer and the other Named Executive Officer of the Company named in the Summary Compensation Table as of the end of the last fiscal year:

                                        AGGREGATED OPTION EXERCISES IN 2003
                                       AND OPTION VALUES AT DECEMBER 31, 2003

                                                                     NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                        SHARES                      UNDERLYING UNEXERCISED           IN-THE-MONEY
                                        ACQUIRED                       OPTIONS HELD AT             OPTIONS HELD AT
                                          ON        VALUE             DECEMBER 31, 2003          DECEMBER 31, 2003(1)
                                                                      -----------------          --------------------
                                      EXERCISE     REALIZED
                                      ---------    ---------
               NAME                      (#)          ($)      EXERCISABLE       UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
               ----                      ---          ---      -----------       -------------   -----------  -------------

Joseph S. Podolski.............          --           --          248,000        287,000             --           --
Louis Ploth, Jr................          --           --          102,700         24,000             --           --

---------------------------

(1) Computed based on the difference between aggregate fair market value and aggregate exercise price. The fair market value of the Company's Common Stock on December 31, 2003 was $1.85, based on the closing sales price on the Nasdaq Stock Market on December 31, 2003.

Equity Compensation Plan Information

    The following table provides information as of December 31, 2003, regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

                                       NUMBER OF
                                     SECURITIES TO                                            NUMBER OF SECURITIES
                                     BE ISSUED UPON                                          REMAINING AVAILABLE FOR
                                        EXERCISE                WEIGHTED-AVERAGE              FUTURE ISSUANCE UNDER
                                     OF OUTSTANDING             EXERCISE PRICE OF              EQUITY COMPENSATION
                                        OPTIONS,                   OUTSTANDING                  PLANS (EXCLUDING
                                      WARRANTS AND                  OPTIONS,                 SECURITIES SHOWN IN THE
        PLAN CATEGORY                    RIGHTS                WARRANTS AND RIGHTS                FIRST COLUMN)
-------------------------     ------------------------    -------------------------    -------------------------------
  Equity compensation                1.225,470                      $5.98                           380,397
   plans approved by
    shareholders(1)

  Equity compensation                   --                           --                               --
 plans not approved by
      shareholders
----------------------------------------------------------------------------------------------------------------------
Total                                1,225,470                      $5.98                           380,397

---------------------------

(1) Consists of shares of Common Stock issued or remaining available for issuance under the Incentive Plans and the 1996 Director Plan and 2000 Director Plan. The material terms of the 2000 Director Plan are described above under "Directors' Meetings and Compensation." The 2000 Director Plan was originally approved by the Company's stockholders. The Company amended the 2000 Director Plan without stockholder approval as permitted by the terms of the 2000 Director Plan on October 24, 2002.

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

    Mr. Podolski's employment agreement was amended in October 2002 and provides for a renewal term expiring in January 2004, with automatic annual renewals unless terminated by either party. The October 2002 amendment clarified the provisions described below relating to the lump sum payment following a change of control but did not change the economics of the Rabbi Trust. If terminated for reasons other than cause, Mr. Podolski is entitled to receive his annual base salary and certain employment benefits for 1 year following termination. In addition, he is entitled to the following severance payments in the event he is terminated without cause or resigns for good reason within 12 months following a change of control: a cash lump sum payment equal to the present value of the aggregate amount of payments set forth below, in which the present value is determined as of the closing date of the change of control transaction (as if he was terminated or had resigned on such date). Mr. Podolski has agreed to defer payment of such amount, and in lieu of such lump sum payment, he will receive the payments listed in the following table. All of the payments listed below, other than the first payment made at the closing of a change of control, would be made out of an irrevocable Rabbi Trust which would be funded by the Company immediately prior to the closing of a change of control transaction:

AMOUNT OF PAYMENT           PAYMENT DUE DATE
--------------------        ---------------------------------------------------
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

    Finally, Mr. Podolski is entitled to acceleration of all unvested options and an extension of the period of exercisability of his options for a 2 year period following the closing of a change of control and is entitled to receive benefits coverage for a period of 12 months following his termination.

    Mr. Ploth is entitled to receive a lump sum payment upon the closing of a change of control transaction, regardless of whether he is terminated or continues with the combined company, in an amount equal to his current base salary at the time of the closing. This was amended in October 2002 and replaces his previous change of control payment of 1/2 of his current base salary plus an additional $25,000 cash payment for the consummation of a change of control transaction. In addition, Mr. Ploth is entitled to acceleration of all unvested options and an extension of the period of exercisability of his options for a 2 year period following the closing of a change of control, and he is entitled to receive benefits coverage for a period of 12 months following closing. The benefits coverage was increased from the 6 month period in place prior to the October 2002 amendment.

    Mr. Ploth's employment agreement expires in October 2004 with automatic annual renewals unless otherwise terminated by either party. If terminated for reasons other than cause, Mr. Ploth is entitled to salary and certain employment benefits for 6 months following termination.

PERFORMANCE GRAPH

    The following performance graph compares the performance of the Common Stock to the Nasdaq Combined Composite Index and to the Nasdaq Index of Pharmaceutical Companies. The graph covers the fiscal years ending December 31, 1998 to December 31, 2003. The graph assumes that the value of the investment in the Company's Common Stock and each index was $100 at December 31, 1998 and that all dividends were reinvested.

                     COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
                              AMONG ZONAGEN, INC.,
                NASDAQ COMBINED INDEX AND NASDAQ PHARMAEUTICALS


                             [GRAPHIC APPEARS HERE]



                          1998     1999     2000     2001     2002     2003
                      ---------------------------------------------------------
ZONAGEN INC.             100.00    22.88    13.73   36.60     5.12     9.67
-------------------------------------------------------------------------------
NASDAQ                   100.00   204.81   253.80  215.60   132.88   191.69
PHARMACEUTICALS
-------------------------------------------------------------------------------
NASDAQ COMBINED INDEX    100.00   176.37   110.86   88.37    61.64    92.68
-------------------------------------------------------------------------------


    The foregoing stock price performance comparisons shall not be deemed incorporated by reference into this Form 10-K or any filing under the Securities Act, or under the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

COMPENSATION AND OPTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation and Option Committee currently consists of Messrs. Lavotha and Cain, who were elected to this committee on January 16, 2004. During fiscal 2003, no executive officer of the Company served as (i) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on the Compensation Committee of the Board of Directors, (ii) a director of another entity, one of whose executive officers served on the Compensation Committee of the Board of Directors of the Company or (iii) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of the Company.

COMPENSATION AND OPTION COMMITTEE OF THE BOARD OF DIRECTORS REPORT

    The Compensation and Option Committee (the "Committee") of the Board of Directors of the Company currently consists of Messrs. Lavotha and Cain, who were elected to this committee on January 16, 2004, neither of whom is an officer or employee of the Company. The Committee is responsible for evaluating the performance of management and determining the compensation for executive officers of the Company and for administering the Company's Incentive Plans under which grants may be made to employees of the Company. The Committee has furnished the following report on executive compensation for 2003:

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

    In determining the level and composition of compensation of each of the Company's executive officers, the Committee takes into account various qualitative and quantitative indicators of corporate and individual performance. Although no specific target has been established, the Committee generally seeks to set salaries comparable to those of peer group companies. In setting such salaries, the Committee considers its peer group to be certain companies in the biotechnology industries with market capitalizations similar to that of the Company. Such competitive group does not necessarily include the companies comprising the indexes reflected in the performance graph in this Form 10-K. Because the Company is still developing technologies, the use of certain traditional performance standards (e.g., profitability and return on equity) is not currently appropriate in evaluating the performance of the Company's executive officers. Consequently, in evaluating the performance of management, the Committee takes into consideration such factors as the Company's achieving specified milestones or goals in its clinical development programs and the general progress of the Company's clinical trials. In addition, the Committee recognizes performance and achievements that are more difficult to quantify, such as the successful supervision of major corporate projects and demonstrated leadership ability.

    Base compensation is established through negotiation between the Company and the executive officer at the time the executive is hired, and then subsequently adjusted when such officer's base compensation is subject to review or reconsideration. While the Company has entered into employment agreements with certain of its executive officers, such agreements provide that base salaries after the initial year will be determined by the Committee after review. When establishing or reviewing base compensation levels for each executive officer, the Committee, in accordance with its general compensation policy, considers numerous factors, including the responsibilities relating to the position, the qualifications of the executive and the relevant experience the individual brings to the Company, strategic goals for which the executive has responsibility, and compensation levels of companies at a comparable stage of development who compete with the Company for business, scientific and executive talents. As stated above, such comparable companies are generally those with similar market capitalizations and are not necessarily among the companies comprising the industry or broad market indexes reflected in the performance graph in this Form 10-K. No pre-determined weights are given to any one of such factors. The base salaries for the executive officers generally, and the Chief Executive Officer specifically, for fiscal 2003 were comparable to the Company's peer group companies.

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

Compensation of Chief Executive Officer

    The annual base salary of Joseph S. Podolski, the Company's President and Chief Executive Officer remained at its 2002 level, $280,000, for 2003. Mr. Podolski did not receive any cash bonus in 2003. The Committee last year consisted of directors who no longer serve on the Company's board. Last year, the Company was seeking strategic alternatives and eventually approved and conducted a self tender offer that concluded in January 2004; therefore, no actions were taken with respect to the compensation for the Company's Chief Executive Officer or its other executive officers. Immediately following completion of the tender offer, four of the five members of the Company's board were replaced with four new directors, two of whom now serve on the Committee (and listed below). The new Committee members will continue to use criteria established by the Committee previously in determining Mr. Podolski's compensation in the future as well as other factors and criteria that this Committee determines is appropriate in setting compensation for the Company's Chief Executive Officer.

    The foregoing report is given by the following members of the Committee:

                                                    Zsolt Lavotha, Chairman
                                                       Daniel F. Cain

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


    The following table presents certain information regarding the beneficial ownership of Common Stock as of February 29, 2004 by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director and nominee for director of the Company,
(iii) the Company's Chief Executive Officer and the other Named Executive Officer, and (iv) all directors and executive officers as a group. Except as described below, each of the persons listed in the table has sole voting and investment power with respect to the shares listed.

                                                                                    AMOUNT AND
                                                                                     NATURE OF
                                                                                    BENEFICIAL
                                                                                   OWNERSHIP OF       PERCENTAGE OF
                           NAME OF BENEFICIAL OWNER                               COMMON STOCK(1)       CLASS(2)
                           ------------------------                               ---------------     -------------
BVF Partners L.P.
   227 West Monroe, Suite 4800
   Chicago, Illinois 60606.................................................           582,743(3)           11.7%

Daniel F. Cain.............................................................                 0                 *
Jean L. Fourcroy, M.D., Ph.D., M.P.H.......................................                 0
Zsolt Lavotha..............................................................                 0
Joseph S. Podolski.........................................................           350,181(4)            6.7%
Louis Ploth................................................................           134,497(5)            2.6%
All directors and executive officers
   as a group (5 persons)..................................................           484,678(4)-(5)        9.1%

---------------------------

      *   Does not exceed 1%.

      (1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by such persons.
      (2) In accordance with the rules of the Securities and Exchange Commission, each beneficial owner's percentage ownership assumes the exercise or conversion of all options, warrants and other convertible securities held by such person and that are exercisable or convertible within 60 days after February 29, 2004.
      (3) Based on information contained in a Schedule 13G/A dated February 13, 2004, BVF Partners L.P. shares voting and dispositive power with respect to all of the shares listed above with its general partner, BVF Inc., on behalf of the following entities with which it shares voting and dispositive power in the following amounts: Biotechnology Value Fund, L.P., 221,443 shares; Biotechnology Value Fund II, L.P., 116,138 shares; BVF Investments, L.L.C., 217,862 shares; and Investment 10, L.L.C., 27,300 shares.
      (4) Includes (i) 300 shares of Common Stock which are held by certain of Mr. Podolski's family members and (ii) 258,000 shares of Common Stock issuable upon the exercise of options. Mr. Podolski disclaims beneficial ownership of the shares owned by his family members.
      (5) Includes 104,700 shares of Common Stock issuable upon the exercise of options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Mr. Lavotha previously served as President and Chief Executive Officer and a director of Lavipharm Corp. The Company entered into a definitive merger agreement with Lavipharm in October 2002. In addition, immediately following execution of the definitive merger agreement, the Company loaned $1 million to Lavipharm. The merger agreement terminated in March 2003, and Lavipharm paid off the loan with interest in its entirety in April 2003. Mr. Lavotha served in the capacities described above during these transactions.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The following table sets forth the aggregate fees billed to the Company by its principal accounting firm, PricewaterhouseCoopers LLP, for fiscal years ended December 31, 2003 and 2002, respectively:

                                                   2003             2002
                                                   ----             ----
                    Audit Fees                  $ 127,150         $ 81,900
                    Audit Related Fees             70,300          115,981
                    Tax Fees                        9,250            6,000
                    All Other Fees                      0                0
                                                  -------           ------
                          Total Fees            $ 206,700         $203,881


    The services provided under the caption "Audit Fees" for 2003 and 2002 were for professional services rendered for audits of the Company's financial statements and the Company's self tender offer. The services provided under the caption, "Audit Related Fees" for 2003 and 2002 relate to due diligence and accounting consultation services performed in connection with the Company's now-terminated transaction with Lavipharm. The services provided under the caption "Tax Fees" for 2003 and 2002 relate to certain compliance related services and tax advices to the Company. The Audit Committee considered whether the provision of the services reflected under "Tax Fees" above might have affected PricewaterhouseCoopers' independence with respect to their audit of the Company's financial statements, and the Audit Committee believes that such services did not affect, and were compatible with, PricewaterhouseCoopers' independence. The Company replaced Arthur Andersen LLP with PricewaterhouseCoopers LLP in June 2002. Please see "Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure" for a complete description.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

    The Audit Committee's policy provides that our independent auditor (the "Audit Firm") may provide only those services pre-approved by the Audit Committee or its designated subcommittee. The Audit Committee annually reviews and pre-approves the audit, review, attest and permitted non-audit services to be provided during the next audit cycle by the Audit Firm. To the extent practical, at the same meeting the Audit Committee also reviews and approves a budget for each of such services. The term of any such pre-approval is for the period of the annual audit cycle, unless the Audit Committee specifically provides for a different period.

    Services proposed to be provided by the Audit Firm that have not been pre-approved during the annual review and the fees for such proposed services must be pre-approved by the Audit Committee or its designated subcommittee. Additionally, fees for previously approved services that are expected to exceed the previously approved budget must also be pre-approved by the Audit Committee or its designated subcommittee.

    All requests or applications for the Audit Firm to provide services to us must be submitted to the Audit Committee or its designated subcommittee by the Audit Firm and the Chief Financial Officer and must include a joint statement as to whether, in their view, the request or application is consistent with applicable laws, rules and regulations relating to auditor independence. It is our policy that if any of our employees or any representative of the Audit Firm becomes aware that any services are being, or have been, provided by the Audit Firm to us without the requisite pre-approval, such individual must immediately notify the Chief Financial Officer, who must promptly notify the Chairman of the Audit Committee and appropriate members of senior management so that prompt action may be taken to the extent deemed necessary or advisable.

    The Audit Committee may form and delegate to a subcommittee composed of one or more of its members, the authority to grant specific pre-approvals under its policy with respect to audit, review, attest and permitted non-audit services, provided that any such grant of pre-approval shall be reported to the full Audit Committee no later than its next scheduled meeting. The Audit Committee may not delegate to management its responsibilities to pre-approve services performed by the Audit Firm.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Documents Filed as a Part of this Report.


FINANCIAL STATEMENTS                                                                                                      PAGE
--------------------                                                                                                      ----
Report of Independent Auditors.........................................................................................    F-1
Report of Independent Public Accountants...............................................................................    F-2
Consolidated Balance Sheets as of December 31, 2003 and 2002...........................................................    F-3
Consolidated Statements of Operations for the Years Ended
   December 31, 2003, 2002 and 2001 and (unaudited)
   from Inception (August 20, 1987) through December 31, 2003..........................................................    F-4
Consolidated Statement of Stockholders' Equity.........................................................................    F-5
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2003, 2002 and 2001 and (unaudited) from Inception
   (August 20, 1987) through December 31, 2003.........................................................................   F-10
Notes to Consolidated Financial Statements.............................................................................   F-11

    All schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or the notes thereto.

    (b) Reports on Form 8-K.

    The Company filed two Current Reports on Forms 8-K dated November 12, 2003, one reporting an event under Item 5 and the other reporting an event under Item 12.

    (c)   Exhibits.

    Exhibits to the Form 10-K have been included only with the copies of the Annual Report on Form 10-K filed with the Securities and Exchange Commission. Upon request to the Company and payment of a reasonable fee, copies of the individual exhibits will be furnished.

    EXHIBIT NUMBER              IDENTIFICATION OF EXHIBIT
    --------------              -------------------------


        3.1(a)      --    Restated Certificate of Incorporation. Exhibit 3.3 to
                          the Company's Registration Statement on Form SB-2 (No.
                          33-57728-FW), as amended ("Registration Statement"), is incorporated herein by reference.

        3.1(b)      --    Certificate of Designation of Series One Junior
                          Participating Preferred Stock dated September 2, 1999.
                          Exhibit A to Exhibit 4.1 to the Company's Registration
                          Statement on Form 8-A as filed with the Commission on September 3, 1999 (the "Rights Plan Registration
                          Statement"), is incorporated herein by reference.

        3.2         --    Restated Bylaws of the Company. Exhibit 3.4 to the
                          Registration Statement is incorporated herein by reference.


        4.1         --    Specimen Certificate of Common Stock, $.001 par value,
                          of the Company. Exhibit 4.1 to the Registration
                          Statement is incorporated herein by reference.


        4.2         --    Rights Agreement dated September 1, 1999 between the
                          Company and Computershare Investor Services LLC (as successor in interest to Harris Trust & Savings Bank), as Rights Agent. Exhibit 4.1 to the Rights Plan
                          Registration Statement is incorporated herein by reference.

        4.3         --    First Amendment to Rights Agreement, dated as of
                          September 6, 2002, between the Company, Harris Trust &
                          Savings Bank and Computershare Investor Services LLC.
                          Exhibit 4.3 to Amendment No. 1 to the Rights Plan
                          Registration Statement on Form 8-A/A as filed with the Commission on September 11, 2002 is incorporated herein by reference.

        4.4         --    Second Amendment to Rights Agreement, dated as of
                          October 30, 2002, between the Company and
                          Computershare Investor Services LLC. Exhibit 4.4 to
                          Amendment No. 2 to the Rights Plan Registration
                          Statement on Form 8-A/A as filed with the Commission on October 31, 2002 is incorporated herein by reference.

        4.5         --    Form of Rights Certificate. Exhibit B to Exhibit 4.1
                          to the Rights Plan Registration Statement is incorporated herein by reference.

        10.1+       --    Amended and Restated 1993 Employee and Consultant
                          Stock Option Plan. Exhibit 10.3 to the Registration
                          Statement is incorporated herein by reference.

        10.2+       --    First Amendment to the Zonagen, Inc. Amended and
                          Restated 1993 Stock Option Plan. Exhibit 10.22 to the
                          Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K") is incorporated herein by reference.

        10.3+       --    1996 Non-Employee Directors' Stock Option Plan
                          Exhibit 10.1 to the Company's Quarterly Report on Form
                          10-Q for the fiscal quarter ended June 30, 1997 is incorporated herein by reference.

        10.4+       --    2000 Non-Employee Directors' Stock Option Plan
                          Appendix B to the Company's Definitive Proxy Statement filed on April 26, 2000 is incorporated herein by reference.

        10.5+       --    First Amendment to the Zonagen, Inc. 2000
                          Non-Employee Directors' Stock Option Plan. Exhibit
                          10.21 to the 2000 Form 10-K is incorporated herein by reference.

        10.6        --    Second Amendment to 2000 Non-Employee Directors'
                          Stock Option Plan. Exhibit 10.6 to the Comapny's
                          Annual Report on Form 10-K for the year ended
                          December 31, 2002 (the "2002 Form 10-K") is incorporated herein by reference.

        10.7        --    Lease Agreement dated March 22, 1990, between the
                          Company and The Woodlands Equity Partnership-89.
                          Exhibit 10.4 to the Registration Statement is incorporated herein by reference.

        10.8        --    Extension, Modification and Ratification of Lease
                          dated May 31, 2000, between the Company and Woodlands
                          Equity Partnership-89. Exhibit 10.4 to the Company's
                          Annual Report on Form 10-K for the year ended December
                          31, 2000 (the "2000 Form 10-K") is incorporated herein by reference.

        10.9+       --    Employment Agreement between the Company and Joseph
                          S. Podolski. Exhibit 10.5 to the Registration
                          Statement is incorporated herein by reference.

        10.10+      --    First Amendment to Employment Agreement between the
                          Company and Joseph S. Podolski. Exhibit 10.1 to the
                          Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 is incorporated herein by reference.

        10.11+      --    Employment Agreement between the Company and Louis
                          Ploth, Jr. Exhibit 10.5 to the 1999 Form 10-K is incorporated herein by reference.

        10.12+      --    First Amendment to Employment Agreement between the
                          Company and Louis Ploth, Jr. Exhibit 10.7 to the 2000
                          Form 10-K is incorporated herein by reference.

        10.13+      --    Second Amendment to Employment Agreement between the
                          Company and Joseph S. Podolski. Exhibit 10.17 to the
                          2002 Form 10-K is incorporated herein by reference.

        10.14+      --    Second Amendment to Employment Agreement between the
                          Company and Louis Ploth, Jr. Exhibit 10.18 to the
                          2002 Form 10-K is incorporated herein by reference.

        10.15++     --    Letter Agreement dated July 15, 2002 between the
                          Company, Schering Plough Ltd. and Schering-Plough
                          Corporation. Exhibit 10.1 to the Company's Quarterly
                          Report on Form 10-Q for the fiscal quarter ended
                          June 30, 2002 is incorporated herein by reference.

        10.16++     --    PHS Patent License Agreement dated April 16, 1999
                          between the Company and certain agencies of the United States Public Health Service within the
                          Department of Health and Human Services, with amendments. Exhibit 10.1 to the Company's Quarterly
                          Report on Form 10-Q for the fiscal quarter ended
                          September 30, 2003 is incorporated herein by reference.

        23.1*       --    Consent of PricewaterhouseCoopers LLP

        23.2*       --    Information Regarding Consent of Arthur Andersen LLP

        31.1*       --    Certification Pursuant to Rule 13(a)-14(a) or
                          15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                          (Chief Executive Officer)

        31.2*       --    Certification Pursuant to Rule 13(a)-14(a) or
                          15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                          (Chief Financial Officer)

        32.1*       --    Certification Furnished Pursuant to 18 U.S.C. Section
                          1350, As Adopted Pursuant to Section 906 of the
                          Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

        32.2*       --     Certification Furnished Pursuant to 18 U.S.C. Section
                           1350, As Adopted Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

----------------

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


Dated:  March 30, 2004

             SIGNATURE                                       TITLE                                  DATE
             ---------                                       -----                                  ----
 /s/    Joseph S. Podolski                      President, Chief Executive Officer              March 30, 2004
 -------------------------------------                     and Director
        Joseph S. Podolski                         (Principal Executive Officer)


 /s/    Louis Ploth, Jr                         Chief Financial Officer, VP Business            March 30, 2004
 -------------------------------------          Development, Director and Secretary
        Louis Ploth, Jr.                         (Principal Financial Officer and
                                                    Principal Accounting Officer)


 /s/    Daniel F. Cain                                      Director                            March 30, 2004
 -------------------------------------
        Daniel F. Cain

 /s/    Jean L. Fourcroy, M.D., Ph.D., M.P.H                Director                            March 30, 2004
 --------------------------------------------
        Jean L. Fourcroy, M.D., Ph.D., M.P.H.

 /s/    Zsolt Lavotha                                       Director                            March 30, 2004
 -------------------------------------
        Zsolt Lavotha

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders of Zonagen, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Zonagen, Inc., and subsidiaries (a development stage company) at December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of Zonagen, Inc. for the year ended December 31, 2001 were audited by other independent auditors who have ceased operations. Those independent auditors expressed an unqualified opinion on those financial statements and included an explanatory paragraph that described the change in accounting described in Note 2 to the financial statements in their report dated February 6, 2002.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 19, 2004

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

/s/ ARTHUR ANDERSEN LLP

Houston, Texas
February 6, 2002

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                                                       DECEMBER 31,     DECEMBER 31,
                                                                                                           2003             2002
                                                                                                       -----------      -----------
                                     Assets

 Current Assets
      Cash and cash equivalents                                                                         $   20,946       $    8,683
      Marketable securities                                                                                  2,000           16,455
      Note receivable                                                                                           --            1,000
      Prepaid expenses and other current assets                                                                235              532
                                                                                                        ----------       ----------
               Total current assets                                                                         23,181           26,670
 Fixed Assets, net                                                                                              --              191
 Other Assets, net                                                                                             847              509
                                                                                                        ----------       ----------
               Total assets                                                                             $   24,028       $   27,370
                                                                                                        ==========       ==========

                      Liabilities and Stockholders' Equity

 Current Liabilities
      Accounts payable                                                                                  $      126       $       86
      Accrued expenses                                                                                         415              433
                                                                                                        ----------       ----------
               Total current liabilities                                                                       541              519
                                                                                                        ----------       ----------
 Commitments & Contingencies
 Stockholders' Equity
      Undesignated Preferred Stock, $.001 par value, 5,000,000 shares authorized,
           none issued and outstanding                                                                          --               --
      Common Stock, $.001 par value, 20,000,000 shares authorized, 11,929,048 and
           11,918,177 shares issued, respectively; 11,479,648 and 11,502,877
           shares outstanding, respectively                                                                     12               12
      Additional paid-in capital                                                                           114,065          114,051
      Cost of treasury stock, 449,400 and 415,300 shares, respectively                                      (7,533)          (7,484)
      Deficit accumulated during the development stage                                                     (83,057)         (79,728)
                                                                                                        ----------       ----------
               Total stockholders' equity                                                                   23,487           26,851
                                                                                                        ----------       ----------
               Total liabilities and stockholders' equity                                               $   24,028       $   27,370
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

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)

                                                                                                                    FROM INCEPTION
                                                                                                                   (AUGUST 20, 1987)
                                                                                                                        THROUGH
                                                                           FOR THE YEAR ENDED DECEMBER 31,            DECEMBER 31,
                                                                  ---------------------------------------------    ----------------
                                                                        2003            2002            2001              2003
                                                                  ---------------------------------------------    ----------------
                                                                                                                      (UNAUDITED)
REVENUES AND OTHER INCOME
       Licensing fees                                                $       --      $    4,228      $    2,162       $    28,755
       Product royalties                                                     --              --              58               627
       Research and development grants                                      595             315             115             1,097
       Interest income                                                      318             711           1,526            13,022
       Gain on disposal of fixed assets                                     102              --              --               102
                                                                     ----------      ----------      ----------       -----------
             Total revenues and other Income                              1,015           5,254           3,861            43,603
                                                                     ----------      ----------      ----------       -----------
EXPENSES
       Research and development                                           2,161           6,420           3,028            91,789
       General and administrative                                         2,183           2,716           1,672            25,140
       Interest expense and amortization of intangibles                      --              --              --               388
                                                                     ----------      ----------      ----------       -----------
             Total expenses                                               4,344           9,136           4,700           117,317
                                                                     ----------      ----------      ----------       -----------
Loss from continuing operations                                          (3,329)         (3,882)           (839)          (73,714)
Income (loss) from discontinued operations                                   --              --              --            (1,828)
Gain on disposal                                                             --              --              --               939
                                                                     ----------      ----------      ----------       -----------
Net loss before cumulative effect of change in accounting
     principle                                                           (3,329)         (3,882)           (839)          (74,603)
Cumulative effect of change in accounting principle                          --              --              --            (8,454)
                                                                     ----------      ----------      ----------       -----------
NET LOSS                                                             $   (3,329)     $   (3,882)     $     (839)      $   (83,057)
                                                                     ==========      ==========      ==========       ===========

Net Loss PER SHARE - BASIC AND DILUTED                               $    (0.29)     $    (0.34)     $    (0.07)
                                                                     ==========      ==========      ==========
Shares used in net loss per share calculation:
       Basic                                                             11,487          11,412          11,333
       Diluted                                                           11,487          11,412          11,333

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands except share amounts)




                                                      PREFERRED STOCK           COMMON STOCK          ADDITIONAL
                                                ---------------------------------------------------    PAID-IN      DEFERRED
                                                   SHARES        AMOUNT     SHARES        AMOUNT        CAPITAL   COMPENSATION
                                                -----------  --------------------------------------- ------------ ------------
Exchange of common stock ($.004 per share)
  for technology rights and services from
  founding stockholders                                   --   $      --      245,367  $          -- $          1 $          --
  Net Loss                                                --          --           --             --           --            --
                                                ------------   --------- ------------  ------------- ------------ -------------
BALANCE AT DECEMBER 31, 1987 (unaudited)                  --          --      245,367             --            1            --
  Net Loss                                                --          --           --             --           --            --
                                                ------------   --------- ------------  ------------- ------------ -------------
BALANCE AT DECEMBER 31, 1988 (unaudited)                  --          --      245,367             --            1            --
  Proceeds from issuance of common stock                  --          --       65,431             --            3            --
  Net Loss                                                --          --           --             --           --            --
                                                ------------   --------- ------------  ------------- ------------ -------------
BALANCE AT DECEMBER 31, 1989 (unaudited)                  --          --      310,798             --            4            --
  Proceeds from issuance of common stock                  --          --          467             --           --            --
  Net Loss                                                --          --           --             --           --            --
                                                ------------   --------- ------------  ------------- ------------ -------------
BALANCE AT DECEMBER 31, 1990 (unaudited)                  --          --      311,265             --            4            --
  Net Loss                                                --          --           --             --           --            --
                                                ------------   --------- ------------  ------------- ------------ -------------
BALANCE AT DECEMBER 31, 1991 (unaudited)                  --          --      311,265             --            4            --
  Conversion of 391,305 shares of Series C
    preferred stock into common stock                     --          --       91,442             --          360            --
  Purchase of retirement of common stock                  --          --      (23,555)            --           (1)           --
  Proceeds from issuance of common stock                  --          --       16,946             --            7            --
  Net Loss                                                --          --           --             --           --            --
                                                ------------   --------- ------------  ------------- ------------ -------------
BALANCE AT DECEMBER 31, 1992 (unaudited)                  --          --      396,098              1          370            --
  Issuance of common stock for cash, April 1,
    1993, and May 12, 1993 ($5.50 per share),
    net of offering costs of $1,403                       --          --    1,534,996              2        7,037            --
  Issuance of common stock for cash and license
    agreement, December 9, 1993 ($10.42 per
    share), net of offering costs of $47                  --          --      239,933             --        2,453            --
  Conversion of Series A preferred stock to
    common stock                                          --          --      179,936             --          600            --
  Conversion of Series B preferred stock to
    common stock                                          --          --       96,013             --          378            --
  Conversion of Series C preferred stock to
    common stock                                          --          --      876,312              1        3,443            --
  Conversion of Series D preferred stock to
    common stock                                          --          --      280,248             --          599            --
  Conversion of bridge loan to common stock               --          --       64,000             --          256            --
  Net Loss                                                --          --           --             --           --            --
                                                ------------   --------- ------------  ------------- ------------ -------------



                                                                          DEFICIT
                                                                        ACCUMULATED
                                                     TREASURY STOCK      DURING THE       TOTAL
                                               -----------------------  DEVELOPMENT    STOCKHOLDERS
                                                 SHARES      AMOUNT        STAGE          EQUITY
                                               ---------  ------------ -------------   -----------
Exchange of common stock ($.004 per share)
  for technology rights and services from
  founding stockholders                                -- $         -- $          --   $         1
  Net Loss                                             --           --           (28)          (28)
                                                 -------- ------------ -------------   -----------
BALANCE AT DECEMBER 31, 1987 (unaudited)               --           --           (28)          (27)
  Net Loss                                             --           --          (327)         (327)
                                                 -------- ------------ -------------   -----------
BALANCE AT DECEMBER 31, 1988 (unaudited)               --           --          (355)         (354)
  Proceeds from issuance of common stock               --           --            --             3
  Net Loss                                             --           --          (967)         (967)
                                                 -------- ------------ -------------   -----------
BALANCE AT DECEMBER 31, 1989 (unaudited)               --           --        (1,322)       (1,318)
  Proceeds from issuance of common stock               --           --            --            --
  Net Loss                                             --           --        (1,426)       (1,426)
                                                 -------- ------------ -------------   -----------
BALANCE AT DECEMBER 31, 1990 (unaudited)               --           --        (2,748)       (2,744)
  Net Loss                                             --           --        (1,820)       (1,820)
                                                 -------- ------------ -------------   -----------
BALANCE AT DECEMBER 31, 1991 (unaudited)               --           --        (4,568)       (4,564)
  Conversion of 391,305 shares of Series C
    preferred stock into common stock                  --           --            --           360
  Purchase of retirement of common stock               --           --            --            (1)
  Proceeds from issuance of common stock               --           --            --             7
  Net Loss                                             --           --        (1,583)       (1,583)
                                                 -------- ------------ -------------   -----------
BALANCE AT DECEMBER 31, 1992 (unaudited)               --           --        (6,151)       (5,781)
  Issuance of common stock for cash, April 1,
    1993, and May 12, 1993 ($5.50 per share),
    net of offering costs of $1,403                    --           --            --         7,039
  Issuance of common stock for cash and license
    agreement, December 9, 1993 ($10.42 per
    share), net of offering costs of $47               --           --            --         2,453
  Conversion of Series A preferred stock to
    common stock                                       --           --            --           600
  Conversion of Series B preferred stock to
   common stock                                        --           --            --           378
  Conversion of Series C preferred stock to
    common stock                                       --           --            --         3,444
  Conversion of Series D preferred stock to
    common stock                                       --           --            --           600
  Conversion of bridge loan to common stock            --           --            --           256
  Net Loss                                             --           --        (2,532)       (2,532)
                                                 -------- ------------ -------------   -----------

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands except share amounts)




                                                           PREFERRED STOCK          COMMON STOCK       ADDITIONAL
                                                ------------------------------------------------------  PAID-IN        DEFERRED
                                                       SHARES        AMOUNT        SHARES    AMOUNT      CAPITAL     COMPENSATION
                                                ---------------- ----------------------------------------------------------------

BALANCE AT DECEMBER 31, 1993 (unaudited)                     --   $        --    3,667,536 $        4 $     15,136 $        --
  Deferred compensation resulting from grant
    of options                                               --            --           --         --          188        (188)
  Amortization of deferred compensation                      --            --           --         --           --          38
  Exercise of warrants to purchase common stock
    for cash, June 30, 1994 ($3.94 per share)                --            --       39,623         --          156          --
  Issuance of common stock for purchase of FTI,
    October 13, 1994                                         --            --      111,111         --        1,567          --
  Net loss                                                   --            --           --         --           --          --
                                                ---------------   -----------    --------- ---------- ------------ -----------
BALANCE AT DECEMBER 31, 1994
  Amortization of deferred compensation                      --            --    3,818,270          4       17,047        (150)
  Exercise of options to purchase common stock
    for cash,                                                --            --           --         --           --          37
    January and April 1995 ($.10 to $6.13 per                --            --        4,546         --           14          --
      share)
  Issuance of common stock for cash and a
    financing charge, March 9, 1995                          --            --       16,000         --           76          --
  Issuance of Series A preferred stock for
    cash, October 4, 1995, and October 19, 1995
    ($10.00 per share), net of offering costs
    of $651                                             598,850             1           --         --        5,336          --
  Conversion of warrants to purchase common
    stock as a result of offering under
    antidilution clause, October 19, 1995
    ($3.63 per share)                                        --            --           --         --           --          --
  Conversion of Series A preferred stock into
    common stock, November and December 1995            (94,000)           --      259,308         --           --          --
  Net loss                                                   --            --           --         --           --          --
                                                ---------------   -----------    --------- ---------- ------------ -----------
BALANCE AT DECEMBER 31, 1995                            504,850             1    4,098,124          4       22,473        (113)
  Deferred compensation resulting from grant
    of options                                               --            --           --         --           86         (86)
  Amortization of deferred compensation                      --            --           --         --           --          54
  Exercise of warrants to purchase common
    stock for cash, January through December
    1996 ($3.63 per share)                                   --            --      227,776         --          827          --
  Conversion of Series A preferred stock into
    common stock, January through November 1996        (507,563)           (1)   1,396,826          2           (1)         --
  Issuance of options for services, January
    12, 1996                                                 --            --           --         --           99          --
  Exercise of options to purchase common stock
    for cash, February through November 1996
    ($.001 to $5.50 per share)                               --            --       23,100         --           75          --
  Issuance of common stock for agreement not to
    compete, April 13, 1996                                  --            --       19,512         --          200          --
  Exercise of warrants to purchase Series A
    preferred stock under cashless exercise
    provision, June 5, 1996                               2,713            --           --         --           --          --
  Issuance of Series B preferred stock for
    cash, September 30, 1996, and October 11,
    1996 ($10.00 per share), net of offering
    costs of $2,557                                   1,692,500             2           --         --       14,366          --
  Conversion of Series B preferred stock into
    common stock, November through December 1996       (177,594)           --      268,058         --           --          --
  Net loss                                                   --            --           --         --           --          --
                                                ---------------   -----------    --------- ---------- ------------ -----------


                                                                        DEFICIT
                                                                      ACCUMULATED
                                                  TREASURY STOCK       DURING THE          TOTAL
                                                 -------------------   DEVELOPMENT      STOCKHOLDERS
                                                 SHARES    AMOUNT        STAGE             EQUITY
                                               --------------------- -------------      ------------

BALANCE AT DECEMBER 31, 1993 (unaudited)          --  $          --  $         (8,683)$       6,457
  Deferred compensation resulting from grant
    of options                                       --          --             --            --
  Amortization of deferred compensation              --          --             --            38
  Exercise of warrants to purchase common stock
    for cash, June 30, 1994 ($3.94 per share)        --          --             --           156
  Issuance of common stock for purchase of FTI,
    October 13, 1994                                 --          --             --         1,567
  Net loss                                           --          --         (3,970)       (3,970)
                                               --------    --------  ------------- -------------
BALANCE AT DECEMBER 31, 1994
  Amortization of deferred compensation              --          --        (12,653)        4,248
  Exercise of options to purchase common stock
    for cash,                                        --          --             --            37
    January and April 1995 ($.10 to $6.13 per        --          --             --            14
      share)
  Issuance of common stock for cash and a
    financing charge, March 9, 1995                  --          --             --            76
  Issuance of Series A preferred stock for
    cash, October 4, 1995, and October 19, 1995
    ($10.00 per share), net of offering costs
    of $651                                          --          --             --         5,337
  Conversion of warrants to purchase common
    stock as a result of offering under
    antidilution clause, October 19, 1995
    ($3.63 per share)                                --          --             --            --
  Conversion of Series A preferred stock into
    common stock, November and December 1995         --          --             --            --
  Net loss                                           --          --         (4,287)       (4,287)
                                               --------    --------  ------------- -------------
BALANCE AT DECEMBER 31, 1995                         --          --        (16,940)        5,425
  Deferred compensation resulting from grant
    of options                                       --          --             --            --
  Amortization of deferred compensation              --          --             --            54
  Exercise of warrants to purchase common
    stock for cash, January through December
    1996 ($3.63 per share)                           --          --             --           827
  Conversion of Series A preferred stock into
    common stock, January through November 1996      --          --             --            99
  Issuance of options for services, January
    12, 1996                                         --          --             --            75
  Exercise of options to purchase common stock
    for cash, February through November 1996
    ($.001 to $5.50 per share)                       --          --             --            --
  Issuance of common stock for agreement not to
    compete, April 13, 1996                          --          --             --           200
  Exercise of warrants to purchase Series A
    preferred stock under cashless exercise
    provision, June 5, 1996                          --          --             --            --
  Issuance of Series B preferred stock for
    cash, September 30, 1996, and October 11,
    1996 ($10.00 per share), net of offering
    costs of $2,557                                  --          --             --        14,368
  Conversion of Series B preferred stock into
    common stock, November through December 1996     --          --             --            --
  Net loss                                           --          --         (9,470)       (9,470)
                                               --------    --------  ------------- -------------

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands except share amounts)



                                                        PREFERRED STOCK            COMMON STOCK       ADDITIONAL
                                                  ---------------------------------------------------  PAID-IN      DEFERRED
                                                     SHARES        AMOUNT      SHARES      AMOUNT      CAPITAL    COMPENSATION
                                                  -------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                        1,514,906  $         2    6,033,396  $       6   $    38,125  $         (145)
  Deferred compensation resulting from grant
  of options                                               --           --           --         --         2,110          (2,110)
  Amortization of deferred compensation                    --           --           --         --            --             854
  Exercise of options to purchase common stock
    for cash, January through December 1997
($0.00 to $22.25 per share)                                --           --       90,955         --           522              --
  Exercise of warrants to purchase common stock
    for cash, January through December 1997
    ($3.63 and $3.07 per share)                            --           --       22,368         --            75              --
  Issuance of common stock for a cashless
    exercise of Series A preferred stock
    warrants, February through September 1997              --           --       81,294         --            --              --
  Exercise of Series A preferred stock warrants
    to purchase common stock for cash, April 1997
    ($11.00 per share)                                     --           --          818         --             3              --
  Issuance of common stock for a cashless
    exercise of Series B preferred stock
    warrants, April through November 1997                  --           --       88,223         --            --              --
  Exercise of Series B preferred stock warrants
    to purchase common stock for cash, April
    through July 1997 ($11.00 per share)                   --           --       17,169         --           125              --
  Issuance of common stock as final purchase
    price for acquisition of FTI, January 31, 1997
    ($9.833 per share)                                     --           --      305,095          1            --              --
  Issuance of common stock as final debt payment
    on FTI acquisition, January 31, 1997 ($9.833
    per share)                                             --           --       19,842         --            94              --
  Conversion of Series B preferred stock into
    common stock, January through October 1997     (1,514,906)          (2)   2,295,263          2            (1)             --
  Issuance of common stock for cash, July 25,
    1997 ($30.00 per share), net of offering
    costs of $5,439                                        --           --    2,587,500          3        72,183              --
  Purchase of treasury stock, December 1997                --           --           --         --            --              --
  Net loss                                                 --           --           --         --            --              --
                                                  -----------  -----------    ---------  ---------   -----------  --------------

                                                                                DEFICIT
                                                                              ACCUMULATED
                                                        TREASURY STOCK         DURING THE      TOTAL
                                                  --------------------------  DEVELOPMENT   STOCKHOLDERS
                                                      SHARES       AMOUNT         STAGE       EQUITY
                                                  --------------------------- -----------  ------------
BALANCE AT DECEMBER 31, 1996                                --    $        --  $   (26,410) $    11,578
  Deferred compensation resulting from grant
  of options                                                --             --          --           --
  Amortization of deferred compensation                     --             --          --          854
  Exercise of options to purchase common stock
    for cash, January through December 1997
($0.00 to $22.25 per share)                                 --             --          --          522
  Exercise of warrants to purchase common stock
    for cash, January through December 1997
    ($3.63 and $3.07 per share)                             --             --          --           75
  Issuance of common stock for a cashless
    exercise of Series A preferred stock
    warrants, February through September 1997               --             --          --           --
  Exercise of Series A preferred stock warrants
    to purchase common stock for cash, April 1997
    ($11.00 per share)                                      --             --          --            3
  Issuance of common stock for a cashless
    exercise of Series B preferred stock
    warrants, April through November 1997                   --             --          --           --
  Exercise of Series B preferred stock warrants
    to purchase common stock for cash, April
    through July 1997 ($11.00 per share)                    --             --          --          125
  Issuance of common stock as final purchase
    price for acquisition of FTI, January 31, 1997
    ($9.833 per share)                                      --             --          --            1
  Issuance of common stock as final debt payment
    on FTI acquisition, January 31, 1997 ($9.833
    per share)                                              --             --          --           94
  Conversion of Series B preferred stock into
    common stock, January through October 1997              --             --          --           (1)
  Issuance of common stock for cash, July 25,
    1997 ($30.00 per share), net of offering
    costs of $5,439                                         --             --          --       72,186
  Purchase of treasury stock, December 1997             61,500         (1,287)         --       (1,287)
  Net loss                                                  --             --     (13,174)     (13,174)
                                                    ----------    ----------- -----------  -----------

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands except share amounts)



                                                     PREFERRED STOCK            COMMON STOCK       ADDITIONAL
                                               ---------------------------------------------------  PAID-IN      DEFERRED
                                                  SHARES        AMOUNT      SHARES      AMOUNT      CAPITAL    COMPENSATION
                                               -------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997                            --    $        -- 11,541,923 $       12   $      113,236  $    (1,401)
  Deferred compensation resulting from grant            --             --         --         --               55           --
    of options
  Amortization of deferred compensation                 --             --         --         --               --          422
  Forfeiture of stock options, December 1998            --             --         --         --              (21)          21
  Exercise of options to purchase common stock
    for cash, January through October 1998
    ($0.43 to $22.25 per share)                         --             --     63,022         --              344           --
  Issuance of common stock for services,
    January 15, 1998                                    --             --      5,000         --              103           --
  Issuance of common stock for a cashless
    exercise of Series B preferred stock
    warrants, May through July 1998                     --             --     11,195         --               --           --
  Purchase of treasury stock, January through
    September 1998 ($13.00 to $20.65 per share          --             --         --         --               --           --
  Net loss                                              --             --         --         --               --           --
                                               -----------    ----------- ---------- ----------   --------------  -----------
BALANCE AT DECEMBER 31, 1998                            --             -- 11,621,140         12          113,717         (958)
  Deferred compensation resulting from grant
    of options                                          --             --         --         --             (229)         229
 Amortization of deferred compensation                  --             --          --         --               --          239
  Exercise of options to purchase common stock
    for cash, February through September 1999
($0.04 to $8.375 per share)                             --             --     31,866         --               72           --
  Issuance of common stock for a cashless
    exercise of common stock warrants,
    February 1999                                       --             --      4,775         --               --           --
  Issuance of common stock for a cashless
    exercise of Series A preferred stock
    warrants, April 1999                                --             --     22,131         --               --           --
  Issuance of common stock for a cashless
    exercise of Series B preferred stock
    warrants, March through April 1999                  --             --        876         --               --           --
  Exercise of Series B preferred stock
    warrants to purchase common stock for
    cash, January 1999 ($11.00 per share)               --             --        536         --                4           --
  Net loss                                              --             --         --         --               --           --
                                               -----------    -----------   -------- ----------   --------------  -----------
BALANCE AT DECEMBER 31, 1999                            --             -- 11,681,324         12          113,564         (490)
  Deferred compensation resulting from grant
    of options                                          --             --         --         --               77          (34)
  Amortization of deferred compensation                 --             --         --         --               --          283
  Exercise of options to purchase common stock
    for cash, March through September 2000
    ($0.43 to $8.375 per share)                         --             --     49,416         --              112           --
  Issuance of common stock through employee
    stock purchase plan for cash, December 2000         --             --      9,379         --               21           --
  Issuance of common stock to Board of
Director members for services, May through
  December 2000                                         --             --      2,034         --                6           --
  Net loss                                              --             --         --         --               --           --
                                               -----------    -----------   -------- ----------   --------------  -----------


























                                                                            DEFICIT
                                                                           ACCUMULATED
                                                     TREASURY STOCK        DURING THE       TOTAL
                                               --------------------------  DEVELOPMENT   STOCKHOLDERS
                                                   SHARES       AMOUNT       STAGE          EQUITY
                                               --------------------------- -----------  -------------
BALANCE AT DECEMBER 31, 1997                          61,500   $ (1,287)  $             $   70,976
  Deferred compensation resulting from grant              --         --             --          55
    of options
  Amortization of deferred compensation                   --         --             --         422
  Forfeiture of stock options, December 1998              --         --             --          --
  Exercise of options to purchase common stock
    for cash, January through October 1998
    ($0.43 to $22.25 per share)                           --         --             --         344
  Issuance of common stock for services,
    January 15, 1998                                      --         --             --         103
  Issuance of common stock for a cashless
    exercise of Series B preferred stock
    warrants, May through July 1998                       --         --             --          --
  Purchase of treasury stock, January through
    September 1998 ($13.00 to $20.65 per share       353,800     (6,197)            --      (6,197)
  Net loss                                                --         --        (12,316)    (12,316)
                                                  ----------   --------        --------    --------
BALANCE AT DECEMBER 31, 1998                         415,300     (7,484)       (51,900)     53,387
  Deferred compensation resulting from grant
    of options                                            --         --             --          --
 Amortization of deferred compensation                    --         --             --         239
  Exercise of options to purchase common stock
    for cash, February through September 1999
($0.04 to $8.375 per share)                               --         --             --          72
  Issuance of common stock for a cashless
    exercise of common stock warrants,
    February 1999                                         --         --             --          --
  Issuance of common stock for a cashless
    exercise of Series A preferred stock
    warrants, April 1999                                  --         --             --          --
  Issuance of common stock for a cashless
    exercise of Series B preferred stock
    warrants, March through April 1999                    --         --             --          --
  Exercise of Series B preferred stock
    warrants to purchase common stock for
    cash, January 1999 ($11.00 per share)                 --         --             --           4
  Net loss                                                --         --        (11,952)    (11,952)
                                                  ----------   --------        --------    --------
BALANCE AT DECEMBER 31, 1999                         415,300     (7,484)       (63,852)     41,750
  Deferred compensation resulting from grant
    of options                                            --         --             --          43
  Amortization of deferred compensation                   --         --             --         283
  Exercise of options to purchase common stock
    for cash, March through September 2000
    ($0.43 to $8.375 per share)                           --         --             --         112
  Issuance of common stock through employee
    stock purchase plan for cash, December 2000           --         --             --          21
  Issuance of common stock to Board of
Director members for services, May through
  December 2000                                           --         --             --           6
  Net loss                                                --         --        (11,155)    (11,155)
                                                  ----------   --------        --------    --------

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands except share amounts)

                                                       PREFERRED STOCK          COMMON STOCK        ADDITIONAL
                                                 ------------------------------------------------    PAID-IN      DEFERRED
                                                  SHARES        AMOUNT      SHARES      AMOUNT       CAPITAL    COMPENSATION
                                                 ------------------------------------------------ ----------------------------
BALANCE AT DECEMBER 31, 2000                            --  $       --    11,742,153 $      12  $    113,780   $        (241)
  Compensation resulting from grant of options          --          --            --        --            36              --
  Compensation resulting from extension of
    warrants                                            --          --            --        --            23              --
  Amortization of deferred compensation                 --          --            --        --            --             230
  Exercise of options to purchase common stock
    for cash, February through December 2001
      ($0.64 to $4.00 per share)                        --          --        12,242        --            25              --
  Issuance of common stock through employee
    stock purchase plan for cash, June and
    December 2001                                       --          --         8,431        --            25              --
  Issuance of common stock to Board of Director
    members for services, February through
    December 2001                                       --          --         2,690        --             9              --
  Net loss                                              --          --            --        --            --              --
                                                 ---------  ----------  ------------ ---------  ------------   -------------
BALANCE AT DECEMBER 31, 2001                            --  $       --    11,765,516 $      12  $    113,898   $         (11)
  Amortization of deferred compensation                 --          --            --        --            --              11
  Exercise of options to purchase common stock
    for cash, January and February 2002 ($0.64
    to $2.94 per share)                                 --          --        31,265        --            21              --
  Purchase common stock through employee stock
    purchase plan for cash, June 2002                   --          --         4,824        --             6              --
  Issuance of common stock to Employees                 --          --       105,000        --           111              --
  Issuance of common stock to Board of Director
    members for services, March through December
    2002                                                --          --        11,572        --            15              --
  Net loss                                              --          --            --        --            --              --
                                                 ---------  ----------  ------------ ---------  ------------   -------------
BALANCE AT DECEMBER 31, 2002                            --  $       --    11,918,177 $      12  $    114,051   $          --
  Issuance of common stock to Board of Director
    members for services, February through
    May 2003                                            --          --        10,871        --            14              --
 Purchase of treasury stock April ($1.37 to
  $1.50 per share)                                      --          --            --        --            --              --
  Net loss                                              --          --            --        --            --              --
                                                 ---------  ----------  ------------ ---------  ------------   -------------
BALANCE AT DECEMBER 31, 2003                           --   $       --    11,929,048 $      12  $    114,065   $          --
                                                 =========  ==========  ============ =========  ============   =============


                                                                              DEFICIT
                                                                             ACCUMULATED
                                                       TREASURY STOCK        DURING THE        TOTAL
                                                   ------------------------  DEVELOPMENT    STOCKHOLDERS
                                                      SHARES       AMOUNT       STAGE          EQUITY
                                                 - ------------------------ -------------  -------------
BALANCE AT DECEMBER 31, 2000                         415,300  $     (7,484) $      (75,007)   $       31,060
  Compensation resulting from grant of options            --            --              --                36
  Compensation resulting from extension of
    warrants                                              --            --              --                23
  Amortization of deferred compensation                   --            --              --               230
  Exercise of options to purchase common stock
    for cash, February through December 2001
      ($0.64 to $4.00 per share)                          --            --              --                25
  Issuance of common stock through employee
    stock purchase plan for cash, June and
    December 2001                                         --            --              --                25
  Issuance of common stock to Board of Director
    members for services, February through
    December 2001                                         --            --              --                 9
  Net loss                                                --            --            (839)             (839)
                                                  ----------  ------------  --------------    --------------
BALANCE AT DECEMBER 31, 2001                         415,300  $     (7,484) $      (75,846)   $       30,569
  Amortization of deferred compensation                   --            --              --                11
  Exercise of options to purchase common stock
    for cash, January and February 2002 ($0.64
    to $2.94 per share)                                   --            --              --                21
  Purchase common stock through employee stock
    purchase plan for cash, June 2002                     --            --              --                 6
  Issuance of common stock to Employees                   --            --              --               111
  Issuance of common stock to Board of Director
    members for services, March through December
    2002                                                  --            --              --                15
  Net loss                                                --            --          (3,882)           (3,882)
                                                  ----------  ------------  --------------    --------------
BALANCE AT DECEMBER 31, 2002                         415,300  $     (7,484) $      (79,728)   $       26,851
  Issuance of common stock to Board of Director
    members for services, February through
    May 2003                                              --            --              --                14
 Purchase of treasury stock April ($1.37 to
  $1.50 per share)                                    34,100           (49)             --               (49)
  Net loss                                                --            --          (3,329)           (3,329)
                                                  ----------  ------------  --------------    --------------
BALANCE AT DECEMBER 31, 2003                         449,400  $     (7,533) $      (83,057)   $       23,487
                                                  ==========  ============  ==============    ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                                                   FROM INCEPTION
                                                                                                                  (AUGUST 20, 1987)
                                                                           FOR THE YEAR ENDED DECEMBER 31,             THROUGH
                                                                      -------------------------------------------    DECEMBER 31,
                                                                          2003            2002             2001          2003
                                                                      ----------      ----------        ---------    ----------
                                                                                                                     (UNAUDITED)
Cash Flows from Operating Activities
Net loss                                                              $   (3,329)     $   (3,882)       $    (839)   $   (83,057)
Gain on disposal of discontinued operations                                   --              --               --           (939)
Gain on disposal of fixed assets
                                                                            (102)             --               --           (102)
Adjustments to reconcile net loss to net cash
  used in operating activities:
         Noncash financing costs                                              --              --               --            316
         Noncash inventory impairment                                         --           4,417               --          4,417
         Noncash patent impairment                                            --           1,031               --          1,031
         Noncash decrease in accounts payable                                 --          (1,308)              --         (1,308)
         Depreciation and amortization                                        78             226              666          3,764
         Noncash expenses related to stock-based transactions                 14             137              298          2,572
         Common stock issued for agreement not to compete                     --              --               --            200
         Series B Preferred Stock issued for consulting services              --              --               --             18
         Maturities (purchases) of marketable securities                  14,455          12,080               --         26,535
Changes in operating assets and liabilities (net effects of purchase of businesses in 1988 and 1994):
         (Increase) decrease in receivables                                   --              --               --           (199)
         Decrease (increase) in inventory                                     --              --              108         (4,447)
         (Increase) decrease in prepaid expenses and other
              current assets                                                 297             262               74             64
         (Decrease) increase in accounts payable and
              accrued expenses                                                22            (290)            (808)         1,736
         (Decrease) increase in deferred revenue                              --          (4,228)          (2,161)            --
         (Increase) decrease in other assets                                (284)             --               --           (284)
                                                                      ----------      ----------        ---------    -----------
Net cash provided by (used in) operating activities                       11,151           8,445           (2,662)       (49,683)
Cash Flows from Investing Activities
         Maturities (purchase) of marketable securities                       --              --            1,811        (28,723)
         Capital expenditures                                                 --             (49)              (1)        (2,268)
         Purchase of technology rights and other assets                      (64)           (261)            (188)        (2,269)
         (Increase) decrease in note receivable                            1,000          (1,000)              --             --
         Proceeds from sale of fixed assets                                  225              --               --            225
         Cash acquired in purchase of FTI                                     --              --               --              3
         Proceeds from sale of subsidiary, less
              $12,345 for operating losses during
              1990 phase-out period                                           --              --               --            138
         Proceeds from sale of the assets of FTI                              --              --               --          2,250
         Increase in net assets held for disposal                             --              --               --           (213)
                                                                      ----------      ----------        ---------    -----------
Net cash provided by (used in) investing activities                        1,161          (1,310)           1,622        (30,857)
Cash Flows from Financing Activities
         Proceeds from issuance of common stock                               --              27               50         84,224
         Proceeds from issuance of preferred stock                            --              --               --         23,688
         Purchase of treasury stock                                          (49)             --               --         (7,533)
         Proceeds from issuance of notes payable                              --              --               --          2,839
         Principal payments on notes payable                                  --              --               --         (1,732)
                                                                      ----------      ----------        ---------    -----------
Net cash provided by financing activities                                    (49)             27               50        101,486
                                                                      ----------      ----------        ---------    -----------
Net INCREASE (Decrease) in Cash and Cash Equivalents                       12,263          7,162             (990)        20,946
Cash and Cash Equivalents at beginning of Period
                                                                           8,683           1,521            2,511             --
                                                                      ----------      ----------        ---------    -----------
Cash and Cash Equivalents at end of Period                            $   20,946      $    8,683        $   1,521     $   20,946
                                                                      ==========      ==========        =========     ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

1.  ORGANIZATION AND OPERATIONS:

    Zonagen, Inc. (the "Company", Zonagen, or "we", "us" or "our") was organized on August 20, 1987 and is a development stage company. The Company is engaged in the development of pharmaceutical products that address diseases and conditions associated with the treatment of hormonal and reproductive system disorders. Our two lead product candidates are Progenta(TM), a compound licensed to us from the National Institutes of Health ("NIH") and currently being evaluated in several female indications, and Androxal(TM) for the testosterone deficiency market. From our inception through December 31, 2003, we have been primarily engaged in research and development and clinical development.

    Prior to 2004, we focused our resources on the development of VASOMAX(R), and related phentolamine-based products for the treatment of male erectile dysfunction. Beginning in 1999, the US Food and Drug Administration ("FDA") placed our phentolamine-based products on clinical hold, which was subsequently lifted to a partial clinical hold the following year. As a result of the setbacks associated with this FDA hold, as well as other setbacks with the European regulatory agency in connection with phentolamine, we undertook two separate efforts in 2002 and 2000 to aggressively locate strategic alternatives, including the use of two investment banks to assist in this search. All of these efforts culminated in a definitive merger agreement being signed in October 2002 with a potential strategic partner, which was subsequently terminated in March 2003 for regulatory and other reasons. During the remainder of 2003, the Board continued to review all of the options available to us.

    As a result of the numerous Board discussions during 2003, our Board of Directors approved, on October 17, 2003, a modified Dutch auction self tender offer to purchase up to 9,836,065 shares, or up to 86%, of our common stock at a purchase price not greater than $2.10 nor less than $1.83 per share, which amount was subsequently amended to 8,571,428 shares of our common stock (the "Tender Offer"). It was intended that we would continue to develop our earlier stage technologies with a focus on Progenta(TM) and Androxal(TM) with funds remaining from the Tender Offer, which at that time was anticipated to be no less than $4 million.

    On January 13, 2004, the Company announced the final results of its Tender Offer, which expired on January 7, 2004. Zonagen accepted for purchase 6,548,485 shares (57% of our outstanding common stock) at a purchase price of $2.10 per share in accordance with the terms of the Tender Offer which included 60,888 shares issuable upon exercise of options tendered by directors for a total aggregate purchase amount of approximately $13.7 million, exclusive of costs associated with the offer. As of December 31, 2003 the Company had $22.9 million in cash, cash equivalents and marketable securities and would have had 8.7 million, inclusive of an accrual for payment of accounts payable and accrued liabilities of $541,000 had the Tender Offer had been completed by year end 2003. Four of the five members of Zonagen's Board of Directors tendered all of their shares and in-the-money options (except in-the-money options exercisable for 5,000 shares held by one director) in the Tender Offer. Joseph S. Podolski, Zonagen's President and CEO did not tender any of his shares or options. These four Board members did not stand for re-election at Zonagen's 2003 Annual Meeting of Shareholders which was concluded on January 14, 2004. During that meeting four new Board members were elected.

    Nasdaq has established rules and policies with respect to the continued listing of securities on Nasdaq. The Nasdaq National Market has a requirement that a listed company have at least $10 million in stockholders' equity in order to remain listed on the National Market. Due to the January 2004 Tender Offer, the Company has fallen below that requirement. In the event that Nasdaq determines to notify us that we are no longer in compliance with certain of its listing requirements, we believe, but cannot assure, that Nasdaq may permit us to move to the Nasdaq SmallCap Market without requiring that we meet the SmallCap Market initial listing requirements. In such event, we would intend to move to the SmallCap Market if Nasdaq permits.

    The Company has experienced negative cash flows from operations since inception and has funded its activities to date primarily from equity financings and corporate collaborations. The Company will continue to require substantial funds for research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if appropriate, if the FDA or other regulatory approvals are obtained. The Company believes that its existing capital resources under its current operating plan will be sufficient to fund the Company's operations through the end of June 2005. There can be no assurance that changes in our current strategic plans or other events will not result in accelerated or unexpected expenditures.

    Zonagen's results of operations may vary significantly from year to year and quarter to quarter, and depend, among other factors, on the Company's ability to be successful in our clinical trials, the regulatory approval process in the United States and other foreign jurisdictions and the ability to complete new licenses and product development agreements. The timing of our revenues may not match the timing of our associated product development expenses. To date, research and development expenses have generally exceeded revenue in any particular period and/or fiscal year.

    As of December 31, 2003, the Company had an accumulated deficit of $83.1 million. Losses have resulted principally from costs incurred in conducting clinical trials for VASOMAX(R) and the related female sexual dysfunction product, in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts. Due to various tax regulations, including change in control provisions in the tax code the value of this tax asset to the Company can be substantially diminished. For additional information relating to the Company's net operating loss carryforward see "Note 6. Federal Income Taxes" of the Notes to Consolidated Financial Statements.

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

MARKETABLE SECURITIES

    Management determines the appropriate classification of investments in debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. Securities for which the Company has the ability and intent to hold to maturity are classified as "held to maturity". Securities classified as "trading securities" are recorded at fair value. Gains and losses on trading securities, realized and unrealized, are included in earnings and are calculated using the specific identification method. Any other securities are classified as "available for sale." At December 31, 2003 all securities were classified as trading securities. The cost basis including purchased premium for these securities was $2.0 million and $16.5 million at December 31, 2003 and 2002, respectively.

Marketable securities as of December 31, 2003 consist of only short term investments totaling $2.0 million. The Company's investments typically include corporate bonds and notes, Euro-dollar bonds, taxable auction securities and asset-backed securities. The Company's policy is to require minimum credit ratings of A2/A and A1/P1 with maturities of up to three years. The average life of the investment portfolio may not exceed 24 months.

NOTE RECEIVABLE

    On November 8, 2002, the Company completed a $1.0 million bridge loan with a prior potential strategic partner that was repaid with interest on April 9, 2003.

PRODUCT INVENTORY

    The Company maintains an inventory of bulk phentolamine which is the active ingredient in VASOMAX(R), the Company's oral treatment for male erectile dysfunction ("MED"). Due to the mutual termination of the Schering-Plough Agreements in July 2002, the future uncertainty surrounding the VASOMAX(R) product and the fact that the Company is not presently committing resources toward the approval of VASOMAX(R), the Company wrote-off its bulk phentolamine inventory previously valued at $4.4 million in the quarter ended June 30, 2002.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

    Prepaid expenses and other current assets primarily consist of prepaid insurance, prepaid operating expenses and other miscellaneous assets, interest and other receivables.

FIXED ASSETS

    Fixed assets include lab equipment, furniture and leasehold improvements and are recorded at cost, less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over an estimated useful life of five years or, in the case of leasehold improvements, amortized over the remaining term of the lease. Maintenance and repairs that do not improve or extend the life of assets are expensed as incurred. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income during the period in which the transaction occurred.

    Since the Company was operating primarily as a virtual company utilizing outside consultants to perform limited research and development and clinical development activities and intended to redeploy its existing assets, the Company held an auction in June 2003 and sold substantially all of its fixed assets for approximate net proceeds of $225,000, which was $102,000 over their book value.

OTHER ASSETS

    Other assets consist of patent costs and costs associated with its Tender Offer. Patent costs are being amortized over 20 years, or the lesser of the legal or the estimated economic life of the patent. Amortization of patent costs was $9,000, $35,000 and $85,000 in 2003, 2002 and 2001, respectively.

    As of December 31, 2003, the Company had approximately $563,000 in capitalized patents reflected on its balance sheet. Of this amount $240,000 relate to patents for Zonagen's Selective Progesterone Receptor Modulators ("SPRM") which is being developed as an oral treatment for endometriosis through an SBIR grant; $186,000 relates to vaccine adjuvant technologies; $72,000 relates to prostate cancer vaccine technologies; and $65,000 relates to various other technologies.

    Due to the mutual termination of the Schering-Plough Agreements in July 2002, the future uncertainty surrounding the VASOMAX(R) product and the fact that the Company is not presently committing resources toward the approval of VASOMAX(R), the Company wrote-off its VASOMAX(R) patent estate previously valued at approximately $1.0 million, which was net of $217,000 in accumulated amortization in the quarter ended June 30, 2002.

    The Company incurred $284,000 in the three month period ended December 31, 2003 relating to transaction costs associated with its Tender Offer. These costs were recorded as other assets and will be charged to treasury stock in January 2004 when the Tender Offer was completed.

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

    The cumulative effect of adopting SAB 101 at January 1, 2000 resulted in a one-time, non-cash charge of $8.5 million, with a corresponding increase to deferred revenue that was recognized in later periods. The $8.5 million represents portions of 1997 and 1998 payments received from Schering-Plough in consideration for the exclusive license of the Company's VASOMAX(R) product for the treatment of MED. For the year ended December 31, 2002, the Company recognized $4.2 million of licensing fees revenue that was included in the cumulative effect adjustment as of January 1, 2000. Due to the mutual termination of the Schering-Plough Agreements in July 2002, the Company recognized the remaining $3.2 million of deferred revenue in the quarter ended September 30, 2002.

Product Royalties

    Under the terms of the Schering-Plough Agreements, the Company had received quarterly royalty payments based on net sales of VASOMAX(R) in Mexico and Brazil by Schering-Plough. The Company recognized royalty revenue when it was received. Due to the July 2002 mutual termination of the Schering-Plough Agreements the Company does not expect to receive any royalties in the foreseeable future.

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

LOSS PER SHARE

    Basic EPS is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as fully diluted EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method to potentially dilutive outstanding options. In all applicable years all common stock equivalents were antidilutive and accordingly were not included in the computation.

STOCK-BASED COMPENSATION

    The Company has two stock-based compensation plans at December 31, 2003, which are described more fully in note 8.

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

                                                                                                            DECEMBER 31,
                                                                                                 2003          2002         2001
                                                                                             -----------------------------------
 Net loss, as reported.......................................................................$   (3,329)   $   (3,882)  $   (839)
 Add: Stock-based employee compensation
   expense included in reported net
   income, net of related tax effects........................................................        14           137        298
 Deduct: Total stock-based
   employee compensation expense
   determined under fair value based
   method for all awards, net of
   related tax effects.......................................................................    (1,374)       (2,175)    (2,497)
                                                                                             ----------    ----------   --------
   Pro forma net loss........................................................................   $(4,689)   $   (5,920)  $ (3,038)
                                                                                             ==========    ==========   ========
 Loss per share--
   Basic-- as reported.......................................................................$    (0.29)    $   (0.34)  $  (0.07)
   Basic-- pro forma.........................................................................     (0.41)        (0.52)     (0.27)
   Diluted-- as reported.....................................................................     (0.29)        (0.34)     (0.07)
   Diluted-- pro forma.......................................................................     (0.41)        (0.52)     (0.27)

    Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

    Under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants in 2003, 2002, and 2001, respectively: risk-free interest rates of 3.8%, 5.4%, and 4.9%; with no expected dividends; expected lives of 4.2, 4.9, and 4.7 years; expected volatility of 90%, 88%, and 89%. The weighted average fair value of options granted at market for 2003, 2002 and 2001 was $.39, $3.22 and $2.39, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." In December 2003, the FASB issued a revised version of this interpretation, FIN 46(R). FIN 46(R) addresses the requirements for business enterprises to consolidate certain variable interest entities who are the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 and FIN 46(R) are effective immediately for all new variable interest entities created or acquired after January 31, 2003. The revised provisions of the interpretation will become applicable for the first reporting period ending after March 15, 2004 for variable interest entities created before February 1, 2003. The adoption of FIN 46 did not impact our financial statements. The adoption of FIN 46(R) is not anticipated to have a material effect on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. The statement requires that an issuer classify financial instruments that are within its scope as a liability and requires disclosure regarding the terms of those instruments and settlement alternatives. Previously, many of these instruments were classified as equity or as mezzanine instruments (between the liabilities and the equity section). SFAS No. 150 is effective immediately for qualifying financial instruments issued after May 31, 2003 and was effective for existing issuances as of the third quarter ended September 30, 2003. Adoption of SFAS No. 150 did not have a material effect on our results of operations or financial position.

3.  FIXED ASSETS:

    Fixed assets are classified as follows (in thousands):

                                                                                                                    DECEMBER 31,
                                                                                                               --------------------
                                                                                                                  2003       2002
                                                                                                               ---------  ---------
 Laboratory equipment.......................................................................................   $      --  $   1,119
 Furniture and fixtures.....................................................................................          --        154
 Office equipment...........................................................................................          --        371
 Leasehold improvements.....................................................................................          --        506
                                                                                                               ---------  ---------
                                                                                                                      --      2,150
  Less -- Accumulated depreciation
    and amortization........................................................................................          --     (1,959)
                                                                                                               ---------  ---------
 Total......................................................................................................   $      --  $     191
                                                                                                               =========  =========

    The Company held an auction in June 2003 and sold substantially all of its fixed assets for approximate net proceeds of $225,000, which was $102,000 over their book value. The Company currently possesses some lab equipment and furniture whose value has previously been fully depreciated.

4.  OPERATING LEASES:

    The Company leases laboratory and office space, and equipment pursuant to leases accounted for as operating leases. The lease for the Company's laboratory and office space expires in July 2004. Rental expense for the years ended December 31, 2003, 2002 and 2001, was approximately $145,000, $255,000 and
$248,000, respectively. Future minimum lease payments under noncancelable leases with original terms in excess of one year as of December 31, 2003, are approximately $13,000, all due during 2004.

5.  ACCRUED EXPENSES:

    Accrued expenses consist of the following (in thousands):

                                                                                                                    DECEMBER 31,
                                                                                                               --------------------
                                                                                                                  2003       2002
                                                                                                               ---------  ---------
 Research and development costs.............................................................................   $      39  $     55
 Legal......................................................................................................          91       141
 Insurance..................................................................................................          75        73
 Other......................................................................................................         210       164
                                                                                                               ---------  --------
 Total......................................................................................................   $     415  $    433
                                                                                                               =========  ========

6.  FEDERAL INCOME TAXES:

    The Company has had losses since inception and, therefore, has not been subject to federal income taxes. The Company has accumulated approximately $2.9 million of research and development tax credits. As of December 31, 2003 and 2002, the Company had approximately $75.6 million and $72.3 million, respectively, of net operating loss ("NOL") carry-forwards for federal income tax purposes. Additionally, approximately $614,000 of NOLs, and approximately $34,000 of research and development tax credits will expire in 2004.

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

                                                                                                                    DECEMBER 31,
                                                                                                               --------------------
                                                                                                                  2003       2002
                                                                                                               ---------  ---------
 Net operating loss carryforwards..........................................................................    $  25,704  $  24,571
 Book/tax difference on basis of assets
   and license agreements..................................................................................           --        (49)
 Research and development tax credits......................................................................        2,905      2,939
 Accruals/expenses not currently deductible................................................................        1,510       1527
                                                                                                               ---------  ---------
 Total deferred tax assets.................................................................................       30,119     28,988
 Less-- Valuation allowance................................................................................      (30,119)   (28,988)
                                                                                                               ---------  ---------
 Net deferred tax assets...................................................................................    $      --  $      --
                                                                                                               =========  =========

7.  STOCKHOLDERS' EQUITY:

TREASURY STOCK

    On December 12, 1997, the Company announced a stock buyback of the Company's common stock. The purchases were made from time to time in the open market at prevailing market prices. As of December 31, 1998, the Company had purchased 415,300 shares at an aggregate purchase price of $7.5 million for an average price of $18.02 per share. In April 2003 the Company bought back an additional 34,100 shares at an aggregate purchase price of $49,000 for an average price of $1.44 per share.

EARNINGS PER SHARE

    The following table presents information necessary to calculate earnings per share for the three years ended December 31, 2003, 2002 and 2001 (in thousands, except per share amounts):

                                                                                   2003       2002        2001
                                                                               ----------  ----------  ----------
 Net loss                                                                      $   (3,329) $   (3,882) $     (839)
 Average common shares outstanding                                                 11,487      11,412      11,333
 Basic earnings per share                                                      $    (0.29) $    (0.34) $    (0.07)
 Average common and dilutive potential
   common shares outstanding:
 Average common shares outstanding                                                 11,487      11,412      11,333
 Assumed exercise of stock options                                                     --          --          --
                                                                               ----------  ----------  ----------
                                                                                   11,487      11,412      11,333
 Diluted earnings per share                                                    $    (0.29) $    (0.34) $    (0.07)
                                                                               ==========  ==========  ==========

8.  STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN:

    During a portion of 2003 the Company had two stock option plans for the granting of options to purchase a maximum of 2,150,000 shares of common stock by its employees and consultants over the life of the plans. The two plans were the 1993 Employee and Consultant Stock Option Plan that expired in May 2003 and the 1994 Employee and Consultant Stock Option Plan which will expire on June 15, 2004. There were no significant differences between the provisions of each plan. Options are granted with an exercise price per share as determined by the board of directors, generally equal to the fair market value per share of common stock on the grant date. Vesting provisions for each grant are determined by the board of directors and have generally been 20% on each anniversary of the grant date. All options expire no later than the tenth anniversary of the grant date. At December 31, 2003, there were 150,000 options available to be granted under the 1994 plan and, as a result of the expiration of the 1993 plan, there were none available for grant under the 1993 plan.

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

With the adoption of the 2000 Director Plan, the Board terminated the 1996 Director Plan; however, any previously granted options under the terminated 1996 Director Plan shall continue in force unaffected by such action. At December 31, 2003, there were 230,397 options available to be granted under the 2000 Director Plan.

    During 2000, the Company amended the 2000 Director Plan to allow for issuance of stock awards and options in lieu of cash for fees owed to directors and consultants. In connection with this amendment, during 2003, the Company granted options to a director, totaling 12,972 shares of common stock at exercise prices ranging from $0.93 to $1.58. In addition, during 2003, the Company issued stock awards to directors, totaling 10,871 shares of common stock in connection with the same amendment at the closing price on the date of grant.

    A summary of the status of the Company's option plans at December 31, 2003, 2002, and 2001 and changes during the years then ended is presented in the tables below:

                                                                           2003                   2002                  2001
                                                                  ---------------------- ------------------------------------------
                                                                              WEIGHTED               WEIGHTED              WEIGHTED
                                                                               AVERAGE                AVERAGE               AVERAGE
                                                                              EXERCISE               EXERCISE              EXERCISE
                                                                    SHARES      PRICE      SHARES      PRICE     SHARES      PRICE
                                                                  ---------------------- ------------------------------------------

Outstanding at beginning of year................................  1,531,710    $  6.76   1,295,429    $  7.63  1,384,123    $  8.59
Granted.........................................................     12,972       1.23     330,360       3.89    170,352       4.15
Exercised.......................................................                 --        (31,265)       .67    (12,242)      2.05
                                                                  --
Forfeited.......................................................   (319,212)      9.52     (62,814)     12.67   (246,804)     10.90
                                                                  ---------              ---------             ---------
Outstanding at end of year......................................  1,225,470       5.98   1,531,710       6.76  1,295,429       7.63
                                                                  =========              =========             =========
Exercisable at end of year......................................    810,370       6.97     981,710       8.32    964,329       8.70
                                                                  =========              =========             =========

    The following table summarizes information about stock options outstanding at December 31, 2003:

                                                                WEIGHTED       WEIGHTED                          WEIGHTED
                                                                AVERAGE        AVERAGE                           AVERAGE
                                               NUMBER          REMAINING       EXERCISE          NUMBER          EXERCISE
      RANGE OF EXERCISE PRICES               OUTSTANDING         LIFE           PRICE          EXERCISABLE        PRICE
      ------------------------            ---------------- ---------------- ---------------- ----------------------------
      $     .00 to  $    5.00                  832,016            6.9            $  3.46          418,916         $  3.00
           5.01 to      10.00                  312,554            2.2               7.73          312,554            7.73
         10.01 to       15.00                    7,500            5.4              13.44            7,500           13.44
         15.01 to       20.00                    5,400            4.4              18.56            5,400           18.56
         20.01 to       25.00                   26,000            3.7              20.92           26,000           20.92
         25.01 to       30.00                   30,000            4.3              29.67           28,000           29.71
         30.01 to       35.00                   12,000            4.9              33.25           12,000           33.25
                                              --------                                            -------
                                             1,225,470                                            810,370
                                             =========                                            =======

    On May 23, 2000, the shareholders also approved the Company's 2000 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan provides all eligible full-time employees with an opportunity to purchase common stock through accumulated payroll deductions. Purchases of common stock are made at the lower of 85% of the fair market value at the beginning or end of each six-month offering period. A total of 150,000 shares of common stock have been reserved for issuance under the Purchase Plan through December 2000. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan on the first day of each year, beginning January 1, 2001, in an amount equal to 50,000 shares. In 2003, the Company did not issued any common stock under the Purchase Plan

9.   LICENSE, RESEARCH AND DEVELOPMENT AGREEMENTS:

NATIONAL INSTITUTES OF HEALTH (NIH)

    In 1999, Zonagen licensed worldwide rights to compounds known as SPRMs that were developed by the NIH under a license which expires upon the expiration of the last patent. Under the terms of the agreement, the Company paid an up-front fee and is obligated to pay additional milestones and royalties on potential new products. In addition, the Company is obligated to meet developmental milestones as outlined in a Commercial Development Plan. The NIH has the ability to terminate the agreement for lack of payment or if it feels that the licensee is not meeting milestones as outlined in the Commercial Development Plan and for other reasons as outlined in the agreement. Due to the difficulties of manufacturing the materials that are covered under the agreement, the Company has not been able to meet the original requirements stated in the Commercial Development Plan and in July 2002 the Company paid a fee to amend this agreement which included a revision of the original Commercial Development Plan relating to the targeted dates for certain objectives. Additional extensions and revisions of the original Commercial Development Plan have been reached with the NIH due to our delays in meeting certain other objectives based on our decision to proceed in a different direction than originally contemplated in order to expedite development and/or save costs. In doing so, we may not have always followed the specific steps provided in the Commercial Development Plan. We believe that we have a good working relationship with the NIH, but there can be no assurance that all of the objectives and conditions in the Commercial Development Plan will be met on a timely basis or at all.

SCHERING-PLOUGH CORPORATION TERMINATION AGREEMENT

    On July 15, 2002, the Company and Schering-Plough announced that they had mutually agreed to terminate the worldwide licensing agreements dated as of November 14, 1997 that covered Zonagen's phentolamine-based technologies for sexual dysfunction which include VASOMAX(R). In exchange for the termination, the Company paid to Schering-Plough a nominal cash fee upon execution of the termination agreement and agreed to make a milestone payment to Schering-Plough in the event that worldwide annual sales of VASOMAX(R) exceed a certain amount, which payment may be paid in several installments. In addition, the Company agreed to make royalty payments to Schering-Plough based on a percentage of future sales of VASOMAX(R) in Brazil and other countries in which there existed certain patent rights at the time of the termination. The Company's obligation to make royalty payments terminates after aggregate royalties paid under this termination agreement reach a certain maximum amount. Also, the Company agreed to make royalty payments to Schering-Plough based on future sales of certain combination products covered by combination patents controlled by Schering-Plough. These royalty payments are not subject to the cap on royalty payments for VASOMAX(R) sales described above. Included in the rights returned to Zonagen were all licenses, options and other rights with respect to Zonagen's phentolamine-based products, Zonagen's combination products, patent rights, know-how and trademarks for the treatment of sexual dysfunction for both men and women. Schering-Plough has transferred and assigned to Zonagen rights, title and interest in and to any and all New Drug Applications or similar foreign submissions or approvals. Zonagen is solely responsible for all obligations in the relevant countries with respect to such submissions and approvals. At this time, the Company does not intend to commit any additional resources toward the clinical development of its phentolamine-based products.

10.  COMMITMENTS AND CONTINGENCIES:

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

11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                        FIRST QUARTER   SECOND QUARTER   THIRD QUARTER     FOURTH QUARTER
                                                            ENDED            ENDED           ENDED             ENDED
                                                          MARCH 31,         JUNE 30,     SEPTEMBER 30,      DECEMBER 31,
                                                             2003            2003            2003             2003
                                                        -------------- ---------------  --------------     -------------
                                                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
               Revenues:
                  Licensing fees.....................      $      --      $      --       $      --         $      --
                  Research and development grants....            121            217             122               135
                  Interest income....................            112             74              67                65
                  Gain on disposal of fixed assets...             --            102              --                --
                                                           ---------      ---------       ---------         ---------
                        Total revenues...............            233            393             189               200
               Expenses:
                  Research and development...........            564            579             439               579


                  General and administrative.........            613            490             606               474
                                                           ---------      ---------       ---------         ---------
                        Total expenses...............          1,177          1,069           1,045             1,053
                                                           ---------      ---------       ---------         ---------
               Net loss before cumulative effect of
                  change in accounting principle.....           (944)          (676)           (856)             (853)
               Cumulative effect of change in
                  accounting principle...............             --             --              --                --
                                                           ---------      ---------       ---------         ---------
               Net income (loss).....................      $    (944)     $    (676)      $    (856)        $    (853)
                                                           =========      =========       ==========        =========
               Loss per share-- basic and diluted:
               Net loss before cumulative effect of
                  change in accounting principle.....      $   (0.08)     $   (0.06)      $   (0.07)        $   (0.07)
               Cumulative effect of change in
                  accounting principle...............             --             --              --                --
                                                           ---------      ---------       ---------         ---------
               Net loss per share(1).................      $   (0.03)     $   (0.06)      $   (0.07)        $   (0.07)
                                                           =========      =========       ==========        =========
               Shares used in loss per share
                  calculation........................         11,504         11,484          11,480            11,480

    The Company continued to incur costs associated with the redeployment of its assets for the full year of 2003 which have been captured under the heading "General & Administrative Expense".

    In the second quarter ended June 30, 2003, the Company held an auction and sold substantially all of its fixed assets for approximate net proceeds of $225,000, which was $102,000 over their book value.


                                                        FIRST QUARTER    SECOND QUARTER  THIRD QUARTER    FOURTH QUARTER
                                                            ENDED            ENDED           ENDED            ENDED
                                                           MARCH 31,       JUNE 30,       SEPTEMBER 30,     DECEMBER 31,
                                                             2002            2002             2002             2002
                                                          ----------      ---------       ---------         ---------
                                                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
               Revenues:
                  Licensing fees.....................      $     529      $     529       $   3,170         $      --
                  Product royalties..................             --             --              --                --
                  Research and development grants....             --             --             213               102
                  Interest income....................            233            182             153               143
                                                           ---------      ---------       ---------         ---------
                        Total revenues...............            762            711           3,536               245
               Expenses:
                  Research and development...........            610          5,893            (651)              568
                  General and administrative.........            443            433             802             1,038
                                                           ---------      ---------       ---------         ---------
                       Total expenses................          1,053          6,326             151             1,606
                                                           ---------      ---------       ---------         ---------
               Net loss before cumulative effect of
                  change in accounting principle.....           (291)        (5,615)          3,385            (1,361)
               Cumulative effect of change in
                  accounting principle...............             --             --              --                --
                                                           ---------      ---------       ---------         ---------
               Net loss..............................      $    (291)     $  (5,615)      $   3,385         $  (1,361)
                                                           =========      =========       =========         =========
               Loss per share-- basic and diluted:
               Net loss before cumulative effect of
                  change in accounting principle.....      $   (0.03)     $   (0.49)      $    0.30         $   (0.12)
               Cumulative effect of change in
                  accounting principle...............             --             --              --                --
                                                           ---------      ---------       ---------         ---------
               Net loss per share....................      $   (0.03)     $   (0.49)      $    0.30         $   (0.12)
                                                           =========      =========       =========         =========
               Shares used in loss per share
                  calculation........................         11,358         11,382          11,402            11,500

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

12.  SUBSEQUENT EVENTS:

    On January 13, 2004 the Company announced the final results of its Tender Offer, which expired on January 7, 2004. Zonagen accepted for purchase 6,548,485 shares at a purchase price of $2.10 per share in accordance with the terms of the offer which included 60,888 shares issuable upon exercise of options tendered by directors for a total aggregate purchase amount of approximately $13.7 million which payment was exclusive of costs associated with the offer. As of December 31, 2003 the Company had $22.9 million in cash, cash equivalents and marketable securities and would have had $8.7 million, inclusive of an accrual for payment of accounts payable and accrued liabilities of $541,000 had the Tender Offer been completed by year end 2003.

    The Company concluded its 2003 Annual Shareholder Meeting on January 14, 2004. During this meeting four of Zonagen's five Board Members did not stand for re-election. These same Board Members tendered all of their shares and in-the-money options (except in-the-money options for 5,000 shares held by one director) in the Tender Offer. Joseph S. Podolski, Zonagen's President and CEO did not tender any of his shares or options. During that meeting four new Board Members were elected which consisted of 3 outside directors and the Company's Chief Financial Officer. Pursuant to the terms of the Company's 2000 Nonemployee Directors' Stock Option Plan, each of the three new non-employee directors that were elected at the Company's 2003 Annual Shareholder Meeting were automatically granted options to purchase 40,000 shares of the Company's common stock at an exercise price of $2.40, the closing price on January 14, 2004, the date of grant. On February 24, 2004, the Board of Directors approved an amendment to these options to provide that such options vest in quarterly installments over a three year period.

    Under the terms of the 2000 Nonemployee Directors' Stock Option Plan prior Board Members who did not stand for re-election at the Company's 2003 Annual Shareholder Meeting were automatically granted an extension to exercise their fully vested options to January 14, 2006. These options consisted of 140,715 shares with exercise prices ranging from $1.70 to $5.65. In addition, these Directors also received an extension to January 16, 2006 for any fully vested options granted under other plans. These options consisted of 112,500 shares with exercise prices ranging from $4.00 to $22.25

    As a result of the expiration of the Company's Amended and Restated 1993 Employee and Consultant Stock Option Plan (the "1993 Plan") in May 2003, the Company's Board of Directors approved the 2004 Employee and Consultant Stock Option Plan on February 24, 2004. The new plan is subject to stockholder approval at the next annual meeting of stockholders.

    On March 29, 2004, the Compensation Committee approved grants to the Company's executive officers of (i) incentive options to purchase 358,763 shares of its common stock that vest over three years and (ii) incentive options to purchase 79,486 shares of its common stock that vest in the event certain milestones are attained by January 25, 2005. These options replace grants of options to purchase an equal number of shares that were approved in January 2004 under the Company's then-expired 1993 Plan, which grants shall be terminated as a result of the expiration of the 1993 Plan.

    In addition, the following grants were approved on March 29, 2004 to non-executive employees of the Company: (i) incentive options to purchase 123,350 shares that vest over three years, (ii) incentive options to purchase 17,504 shares that vest upon the achievement of certain milestones and (iii) incentive options to purchase 22,361 shares (granted in lieu of additional increases in cash compensation) that vest in equal increments through December 31, 2004. All of the options were granted at an exercise price of $2.72, the fair market value of the Company's common stock on the date of grant.

    Of all of the options granted to both executive officers and employees, options to purchase 150,000 shares were granted under the Company's 1994 Employee and Consultant Stock Option Plan (of which, options to purchase 56,737 shares were granted to Mr. Podolski and 38,245 shares were granted to Mr. Ploth) and the remaining options were granted under the new 2004 Employee and Consultant Stock Option Plan. All of the options granted under the 1994 plan are immediately valid and all of the options granted under the new plan are subject to stockholder approval at the Company's next annual meeting of stockholders.

                                INDEX TO EXHIBITS

    EXHIBIT NUMBER              IDENTIFICATION OF EXHIBIT
    --------------              -------------------------


        3.1(a)      --    Restated Certificate of Incorporation. Exhibit 3.3 to
                          the Company's Registration Statement on Form SB-2 (No.
                          33-57728-FW), as amended ("Registration Statement"), is incorporated herein by reference.

        3.1(b)      --    Certificate of Designation of Series One Junior
                          Participating Preferred Stock dated September 2, 1999.
                          Exhibit A to Exhibit 4.1 to the Company's Registration
                          Statement on Form 8-A as filed with the Commission on September 3, 1999 (the "Rights Plan Registration
                          Statement"), is incorporated herein by reference.

        3.2         --    Restated Bylaws of the Company. Exhibit 3.4 to the
                          Registration Statement is incorporated herein by reference.


        4.1         --    Specimen Certificate of Common Stock, $.001 par value,
                          of the Company. Exhibit 4.1 to the Registration
                          Statement is incorporated herein by reference.


        4.2         --    Rights Agreement dated September 1, 1999 between the
                          Company and Computershare Investor Services LLC (as successor in interest to Harris Trust & Savings Bank), as Rights Agent. Exhibit 4.1 to the Rights Plan
                          Registration Statement is incorporated herein by reference.

        4.3         --    First Amendment to Rights Agreement, dated as of
                          September 6, 2002, between the Company, Harris Trust &
                          Savings Bank and Computershare Investor Services LLC.
                          Exhibit 4.3 to Amendment No. 1 to the Rights Plan
                          Registration Statement on Form 8-A/A as filed with the Commission on September 11, 2002 is incorporated herein by reference.

        4.4         --    Second Amendment to Rights Agreement, dated as of
                          October 30, 2002, between the Company and
                          Computershare Investor Services LLC. Exhibit 4.4 to
                          Amendment No. 2 to the Rights Plan Registration
                          Statement on Form 8-A/A as filed with the Commission on October 31, 2002 is incorporated herein by reference.

        4.5         --    Form of Rights Certificate. Exhibit B to Exhibit 4.1
                          to the Rights Plan Registration Statement is incorporated herein by reference.

        10.1+       --    Amended and Restated 1993 Employee and Consultant
                          Stock Option Plan. Exhibit 10.3 to the Registration
                          Statement is incorporated herein by reference.

        10.2+       --    First Amendment to the Zonagen, Inc. Amended and
                          Restated 1993 Stock Option Plan. Exhibit 10.22 to the
                          Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K") is incorporated herein by reference.

        10.3+       --    1996 Non-Employee Directors' Stock Option Plan
                          Exhibit 10.1 to the Company's Quarterly Report on Form
                          10-Q for the fiscal quarter ended June 30, 1997 is incorporated herein by reference.

        10.4+       --    2000 Non-Employee Directors' Stock Option Plan
                          Appendix B to the Company's Definitive Proxy Statement filed on April 26, 2000 is incorporated herein by reference.

        10.5+       --    First Amendment to the Zonagen, Inc. 2000
                          Non-Employee Directors' Stock Option Plan. Exhibit
                          10.21 to the 2000 Form 10-K is incorporated herein by reference.

        10.6        --    Second Amendment to 2000 Non-Employee Directors' Stock
                          Option Plan. Exhibit 10.6 to the Company's Annual
                          Report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K") is incorporated herein by reference.

        10.7        --    Lease Agreement dated March 22, 1990, between the
                          Company and The Woodlands Equity Partnership-89.
                          Exhibit 10.4 to the Registration Statement is incorporated herein by reference.

        10.8        --    Extension, Modification and Ratification of Lease
                          dated May 31, 2000, between the Company and Woodlands
                          Equity Partnership-89. Exhibit 10.4 to the Company's
                          Annual Report on Form 10-K for the year ended December
                          31, 2000 (the "2000 Form 10-K") is incorporated herein by reference.

        10.9+       --    Employment Agreement between the Company and Joseph
                          S. Podolski. Exhibit 10.5 to the Registration
                          Statement is incorporated herein by reference.

        10.10+      --    First Amendment to Employment Agreement between the
                          Company and Joseph S. Podolski. Exhibit 10.1 to the
                          Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 is incorporated herein by reference.

        10.11+      --    Employment Agreement between the Company and Louis
                          Ploth, Jr. Exhibit 10.5 to the 1999 Form 10-K is incorporated herein by reference.

        10.12+      --    First Amendment to Employment Agreement between the
                          Company and Louis Ploth, Jr. Exhibit 10.7 to the 2000
                          Form 10-K is incorporated herein by reference.

        10.13+      --    Second Amendment to Employment Agreement between the
                          Company and Joseph S. Podolski. Exhibit 10.17 to the
                          2002 Form 10-K is incorporated herein by reference.

        10.14+      --    Second Amendment to Employment Agreement between the
                          Company and Louis Ploth, Jr. Exhibit 10.18 to the
                          2002 Form 10-K is incorporated herein by reference.

        10.15++     --    Letter Agreement dated July 15, 2002 between the
                          Company, Schering Plough Ltd. and Schering-Plough
                          Corporation. Exhibit 10.1 to the Company's Quarterly
                          Report on Form 10-Q for the fiscal quarter ended
                          June 30, 2002 is incorporated herein by reference.

        10.16++     --    PHS Patent License Agreement dated April 16, 1999
                          between the Company and certain agencies of the United States Public Health Service within the
                          Department of Health and Human Services, with amendments. Exhibit 10.1 to the Company's Quarterly
                          Report on Form 10-Q for the fiscal quarter ended
                          September 30, 2003 is incorporated herein by reference.

        23.1*       --    Consent of PricewaterhouseCoopers LLP

        23.2*       --    Information Regarding Consent of Arthur Andersen LLP

        31.1*       --    Certification Pursuant to Rule 13(a)-14(a) or
                          15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                          (Chief Executive Officer)

        31.2*       --    Certification Pursuant to Rule 13(a)-14(a) or
                          15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                          (Chief Financial Officer)

        32.1*       --    Certification Furnished Pursuant to 18 U.S.C. Section
                          1350, As Adopted Pursuant to Section 906 of the
                          Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

        32.2*       --     Certification Furnished Pursuant to 18 U.S.C. Section
                           1350, As Adopted Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

----------------

*     Filed herewith.
+     Management contract or compensatory plan.
++ Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act. Such omitted portions have been filed separately with the Commission.