Form 10-Q
period 2004-03-31
ZONAGEN INC
filed 2004-05-14
CIK 897075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

                                       or

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

                                 (281) 719-3400
                         (Registrant's telephone number,
                              including area code)

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

Yes [ ] No [X]

      As of April 28, 2004, there were outstanding 4,992,901 shares of Common Stock, par value $.001 per share, of the Registrant.

                                  ZONAGEN, INC.
                          (A development stage company)

                      For the Quarter Ended March 31, 2004

                                      INDEX

                                                                                            PAGE
                                                                                            ----
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS                                                 3

PART I.    FINANCIAL INFORMATION                                                             4

Item 1.    Financial Statements

           Consolidated Balance Sheets:  March 31, 2004  (Unaudited)
           and December 31, 2003                                                             5

           Consolidated Statements of Operations:  For the three months ended
           March 31, 2004 and 2003 and from Inception (August 20, 1987) through
           March 31, 2004  (Unaudited)                                                       6

           Consolidated Statements of Cash Flows: For the three months ended
           March 31, 2004 and 2003 and from Inception (August 20, 1987) through
           March 31, 2004  (Unaudited)                                                       7

           Notes to Consolidated Financial Statements                                        8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                        15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                       20

Item 4.    Controls and Procedures                                                          20

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                21

Item 4.    Submission of Matters to a Vote of Security Holders                              21

Item 6.    Exhibits and Reports on Form 8-K                                                 22

SIGNATURES                                                                                  23

                  FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

      This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words "may," "anticipate," "believe," "expect," "estimate," "project," "suggest," "intend" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, suggested or intended. These risks and uncertainties include risks associated with the early stage of development of the Company's proposed new Progenta(TM) technologies, uncertainty relating to the Company's patent portfolio, approval of the Company's products by the Food and Drug Administration ("FDA") and other jurisdictions, the Company's ability to raise additional capital on acceptable terms or at all, manufacturing uncertainties related to Progenta(TM), the Company's ability to remain listed on the Nasdaq, the Company's ability to obtain value from its technology portfolio and other risks and uncertainties described in the Company's filings with the Securities and Exchange Commission. For additional discussion of such risks, uncertainties and assumptions, see "Item 1. Description of Business - Business Risks" and "Item 3. Legal Proceedings" included in the Company's annual report on Form 10-K for the year ended December 31, 2003 and "Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included elsewhere in this quarterly report on Form 10-Q.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

      The following unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

                                  ZONAGEN, INC.
                          (A development stage company)

                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                                   MARCH 31,   DECEMBER 31,
                                                                                      2004        2003
                                                                                  -----------  ------------
                                                                                  (unaudited)
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                     $   2,147    $  20,946
     Marketable securities                                                             6,100        2,000
     Prepaid expenses and other current assets                                           277          235
                                                                                   ---------    ---------
                Total current assets                                                   8,524       23,181
FIXED ASSETS, net                                                                          3            -
OTHER ASSETS, net                                                                        614          847
                                                                                   ---------    ---------
                Total assets                                                       $   9,141    $  24,028
                                                                                   =========    =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                              $     196    $     126
     Accrued expenses                                                                    200          415
                                                                                   ---------    ---------
                Total current liabilities                                                396          541
                                                                                   ---------    ---------

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY
     Undesignated Preferred Stock, $.001 par value, 5,000,000
          shares authorized, none issued and outstanding                                   -            -
     Common Stock, $.001 par value, 20,000,000 shares authorized, 11,989,936 and
          11,929,048 shares issued, respectively, 4,992,901 and 11,479,648
          shares outstanding, respectively                                                12           12
     Additional paid-in capital                                                      114,065      114,065
     Cost of treasury stock, 6,997,035 and 449,400 shares, respectively              (21,489)      (7,533)
     Deficit accumulated during the development stage                                (83,843)     (83,057)
                                                                                   ---------    ---------
                Total stockholders' equity                                             8,745       23,487
                                                                                   ---------    ---------
                Total liabilities and stockholders' equity                         $   9,141    $  24,028
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

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited and in thousands except per share amounts)

                                                                                    FROM INCEPTION
                                                                                   (AUGUST 20, 1987)
                                                   THREE MONTHS ENDED MARCH 31,         THROUGH
                                                   ----------------------------        MARCH 31,
                                                      2004              2003             2004
                                                   ---------          ---------    -----------------
REVENUES AND OTHER INCOME
         Licensing fees                            $       -          $       -        $  28,755
         Product royalties                                 -                  -              627
         Research and development grants                  64                121            1,161
         Interest income                                  26                112           13,048
         Gain on disposal of fixed assets                  -                  -              102
         Other Income                                     35                  -               35
                                                   ---------          ---------        ---------
                 Total revenues and other income         125                233           43,728
                                                   ---------          ---------        ---------
EXPENSES
         Research and development                        477                564           92,266
         General and administrative                      434                613           25,574
         Interest expense and amortization
              of intangibles                               -                  -              388
                                                   ---------          ---------        ---------
                 Total expenses                          911              1,177          118,228
                                                   ---------          ---------        ---------

Loss from continuing operations                         (786)              (944)         (74,500)
Income (loss) from discontinued operations                 -                  -           (1,828)
Gain on disposal                                           -                  -              939
                                                   ---------          ---------        ---------
Net loss before cumulative effect of
     change in accounting principle                     (786)              (944)         (75,389)
Cumulative effect of change in accounting
     principle                                             -                  -           (8,454)
                                                   ---------          ---------        ---------
NET LOSS                                           $    (786)         $    (944)       $ (83,843)
                                                   =========          =========        =========

                                                   ---------          ---------
LOSS PER SHARE - BASIC AND DILUTED                 $   (0.14)         $   (0.08)
                                                   =========          =========

Shares used in loss per share calculation:
         Basic                                         5,492             11,504
         Diluted                                       5,492             11,504

   The accompanying notes are an integral part of these consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                                                          FROM INCEPTION
                                                                                                          (AUGUST 20, 1987)
                                                                          THREE MONTHS ENDED MARCH 31,         THROUGH
                                                                          ----------------------------        MARCH 31,
                                                                             2004               2003            2004
                                                                          --------            --------    -----------------
Cash Flows from Operating Activities
Net loss                                                                  $   (786)           $   (944)       $(83,843)
Gain on disposal of discontinued operations                                      -                   -            (939)
Gain on disposal of fixed assets                                                 -                                (102)
Adjustments to reconcile net loss to net cash
used in operating activities:
         Noncash financing costs                                                 -                   -             316
         Noncash inventory impairment                                            -                   -           4,417
         Noncash patent impairment                                               -                   -           1,031
         Noncash decrease in accounts payable                                    -                   -          (1,308)
         Depreciation and amortization                                           2                  44           3,766
         Noncash expenses related to stock-based
              transactions                                                       -                   3           2,572
         Common stock issued for agreement not to
              compete                                                            -                   -             200
         Series B Preferred Stock issued for consulting
              services                                                           -                   -              18
         Maturities (purchases) of marketable securities                    (4,100)              6,093          22,435
Changes in operating assets and liabilities
(net effects of purchase of businesses in 1988 and 1994):
         Decrease (increase) in receivables                                      -                   -            (199)
         Decrease (increase) in inventory                                        -                   -          (4,447)
         Decrease (increase) in prepaid expenses and other
              current assets                                                   (42)                222              22
         (Decrease) increase in accounts payable and
              accrued expenses                                                (145)                 15           1,591
         Decrease (increase) in other assets                                   284                   -               -
                                                                          --------            --------        --------
Net cash provided by (used in) operating activities                         (4,787)              5,433         (54,470)

CASH FLOWS FROM INVESTING ACTIVITIES
         Maturities (purchases) of marketable securities                         -                   -         (28,723)
         Capital expenditures                                                   (3)                  -          (2,271)
         Purchase of technology rights and other assets                        (53)                  -          (2,322)
         Proceeds from sale of PP&E                                              -                   -             225
         Cash acquired in purchase of FTI                                        -                   -               3
         Proceeds from sale of subsidiary, less
              $12,345 for operating losses during
              1990 phase-out period                                              -                   -             138
         Proceeds from sale of the assets of FTI                                 -                   -           2,250
         Increase in net assets held for disposal                                -                   -            (213)
                                                                          --------            --------        --------
Net cash provided by (used in) investing activities                            (56)                  -         (30,913)

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from issuance of common stock                                  -                   -          84,224
         Proceeds from issuance of preferred stock                               -                   -          23,688
         Purchase of treasury stock                                        (13,956)                  -         (21,489)
         Proceeds from issuance of notes payable                                 -                   -           2,839
         Principal payments on notes payable                                     -                   -          (1,732)
                                                                          --------            --------        --------
Net cash provided by financing activities                                  (13,956)                  -          87,530
                                                                          --------            --------        --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (18,799)              5,433           2,147
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            20,946               8,683               -
                                                                          --------            --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  2,147            $ 14,116        $  2,147
                                                                          ========            ========        ========

   The accompanying notes are an integral part of these consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)

NOTE 1  --  ORGANIZATION AND OPERATIONS

      Zonagen, Inc. (the "Company", Zonagen, or "we", "us" or "our") was organized on August 20, 1987 and is a development stage company. The Company is engaged in the development of pharmaceutical products that address diseases and conditions associated with the treatment of hormonal and reproductive system disorders. The Company's two lead product candidates are Progenta(TM), an oral formulation being developed for the treatment of uterine fibroids, and Androxal(TM), an oral formulation being developed for the treatment of andropause. The Company is continuing early development activities of Progenta(TM) as an oral treatment for endometriosis which is being funded under an $836,441 Phase II, Small Business Innovative Research ("SBIR") grant which is expected to be depleted during the second quarter ended June 30, 2004. The Company also intends to out-license its prior product candidates, if an appropriate opportunity is available.

      In January 2004, Zonagen completed the purchase of 6,547,635 shares (57% of our outstanding common stock) at a purchase price of $2.10 per share in accordance with the terms of its self tender offer, which expired on January 7, 2004. This purchase included 60,888 shares issuable upon exercise of options for a total aggregate purchase price of approximately $13.7 million, exclusive of approximately $289,000 of costs associated with the offer. As of March 31, 2004, the Company had 4,992,901 shares outstanding.

      Nasdaq has established rules and policies with respect to the continued listing of securities on Nasdaq. The Nasdaq National Market has a requirement that a listed company have at least $10 million in stockholders' equity in order to remain listed on the National Market. Due to the completion of the tender offer in January 2004, the Company has fallen below that requirement. In the event that Nasdaq notifies us that we are no longer in compliance with certain of its listing requirements, we believe, but cannot assure, that Nasdaq may permit us to move to the Nasdaq Small Cap Market without requiring that we meet the Small Cap Market initial listing requirements. In such event, we intend to move to the Small Cap Market if Nasdaq permits. Please see the Company's Form 10-K for the fiscal year ended December 31, 2003, for a description of the risks associated with our Nasdaq listing.

      As of March 31, 2004, the Company had an accumulated deficit of $83.8 million. Losses have resulted principally from costs incurred in conducting clinical trials for VASOMAX(R), the Company's oral treatment for male erectile dysfunction, and the related female sexual dysfunction product, in research and development activities related to efforts to develop the Company's other products and from the associated administrative costs required to support those efforts. The Company has no current plans to further develop VASOMAX(R), or the related female sexual dysfunction product or any of its other phentolamine-based products.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)

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

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)

                                           THREE MONTHS ENDED MARCH 31,
                                           ----------------------------
                                              2004             2003
                                           ---------        ----------
Net profit (loss), as reported .........   $    (786)       $     (944)
Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects .............           -                 3
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects .............         (20)             (199)
                                           ---------        ----------
  Pro forma net profit (loss) ..........   $    (806)       $   (1,140)
                                           =========        ==========

Profit (loss) per share -
  Basic - as reported ..................   $   (0.14)       $    (0.08)
  Basic - pro forma ....................       (0.15)            (0.10)
  Diluted - as reported ................       (0.14)            (0.08)
  Diluted - pro forma ..................       (0.15)            (0.10)

      Under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants in the three-month periods ended March 31, 2004 and 2003, respectively: risk-free interest rates of 3.9% and 3.8%; no expected dividends; expected lives of 5.7 and 9.7 years; expected volatility of 87% and 90%. The weighted average fair value of options granted at market for the three-month periods ended March 31, 2004 and 2003 was $1.89 and $0.87, respectively.

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

      Management determines the appropriate classification of investments in debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. Securities which the Company has the ability and intent to hold to maturity are classified as "held to maturity". Securities classified as "trading securities" are recorded at fair value. Gains and losses on trading securities, realized and unrealized, are included in earnings

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)

and are calculated using the specific identification method. Any other securities are classified as "available for sale." At March 31, 2004 all securities were classified as trading securities. The cost basis including purchased premium, which approximates fair value, for these securities was $6.1 million and $2.0 million at March 31, 2004 and December 31, 2003, respectively.

      Short-term marketable securities have a remaining maturity of less than twelve months and long-term marketable securities have a remaining maturity of greater than twelve months. Marketable securities as of March 31, 2004, consist of only short-term investments totaling $6.1 million. The Company's investments typically include corporate bonds and notes, Euro-dollar bonds, taxable auction securities and asset-backed securities. The Company's policy is to require minimum credit ratings of A2/A and A1/P1 with maturities of up to three years. The average life of the investment portfolio may not exceed 24 months.

NOTE 4  --  PATENTS

      As of March 31, 2004 , the Company had approximately $614,000 in capitalized patents reflected on its balance sheet. Of this amount $240,000 relates to patents for Progenta(TM), which is being developed as an oral treatment for uterine fibroids and is also being developed for endometriosis through an SBIR grant; $198,000 relates to vaccine adjuvant technologies; $73,000 relates to prostate cancer vaccine technologies; and $103,000 relates to various other technologies. If Zonagen cannot out-license the technologies that the Company is no longer developing to another entity, then part or all of the value of such capitalized patents value could be impaired.

NOTE 5  --  EARNINGS (LOSS) PER SHARE

      Basic EPS is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as basic EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method of potentially dilutive outstanding options. Common stock equivalents of 1,316,582 and 1,479,319 for the periods ended March 31, 2004 and 2003, respectively, were excluded from the calculation of diluted EPS since they were antidilutive.

      The following table presents information necessary to calculate earnings per share for the three-month period ended March 31, 2004 and 2003 (in thousands, except per share amounts):

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)

                                           THREE MONTHS ENDED MARCH 31,
                                           ----------------------------
                                              2004             2003
                                           ---------        ----------

Net Profit (Loss)                          $    (786)       $     (944)
Average common shares outstanding              5,492            11,504
Basic loss per share                       $   (0.14)       $    (0.08)

Average common and dilutive potential
 common shares outstanding:
Average common shares outstanding              5,492            11,504
Assumed exercise of stock options                  -                 -
Diluted earnings per share                 $   (0.14)       $    (0.08)

NOTE 6  --  STOCKHOLDERS' EQUITY

      In January 2004, Zonagen purchased 6,547,635 shares (57% of our outstanding common stock) at a purchase price of $2.10 per share in accordance with the terms of its tender offer, which expired on January 7, 2004. This purchase included 60,888 shares issuable upon exercise of options for a total aggregate purchase price of approximately $13.7 million, exclusive of $289,000 in costs associated with the offer. As of March 31, 2004, the Company had 4,992,901 shares outstanding.

      Pursuant to the terms of the Company's 2000 Non-employee Directors Stock Option Plan, each of the three new non-employee directors that were elected at the Company's 2003 Annual Shareholder Meeting were automatically granted options to purchase 40,000 shares of the Company's common stock at an exercise price of $2.40, the closing price on January 14, 2004, the date of grant. On February 24, 2004, the Board of Directors approved an amendment to these options to provide that such options vest in quarterly installments over a three-year period.

      Under the terms of the 2000 Non-employee Directors' Stock Option Plan, prior Board Members who did not stand for re-election at the Company's 2003 Annual Shareholder Meeting were automatically granted an extension to exercise their fully vested options to January 14, 2006. These options consisted of 140,715 shares with exercise prices ranging from $1.70 to $5.65. In addition, these Directors also received an extension to January 14, 2006 for any fully vested options granted under other plans. These options consisted of 112,500 shares with exercise prices ranging from $4.00 to $22.25.

      As a result of the expiration of the Company's Amended and Restated 1993 Employee and Consultant Stock Options Plan (the "1993 Plan") in May 2003, the Company's Board of Directors

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)

approved the 2004 Employee and Consultant Stock Option Plan on February 24, 2004. The new plan is subject to stockholder approval at the next annual meeting of stockholders to be held in 2004.

      On March 29, 2004, the Compensation Committee approved grants to the Company's executive officers of (i) incentive options to purchase 358,763 shares of its common stock that vest quarterly over three years and (ii) incentive options to purchase 79,486 shares of its common stock that vest in the event certain milestones are attained by January 25, 2005. These options replace grants of options to purchase an equal number of shares that were approved in January 2004 under the Company's then-expired 1993 Plan, which grants have been terminated as a result of the expiration of the 1993 Plan.

      In addition, the following grants were approved on March 29, 2004 to non-executive employees of the Company: (i) incentive options to purchase 123,350 shares that vest quarterly over three years, (ii) incentive options to purchase 17,504 shares that vest upon the achievement of certain milestones and
(iii) incentive options to purchase 22,361 shares (granted in lieu of additional increases in cash compensation) that vest in equal increments through December 31, 2004. All of the options to executive officers and the Company's employees were granted at an exercise price of $2.72, the fair market value of the Company's common stock on the date of grant.

      Of all of the options granted to both executive officers and employees, options to purchase 150,000 shares were granted under the Company's 1994 Employee and Consultant Stock Option Plan (of which, options to purchase 56,737 shares were granted to Mr. Podolski, 38,245 shares were granted to Mr. Ploth and 55,018 were granted to the Company's other employees) and the remaining options were granted under the new 2004 Employee and Consultant Stock Option Plan. All of the options granted under the 1994 plan are immediately valid while all of the options granted under the new plan are subject to stockholder approval at the Company's next annual meeting of stockholders to be held in 2004. The measurement date for determining the amount of stock option compensation expense, if any, to be recognized for the options granted under the new 2004 Employee and Consultant Stock Option Plan (listed above) will be determined based on the closing price of the Company's stock on the date that the shareholders approve this new plan.

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

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)

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

NOTE  8  --  SUBSEQUENT EVENT

      The Company executed a new 74 month lease effective May 1, 2004, for 4,800 square feet of laboratory and office space located in its current building in The Woodlands, Texas. This space will replace its current 2,518 square foot facility which is under a lease that was due to expire on July 31, 2004.

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

      OVERVIEW

      Zonagen, Inc. (the "Company", Zonagen, or "we", "us" or "our") was organized on August 20, 1987 and is a development stage company. The Company is engaged in the development of pharmaceutical products that address diseases and conditions associated with the treatment of hormonal and reproductive system disorders. The Company's two lead product candidates are Progenta(TM), an oral formulation being developed for the treatment of uterine fibroids, and Androxal(TM), an oral formulation being developed for the treatment of andropause. The Company is completing early development of Progenta(TM) as an oral treatment for endometriosis, which is being funded under an $836,441 Phase II, Small Business Innovative Research ("SBIR") grant which is expected to be depleted during the second quarter ended June 30, 2004. The Company also intends to out-license its prior product candidates, if an appropriate opportunity is available.

      The primary focus of the company's financial resources will be on the clinical development of Progenta(TM) for uterine fibroids. A Phase I/II human efficacy and safety challenge clinical study is anticipated to begin outside of the U.S. in a small population of patients in mid-year 2004. One arm of this study will be a comparison of patients being treated with Progenta(TM) as compared to patients being treated with Lupron as a means of obtaining comparative safety and efficacy data. The Company anticipates the dosing portion of this study to be completed by the end of 2004.

      The Company also intends to complete its ongoing 60 patient, U.S. Phase I/II, efficacy and safety challenge clinical study utilizing an oral formulation of Androxal(TM) for the treatment of andropause. Andropause is associated with aging and the subsequent decline of the male hormone testosterone. The Company is completing the final arm of that study which is expected to be completed during 2004.

      For a detailed discussion regarding the development, scientific rational and risks involving both Progenta(TM) and Androxal(TM) and a discussion of our prior product candidates, see "Part I. Item 1. Business" included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

      In January 2004, Zonagen completed the purchase of 6,547,635 shares (57% of our outstanding common stock) at a purchase price of $2.10 per share in accordance with the terms of its self tender offer, which expired on January 7, 2004. This purchase included 60,888 shares issuable upon exercise of options for a total aggregate purchase price of approximately $13.7 million, exclusive of $289,000 in costs associated with the offer. As of March 31, 2004, the Company had 4,992,901 shares outstanding.

      The Company concluded its 2003 Annual Shareholder Meeting on January 14, 2004. During this meeting four of Zonagen's five directors did not stand for re-election. These same directors tendered all of their shares and in-the-money options (except in-the-money options for 5,000 shares held by one director) in the tender offer. Joseph S. Podolski, Zonagen's President and CEO, did not tender any of his shares or options. During that meeting, four new directors were elected, including three outside directors and the Company's Chief Financial Officer.

      Nasdaq has established rules and policies with respect to the continued listing of securities on Nasdaq. The Nasdaq National Market has a requirement that a listed company have at least $10 million in stockholders' equity in order to remain listed on the National Market. Due to the completion of the tender offer in January 2004, the Company has fallen below that requirement. In the event that Nasdaq notifies us that we are no longer in compliance with certain of its listing requirements, we believe, but cannot assure, that Nasdaq may permit us to move to the Nasdaq Small Cap Market without requiring that we meet the Small Cap Market initial listing requirements. In such event, we intend to move to the Small Cap Market if Nasdaq permits. Please see the Company's Form 10-K for the fiscal year ended December 31, 2003, for a description of the risks associated with our Nasdaq listing.

      The Company has experienced negative cash flows from operations since inception and has funded its activities to date primarily from equity financings and corporate collaborations. The Company's management feels that its current financial resources are adequate to complete the two clinical studies listed above but the Company will require substantial additional capital to further develop Progenta(TM) and Androxal(TM). We intend to raise additional funds through the sale of shares of the Company's stock sometime in the future. We cannot assure that additional funding will be available on acceptable terms, or at all. The Company believes that its existing capital resources under its current operating plan will be sufficient to fund the Company's operations through the end of June 2005. There can be no assurance that changes in our current strategic plans or other events will not result in accelerated or unexpected expenditures.

      As of March 31, 2004, the Company had an accumulated deficit of $83.8 million. Losses have resulted principally from costs incurred in conducting clinical trials for VASOMAX(R) and the related female sexual dysfunction product, in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts. The Company has no current plans to further develop VASOMAX(R), or the related female sexual dysfunction product or any of its other phentolamine-based products.

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

              CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

      The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Company's financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in the Company's financial statements requiring significant estimates and judgments are as follows:

   - Management determines the appropriate short and long-term classification of investments in debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. Securities for which the Company has the ability and intent to hold to maturity are recorded at amortized cost in the Company's consolidated balance sheets, which approximates fair value. Securities classified as "trading securities" are recorded at fair value. Gains and losses on trading securities, realized and unrealized, are included in earnings and are calculated using the specific identification method. The Company holds no securities classified as "available for sale." Short-term marketable securities have a remaining maturity of less than twelve months and long-term marketable securities have a remaining maturity of greater than twelve months. Marketable securities as of March 31, 2004 were all classified as trading securities and consist of only short term investments totaling $6.1 million.

   - The Company is currently involved in a certain legal proceeding as discussed in the "Commitments and Contingencies" in the Notes to Consolidated Financial Statements. The Company does not believe this legal proceeding will have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, were an unfavorable ruling to occur it could have a material adverse effect on the Company.

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

      RESULTS OF OPERATIONS

      Three Month Periods Ended March 31, 2004 and 2003

      Revenues. Total revenues for the three-month period ended March 31, 2004 were $125,000 as compared to $233,000 for the same period in the prior year.

      Research and development grants for the three-month period ended March 31, 2004 were $64,000 as compared to $121,000 for the same period in the prior. Grant revenue relates to three SBIR grants that were awarded to the Company in the third quarter ended September 30, 2002. The Company performed a portion of that paid research under its one existing $836,441 Phase II grant during the three-month period ended March 31, 2004 as compared to the research that was performed under three SBIR grants during the same period in the prior year. Two of the awarded SBIR grants were depleted during 2003 and the last existing grant for $836,441 is expected to be depleted during the second quarter ended June 30, 2004. At this time, the Company may not continue developing Progenta(TM) for the treatment of endometriosis should additional grant funding not be available.

      Interest income decreased 77% to $26,000 for the three-month period ended March 31, 2004, as compared to $112,000 for the same period in the prior year. This decrease is primarily due to the reduction in investment cash on hand as a result of the Company completing its tender offer for an approximate aggregate purchase price of $13.7 million, which was exclusive of approximately $289,000 of costs associated with the offer, that was completed in January 2004 and the reduction in interest rate yields on the Company's cash investments.

      Other revenue of $35,000 was from the sale of some of the Company's preclinical phentolamine data that is to be used for a purpose that does not compete with the Company's existing sexual dysfunction technologies.

      Research and Development Expenses. Research and development ("R&D") expenses include contracted research, regulatory affairs activities and general research and development expenses. R&D expenses decreased 15% to $477,000 for the three-month period ended March 31, 2004 as compared to $564,000 for the same period in the prior year. During the quarter ended March 31, 2003, the Company reduced its research staff and incurred a $122,000 severance charge. Excluding this charge, R&D expenses for the quarter ended March 31, 2003 would have been $442,000. During the quarter ended March 31, 2004, the Company spent 71% of total R&D spending on product development performed outside of the Company with the majority of that spending being utilized for the preparation of the Progenta(TM) Phase I/II human clinical trial that is anticipated to begin outside of the U.S. in mid-year 2004. The Company also continued early development work with Progenta(TM) as an oral treatment for endometriosis, which is being funded under its current Phase II $836,441 SBIR grant. In addition, the Company continued working toward the completion of its U.S. Phase I/II human clinical study with Androxal(TM) as an oral treatment for andropause.

      General and Administrative Expenses. General and administrative ("G&A") expenses decreased 29% to $434,000 for the three-month period ended March 31, 2004, as compared to $613,000 for the same period in the prior year. The decrease in expenses for the three-month period ended March 31, 2004 is primarily due to a decrease in costs associated with the search for a potential strategic alternative, a reduction in D&O insurance costs and a reduction in facility related costs due to facility downsizing offset by an increase in legal expenses to prepare the Company for current and future reporting requirements.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has incurred losses since its inception in 1987 and expects to continue to incur losses for the foreseeable future. Since Inception, the Company has financed its operations primarily with proceeds from private placements and public offerings of equity securities and with funds received under collaborative agreements. The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. The Company believes its current financial resources are adequate to complete its Progenta(TM) Phase I/II human safety and efficacy study (anticipated to begin mid-year 2004) and to complete its ongoing U.S. Phase I/II clinical study with Androxal(TM) which is expected to be done in 2004. The Company believes that its existing capital resources under its current operating plan will be sufficient to fund operations through the end of June 2005.

      The Company will require substantial funds to continue the development of Progenta(TM) and Androxal(TM). The ability of the Company to raise additional funds will depend on many factors, including the progress of the Company's clinical development programs. There can be no assurance that the Company will be able to obtain financing on favorable terms in the public or private capital markets, or at all. The failure or inability of the Company to obtain additional financing on acceptable terms would have a material adverse effect on the Company.

      On October 17, 2003, the Company announced its proposed "Dutch Auction" tender offer ("Tender Offer") to purchase up to 9,836,065 shares of its outstanding stock at a purchase price per share no greater than $2.10 nor less than $1.83 with an aggregate purchase value of no greater than $18 million. The Tender Offer commenced on November 19, 2003. On December 17, 2003, the Company amended its Tender Offer to, among other things, decrease the number of shares to be purchased from 9,836,065 to 8,571,428 and extend the Tender Offer expiration date from December 19, 2003 to January 7, 2004. The final results of the Tender Offer are disclosed in the following chart.

                                                                     MAXIMUM
                                                                   NUMBER (OR
                                                                   APPROXIMATE
                                               TOTAL NUMBER OF    DOLLAR VALUE)
                                                   SHARES        OF SHARES THAT
                                                 PURCHASED AS      MAY YET BE
                                               PART OF PUBLICLY    PURCHASED
              TOTAL NUMBER OF                     ANNOUNCED        UNDER THE
                  SHARES       AVERAGE PRICE      PLANS OR         PLANS OR
   PERIOD      PURCHASED (1)   PAID PER SHARE     PROGRAMS         PROGRAMS
------------  ---------------  --------------  ----------------  --------------
January 2004     6,547,635         $2.10           6,547,635          --

      (1) Per the terms of the Tender Offer, the Company purchased 6,547,635 shares of common stock (57% of our outstanding common stock) at a purchase price of $2.10 per share which included 60,880 shares of in-the-money options tendered by previous members of Zonagen's Board of Directors. The total purchase price of the shares was approximately $13.7 million which was exclusive of $289,000 of costs associated with the Tender Offer.

      The Company had cash, cash equivalents and marketable securities of approximately $8.2 million at March 31, 2004, as compared to $22.9 million at December 31, 2003. This decrease is primarily due to the Company's Tender Offer as described above.

      Excluding maturities and purchases of marketable securities of ($4.1) million and $6.1 million in the three-month period ended March 31, 2004 and 2003, respectively, net cash of approximately $687,000 was used in operating activities during the three-month period ended March 31, 2004 as compared to $660,000 used for the same period in the prior year. The increased use of cash for the three-month period ended March 31, 2004 as compared to the same period in the prior year is primarily due to an increase in research and development costs associated with Progenta(TM), decreased interest income on the Company's cash investments and a reduction in SBIR grant funding offset by a decrease in costs associated with potential strategic alternatives and D&O insurance costs.

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

      In connection with the evaluation described above, the Company identified no change in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The 2003 Annual Meeting of the Company's Stockholders was called to order on December 29, 2003 and adjourned to and concluded on January 14, 2004 to consider and vote upon the following proposals:

      (1) Election of Directors. The following individuals were nominated and elected as directors, with the following number of shares voted for and withheld with respect to each director.

                                            For          Withheld
                                         ---------       --------
Joseph S. Podolski                       8,470,245       295,285
Louis Ploth, Jr.                         8,474,645       290,885
Daniel F. Cain                           8,501,950       263,580
Jean Fourcroy, M.D., Ph.D., M.P.H.       8,507,911       257,619
Zsolt Lavotha                            8,480,201       285,329

      (2) Approval of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for 2004.

          For   8,711,576            Against   36,091          Abstain  17,863

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

           b.     Reports on Form 8-K

                  The Company filed two current reports on Form 8-K with reporting dates of March 30, 2004, reporting one event under
                  Item 5 and one event under Item 12.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ZONAGEN, INC.

Date: May 14, 2004

                                      By:   /s/ Joseph S. Podolski
                                         ---------------------------------------
                                            Joseph S. Podolski
                                            President, Chief Executive Officer
                                            and Director
                                            (Principal Executive Officer)

Date: May  14, 2004

                                      By:   /s/ Louis Ploth, Jr.
                                         ---------------------------------------
                                            Louis Ploth, Jr.
                                            Vice President Business Development,
                                            Chief Financial Officer, Director
                                            and Secretary
                                            (Principal Financial and Accounting
                                            Officer)

                                Index to Exhibits

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