Form 10-Q
period 2004-06-30
ZONAGEN INC
filed 2004-08-12
CIK 897075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2004

                                       or

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

                        2408 Timberloch Place, Suite B-1
                           The Woodlands, Texas 77380
              (Address of principal executive offices and zip code)

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

Yes [ ] No [X]

      As of August 11, 2004, there were outstanding 4,992,901 shares of Common Stock, par value $.001 per share, of the Registrant.

                                  ZONAGEN, INC.
                          (A development stage company)

                       For the Quarter Ended June 30, 2004

                                      INDEX

                                                                                         PAGE
                                                                                         ----
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS                                               3
PART I.  FINANCIAL INFORMATION                                                             4
Item 1.       Financial Statements
              Consolidated Balance Sheets:  June 30, 2004  (Unaudited)
               and December 31, 2003                                                       5
              Consolidated Statements of Operations:  For the three months ended
               June 30, 2004 and 2003, six months ended June 30, 2004 and 2003
               and from Inception (August 20, 1987) through June 30, 2004  (Unaudited)     6
              Consolidated Statements of Cash Flows: For the three months ended
              June 30, 2004 and 2003, six months ended June 30, 2004 and 2003
               and from Inception (August 20, 1987) through June 30, 2004  (Unaudited)     7
              Notes to Consolidated Financial Statements                                   8
Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                   15
Item 3.       Quantitative and Qualitative Disclosures About Market Risk                  21
Item 4.       Controls and Procedures                                                     22
PART II.      OTHER INFORMATION
Item 1.       Legal Proceedings                                                           23
Item 6.       Exhibits and Reports on Form 8-K                                            23
SIGNATURES                                                                                25

                  FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

      This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words "may," "anticipate," "believe," "expect," "estimate," "project," "suggest," "intend" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, suggested or intended. These risks and uncertainties include risks associated with the early stage of development of Progenta(TM) and Androxal(TM), uncertainty relating to the Company's patent portfolio, approval of the Company's products by the Food and Drug Administration ("FDA") and regulatory bodies in other jurisdictions, the Company's ability to raise additional capital on acceptable terms or at all, manufacturing uncertainties related to Progenta(TM), the Company's ability to remain listed on the Nasdaq SmallCap Market, the Company's ability to obtain value from its other technologies and other risks and uncertainties described in the Company's filings with the Securities and Exchange Commission. For additional discussion of such risks, uncertainties and assumptions, see "Item 1. Description of Business - Business Risks" and "Item 3. Legal Proceedings" included in the Company's annual report on Form 10-K for the year ended December 31, 2003 and "Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included elsewhere in this quarterly report on Form 10-Q.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

      The following unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

                         ZONAGEN, INC. AND SUBSIDIARY
                         (A development stage company)

                                BALANCE SHEET
                                  (Unaudited)

                                                                                    JUNE 30,   DECEMBER 31,
                                                                                      2004         2003
                                                                                   ---------   ------------
                                                                                  (unaudited)
                                ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                     $   1,215    $  20,946
     Marketable securities                                                             6,350        2,000
     Prepaid expenses and other current assets                                           224          235
                                                                                   ---------    ---------
              Total current assets                                                     7,789       23,181
FIXED ASSETS, NET                                                                         12            -
OTHER ASSETS, NET                                                                        637          847
                                                                                   ---------    ---------
              Total assets                                                         $   8,438    $  24,028
                                                                                   =========    =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                              $     203    $     126
     Accrued expenses                                                                    215          415
                                                                                   ---------    ---------
              Total current liabilities                                                  418          541
                                                                                   ---------    ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Undesignated Preferred Stock, $.001 par value, 5,000,000
          shares authorized, none issued and outstanding                                   -            -
     Common Stock, $.001 par value, 20,000,000 shares authorized, 11,989,936 and
          11,929,048 shares issued, respectively; 4,992,901 and 11,479,648
          shares outstanding, respectively                                                12           12
     Additional paid-in capital                                                      114,065      114,065
     Cost of treasury stock, 6,997,035 and 449,400 shares, respectively              (21,487)      (7,533)
     Deficit accumulated during the development stage                                (84,570)     (83,057)
                                                                                   ---------    ---------
              Total stockholders' equity                                               8,020       23,487
                                                                                   ---------    ---------
              Total liabilities and stockholders' equity                           $   8,438    $  24,028
                                                                                   =========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

                         ZONAGEN, INC. AND SUBSIDIARY
                        (A development stage company)

                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                                                          FROM INCEPTION
                                                                                                         (AUGUST 20, 1987)
                                                THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,       THROUGH
                                                ---------------------------   ------------------------        JUNE 30,
                                                     2004         2003            2004         2003             2004
                                                  ---------    ---------       ---------    ---------        ---------
REVENUES
        Licensing fees                            $       -    $       -       $       -    $       -        $  28,755
        Product royalties                                 -            -               -            -              627
        Research and development grants                  53          217             117          337            1,214
        Interest income                                  22           74              48          186           13,070
        Gain on disposal of fixed assets                  -          102               -          102              102
        Other Income                                      -            -              35            -               35
                                                  ---------    ---------       ---------    ---------        ---------
              Total revenues and other income            75          393             200          625           43,803
EXPENSES
        Research and development                        508          579             985        1,143           92,774
        General and administrative                      294          490             728        1,102           25,868
        Interest expense and amortization
             of intangibles                               -            -               -            -              388
                                                  ---------    ---------       ---------    ---------        ---------
              Total expenses                            802        1,069           1,713        2,245          119,030
                                                  ---------    ---------       ---------    ---------        ---------
Loss from continuing operations                        (727)        (676)         (1,513)      (1,620)         (75,227)
Income (loss) from discontinued operations                -            -               -            -           (1,828)
Gain on disposal                                          -            -               -            -              939
                                                  ---------    ---------       ---------    ---------        ---------
Net loss before cumulative effect of
     change in accounting principle                    (727)        (676)         (1,513)      (1,620)         (76,116)
Cumulative effect of change in accounting
     principle                                            -            -               -            -           (8,454)
                                                  ---------    ---------       ---------    ---------        ---------
NET LOSS                                          $    (727)   $    (676)      $  (1,513)   $  (1,620)       $ (84,570)
                                                  =========    =========       =========    =========        =========
INCOME (LOSS) PER SHARE - BASIC AND DILUTED:      $   (0.15)   $   (0.06)      $   (0.29)   $   (0.14)
                                                  =========    =========       =========    =========
Shares used in loss per share calculation:
        Basic                                         4,993       11,484           5,242       11,494
        Diluted                                       4,993       11,484           5,242       11,494

        The accompanying notes are an integral part of these consolidated financial statements.

                         ZONAGEN, INC. AND SUBSIDIARY
                        (A development stage company)

                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                                                    FROM INCEPTION
                                                                                                                   (AUGUST 20, 1987)
                                                           THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,        THROUGH
                                                           ---------------------------  -------------------------       JUNE 30,
                                                                2004        2003            2004        2003              2004
                                                              ---------   ---------       ---------   ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $   (727)   $   (676)       $ (1,513)   $ (1,620)          (84,570)
Gain on disposal of discontinued operations                          -           -               -           -              (939)
Gain on disposal of assets                                           -        (102)              -        (102)             (102)
Adjustments to reconcile net loss to net cash
  used in operating activities:
        Noncash financing costs                                      -           -               -           -               316
        Noncash inventory impairment                                 -           -               -           -             4,417
        Noncash patent impairment                                   20           -              20           -             1,051
        Noncash decrease in accounts payable                         -           -               -           -            (1,308)
        Depreciation and amortization                                3          28               5          73             3,769
        Noncash expenses related to stock-based
             transactions                                            -          11               -          14             2,572
        Common stock issued for agreement not to
             compete                                                 -           -               -           -               200
        Series B Preferred Stock issued for consulting
             services                                                -           -               -           -                18
        Maturities (purchases) of marketable securities           (250)    (10,334)         (4,350)     (4,241)           22,185
Changes in operating assets and liabilities (net effects
  of purchase of businesses in 1988 and 1994):
        Decrease (increase) in receivables                           -           -               -           -              (199)
        Decrease (increase) in inventory                             -           -               -           -            (4,447)
        Decrease (increase) in prepaid expenses and other
             current assets                                         55        (322)             11        (100)               75
        (Decrease) increase in accounts payable and
             accrued expenses                                       22        (157)           (123)       (142)            1,613
        Decrease (increase) in other assets                          -           -             284           -                 -
                                                              --------    --------        --------    --------          --------
Net cash used in operating activities                             (877)    (11,552)         (5,666)     (6,118)          (55,349)

CASH FLOWS FROM INVESTING ACTIVITIES
        Maturities (purchases) of marketable securities              -           -               -           -           (28,723)
        Capital expenditures                                        (9)          -             (12)          -            (2,280)
        Purchase of technology rights and other assets             (46)        (14)            (99)        (15)           (2,368)
        Decrease in note receivable                                  -       1,000               -       1,000                 -
        Proceeds from sale of PP&E                                   -           -               -           -               225
        Cash acquired in purchase of FTI                             -           -               -           -                 3
        Proceeds from sale of subsidiary, less
             $12,345 for operating losses during
             1990 phase-out period                                   -           -               -           -               138
        Proceeds from sale of the assets of FTI                      -           -               -           -             2,250
        Increase in net assets held for disposal                     -           -               -           -              (213)
                                                              --------    --------        --------    --------          --------
Net cash provided by (used in) investing activities                (55)        986            (111)        985           (30,968)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of common stock                       -           -               -           -            84,224
        Proceeds from issuance of preferred stock                    -           -               -           -            23,688
        Purchase of treasury stock                                   -         (49)        (13,954)        (49)          (21,487)
        Proceeds from issuance of notes payable                      -           -               -           -             2,839
        Principal payments on notes payable                          -           -               -           -            (1,732)
                                                              --------    --------        --------    --------          --------
Net cash provided by (used by) financing activities                  -         (49)        (13,954)        (49)           87,532
                                                              --------    --------        --------    --------          --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (932)    (10,615)        (19,731)     (5,182)            1,215
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 2,147      14,116          20,946       8,683                 -
                                                              --------    --------        --------    --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  1,215    $  3,501        $  1,215    $  3,501          $  1,215
                                                              ========    ========        ========    ========          ========

        The accompanying notes are an integral part of these consolidated financial statements.

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)

NOTE 1 -- ORGANIZATION AND OPERATIONS

      Zonagen, Inc. (the "Company", Zonagen, or "we", "us" or "our") was organized on August 20, 1987 and is a development stage company. The Company is engaged in the development of pharmaceutical products that address diseases and conditions associated with the treatment of hormonal and reproductive system disorders. The Company's two lead product candidates are Progenta(TM), an oral formulation being developed for the treatment of uterine fibroids and endometriosis, and Androxal(TM), an oral formulation being developed for the treatment of testosterone deficiency. During the quarter ended June 30, 2004, the Company continued early development activities of Progenta(TM) as an oral treatment for endometriosis, which was funded under an $836,441 Phase II, Small Business Innovative Research ("SBIR") grant which was essentially depleted as of June 30, 2004.

      The Company will continue its efforts to out-license, namely Vasomax(R) and the related phentolamine-based products, its adjuvants and prostate cancer vaccine technologies and its hCG and zona pellucida immuno-contraceptive vaccines. In the future the Company may do additional clinical development relating to its phentolamine-based product candidates as a means to increase their out-licensing value. The Company will no longer maintain its current patent portfolio for both its hCG or zona pellucida immuno-contraceptive vaccines. This decision resulted in the write-off of approximately $20,000 during the quarter ended June 30, 2004 relating to its hCG vaccine patent portfolio. The Company had previously written-off its zona pellucida patent portfolio in December 2001 but continued to maintain that portfolio. There can be no assurance that the Company will be able to create any value from out-licensing activities of its prior development programs.

      On June 29, 2004 the Company announced that it would initiate a European Phase I/II study of its lead product candidate, Progenta(TM), for the treatment of uterine fibroids which is being conducted in Warsaw, Poland. As of August 10, 2004, eight patients have entered this clinical study. All eight patients have either entered or are about to enter the second phase of the study, which is the efficacy testing phase. To date, the drug has been both well absorbed and well tolerated at all dose levels administered. The Company believes it may have top level reportable data from this trial by year-end 2004.

      On July 1, and July 15, 2004, the Company released results from a randomized clinical trial comparing the Company's Androxal(TM) product candidate to placebo and to Androgel(R) in testosterone deficient men, a condition also known as hypogonadism. Androgel(R) is the current drug treatment of choice for this indication. Androxal(TM) is an orally administered medication that induces increased production of testosterone. This study consisted of 62 eligible subjects which were randomized and dosed into 6 different arms, three doses of Androxal(TM), placebo, and both

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)

high and low doses of Androgel(R).

      As of June 30, 2004, the Company had an accumulated deficit of $84.6 million. Losses have resulted principally from costs incurred in conducting clinical trials for VASOMAX(R), the Company's oral treatment for male erectile dysfunction, and the related female sexual dysfunction product, in research and development activities related to efforts to develop the Company's other products and from the associated administrative costs required to support those efforts.

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

      NASDAQ SMALL CAP MARKET LISTING

      On July 8, 2004 Zonagen's stock transferred from the Nasdaq National Market to the Nasdaq SmallCap Market after Nasdaq had approved the Company's application for this transfer. The Company applied for a Nasdaq SmallCap Market listing after Nasdaq had informed the Company that it no longer met the $10,000,000 minimum stockholders' equity listing requirement for the Nasdaq National Market. This shortfall was a result of the previously concluded, January 2004, self-tender offer.

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

      The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 123/148") and has elected not to record related compensation expense in accordance with this statement. Had compensation expense for its stock option plans been determined consistent with SFAS No. 123/148, the Company's net loss and loss per share would have been increased to the following pro forma amounts (in thousands, except for per share amounts):

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)

                                         THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                         ---------------------------       --------------------------
                                           2004              2003             2004           2003
                                         ----------      -----------       -----------    ------------
Net loss, as reported..........          $    (727)      $     (676)       $   (1,513)    $    (1,620)
Add: Stock-based employee
compensation expense included in
reported net income, net of related
tax effects                                     --               11                --              14
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax
effects                                        (98)            (163)             (118)           (362)
                                         ---------       ----------        ----------     -----------
  Pro forma net loss...........          $    (825)      $     (828)       $   (1,631)    $    (1,968)
                                         =========       ==========        ==========     ===========

Loss per share -
  Basic - as reported..........          $   (0.15)      $    (0.06)       $    (0.29)    $     (0.14)
  Basic - pro forma                          (0.17)           (0.07)            (0.31)          (0.17)
  Diluted  - as reported                     (0.15)           (0.06)            (0.29)          (0.14)
  Diluted - pro forma..........              (0.17)           (0.07)            (0.31)          (0.17)

      Under SFAS No. 123/148, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted in the three-month periods ended June 30, 2004 and 2003. The following weighted average assumptions were used for grants in the six-month periods ended June 30, 2004 and 2003, respectively: risk-free interest rates of 3.9% and 3.8%; no expected dividends; expected lives of 5.7 and 9.7 years; and expected volatility of 87% and 90%. The weighted average fair value of options granted at market for the six-month periods ended June 30, 2004 and 2003 was $1.89 and $1.06 respectively.

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

NOTE 3 -- MARKETABLE SECURITIES

      Management determines the appropriate classification of investments in debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. Securities which the Company has the ability and intent to hold to maturity are

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)

classified as "held to maturity". Securities classified as "trading securities" are recorded at fair value. Gains and losses on trading securities, realized and unrealized, are included in earnings and are calculated using the specific identification method. Any other securities are classified as "available for sale." At June 30, 2004 all securities were classified as trading securities. The cost basis including purchased premium, which approximates fair value, for these securities was $6.4 million and $2.0 million at June 30, 2004 and December 31, 2003, respectively.

      Short-term marketable securities have a remaining maturity of less than twelve months and long-term marketable securities have a remaining maturity of greater than twelve months. Marketable securities as of June 30, 2004, consist of only short-term investments totaling $6.4 million. The Company's investments typically include corporate bonds and notes, Euro-dollar bonds, taxable auction securities and asset-backed securities. The Company's policy is to require minimum credit ratings of A2/A and A1/P1 with maturities of up to three years. The average life of the investment portfolio may not exceed 24 months.

NOTE 4 -- PATENTS

      As of June 30, 2004, the Company had approximately $637,000 in capitalized patents reflected on its balance sheet. Of this amount $240,000 relates to patents for Progenta(TM), which is being developed as an oral treatment for uterine fibroids and endometriosis; $204,000 relates to vaccine adjuvant technologies; $98,000 relates to Androxal(TM), which is being developed as an oral treatment for testosterone deficiency; $81,000 relates to prostate cancer vaccine technologies; and $14,000 relates to various other technologies. The Company will no longer maintain its current patent portfolio for both its hCG and zona pellucida immuno-contraceptive vaccines. This decision resulted in the write-off of approximately $20,000 during the quarter ended June 30, 2004 relating to its hCG vaccine patent portfolio. The Company had previously written-off its zona pellucida patent portfolio in December 2001 but continued to maintain that portfolio. If Zonagen cannot out-license the technologies that the Company is no longer developing to another entity, then part or all of the value of such capitalized patents value could be impaired.

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

      The following table presents information necessary to calculate earnings per share for the

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)

three-month and six-month periods ended June 30, 2004 and 2003 (in thousands, except per share amounts):

                                       THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                       ---------------------------           --------------------------
                                           2004          2003                  2004             2003
                                        ----------     ---------             ----------      -----------
Net Loss                                $    (727)     $   (676)             $  (1,513)      $   (1,620)


Average common shares outstanding           4,993        11,484                  5,242           11,494
                                        ---------      --------              ---------       ----------
Basic loss per share                    $   (0.15)     $  (0.06)             $   (0.29)      $    (0.14)
                                        =========      ========              =========       ==========
Diluted loss per share                  $   (0.15)        (0.06)             $   (0.29)      $    (0.14)
                                        =========      ========              =========       ==========

      Common stock equivalents of 1,290,382 and 1,437,064 for the periods ended June 30, 2004 and 2003, respectively, were excluded from the above calculation of diluted EPS since they were antidilutive.

NOTE 6 -- STOCKHOLDERS' EQUITY

      In January 2004, Zonagen purchased 6,547,635 shares of its common stock (approximately 57% of its outstanding common stock) at a purchase price of $2.10 per share in accordance with the terms of its self tender offer, which expired on January 7, 2004. This purchase included 60,888 shares issuable upon exercise of options for a total aggregate purchase price of approximately $13.7 million, exclusive of $289,000 in costs associated with the offer. As of June 30, 2004, the Company had 4,992,901 shares outstanding. Shares purchased are included at cost as treasury stock in the accompanying balance sheet.

      Pursuant to the terms of the Company's 2000 Non-employee Directors Stock Option Plan, each of the three new non-employee directors that were elected at the Company's 2003 Annual Shareholder Meeting (which concluded on January 14,
2004) were automatically granted options to purchase 40,000 shares of the Company's common stock at an exercise price of $2.40, the closing price on January 14, 2004, the date of grant. On February 24, 2004, the Board of Directors approved an amendment to these options to provide that such options vest in quarterly installments over a three-year period.

      Under the terms of the 2000 Non-employee Directors' Stock Option Plan, prior directors who did not stand for re-election at the Company's 2003 Annual Shareholder Meeting were automatically granted an extension to exercise their fully vested options to January 14, 2006. These options consisted of 140,715 shares with exercise prices ranging from $1.70 to $5.65. In addition, these directors also received an extension to January 14, 2006 for any fully vested options granted

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)

under other plans. These options consisted of 112,500 shares with exercise prices ranging from $4.00 to $22.25.

      As a result of the expiration of the Company's Amended and Restated 1993 Employee and Consultant Stock Option Plan (the "1993 Plan") in May 2003, the Company's Board of Directors approved the 2004 Employee and Consultant Stock Option Plan ("2004 Plan") on February 24, 2004. The 2004 Plan is subject to stockholder approval at the 2004 Annual Meeting of Stockholders.

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

      In addition, the following grants were approved on March 29, 2004 to non-executive employees of the Company: (i) incentive options to purchase 123,350 shares that vest quarterly over three years, (ii) incentive options to purchase 17,504 shares that vest upon the achievement of certain milestones and
(iii) incentive options to purchase 22,361 shares (granted in lieu of additional increases in cash compensation) that vest in equal monthly increments through December 31, 2004. All of the options to executive officers and the Company's employees were granted at an exercise price of $2.72, the fair market value of the Company's common stock on the date of grant.

      Of all of the options granted to both executive officers and employees, options to purchase 150,000 shares were granted under the Company's 1994 Employee and Consultant Stock Option Plan (of which, options to purchase 56,737 shares were granted to Mr. Podolski, 38,245 shares were granted to Mr. Ploth and 55,018 were granted to the Company's other employees) and the remaining options were granted under the 2004 Plan. All of the options granted under the 1994 Plan are immediately valid while all of the options granted under the 2004 Plan are subject to stockholder approval at the Company's 2004 Annual Meeting of Stockholders to be held in 2004. The measurement date for determining the amount of stock option compensation expense, if any, to be recognized for the options granted under the 2004 Plan (listed above) will be determined based on the closing price of the Company's common stock on the date that the shareholders approve the 2004 Plan.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

                          ZONAGEN, INC. AND SUBSIDIARY
                          (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)

      LITIGATION

      Certain purported class action complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder were filed against the Company and certain of its officers and directors in 1998. These complaints were filed in the United States District Court for the Southern District of Texas (the "District Court") in Houston, Texas and were consolidated on May 29, 1998. The plaintiffs purported to bring the suit on behalf of all purchasers of Zonagen common stock between February 7, 1996 and January 9, 1998. The plaintiffs asserted that the defendants made materially false and misleading statements and failed to disclose material facts about the patents and patent applications of the Company relating to VASOMAX(R) and Chito-ZN (formerly named ImmuMax(TM)) and about the Company's clinical trials of VASOMAX(R). The plaintiffs sought to have the action declared to be a class action, and to have recessionary or compensatory damages in an unstated amount, along with interest and attorney's fees. On March 30, 1999, the District Court granted the defendants' motion to dismiss and dismissed the case with prejudice. The plaintiffs filed an appeal. On September 25, 2001, the United States Fifth Circuit Court of Appeals (the "Fifth Circuit") affirmed the dismissal of all claims except one; the Fifth Circuit reversed the District Court's dismissal of a claim concerning the Company's disclosure about a patent relating to VASOMAX(R). On June 13, 2003, the District Court granted the defendants' motion for summary judgment as to that last remaining claim, and entered a judgment dismissing the case with prejudice. The plaintiffs filed an appeal. On June 16, 2004, the Fifth Circuit affirmed the June 13, 2003 judgment of the District Court . In addition, on July 15, 2004, the Fifth Circuit denied the plaintiff's request for a rehearing. The time for the plaintiff to file a writ of certiorari with the United States Supreme Court has not yet expired.

      OFFICE LEASE

      The Company executed a new 74 month lease effective May 1, 2004, for 4,800 square feet of laboratory and office space located in its current building in The Woodlands, Texas. This space replaces its prior 2,518 square foot facility which was under a lease that expired on June 30, 2004.

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

      OVERVIEW

      Zonagen, Inc. (the "Company", Zonagen, or "we", "us" or "our") was organized on August 20, 1987 and is a development stage company. The Company is engaged in the development of pharmaceutical products that address diseases and conditions associated with the treatment of hormonal and reproductive system disorders. The Company's two lead product candidates are Progenta(TM), an oral formulation being developed for the treatment of uterine fibroids and endometriosis, and Androxal(TM), an oral formulation being developed for the treatment of testosterone deficiency. During the quarter ended June 30, 2004, the Company continued early development activities of Progenta(TM) as an oral treatment for endometriosis, which was funded under an $836,441 Phase II, Small Business Innovative Research ("SBIR") grant which was essentially depleted as of June 30, 2004.

      The Company will continue its efforts to out-license, namely Vasomax(R) and the related phentolamine-based products, its adjuvants and prostate cancer vaccine technologies and its hCG and zona pellucida immuno-contraceptive vaccines. In the future, the Company may do additional clinical development relating to its phentolamine-based product candidates as a means to increase their out-licensing value. The Company will no longer maintain its current patent portfolio for both its hCG or zona pellucida immuno-contraceptive vaccines. This decision resulted in the write-off of approximately $20,000 during the quarter ended June 30, 2004 relating to its hCG vaccine patent portfolio. The Company had previously written-off its zona pellucida patent portfolio in December 2001 but continued to maintain that portfolio. There can be no assurance that the Company will be able to create any value from out-licensing activities of its prior development programs.

      The primary focus of the company's existing financial resources will be on the clinical development of Progenta(TM) for uterine fibroids and for Androxal(TM) for the treatment of testosterone deficiency. The Company has experienced negative cash flows from operations since inception and has funded its activities to date primarily from equity financings and corporate collaborations. The Company's management feels that its current financial resources are adequate to complete the European Phase I/II clinical study of Progenta(TM) for the oral treatment of uterine fibroids and to complete the data management portion of its recently completed U.S. Phase I/II clinical study of Androxal(TM) for the oral treatment of men with testosterone deficiency but the Company will require substantial additional capital to further develop both Progenta(TM) and Androxal(TM). We intend to raise additional funds through the sale of shares of the Company's stock sometime in the future. We cannot assure that additional funding will be available on acceptable terms, or at all. The Company believes that its existing capital resources under its current operating plan will be sufficient to fund the Company's operations through the end of June 2005. There can be no assurance that changes in our current strategic plans or other events will not result in accelerated or unexpected expenditures.

      As of June 30, 2004, the Company had an accumulated deficit of $84.6 million. Losses have resulted principally from costs incurred in conducting clinical trials for VASOMAX(R), the Company's previous lead product candidate for the oral treatment for male erectile dysfunction, and the related female sexual dysfunction product, in research and development activities related to efforts to develop the Company's other products and from the associated administrative costs required to support those efforts.

      PROGENTA(TM)

      On June 29, 2004, the Company announced that it would initiate a 30-patient, randomized European Phase I/II clinical trial comparing Progenta(TM) to placebo and to a positive control group consisting of an approved gonadotropin releasing hormone agonist ("GnRHa") in treating women that were previously diagnosed with uterine fibroids. As of August 10, 2004, eight patients have entered this clinical study. All eight patients have entered or are about to enter the second phase of the study, which is the efficacy testing phase. To date, Progenta(TM) has been both well absorbed and well tolerated at all dose levels administered. The Company anticipates top-level data from this trial to be available by the year-end 2004. This clinical trial is being conducted in Warsaw, Poland. Progenta(TM) is an orally-active Selective Progesterone Receptor Modulator ("SPRM") that blocks the progesterone receptor. Progenta(TM) was one of several compounds licensed from the National Institutes of Health ("NIH") in 1999 and was selected as a lead candidate following numerous studies conducted by both the NIH and Zonagen.

      Although this study is the first human experience with Progenta(TM), several animal studies, including a long-term (9-month) primate study, had been previously conducted exploring both the safety and activity of the drug. Patients will be referred to the trial by several gynecological practices in Warsaw, Poland. They will be randomized into one of five parallel groups; placebo, three different doses of Progenta(TM), and a positive control group consisting of an approved GnRHa. Currently, GnRHa's are the gold standard of drug therapy for the indication and used most frequently prior to hysterectomy. The placebo and Progenta(TM) groups will be blinded. The study consists of three phases. Day 1 dosing will be followed for both initial safety and pharmacokinetics. Following a one week washout and safety assessment, women will take the drug for an additional 30 days after which time they will be readmitted into the clinic to evaluate steady state pharmacokinetics, effects on fibroid size, bone mineral density and hemoglobin. Women showing positive effects on fibroid volume and hemoglobin without adverse reactions will be allowed to continue in the trial for an additional two months. Women not experiencing a benefit with the study drug will be allowed to switch to the GnRHa for the duration of the study. At the end of the study, women on Progenta(TM) will be evaluated for changes in bone mineral density, hemoglobin levels and fibroid size and compared against the changes experienced by the positive control group dosed with the GnRHa.

      Uterine fibroids are common benign tumors of the uterus. They grow from the muscular wall of the uterus and are made up of muscle and fibrous tissue and may cause heavy bleeding, pelvic discomfort and pain, and create pressure on other organs. As many as 70% of all women have uterine fibroids. While the majority usually have no symptoms, 1 in 4 end up with symptoms severe enough to require treatment. In the United States, roughly 200,000 hysterectomies are performed annually due to uterine fibroids.

      Zonagen has also engaged a clinical research organization ("CRO") to prepare for a pre-Investigational New Drug ("IND") meeting it plans to hold with the Food and Drug Adminstration ("FDA") later this year to discuss a U.S. program for Progenta(TM). At a later date, and depending on available funds, Zonagen also plans to test the potential of Progenta(TM) in the treatment of endometriosis. The safety data from this first study should be directly applicable to the endometriosis program.

      ANDROXAL(TM)

      We are developing Androxal(TM) for the treatment of men with abnormally low testosterone levels, a condition also known as hypogonadism. This condition is associated with a host of physical and mental conditions experienced by the aging male, including loss of muscle tone, reduction of libido and deterioration of memory and certain cognitive functions. Androxal(TM) is an orally administered compound that results in increased production of testosterone by the body. Between four and five million men are estimated to have low testosterone in the United States alone.

      Current testosterone replacement therapies deliver additional testosterone either orally, transdermally or via injection. However, current products have two significant limitations. First, the use of oral androgens, injectable or transdermal testosterone results in abnormal spikes and drops in testosterone blood levels, instead of naturally-occurring circadian variation of testosterone levels. The leading testosterone replacement product in the United States, Androgel(R), is a topical gel formulation of testosterone. While transdermal drugs can produce more constant drug levels than other products, Androgel(R) causes abnormal spikes after application, which can produce side effects such as excitation, aggressive behavior, sleeplessness, anxiety, depression and headache. Androgel(R) sales in 2003 were approximately $282 million. Further, transdermal delivery of testosterone results in elevated levels of dihydrotestosterone ("DHT"), a conversion product of testosterone. The effects of these high levels are not well known, and we hope that the FDA will respond favorably to the relatively lower levels of DHT produced by Androxal(TM), as described below. We believe that Androxal(TM) could be the first oral therapy approved in this market without the side effects caused by unnatural peaks and troughs in hormone blood levels.

      In July 2004, we released results from a randomized clinical trial comparing Androxal(TM) to placebo and to Androgel(R) in hypogonadal men. The trial enrolled 62 clinically diagnosed hypogonadal men with testosterone levels less than 300 ng/dL, whereas normal levels range from 298 to 1034 ng/dL. Patients were randomized into six different arms, three doses of Androxal(TM), placebo, and both high and low doses of Androgel(R). The placebo and Androxal(TM) doses were administered in a double-blind fashion, and Androgel(R) was administered as an open label treatment. Following a two week drug treatment, patients were followed for an additional seven to 10 days to evaluate their testosterone levels. There were no side effects noted in either the Androxal(TM) or Androgel(R) arms of the study that were statistically different than placebo. Furthermore, all three doses produced statistically significant changes in testosterone from baseline testosterone levels. The low, mid and high doses of Androxal(TM) achieved mean increases of 169, 247 and 294 ng/dL, respectively (p=0.0053, 0.0002 and 0.0005) as compared to baseline. There were no statistically significant changes within the placebo group (mean decrease from baseline of -1 ng/dL, p=0.96). Seven of 10 men in the low dose group, 10 of 11 in the mid dose group and 10 of 10 men in the high dose group had restoration of normal testosterone levels.

      Comparing average testosterone levels during the trial period, all three doses of Androxal(TM) achieved blood levels of total testosterone that were statistically indistinguishable from the highest dose of Androgel(R) 10G. In each patient studied, Androxal(TM) also produced average testosterone levels below 1000 ng/dL at day 14, whereas several Androgel(R) patients had average testosterone levels far above the normal range. In the subset of men whose blood testosterone levels were measured six times over a 24-hour period, three of five men on the higher Androgel(R) dose had multiple measurements above the normal range. In contrast, only one man out of 15 on Androxal(TM) had a single measurement above the normal range.

      Our Androxal(TM) product candidate is covered by pending patent applications that cover its use for the treatment of hypogonadism in the United States and the major foreign markets. A third party holds an issued patent covering the use of the parent compound in Androxal, for use in the treatment of hypogonadism. As it stands, this patent may block our use of Androxal(TM) for this indication. However, following our request for reexamination of the cited patent in light of several prior art arguments, the U.S. Patent and Trademark Office ("PTO") has begun reexamination proceedings of the patent. We can not be certain that the existing patent will be reversed.

      For a detailed discussion regarding the development, scientific rationale and risks involving both Progenta(TM) and Androxal(TM) and a discussion of our prior product candidates, see "Part I. Item 1. Business" included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

      CLASS ACTION LAWSUIT UPDATE

      On June 16, 2004, the United States Court of Appeals for the Fifth Circuit affirmed the June 13, 2003 judgment of the United States District Court for the Southern District of Texas dismissing the one claim remaining from the consolidated class action lawsuit described in the Company's SEC filings. In addition, on July 15, 2004, the Court of Appeals denied the plaintiff's request for a rehearing. The time for the plaintiff to file a writ of certiorari with the United States Supreme Court has not yet expired.

      NASDAQ SMALLCAP MARKET LISTING

      In January 2004, Zonagen purchased of 6,547,635 shares of its common stock (approximately 57% of its outstanding common stock) at a purchase price of $2.10 per share in accordance with the terms of its self tender offer, which expired on January 7, 2004. This purchase included 60,888 shares issuable upon exercise of options for a total aggregate purchase price of approximately $13.7 million, exclusive of approximately $289,000 of costs associated with the offer. As of June 30, 2004, the Company had 4,992,901 shares outstanding.

      On July 8, 2004 Zonagen's stock transferred from the Nasdaq National Market to the Nasdaq SmallCap Market after Nasdaq had approved the Company's application for this transfer. The Company applied for a Nasdaq SmallCap Market listing after Nasdaq had informed the Company that it no longer met the $10,000,000 minimum stockholders' equity listing requirement for the Nasdaq National Market. This shortfall was a result of the previously concluded, January 2004, self tender offer.

      OFFICE LEASE

      The Company executed a new 74 month lease effective May 1, 2004, for 4,800 square feet of laboratory and office space located in its current building in The Woodlands, Texas. This space replaces its prior 2,518 square foot facility which was under a lease that expired on June 30, 2004.

      RESULTS OF OPERATIONS

      Three Month and Six Month Periods Ended June 30, 2004 and 2003

      Revenues. Total revenues for the three month period ended June 30, 2004 decreased to $75,000 as compared with $393,000 for the same period in the prior year and were approximately $200,000 for the six-month period ended June 30, 2004 as compared to $625,000 for the same period in the prior year.

      Research and development grant revenues for the three-month period ended June 30, 2004 were $53,000 as compared to $217,000 for the same period in the prior year and were $117,000 for the six-month period ended June 30, 2004 as compared to $337,000 for the same period in the prior year. Grant revenue relates to three SBIR grants that were awarded to the Company in the third quarter ended September 30, 2002. The Company performed a portion of that paid research under its one existing $836,441 Phase II grant during the three-month period ended June 30, 2004 as compared to the research that was performed under three SBIR grants during the same period in the prior year. Two of the awarded SBIR grants were depleted during 2003 and the last existing grant for $836,441 has essentially been depleted during the second quarter ended June 30, 2004.

      Interest income decreased 70% to $22,000 for the three-month period ended June 30, 2004, as compared to $74,000 for the same period in the prior year and was $48,000 for the six-month period ended June 30, 2004 as compared to $186,000 for the same period in the prior year. This decrease is primarily due to the reduction in investment cash on hand as a result of the Company completing its self tender offer for an approximate aggregate purchase price of $13.7 million, which was exclusive of approximately $289,000 of costs associated with the offer, that was completed in January 2004.

      In the three-month period ended June 30, 2003 the Company sold substantially all of its fixed assets, in preparation of an anticipated potential strategic alternative transaction, for approximate net proceeds of $225,000, which was $102,000 over their book value. At that time management felt that these assets were not required to redeploy the Company's overall assets.

      Other revenue included in the six-month period ended June 30, 2004 of $35,000 was from the sale of some of the Company's preclinical phentolamine data that is to be used for a purpose that does not compete with the Company's existing sexual dysfunction technologies.

      Research and Development Expenses. Research and development ("R&D") expenses include contracted research, regulatory affairs activities and general research and development expenses. R&D expenses decreased 12% to $508,000 for the three-month period ended June 30, 2004 as compared to $579,000 for the same period in the prior year and decreased 14% to $985,000 for the six-month period ended June 30, 2004 as compared to $1.1 million for the same period in the prior year. Reimbursed R&D expenses relating to the Company's SBIR grants were $166,000 less for the three-month period ended June 30, 2004 as compared to the same period in the prior year and were $209,000 less for the six-month period ended June 30, 2004 as compared to the same period in the prior year. In addition, during the six-month period ended June 30, 2003, the Company reduced its research staff and incurred a $122,000 severance charge. During the three and six-month periods ended June 30, 2004 the Company prepared for the start of its Progenta(TM) European Phase I/II clinical study and also continued working toward the completion of its U.S. Phase I/II human clinical study with Androxal(TM). The Company also continued its early development work with Progenta(TM) as an oral treatment for endometriosis, which was funded under a Phase II $836,441 SBIR grant that was essentially depleted by June 30, 2004.

      General and Administrative Expenses. General and administrative ("G&A") expenses decreased 40% to $294,000 for the three-month period ended June 30, 2004, as compared to $490,000 for the same period in the prior year and decreased 34% to $728,000 for the six-month period ended June 30, 2004 as compared to $1.1 million for the same period in the prior year. The decrease in expenses for the three-month and six-month periods ended June 30, 2004 is primarily due to a decrease in costs associated with the search for a potential strategic alternative, a reduction in D&O insurance costs and a reduction in facility related costs due to facility downsizing.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has incurred losses since its inception in 1987 and expects to continue to incur losses for the foreseeable future. Since inception, the Company has financed its operations primarily with proceeds from private placements and public offerings of equity securities, with funds received under collaborative agreements and SBIR grants. The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. The Company believes its current financial resources are adequate to complete its European Phase I/II human safety and efficacy study of Progenta(TM) and to complete its ongoing data management of its U.S. Phase I/II clinical study with Androxal(TM). The Company believes that its existing capital resources under its current operating plan will be sufficient to fund operations through the end of June 2005.

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

      In January 2004, Zonagen purchased 6,547,635 shares of its common stock (approximately 57% of its outstanding common stock) at a purchase price of $2.10 per share in accordance with the terms of its self tender offer, which expired on January 7, 2004. This purchase included 60,888 shares issuable upon exercise of options for a total aggregate purchase price of approximately $13.7 million, exclusive of approximately $289,000 of costs associated with the offer. As of June 30, 2004, the Company had 4,992,901 shares outstanding.

      The Company had cash, cash equivalents and marketable securities of approximately $7.6 million at June 30, 2004, as compared to $22.9 million at December 31, 2003. Excluding maturities and purchases of marketable securities of ($250,000) and ($10.3) million in the three-month period ended June 30, 2004 and 2003, respectively, net cash of approximately $628,000 was used in operating activities during the three-month period ended June 30, 2004 as compared to $1.2 million used for the same period in the prior year. The decreased use of cash for the three-month period ended June 30, 2004 as compared to the same period in the prior year is primarily due to a decrease in research and development costs associated with Androxal(TM), a decrease in costs associated with potential strategic alternatives, a decrease in D&O insurance costs and a reduction in facility related costs due to facility downsizing.

      Excluding maturities and purchases of marketable securities of ($4.4) million and ($4.3) million in the six-month period ended June 30, 2004 and 2003, respectively, net cash of approximately $1.3 million was used in operating activities during the six-month period ended June 30, 2004 as compared to $1.9 million used for the same period in the prior year. The decreased use of cash for the six-month period ended June 30, 2004 as compared to the same period in the prior year is primarily due to a decrease in costs associated with potential strategic alternatives, a decrease in D&O insurance costs, a decrease in research and development costs associated with Androxal(TM) and a reduction in facility related costs due to facility downsizing offset by an increase in research and development costs associated with Progenta(TM).

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

      In connection with the evaluation described above, the Company identified no change in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Certain purported class action complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder were filed against the Company and certain of its officers and directors in 1998. These complaints were filed in the United States District Court for the Southern District of Texas (the "District Court") in Houston, Texas and were consolidated on May 29, 1998. The plaintiffs purported to bring the suit on behalf of all purchasers of Zonagen common stock between February 7, 1996 and January 9, 1998. The plaintiffs asserted that the defendants made materially false and misleading statements and failed to disclose material facts about the patents and patent applications of the Company relating to VASOMAX(R) and Chito-ZN (formerly named ImmuMax(TM)) and about the Company's clinical trials of VASOMAX(R). The plaintiffs sought to have the action declared to be a class action, and to have recessionary or compensatory damages in an unstated amount, along with interest and attorney's fees. On March 30, 1999, the District Court granted the defendants' motion to dismiss and dismissed the case with prejudice. The plaintiffs filed an appeal. On September 25, 2001, the United States Fifth Circuit Court of Appeals (the "Fifth Circuit") affirmed the dismissal of all claims except one; the Fifth Circuit reversed the District Court's dismissal of a claim concerning the Company's disclosure about a patent relating to VASOMAX(R). On June 13, 2003, the District Court granted the defendants' motion for summary judgment as to that last remaining claim, and entered a judgment dismissing the case with prejudice. The plaintiffs filed an appeal. On June 16, 2004, the Fifth Circuit affirmed the June 13, 2003 judgment of the District Court . In addition, on July 15, 2004, the Fifth Circuit denied the plaintiff's request for a rehearing. The time for the plaintiff to file a writ of certiorari with the United States Supreme Court has not yet expired.

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

      b     Reports on Form 8-K

            The Company filed five current reports on Form 8-K, three of which were filed under Item 5 on April 1, June 28 and June 29, 2004 and two of which were filed under Item 12 on April 1 and May 10, 2004.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ZONAGEN, INC.

Date: August 12, 2004

                              By: /s/ Joseph S. Podolski
                                  ----------------------------------------------
                                  Joseph S. Podolski
                                  President, Chief Executive Officer  and
                                  Director
                                  (Principal Executive Officer)

Date: August 12, 2004

                              By: /s/ Louis Ploth, Jr.
                                  ----------------------------------------------
                                  Louis Ploth, Jr.
                                  Vice President Business Development, Chief
                                  Financial Officer, Director and Secretary
                                  (Principal Financial and Accounting Officer)