Form 10-Q
period 2004-09-30
ZONAGEN INC
filed 2004-10-20
CIK 897075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-21198

ZONAGEN, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware
(State or other jurisdiction of	76-0233274
incorporation or	(IRS Employer
organization)	Identification No.)

2408 Timberloch Place, Suite B-1
The Woodlands, Texas 77380
(Address of principal executive
offices and zip code)

(281) 719-3400
(Registrant’s telephone number,
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
Yes [  ]  No [X]

     As of October 19, 2004, there were outstanding 4,992,901 shares of Common Stock, par value $.001 per share, of the Registrant.

ZONAGEN, INC.
(A development stage company)

For the Quarter Ended September 30, 2004

INDEX

		Page
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS		3
PART I.	FINANCIAL INFORMATION	4
Item 1.	Financial Statements
	Consolidated Balance Sheets: September 30, 2004 (Unaudited) and December 31, 2003	5
	Consolidated Statements of Operations: For the three months ended September 30, 2004 and 2003, nine months ended September 30, 2004 and 2003 and from Inception (August 20, 1987) through September 30, 2004 (Unaudited)	6
	Consolidated Statements of Cash Flows: For the three months ended September 30, 2004 and 2003, nine months ended September 30, 2004 and 2003 and from Inception (August 20, 1987) through September 30, 2004 (Unaudited)	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 6.	Exhibits and Reports on Form 8-K	23
SIGNATURES		25
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “may,” “anticipate,” “believe,” “expect,” “estimate,” “project,” “suggest,” “intend” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, suggested or intended. These risks and uncertainties include risks associated with the early stage of development of Progenta™ and Androxal™, uncertainty relating to the Company’s patent portfolio, approval of the Company’s products by the Food and Drug Administration (“FDA”) and regulatory bodies in other jurisdictions, the Company’s ability to raise additional capital on acceptable terms or at all, manufacturing uncertainties related to Progenta™, the Company’s ability to remain listed on the Nasdaq SmallCap Market, the Company’s ability to obtain value from its other technologies and other risks and uncertainties described in the Company’s filings with the Securities and Exchange Commission. For additional discussion of such risks, uncertainties and assumptions, see “Item 1. Description of Business — Business Risks” included in the Company’s annual report on Form 10-K for the year ended December 31, 2003 and “Part I. Financial Information - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included elsewhere in this quarterly report on Form 10-Q.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

     The following unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

ZONAGEN, INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED BALANCE SHEETS

(in thousands except per share amounts)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,556	$20,946
Marketable securities	4,000	2,000
Prepaid expenses and other current assets	86	235

Total current assets	6,642	23,181
Fixed Assets, net	17	—
Other assets, net	387	847

Total assets	$7,046	$24,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$190	$126
Accrued expenses	225	415

Total current liabilities	415	541

Commitments and contingencies
Stockholders’ Equity
Undesignated Preferred Stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.001 par value, 20,000,000 shares authorized, 11,989,936 and 11,929,048 shares issued, respectively; 4,992,901 and 11,479,648 shares outstanding, respectively	12	12
Additional paid-in capital	114,377	114,065
Deferred compensation	(260)	—
Cost of treasury stock, 6,997,035 and 449,400 shares, respectively	(21,487)	(7,533)
Deficit accumulated during the development stage	(86,011)	(83,057)

Total stockholders’ equity	6,631	23,487

Total liabilities and stockholders’ equity	$7,046	$24,028

The accompanying notes are an integral part of these consolidated financial statements.

ZONAGEN, INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands except per share amounts)

					From Inception
					(August 20, 1987)
	Three Months Ended September 30,		Nine Months Ended September 30,		through September 30,
	2004	2003	2004	2003	2004
Revenues
Licensing fees	$—	$—	$—	$—	$28,755
Product royalties	—	—	—	—	627
Research and development grants	2	122	118	459	1,215
Interest income	27	67	75	254	13,097
Gain on disposal of fixed assets	—	—	—	102	102
Other Income	—	—	35	—	35

Total revenues and other income	29	189	228	815	43,831
Expenses
Research and development	929	439	1,914	1,583	93,703
General and administrative	540	606	1,268	1,707	26,408
Interest expense and amortization of intangibles	—	—	—	—	388

Total expenses	1,469	1,045	3,182	3,290	120,499

Loss from continuing operations	(1,440)	(856)	(2,954)	(2,475)	(76,668)
Income (loss) from discontinued operations	—	—	—	—	(1,828)
Gain on disposal	—	—	—	—	939

Net loss before cumulative effect of change in accounting principle	(1,440)	(856)	(2,954)	(2,475)	(77,557)
Cumulative effect of change in accounting principle	—	—	—	—	(8,454)

Net loss	$(1,440)	$(856)	$(2,954)	$(2,475)	$(86,011)

Income (loss) per share — basic and diluted:	$(0.29)	$(0.07)	$(0.57)	$(0.22)

Shares used in loss per share calculation:
Basic	4,993	11,480	5,159	11,489
Diluted	4,993	11,480	5,159	11,489

The accompanying notes are an integral part of these consolidated financial statements.

ZONAGEN, INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

					From Inception
					(August 20, 1987)
	Three Months Ended September 30,		Nine Months Ended September 30,		through September 30,
	2004	2003	2004	2003	2004
Cash Flows from Operating Activities
Net loss	$(1,440)	$(856)	$(2,954)	$(2,475)	(86,011)
Gain on disposal of discontinued operations	—	—	—	—	(939)
Gain on disposal of assets	—	—	—	(102)	(102)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash financing costs	—	—	—	—	316
Noncash inventory impairment	—	—	—	—	4,417
Noncash patent impairment	288	—	308	—	1,339
Noncash decrease in accounts payable	—	—	—	—	(1,308)
Depreciation and amortization	3	2	8	75	3,772
Noncash expenses related to stock-based transactions	52	—	52	14	2,624
Common stock issued for agreement not to compete	—	—	—	—	200
Series B Preferred Stock issued for consulting services	—	—	—	—	18
Maturities (purchases) of marketable securities	2,350	2,280	(2,000)	(1,960)	24,535
Changes in operating assets and liabilities (net effects of purchase of businesses in 1988 and 1994):
Decrease (increase) in receivables	—	—	—	—	(199)
Decrease (increase) in inventory	—	—	—	—	(4,447)
Decrease (increase) in prepaid expenses and other current assets	137	203	149	102	213
(Decrease) increase in accounts payable and accrued expenses	(3)	98	(125)	(44)	1,611
Decrease (increase) in other assets	(10)	—	274	—	(10)

Net cash used in (provided by) operating activities	1,377	1,727	(4,288)	(4,390)	(53,971)
Cash Flows from Investing Activities
Maturities (purchases) of marketable securities	—	—	—	—	(28,723)
Capital expenditures	(6)	—	(19)	—	(2,287)
Purchase of technology rights and other assets	(30)	(15)	(129)	(31)	(2,398)
(Increase) decrease in note receivable	—	—	—	1,000	—
Proceeds from sale of PP&E	—	225	—	225	225
Cash acquired in purchase of FTI	—	—	—	—	3
Proceeds from sale of subsidiary, less $12,345 for operating losses during 1990 phase-out period	—	—	—	—	138
Proceeds from sale of the assets of FTI	—	—	—	—	2,250
Increase in net assets held for disposal	—	—	—	—	(213)

Net cash provided by (used in) investing activities	(36)	210	(148)	1,194	(31,005)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	—	—	—	—	84,224
Proceeds from issuance of preferred stock	—	—	—	—	23,688
Purchase of treasury stock	—	—	(13,954)	(49)	(21,487)
Proceeds from issuance of notes payable	—	—	—	—	2,839
Principal payments on notes payable	—	—	—	—	(1,732)

Net cash provided by (used in) financing activities	—	—	(13,954)	(49)	87,532

Net increase (decrease) in cash and cash equivalents	1,341	1,937	(18,390)	(3,245)	2,556
Cash and cash equivalents at beginning of period	1,215	3,501	20,946	8,683	—

Cash and cash equivalents at end of period	$2,556	$5,438	$2,556	$5,438	$2,556

The accompanying notes are an integral part of these consolidated financial statements.

ZONAGEN, INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

NOTE 1 — Organization and Operations

     Zonagen, Inc. (the “Company”, Zonagen, or “we”, “us” or “our”) was organized on August 20, 1987 and is a development stage company. The Company is engaged in the development of pharmaceutical products that address diseases and conditions associated with the treatment of hormonal and reproductive system disorders. The Company’s two product candidates which are in the clinical development stage are Progenta™, an oral formulation being developed for the treatment of uterine fibroids and Androxal™, an oral formulation being developed for the treatment of testosterone deficiency. Progenta is one of several compounds, which were licensed from the National Institutes of Health (“NIH”) in 1999 and was selected as a lead candidate following numerous studies conducted by both the NIH and Zonagen. During the quarter ended September 30, 2004, the Company also continued minimal early development activities of Progenta as an oral treatment for endometriosis, which was funded under an $836,441 Phase II, Small Business Innovative Research (“SBIR”) grant which is essentially depleted.

     On June 29, 2004 the Company announced that it would initiate a European Phase I/II study of its lead product candidate, Progenta, for the oral treatment of uterine fibroids, which is being conducted in Warsaw, Poland. On September 14, 2004, the Company reported that all 30 patients had been enrolled in the study. As of October 13, 2004, all of the patients, who are receiving one of three dose levels of Progenta or placebo are finding the drug to be well tolerated. The Company believes it may have reportable top-level data from the trial by year-end 2004 or early in 2005. Zonagen has also engaged a clinical research organization (“CRO”) to prepare for a pre-Investigational New Drug (“IND”) meeting it plans to hold with the Food and Drug Administration (“FDA”) later this year to discuss a U.S. program for Progenta.

     During July, 2004, the Company released results from a randomized clinical trial comparing the Company’s Androxal product candidate to placebo and to Androgel® in testosterone deficient men, a condition also known as andropause. Androgel® is the current drug treatment of choice for this indication. Androxal is an orally administered medication that induces increased production of testosterone. This study consisted of 52 eligible subjects which were randomized and dosed into 5 different arms, three dose levels of Androxal, placebo, and the low doses of Androgel®. Upon completion of these arms of the trial, a sixth arm comprised of 10 men from the initial group was formed to test the high dose of Androgel®. The Company engaged a CRO to prepare an end of study report, which has been submitted to the FDA. The Company has requested an end of study meeting with the FDA to discuss the future clinical development of Androxal and hopes to have that meeting before the end of 2004.

     During the quarter ended September 30, 2004, the Company continued its out-licensing efforts relating to the Company’s prior product candidates. The Company has utilized both

ZONAGEN, INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

internal out-licensing efforts as well as the efforts of an outside licensing consultant in an attempt to create value from the Company’s prior large molecule product candidates. These efforts have not resulted in an out-licensing opportunity for the Company. As a result of this outcome, on September 29, 2004, the Company’s Board of Directors and management decided to focus substantially all of the Company’s internal resources on the clinical development of the Company’s small molecule product candidates, which include Progenta and Androxal. In addition, the Company will continue its out-licensing efforts with its previous small molecule phentolamine-based product candidates, which include VASOMAX®, which had previously been approved to be marketed in several countries in Latin America but is currently on clinical hold in the United States. As a result of this decision the Company will no longer support the patent portfolio of its large molecule product candidates, which relate to various technologies and include its vaccine adjuvants and various vaccine candidates. This decision resulted in the impairment of approximately $288,000 in associated capitalized patent costs during the quarter ended September 30, 2004, which was in addition to $20,000, which was recorded during the quarter ended June 30, 2004 relating to the Company’s hCG vaccine patent portfolio. Although the Company had previously written off its zona pellucida patent portfolio in December 2001 it continued to maintain that portfolio. The Company will no longer support the patent portfolio of any of its prior large molecule product candidates. There can be no assurance that the Company will be able to create any value from out-licensing activities of its phentolamine-based product candidates.

     As of September 30, 2004, the Company had an accumulated deficit of approximately $86.0 million. Losses have resulted principally from costs incurred in conducting clinical trials for VASOMAX®, the Company’s oral treatment for male erectile dysfunction, and the related female sexual dysfunction product, in research and development activities related to efforts to develop the Company’s other products and from the associated administrative costs required to support those efforts.

     Zonagen’s results of operations may vary significantly from quarter to quarter and year to year. The Company has experienced negative cash flows from operations since inception and has funded its activities to date primarily from equity financings and corporate collaborations. The Company believes that its existing capital resources under its current operating plan will be sufficient to fund the Company’s operations through the end of June 2005. There can be no assurance that changes in the Company’s revised strategic plans or other events will not result in accelerated or unexpected expenditures.

     Nasdaq Small Cap Market Listing

     On July 8, 2004 Zonagen’s stock transferred from the Nasdaq National Market to the Nasdaq SmallCap Market after Nasdaq had approved the Company’s application for this transfer.

ZONAGEN, INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

The Company applied for a Nasdaq SmallCap Market listing after Nasdaq had informed the Company that it no longer met the $10,000,000 minimum stockholders’ equity listing requirement for the Nasdaq National Market. This shortfall was a result of the Company’s previously concluded, January 2004 self-tender offer.

NOTE 2 — Stock-based Compensation

     The Company accounts for its stock option plans under APB No. 25 “Accounting for Stock Issued to Employees.” Accordingly, deferred compensation is recorded for stock options based on the excess of the market value of the common stock on the measurement date over the exercise price of the options. This deferred compensation is amortized over the vesting period of each option.

     The Company has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 123/148”) and has elected not to record related compensation expense in accordance with this statement. Had compensation expense for its stock option plans been determined consistent with SFAS No. 123/148, the Company’s net loss and loss per share would have been increased to the following pro forma amounts (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss, as reported	$(1,440)	$(856)	$(2,954)	$(2,475)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	52	—	52	14
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(191)	(161)	(310)	(523)

Pro forma net loss	$(1,579)	$(1,017)	$(3,212)	$(2,984)

Loss per share -
Basic — as reported	$(0.29)	$(0.07)	$(0.57)	$(0.22)
Basic — pro forma	(0.32)	(0.09)	(0.62)	(0.26)
Diluted — as reported	(0.29)	(0.07)	(0.57)	(0.22)
Diluted — pro forma	(0.32)	(0.09)	(0.62)	(0.26)

ZONAGEN, INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

     Under SFAS No. 123/148, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted in the three-month period ended September 30, 2003. The following weighted average assumptions were used for grants in the three-month period ended September 30, 2004: risk-free interest rate of 3.8%; no expected dividends; expected life of 6.5 years and expected volatility of 87%. The weighted fair value of options granted for the three-month period ended September 30, 2004 was $2.75. The following weighted average assumptions were used for grants in the nine-month periods ended September 30, 2004 and 2003, respectively: risk-free interest rates of 3.5% and 3.8%; no expected dividends; expected lives of 6.5 years and 9.7 years; and expected volatility of 89% and 90%. The weighted average fair value of options granted for the nine-month periods ended September 30, 2004 and 2003 was $1.99 and $1.06 respectively.

     The Black-Scholes option valuation model and other existing models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of and are highly sensitive to subjective assumptions including the expected stock price volatility. The Company’s employee stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate.

NOTE 3 — Marketable Securities

     Management determines the appropriate classification of investments in debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. Securities which the Company has the ability and intent to hold to maturity are classified as “held to maturity”. Securities classified as “trading securities” are recorded at fair value. Gains and losses on trading securities, realized and unrealized, are included in earnings and are calculated using the specific identification method. Any other securities are classified as “available for sale.” At September 30, 2004 all securities were classified as trading securities. The cost basis including purchased premium, which approximates fair value, for these securities was $4.0 million and $2.0 million at September 30, 2004 and December 31, 2003, respectively.

     Short-term marketable securities have a remaining maturity of less than twelve months and long-term marketable securities have a remaining maturity of greater than twelve months. Marketable securities as of September 30, 2004, consist of only short-term investments totaling $4.0 million. The Company’s investments typically include corporate bonds and notes, Euro-dollar bonds, taxable auction securities and asset-backed securities. The Company’s policy is to require minimum credit ratings of A2/A and A1/P1 with maturities of up to three years. The average life of the investment portfolio may not exceed 24 months.

NOTE 4 — Patents

ZONAGEN, INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

     As of September 30, 2004, the Company had approximately $377,000 in capitalized patents reflected on its balance sheet. Of this amount $247,000 relates to patents for Progenta, which is being developed as an oral treatment for uterine fibroids and endometriosis and $130,000 relates to Androxal, which is being developed as an oral treatment for testosterone deficiency. The Company will no longer maintain its current patent portfolio for its vaccine adjuvants, prostate cancer vaccines, hCG and zona pellucida immuno-contraceptive vaccines. This decision resulted in the impairment of approximately $288,000 in associated capitalized patent costs. Accordingly, an impairment charge of $288,000 was recorded during the quarter ended September 30, 2004 relating to the Company’s vaccine adjuvants and prostate cancer vaccines, which is in addition to $20,000 which was recorded during the quarter ended June 30, 2004 relating to the Company’s hCG vaccine patent portfolio. The Company had previously written off its zona pellucida patent portfolio in December 2001 but continued to maintain that portfolio. In the future the Company will only maintain the patent portfolios relating to Progenta, Androxal and its phentolamine-based products which include VASOMAX®.

NOTE 5 — Earnings (Loss) Per Share

     Basic EPS is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as basic EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method of potentially dilutive outstanding options.

     The following table presents information necessary to calculate earnings per share for the three-month and nine-month periods ended September 30, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net Loss	$(1,440)	$(856)	$(2,954)	$(2,475)
Average common shares outstanding	4,993	11,480	5,159	11,489

Basic loss per share	$(0.29)	$(0.07)	$(0.57)	$(0.22)

Diluted loss per share	$(0.29)	$(0.07)	$(0.57)	$(0.22)

     Common stock equivalents of 1,836,846 and 1,286,664 for the periods ended September 30, 2004 and 2003, respectively, were excluded from the above calculation of diluted EPS since they were antidilutive.

ZONAGEN, INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

NOTE 6 — Stockholders’ Equity

     In January 2004, Zonagen purchased 6,547,635 shares of its common stock (approximately 57% of its outstanding common stock) at a purchase price of $2.10 per share in accordance with the terms of its self tender offer, which expired on January 7, 2004. This purchase included 60,888 shares issuable upon exercise of options for a total aggregate purchase price of approximately $13.7 million, exclusive of $289,000 in costs associated with the offer. As of September 30, 2004, the Company had 4,992,901 shares outstanding. Shares purchased are included at cost as treasury stock in the accompanying balance sheet.

     Pursuant to the terms of the Company’s 2000 Non-employee Directors Stock Option Plan, each of the three new non-employee directors that were elected at the Company’s 2003 Annual Shareholder Meeting (which concluded on January 14, 2004) were automatically granted options to purchase 40,000 shares of the Company’s common stock at an exercise price of $2.40, the closing price on January 14, 2004, the date of grant. On February 24, 2004, the Board of Directors approved an amendment to these options to provide that such options vest in quarterly installments over a three-year period.

     On September 29, 2004 two newly elected directors were automatically granted options, pursuant to the terms of the Company’s 2000 Non-employee Directors Stock Option Plan, to purchase 40,000 shares of the Company’s common stock at an exercise price of $3.60, the closing price on September 29, 2004, the date of grant. These options vest quarterly over a three year period. In addition, on September 29, 2004, due to the re-election of three existing directors, the Company issued each director options to purchase 5,000 shares of the Company’s common stock at an exercise price of $3.60, the closing price on September 29, 2004, the date of grant. These options will vest in their entirety upon the conclusion of the Company’s 2005 Annual Shareholders’ Meeting.

     Under the terms of the 2000 Non-employee Directors’ Stock Option Plan, prior directors who did not stand for re-election at the Company’s 2003 Annual Shareholder Meeting were automatically granted an extension to exercise their fully vested options to January 14, 2006. These consisted of options to purchase 140,715 shares with exercise prices ranging from $1.70 to $5.65. In addition, these directors also received an extension to January 14, 2006 for any fully vested options granted under other plans. These consisted of options to purchase 112,500 shares with exercise prices ranging from $4.00 to $22.25. Since the closing price of the Company’s common stock was $2.40 on January 14, 2004, no compensation expense was recorded for the extension described above.

     As a result of the expiration of the Company’s Amended and Restated 1993 Employee and Consultant Stock Option Plan (the “1993 Plan”) in May 2003, the Company’s Board of Directors approved the 2004 Employee and Consultant Stock Option Plan (“2004 Plan”) on February 24,

ZONAGEN, INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

2004. The 2004 Plan was approved by stockholders during the 2004 Annual Meeting of Stockholders which was held on September 29, 2004.

     On March 29, 2004, the Compensation Committee approved grants to the Company’s executive officers of (i) incentive options to purchase 358,763 shares of its common stock that vest quarterly over three years and (ii) incentive options to purchase 79,486 shares of its common stock that vest in the event certain milestones are attained by January 25, 2005. These options replace grants of options to purchase an equal number of shares that were approved in January 2004 under the Company’s then-expired 1993 Plan, which grants have been terminated as a result of the expiration of the 1993 Plan.

     In addition, the following grants were approved on March 29, 2004 to non-executive employees of the Company: (i) incentive options to purchase 123,350 shares that vest quarterly over three years, (ii) incentive options to purchase 17,504 shares that vest upon the achievement of certain milestones and (iii) incentive options to purchase 22,361 shares (granted in lieu of additional increases in cash compensation) that vest in equal monthly increments through December 31, 2004. All of the options to executive officers and the Company’s employees were granted at an exercise price of $2.72, the fair market value of the Company’s common stock on the date of grant.

     Of all of the options granted to both executive officers and employees, options to purchase 150,000 shares were granted under the Company’s 1994 Employee and Consultant Stock Option Plan (of which, options to purchase 56,737 shares were granted to Mr. Podolski, 38,245 shares were granted to Mr. Ploth and 55,018 were granted to the Company’s other employees) and the remaining options were granted under the 2004 Plan. All of the options granted under the 1994 Plan are immediately valid while all of the options granted under the 2004 Plan were approved by stockholders at the Company’s 2004 Annual Meeting of Stockholders which was held on September 29, 2004. Due to the approval of these options the Company recorded non-cash compensation expense of $52,000 for the three-month period ended September 30, 2004 and will record additional non-cash compensation expense of $26,000 per quarter through the quarter ended March 31, 2007. This expense represents the difference between the grant price of $2.72, which was the closing price of the Company’s common stock on the date of grant on March 29, 2004, and $3.60, the closing price of the Company’s common stock on September 29, 2004, the date under which these options were approved by stockholders at the Company’s 2004 Annual Meeting of Stockholders.

NOTE 7 — Commitments and Contingencies

     Litigation

ZONAGEN, INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

     The Company’s previously disclosed class action lawsuit is no longer pending. The Company is not currently a party to any other material legal proceedings.

     Office Lease

     The Company executed a new 74 month lease effective May 1, 2004, for 4,800 square feet of laboratory and office space located in its current building in The Woodlands, Texas. The lease cost is approximately $3,300 per month over the lease period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect the Company’s current views with respect to future events and financial performance and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated in such forward-looking statements. See “Factors Affecting Forward-Looking Statements” included elsewhere in this quarterly report on Form 10-Q.

     Overview

     We are a biopharmaceutical company focused on the development of new drugs to treat hormonal and reproductive system disorders. Our lead product candidate is Progenta, an orally available small molecule compound being developed for the treatment of uterine fibroids and endometriosis. We are developing Progenta under an exclusive, worldwide license from the National Institutes of Health, or NIH. Progenta is being developed to alleviate adverse symptoms associated with both uterine fibroids and endometriosis by selectively blocking the progesterone receptor in women. We believe it may be superior to the current standards of care for uterine fibroids and endometriosis, which include surgery and treatment with gonadotropin releasing hormone agonists, or GnRH agonists, such as Lupron®. Unlike Progenta, GnRH agonists induce a low estrogen, menopausal-like state in women, and estrogen is necessary for the maintenance of bone mineral density. Therefore, GnRH agonists tend to promote bone loss and cannot be used for more than six months at a time. When women cease treatment with GnRH agonists, the fibroids rapidly regenerate and symptoms associated with endometriosis quickly reappear. We believe Progenta may provide an attractive alternative to surgery because of its potential to treat these conditions in a long-term, or chronic, fashion, resolving the symptoms that most commonly lead to invasive therapies. We believe Progenta may also be effective as a pre-surgical treatment for uterine fibroids. We currently are conducting a Phase I/II clinical trial for Progenta in Poland for uterine fibroids, which is scheduled to be completed by the end of 2004. We intend to begin a pivotal Phase II/III trial for Progenta in the United States during 2005, subject to review of our Phase I/II data by the U.S. Food and Drug Administration, or FDA.

     Our second product candidate is Androxal, an orally available small molecule compound being developed for the treatment of testosterone deficiency in men. Androxal, our proprietary compound, is designed to restore normal testosterone production in males with functional testes and diminished pituitary function, a condition commonly referred to as andropause. We believe that Androxal may be superior to the current gold standard of care, Androgel®, and other similar testosterone replacement therapies for the treatment of men with testosterone deficiency because Androxal avoids the abnormally high peaks in testosterone levels and the elevated levels of dihydrotestosterone, or DHT, which result from use of current testosterone replacement therapies. Both of these conditions have been associated with prostate disease and abnormally high peaks of testosterone levels have also been associated with excitation, aggressive behavior, sleeplessness, anxiety, depression and headaches.

     We recently completed a Phase I/II clinical trial for Androxal in the United States for the treatment of men with testosterone deficiency and have submitted final data to the FDA in anticipation of a meeting with the FDA scheduled for November 10, 2004 to review our clinical plan for the approval of Androxal and to consider reviewing our pivotal Phase II/III clinical trials under a special protocol assessment, or SPA.

     Progenta

     Uterine fibroids are non-cancerous tumors that arise from the smooth muscle layer of the uterus. The National Uterine Fibroid Foundation estimates that possibly as many as 80% of all women in the United States have uterine fibroids, and one in four of these women have symptoms severe enough to require treatment. The primary treatment for uterine fibroids is surgery; drugs are also used to treat uterine fibroids. The most effective drugs on the market are GnRH agonists, like Lupron, marketed by TAP Pharmaceuticals, which had sales of $787.8 million in the United States and Canada in 2003 for all indications.

     We recently completed enrollment of a three-month, 30-patient randomized Phase I/II clinical trial in Poland comparing Progenta to placebo and Lupron in treating uterine fibroids, and anticipate top-level data by year-end 2004 or early 2005 with final data from the trial anticipated to be available by early 2005.

     Based upon the final results of our clinical trial for Progenta for uterine fibroids, we plan to conduct a Phase II clinical trial in Poland on Progenta for endometriosis. Endometriosis occurs when endometrial tissue, which is tissue that normally lines the inside of the uterus, is found outside of the uterus. This misplaced tissue develops into growths or lesions that react to the menstrual cycle the same way that endometrial tissue does, which results in internal bleeding and inflammation and can cause pain, infertility, scar tissue formation, adhesions and bowel problems. According to a publication listed on the Endometriosis Association website, endometriosis affects 5.5 million women in the United States and Canada and millions more worldwide. We believe Progenta may be superior to current therapies because it is non-invasive, has a positive side effect profile compared to GnRH agonists, and has the potential for chronic use.

     Androxal

     Testosterone deficiency in men is linked to several negative physical and mental conditions in the aging male population, including loss of muscle tone, reduced sexual desire, and deterioration of memory and certain other cognitive functions. Between four and five million men are estimated to have low testosterone in the United States alone. Current therapies focus on testosterone replacement by delivering testosterone to the blood stream either through the skin, orally or via injection. The current gold standard in the industry is Androgel, a topical gel marketed by Solvay Pharmaceuticals with sales of approximately $282 million in 2003 in North America.

     In July 2004, we released results from a randomized U.S. Phase I/II clinical trial comparing Androxal to placebo and to Androgel in men with testosterone deficiency. There were no side effects noted in either the Androxal or Androgel arms of the study that were statistically different than placebo. All three dose levels of Androxal produced statistically significant changes in testosterone from baseline testosterone levels. There were no statistically significant changes within the placebo group. In each patient studied, Androxal produced average testosterone levels that did not exceed the normal range, whereas several Androgel patients had average testosterone levels far above the normal range. We believe these data indicate that the activity and bioavailability of Androxal compare favorably to the current market leader, Androgel. We caution that these results may not be predictive of the results of later stage clinical trials with significantly larger patient populations treated for longer periods of time.

     Prior Large Molecule Product Out-Licensing

     During the quarter ended September 30, 2004, the Company continued its out-licensing efforts relating to the Company’s prior large molecule product candidates, which include two vaccine adjuvants, two prostate cancer vaccines and two immuno-contraceptive vaccines. The Company has utilized both internal out-licensing efforts as well as the efforts of an outside licensing consultant in an attempt to create value from the Company’s prior large molecule product candidates. These efforts have not resulted in an out-licensing opportunity for the Company. As a result of this outcome, on September 29, 2004, the Company’s Board of Directors and management decided to focus substantially all of the Company’s internal resources on the clinical development of the Company’s small molecule product candidates which include Progenta and Androxal. In addition, the Company will continue its out-licensing efforts with its previous small molecule phentolamine-based product candidates, which include VASOMAX®, which had previously been approved to be marketed in several countries in Latin America but is currently on clinical hold in the United States. As a result of this decision the Company will no longer support the patent portfolio of its large molecule product candidates, which relate to various technologies, including its vaccine adjuvants and various vaccine candidates. This decision resulted in the impairment of associated capitalized patent costs. Accordingly, an impairment charge of $288,000 was recorded during the quarter ended September 30, 2004, which is in addition to $20,000 recorded during the quarter ended June 30, 2004 relating to the Company’s hCG vaccine patent portfolio. There can be no assurance that the Company will be able to create any value from out-licensing activities of its phentolamine-based product candidates.

     Class Action Lawsuit Update

     The Company’s previously disclosed class action lawsuit is no longer pending. We are not currently a party to any other material legal proceedings.

     Nasdaq SmallCap Market Listing

     In January 2004, Zonagen purchased 6,547,635 shares of its common stock (approximately 57% of its outstanding common stock) at a purchase price of $2.10 per share in accordance with the terms of its self tender offer, which expired on January 7, 2004. This purchase included 60,888 shares issuable upon exercise of options for a total aggregate purchase price of approximately $13.7 million, exclusive of approximately $289,000 of costs associated with the offer. As of September 30, 2004, the Company had 4,992,901 shares outstanding.

     On July 8, 2004 Zonagen’s stock transferred from the Nasdaq National Market to the Nasdaq SmallCap Market after Nasdaq had approved the Company’s application for this transfer. The Company applied for a Nasdaq SmallCap Market listing after Nasdaq had informed the

Company that it no longer met the $10,000,000 minimum stockholders’ equity listing requirement for the Nasdaq National Market. This shortfall was a result of the previously concluded, January 2004, self tender offer.

     Office Lease

     The Company executed a new 74 month lease effective May 1, 2004, for 4,800 square feet of laboratory and office space located in its current building in The Woodlands, Texas. The lease cost is approximately $3,300 per month over the life of the lease.

     The Company has experienced negative cash flows from operations since inception and has funded its activities to date primarily from equity financings and corporate collaborations. The Company’s management feels that its current financial resources are adequate to complete the Phase I/II clinical study of Progenta which is being conducted in Poland for the oral treatment of uterine fibroids and to complete the data management portion of its recently completed U.S. Phase I/II clinical study of Androxal for the oral treatment of men with testosterone deficiency but the Company will require substantial additional capital to further develop both Progenta and Androxal. We intend to raise additional funds through the sale of shares of the Company’s stock sometime in the future. We cannot assure that additional funding will be available on acceptable terms, or at all. The Company believes that its existing capital resources under its current operating plan will be sufficient to fund the Company’s operations through the end of June 2005. There can be no assurance that changes in our current strategic plans or other events will not result in accelerated or unexpected expenditures.

     For a detailed discussion regarding the development, scientific rationale and risks involving both Progenta and Androxal and a discussion of our prior product candidates, see “Part I. Item 1. Business” included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

     Results of Operations

     Three Month and Nine Month Periods Ended September 30, 2004 and 2003

     Revenues. Total revenues for the three-month period ended September 30, 2004 decreased to $29,000 as compared with $189,000 for the same period in the prior year and were approximately $228,000 for the nine-month period ended September 30, 2004 as compared to $815,000 for the same period in the prior year.

     Research and development grant revenues for the three-month period ended September 30, 2004 were $2,000 as compared to $122,000 for the same period in the prior year and were $118,000 for the nine-month period ended September 30, 2004 as compared to $459,000 for the same period in the prior year. Grant revenue relates to three SBIR grants that were awarded to the Company in the third quarter ended September 30, 2002. The Company performed a portion of that paid research under its one existing $836,441 Phase II grant during the three-month period ended September 30, 2004 as compared to the research that was performed under three SBIR grants during the same period in the prior year. Two of the awarded SBIR grants were depleted during 2003 and the last existing grant for $836,441 has essentially been depleted. The Company intends to continue applying for additional SBIR grants to offset product development costs. Due to the competitive nature of these grants, there can be no assurances that any grants that are applied for in the future will be awarded to the Company.

     Interest income decreased 60% to $27,000 for the three-month period ended September 30, 2004, as compared to $67,000 for the same period in the prior year and was $75,000 for the nine-month period ended September 30, 2004 as compared to $254,000 for the same period in the prior year. This decrease is primarily due to the reduction in investment cash on hand as a result of the Company completing its self tender offer for an approximate aggregate purchase price of $13.7 million, which was exclusive of approximately $289,000 of associated costs.

     During the nine-month period ended September 30, 2003 the Company sold substantially all of its fixed assets, which were not necessary for its current clinical development programs of either Progenta or Androxal for approximate net proceeds of $225,000, which was $102,000 over their book value.

     Other revenue included in the nine-month period ended September 30, 2004 of $35,000 was from the sale of some of the Company’s preclinical phentolamine data that is to be used for a purpose that does not compete with the Company’s sexual dysfunction technologies.

     Research and Development Expenses. Research and development (“R&D”) expenses include contracted research, regulatory affairs activities and general research and development expenses. R&D expenses increased 112% to $929,000 for the three-month period ended September 30, 2004 as compared to $439,000 for the same period in the prior year and increased 21% to $1.9 million for the nine-month period ended September 30, 2004 as compared to $1.6 million for the same period in the prior year. The increase in R&D expenses for the three-month period ended September 30, 2004 as compared to the same period in the prior year is primarily due to an increase of $393,000 in costs associated with the Progenta Phase I/II clinical study being conducted in Poland, in which Progenta is being developed as an oral treatment for uterine fibroids and the write-off of the Company’s patent portfolio related to its vaccine adjuvants and prostate cancer vaccines in the amount of $288,000. These expenses were offset by a decrease of $104,000 in expenses due to the completion of the in-patient portion of the U.S. Phase I/II clinical study of Androxal during the first half of 2004. Androxal is being developed as an oral treatment for testosterone deficiency. Reimbursed R&D expenses relating to the Company’s SBIR grants were $127,000 less for the three-month period ended September 30, 2004 as compared to the same period in the prior year and were $336,000 less for the nine-month period ended September 30, 2004 as compared to the same period in the prior year related to the Company’s last SBIR grant which is essentially depleted. The increase in R&D expenses for the nine-month period ended September 30, 2004, is primarily due to an increase of $804,000 in costs associated with the Progenta Phase I/II clinical study and the write-off of the Company’s patent portfolio related to its vaccine adjuvants, prostate cancer vaccines and hCG immuno-contraceptive vaccine in the amount of $308,000, offset by a decrease of reimbursed R&D expenses relating to the Company’s SBIR grants of $336,000 and a decrease of $208,000 in expenses related to the completion of the in-human portion of the U.S. Phase I/II clinical study of Androxal. Reimbursed R&D expenses relating to the Company’s SBIR grants were $127,000 less for the three-month period ended September 30, 2004 as compared to the same period in the prior year and were $336,000 less for the nine-month period ended September 30, 2004 as compared to the same period in the prior year. In addition, during the nine-month period ended September 30, 2003, the Company reduced its research staff and incurred a $122,000 severance charge.

     General and Administrative Expenses. General and administrative (“G&A”) expenses decreased 11% to $540,000 for the three-month period ended September 30, 2004, as compared to $606,000 for the same period in the prior year and decreased 26% to $1.3 million for the nine-month period ended September 30, 2004 as compared to $1.7 million for the same period in the prior year. The decrease in expenses for the three-month and nine-month periods ended September 30, 2004 is primarily due to a decrease in costs associated with the search for a potential strategic alternative and a reduction in D&O insurance costs, offset by an increase in professional fees and non-cash stock option compensation expense.

Liquidity and Capital Resources

     As of September 30, 2004, the Company had an accumulated deficit of approximately $86.0 million. Losses have resulted principally from costs incurred in conducting clinical trials for VASOMAX®, the Company’s previous lead product candidate for the oral treatment for male erectile dysfunction, and the related female sexual dysfunction product, in research and development activities related to efforts to develop the Company’s other products and from the associated administrative costs required to support those efforts.

     The Company has incurred losses since its inception in 1987 and expects to continue to incur losses for the foreseeable future. Since inception, the Company has financed its operations primarily with proceeds from private placements and public offerings of equity securities, and with funds received under collaborative agreements and SBIR grants. The Company’s primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. The Company believes its current financial resources are adequate to complete its Phase I/II human safety and efficacy study in Poland of Progenta and to complete its ongoing data management of its U.S. Phase I/II clinical study with Androxal. The Company believes that its existing capital resources under its current operating plan will be sufficient to fund operations through the end of June 2005.

     The Company will require substantial funds to continue the development of Progenta and Androxal. The ability of the Company to raise additional funds will depend on many factors, including the progress of the Company’s clinical development programs. There can be no assurance that the Company will be able to obtain financing on favorable terms in the public or private capital markets, or at all. The failure or inability of the Company to obtain additional financing on acceptable terms would have a material adverse effect on the Company.

     In January 2004, Zonagen purchased 6,547,635 shares of its common stock (approximately 57% of its outstanding common stock) at a purchase price of $2.10 per share in accordance with the terms of its self tender offer, which expired on January 7, 2004. This purchase included 60,888 shares issuable upon exercise of options for a total aggregate purchase price of approximately $13.7 million, exclusive of approximately $289,000 of costs associated with the offer. As of

September 30, 2004, the Company had 4,992,901 shares outstanding.

     Cash and cash equivalents and marketable securities were $6.6 million at September 30, 2004 as compared to $22.9 million at December 31, 2003.

     Excluding purchases of investment marketable securities of $2.0 million, the Company also used $2.3 million during the nine-month period ended September 30, 2004 for operating activities. The major uses of cash for operating activities during the nine-month period ended September 30, 2004 was to fund operating losses of approximately $3.0 million partially offset by a non-cash write-off of $308,000 relating to the Company’s patent portfolio of its vaccine adjuvants, prostate cancer vaccines and its hCG immuno-contraceptive vaccine and a $274,000 decrease in other assets which primarily related to the costs associated with the self tender offer that was completed in January 2004. Excluding maturities of investment marketable securities, cash used in operating activities was $2.4 million in the nine-month period ended September 30, 2003. The major uses of cash in the nine-month period ended September 30, 2003 was to fund operating losses of $2.5 million, partially offset by depreciation expense of $75,000.

     Cash used in investing activities was $148,000 in the nine-month period ended September 30, 2004, primarily for investments in technology rights related to our Progenta and Androxal patent portfolios. Cash provided by investing activities was $1.2 million in the nine-month period ended September 30, 2003 which was primarily related to the collection of a $1.0 million note receivable.

     Cash used in financing activities was approximately $14.0 million in the nine-month period ended September 30, 2004, relating to the purchase of treasury stock through our self tender offer which was completed in January 2004. Cash used in financing activities in the nine-month period ended September 30, 2003 was $49,000 relating to the purchase of treasury stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable.

Item 4. Controls and Procedures

     Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective in insuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

     In connection with the evaluation described above, the Company identified no change in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     The Company’s previously disclosed class action lawsuit is no longer pending. We are not currently a party to any other material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     The 2004 Annual Meeting of the Company’s Stockholders was held on September 29, 2004 to consider and vote upon the following proposals:

(1)	Election of Directors. The following individuals were nominated and elected as directors, with the following number of shares voted for and withheld with respect to each director.

	For	Withheld
Joseph S. Podolski	4,247,810	27,090
Louis Ploth, Jr.	4,249,100	25,800
Daniel F. Cain	4,216,800	58,100
Jean Fourcroy, M.D., Ph.D., M.P.H.	4,247,960	26,940
Zsolt Lavotha	4,217,310	57,590
Nola Masterson .	4,248,935	25,965
David Poorvin, Ph.D.	4,248,735	26,165

(2)	Approval of the Company’s 2004 Stock Option Plan.

For	1,089,244	Against	169,554	Abstain	14,387

(3)	Approval of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2004.

For	4,247,635	Against	21,876	Abstain	5,389

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits
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

The Company filed seven current reports on Form 8-K: Three were filed under Item 5 of the prior form of Form 8-K on July 2, 7 and 16, 2004; one was filed under Items 5 and 12 of the prior form of Form 8-K on August 12, 2004; two were filed under Item 8.01 on September 3 and 16, 2004; and one was filed under Item 9.01 on September 29, 2004.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZONAGEN, INC.
Date: October 20, 2004	By:	/s/ Joseph S. Podolski
Joseph S. Podolski
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: October 20, 2004	By:	/s/ Louis Ploth, Jr.
Louis Ploth, Jr.
Vice President Business Development, Chief Financial Officer, Director and Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).