Form 10-Q/A
period 2005-06-30
ZONAGEN INC
filed 2005-08-10
CIK 897075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________
Commission file number: 001-15281
ZONAGEN, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	76-0233274
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
2408 Timberloch Place, Suite B-1
The Woodlands, Texas 77380
(Address of principal executive
offices and zip code)
(281) 719-3400
(Registrant’s telephone number,
including area code)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 22, 2005, there were outstanding 10,079,601 shares of Common Stock, par value $.001 per share, of the Registrant.

EXPLANATORY NOTE
     Zonagen, Inc. is hereby amending its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 to amend Item 6. Exhibits in its entirety. Except for the foregoing, no other information included in the original Quarterly Report on Form 10-Q is being amended.
Item 6. Exhibits
4.1	Third Amendment to Rights Agreement, dated as of June 30, 2005, between the Company and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K as filed with the Commission on June 30, 2005).

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZONAGEN, INC.

Date: August 10, 2005
	By:	/s/ Joseph S. Podolski
Joseph S. Podolski
President, Chief Executive Officer and Director (Principal Executive Officer)

Exhibit Index
Exhibits
4.1	Third Amendment to Rights Agreement, dated as of June 30, 2005, between the Company and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K as filed with the Commission on June 30, 2005).

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).