Form 10-Q
period 2006-09-30
REPROS THERAPEUTICS INC.
filed 2006-11-13
CIK 897075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-15281
REPROS THERAPEUTICS INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	2408 Timberloch Place, Suite B-7	76-0233274
(State or other jurisdiction of	The Woodlands, Texas 77380	(IRS Employer
incorporation or	(Address of principal executive	Identification No.)
organization)	offices and zip code)
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 3, 2006, there were outstanding 10,150,962 shares of Common Stock, par value $.001 per share, of the Registrant.

REPROS THERAPEUTICS INC.
(A development stage company)
For the Quarter Ended September 30, 2006
INDEX

		Page
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS		3

PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements (unaudited)

	Unaudited Condensed Consolidated Balance Sheets: September 30, 2006 and December 31, 2005	5

	Unaudited Condensed Consolidated Statements of Operations: For the three-months and nine-months ended September 30, 2006 and 2005 and from Inception (August 20, 1987) through September 30, 2006	6

	Unaudited Condensed Consolidated Statements of Cash Flows: For the nine-months ended September 30, 2006 and 2005 and from Inception (August 20, 1987) through September 30, 2006	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

SIGNATURES		27
Certification pursuant to Section 302
Certification pursuant to Section 302
Certification pursuant to Section 906
Certification pursuant to Section 906

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS
     This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “may,” “anticipate,” “believe,” “expect,” “estimate,” “project,” “suggest,” “intend” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, suggested or intended. These risks and uncertainties include risks associated with the early stage of development of Proellex™ and Androxal™ and uncertainty related to the Company’s ability to obtain approval of the Company’s products by the Food and Drug Administration (“FDA”) and regulatory bodies in other jurisdictions, the Company’s ability to raise additional capital on acceptable terms or at all, uncertainty relating to the Company’s patent portfolio, and other risks and uncertainties described in the Company’s filings with the Securities and Exchange Commission. For additional discussion of such risks, uncertainties and assumptions, see “Item 1. Business” and “Item 1A. Risk Factors” included in the Company’s annual report on Form 10-K for the year-ended December 31, 2005 and “Part II. Other Information – Item 1A. Risk Factors” included in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 and “Part I. Financial Information — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included elsewhere in this quarterly report on Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
     The following unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair statement of the interim periods presented have been included. The year-end balance sheet data was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States of America. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year-ended December 31, 2005.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except per share amounts)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$2,117	$2,165
Marketable securities	7,750	14,667
Prepaid expenses and other current assets	256	231

Total current assets	10,123	17,063
Fixed Assets, net	69	19
Other assets, net	737	600

Total assets	$10,929	$17,682

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$905	$338
Accrued expenses	1,006	389

Total current liabilities	1,911	727

Commitments and contingencies

Stockholders’ Equity
Undesignated Preferred Stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.001 par value, 20,000,000 shares authorized, 12,087,997 and 12,016,636 shares issued, respectively; 10,150,962 and 10,079,601 shares outstanding, respectively	12	12
Additional paid-in capital	117,847	117,166
Deferred compensation	—	(130)
Cost of treasury stock, 1,937,035 and 1,937,035 shares, respectively	(5,948)	(5,948)
Deficit accumulated during the development stage	(102,893)	(94,145)

Total stockholders’ equity	9,018	16,955

Total liabilities and stockholders’ equity	$10,929	$17,682

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except per share amounts)

					From Inception
					(August 20, 1987)
	Three Months Ended		Nine Months Ended		through
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006
Revenues
Licensing fees	$—	$—	$—	$—	$28,755
Product royalties	—	—	—	—	627
Research and development grants	—	—	—	4	1,219
Interest income	146	175	486	456	14,242
Gain on disposal of fixed assets	—	—	—	—	102
Other Income	—	—	—	—	35

Total revenues and other income	146	175	486	460	44,980
Expenses
Research and development	3,073	1,641	7,245	4,231	107,606
General and administrative	713	461	1,989	1,357	30,536
Interest expense and amortization of intangibles	—	—	—	—	388

Total expenses	3,786	2,102	9,234	5,588	138,530

Loss from continuing operations	(3,640)	(1,927)	(8,748)	(5,128)	(93,550)
Loss from discontinued operations	—	—	—	—	(1,828)
Gain on disposal	—	—	—	—	939

Net loss before cumulative effect of change in accounting principle	(3,640)	(1,927)	(8,748)	(5,128)	(94,439)
Cumulative effect of change in accounting principle	—	—	—	—	(8,454)

Net loss	$(3,640)	$(1,927)	$(8,748)	$(5,128)	$(102,893)

Loss per share — basic and diluted:	$(0.36)	$(0.19)	$(0.86)	$(0.54)

Shares used in loss per share calculation:
Basic	10,150	10,080	10,145	9,501
Diluted	10,150	10,080	10,145	9,501
The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

			From Inception
			(August 20, 1987)
	Nine Months Ended		through
	September 30,		September 30,
	2006	2005	2006
Cash Flows from Operating Activities
Net loss	$(8,748)	$(5,128)	(102,893)
Gain on disposal of discontinued operations	—	—	(939)
Gain on disposal of assets	—	—	(102)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash financing costs	—	—	316
Noncash inventory impairment	—	—	4,417
Noncash patent impairment	—	—	1,339
Noncash decrease in accounts payable	—	—	(1,308)
Depreciation and amortization	12	5	3,792
Noncash expenses related to stock-based transactions	570	64	3,387
Common stock issued for agreement not to compete	—	—	200
Series B Preferred Stock issued for consulting services	—	—	18
Maturities of marketable securities	29,957	17,925	54,782
Purchases of marketable securities	(23,040)	(29,178)	(33,997)
Changes in operating assets and liabilities (net effects of purchase of businesses in 1988 and 1994):
Decrease (increase) in receivables	—	—	(199)
Decrease (increase) in inventory	—	—	(4,447)
Decrease (increase) in prepaid expenses and other current assets	(26)	(170)	42
(Decrease) increase in accounts payable and accrued expenses	1,184	36	3,107

Net cash provided by (used in) operating activities	(91)	(16,446)	(72,485)

Cash Flows from Investing Activities
Maturities (purchases) of marketable securities	—	—	(28,723)
Capital expenditures	(62)	(8)	(2,359)
Purchase of technology rights and other assets	(136)	(147)	(2,757)
Proceeds from sale of PP&E	—	—	225
Cash acquired in purchase of FTI	—	—	3
Proceeds from sale of subsidiary, less $12,345 for operating losses during 1990 phase-out period	—	—	138
Proceeds from sale of the assets of FTI	—	—	2,250
Increase in net assets held for disposal	—	—	(213)

Net cash used in investing activities	(198)	(155)	(31,436)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of	—	18,180	102,404
offering costs (Increase) decrease in prepaid offering costs	—	600	—
Exercise of stock options	241	85	326
Proceeds from issuance of preferred stock	—	—	23,688
Purchase of treasury stock	—	—	(21,487)
Proceeds from issuance of notes payable	—	—	2,839
Principal payments on notes payable	—	—	(1,732)

Net cash provided by (used by) financing activities	241	18,865	106,038

Net increase (decrease) in cash and cash equivalents	(48)	2,264	2,117
Cash and cash equivalents at beginning of period	2,165	736	—

Cash and cash equivalents at end of period	$2,117	$3,000	$2,117

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
NOTE 1 — Organization, Operations and Liquidity
     Repros Therapeutics Inc., formerly known as Zonagen, Inc., (the “Company”, RPRX, or “we, “us” or “our”) was organized on August 28, 1987 and is a development stage company. We are a biopharmaceutical company focused on the development of new drugs to treat hormonal and reproductive system disorders. Our lead product candidate, Proellex, is an orally available small molecule compound that we are developing for the treatment of uterine fibroids and endometriosis. Our second product candidate is Androxal, an orally available small molecule compound being developed for the treatment of testosterone deficiency in men with secondary hypogonadism.
     On September 5, 2006 we filed a Form S-3 shelf registration statement with the Securities and Exchange Commission for up to 5,000,000 shares of common stock that became effective on September 15, 2006.
     Due to our public float exceeding $75 million at the end of our second fiscal quarter ended June 30, 2006, we will become an accelerated filer at the end of the current year and be subject to additional regulatory requirements, including Section 404 of Sarbanes-Oxley which will require us to include in our annual report for the period ending December 31, 2006 a report by management on our internal control over financial reporting and an accompanying auditor’s report. These additional activities will result in increased costs to us as we evaluate the implications of any new rules and respond to their requirements.
     Due to the fact that our public float exceeded $75 million, we applied for and were accepted on the NASDAQ Global Market listing on August 21, 2006.
     On May 2, 2006, at the Company’s Annual Shareholders’ Meeting, the Company’s shareholders approved a corporate name change from Zonagen, Inc. to Repros Therapeutics Inc. This name change was made to better reflect the Company’s focus on the reproductive and hormonal health market.
     On February 1, 2005 the Company completed its follow-on public offering of 5,060,000 shares of its common stock at $4.00 per share (which included the underwriters’ exercise of it’s over allotment option for 660,000 shares). The shares offered by the Company were issued out of its existing treasury stock, and the offering resulted in net proceeds to the Company of approximately $18.2 million.
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
     Depending upon the timing of certain clinical activities, we believe our cash resources will be sufficient until March 31, 2007. We will need to raise additional capital through the sale of equity securities and/or through collaborative arrangements with potential corporate partners to continue the clinical development of our products. If we are not able to raise capital through the sale of equity securities, or cannot locate an alternative source of financing, the outcome would have a material adverse effect on us and the clinical development timelines of our product candidates. If we are not able to raise adequate capital for our clinical development plans, then we will have to reduce our capital expenditures, which will delay the development and approval process of our product candidates.
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
     As of September 30, 2006, the Company had an accumulated deficit of $102.9 million. Losses have resulted principally from costs incurred in conducting clinical trials for the Company’s product candidates, in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts. Due to various tax regulations, including change in control provisions in the tax code, the value of this tax asset to the Company could be substantially diminished.
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

     Recent Accounting Pronouncements
     In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements’” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The company is assessing SFAS No. 157 and has not determined yet the impact that the adoption of SFAS No. 157 will have on its result of operations or financial position.
     In September 2006, the SEC released Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for the Company as of January 1, 2007. The adoption of SAB 108 will not have a material impact on the Company’s consolidated financial statements.
NOTE 2 — Stock-based Compensation
     The Company has two stock option plans available: the 2000 Non-Employee Directors’ Stock Option Plan (“2000 Plan”) and the 2004 Stock Option Plan (“2004 Plan”). As of September 30, 2006, there were 252,935 shares available for grant under the 2004 Plan and 500,000 shares available for grant under the 2000 Plan. The 2000 Plan has an evergreen provision pursuant to which the number of shares available under such plan are automatically increased each year on the day after the Company’s Annual Shareholders’ Meeting by the number of shares granted during the prior year under such plan (or by one-half percent of the Company’s then outstanding common stock, if greater). There are no significant differences between the other provisions of the two plans, other than the length of time the directors have to exercise their options under the 2000 Plan, which is two years from the cessation of service to the Company compared to ninety (90) days for employees. Options are granted with an exercise price per share which is equal to the fair market value per share of common stock on the date of grant. Vesting provisions for each grant are determined by the board of directors and typically vest quarterly over a three year period. All options expire no later than the tenth anniversary of the grant date.
     On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123(R)”) and are using the modified prospective method of adoption, which does not require restatement of prior periods. The revised standard eliminated the intrinsic value method of accounting for share-based employee compensation under APB Opinion No. 25, “Accounting for Stock-Based Compensation,” which we previously used (see pro-forma disclosure of prior period included herein). The revised standard generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued. The effect of adoption of the new standard related to stock option plans was an additional expense of $219,000 ($0.02 per share, basic and diluted) for the three-months ended September 30, 2006, of which $37,000 was recorded to Research and Development expense and $182,000 was recorded to General and Administrative expense and $570,000 ($0.06 per share, basic and diluted) for the nine-months ended September 30, 2006, of which $90,000 was recorded to Research and Development expense and $480,000 was recorded to General and Administrative expense. At September 30, 2006, there was $749,000 of total unrecognized compensation cost related to non-vested stock options. This compensation is expected to be recognized over a weighted-average period of approximately 1 year.
     Under SFAS 123(R), we continue to use the Black-Scholes option pricing model to estimate the fair value of our stock options. However, we will apply the expanded guidance under SFAS 123R for the development of our assumptions used as inputs for the Black-Scholes option pricing model for grants issued after January 1, 2006. Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options vesting and contractual expiration dates. The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term. Options to purchase an aggregate of 25,000 shares of common stock options at an exercise price of $12.70 per share were granted to non-employee members of the Company’s Board of Directors for their re-election to the Board at the Company’s Annual Meeting held on May 2, 2006. An option to purchase 20,000 shares of common stock was granted to an employee on June 14, 2006 at an exercise price of $8.41 per share and an option to purchase 20,000 shares of common stock was granted to an employee on August 16, 2006 at an exercise price of $8.00. All stock options were granted at the closing price of the Company’s common stock on the date of grant. The following assumptions were used for stock option grants: risk-free interest rate of 3.5% to 5.0%; no expected dividends; expected lives of 4.2 to 7 years; and expected volatility of 84% to 90%.
     Due to our net operating loss position there are no anticipated windfall tax benefits upon exercise of options.
     Prior to the adoption of SFAS 123(R) we recorded deferred compensation in equity for options issued “in the money” under APB Opinion No. 25. Due to the adoption of SFAS 123(R) on January 1, 2006, we eliminated $130,000 from deferred compensation to additional paid in capital.
     The following table presents the pro-forma effect on net income and earnings per share as if we had applied the fair value recognition of SFAS 123 to stock-based compensation prior to the adoption of SFAS 123(R) during the three-month and nine-month periods ended September 30, 2005 (in thousands except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss, as reported	$(1,927)	$(5,128)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	26	64
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(181)	(591)

Pro-forma net loss	$(2,082)	$(5,655)

Loss per share-
Basic – as reported	$(0.19)	$(0.54)
Basic – pro-forma	(0.21)	(0.60)
Diluted – as reported	(0.19)	(0.54)
Diluted — pro-forma	(0.21)	(0.60)
     The following table summarizes the Company’s stock option activity for the nine-months ended September 30, 2006:

			Aggregate
		Weighted Average	Intrinsic Value
	Stock Options	Exercise Price	(in thousands)
Outstanding at December 31, 2005	1,715,363
Granted	65,000
Exercised	(71,361)		$308
Forfeited	(176,854)

Outstanding at September 30, 2006	1,532,148	$4.51	$4,882

Exercisable at September 30, 2006	1,077,172	$4.58	$3,358

     The weighted average remaining contractual term of shares exercisable at September 30, 2006 is 6.0 years.
NOTE 3 — Marketable Securities
     Management determines the appropriate classification of investments in debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. Securities for which the Company has the ability and intent to hold to maturity are classified as “held to maturity”. Securities classified as “trading securities” are recorded at fair value. Gains and losses on trading securities, realized and unrealized, are included in earnings and are calculated using the specific identification method. Any other securities are classified as “available for sale.” At September 30, 2006, all securities were classified as trading securities. The cost basis including purchased premium for these securities was $7.8 million and $14.7 million at September 30, 2006 and December 31, 2005, respectively.
     Marketable securities as of September 30, 2006 consist of only short term investments. The Company’s investments typically include corporate bonds and notes, Euro-dollar bonds, taxable auction securities and asset-backed securities. The Company’s policy is to require minimum credit ratings of A2/A and A1/P1 with maturities of up to three years. The average life of the investment portfolio may not exceed 24 months.

NOTE 4 — Patents
     As of September 30, 2006, the Company had approximately $737,000 in internal capitalized patent costs reflected on its balance sheet. Of this amount, $368,000 relates to patents for Proellex, which is being developed as an oral treatment for uterine fibroids and endometriosis, and $369,000 relates to patents for Androxal, which is being developed as an oral treatment for testosterone deficiency.
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
     The following table presents information necessary to calculate earnings per share for the three-month and nine-month periods ended September 30, 2006 and 2005 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Loss	$(3,640)	$(1,927)	$(8,748)	$(5,128)
Average common shares outstanding	10,150	10,080	10,145	9,501

Basic loss per share	$(0.36)	$(0.19)	$(0.86)	$(0.54)

Diluted loss per share	$(0.36)	$(0.19)	$(0.86)	$(0.54)

     Other potential common stock of 1,532,148 and 1,710,363 for the periods ended September 30, 2006 and 2005, respectively, were excluded from the above calculation of diluted loss per share since they were antidilutive.
NOTE 6 — Stockholders’ Equity
     As of September 30, 2006, the Company had 1,532,148 options outstanding, of which 1,077,172 were vested. All outstanding options have exercise prices ranging from $2.40 to $33.25 with a weighted average exercise price of $4.51. In January 2006, we received $203,600 from the exercise of 66,361 stock options that were exercised by former directors. These options expired on January 14, 2006. An additional 176,854 stock options expired unexercised in the first quarter of 2006. As of September 30, 2006, management held 113,000 stock options which are scheduled to expire during 2006 and have an exercise price of $8.38. On July 18, 2006 stock options for 5,000 shares, that were scheduled to expire, were exercised by a consultant at $7.50 per share.
NOTE 7 — Commitments and Contingencies
     We are not currently a party to any material legal proceedings.

     In addition to general operating obligations, as of September 30, 2006 the Company had open purchase order commitments and potential future contractual obligations, which both span into and through the year 2008, for the clinical development of both Proellex and Androxal in the amounts of $5.7 million and $3.9 million, respectively. The management services agreements for clinical trials are generally cancelable on 30 days notice, although the Company would be responsible for expenses incurred to the point of termination and close out. Included in purchase order commitments is the remaining $1.1 million of an initial five year, $1.6 million requirements agreement for the commercial supply of the active pharmaceutical ingredient for our drug Proellex which was entered into on April 26, 2006. The Company paid an up-front and non-refundable $500,000 payment of that commitment at the time of signing. The Company may incur an additional $500,000 milestone payment relating to this contract before year-end 2006 depending upon the contractor’s ability to reach such milestone specified in the commercial supply agreement. In addition, not included in open purchase orders, the Company also has an obligation to purchase a specified amount of bulk Proellex drug if the contractor is successful in supplying that bulk drug by year-end 2006.
     On October 18, 2006, the Company contracted Pharm-Olam International Ltd. to conduct a 12 month open label extension safety study related to its current European Phase 2 endometriosis clinical study.
     The Company amended its current facility lease effective April 1, 2006 for its office/laboratory space in The Woodlands, Texas. The amendment increased the leased space to approximately 7,100 square feet from 4,800 square feet to provide additional space needed for the Company’s planned increase in headcount. This lease amendment increased the Company’s obligations under its lease by approximately $20,000 per year, for a total of $59,600 per year, for the remainder of the lease term which expires on June 30, 2010. The lease term was not affected as a result of the amendment.

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
     On September 5, 2006 we filed a Form S-3 shelf registration statement with the Securities and Exchange Commission for up to 5,000,000 shares of common stock that became effective on September 15, 2006.
     Due to our public float exceeding $75 million at the end of our second fiscal quarter ended June 30, 2006, we will become an accelerated filer at the end of the current fiscal year and be subject to additional regulatory requirements, including Section 404 of Sarbanes-Oxley which will require us to include in our annual report for the period ending December 31, 2006 a report by management on our internal control over financial reporting and an accompanying auditor’s report. These additional activities will result in increased costs to us as we evaluate the implications of any new rules and respond to their requirements.
     Due to the fact that our public float exceeded $75 million, we applied for and were accepted for listing on the NASDAQ Global Market listing on August 21, 2006.
     On May 2, 2006, at the Company’s Annual Shareholders’ Meeting, the Company’s shareholders approved a corporate name change from Zonagen, Inc. to Repros Therapeutics Inc. This name change was made to better reflect the Company’s focus on the reproductive and hormonal health market.
     We currently have three ongoing clinical studies, a Proellex™ 150 patient U.S. Phase 2 clinical study for the treatment of uterine fibroids, a Proellex 40 patient European Phase 2 clinical study for the treatment of endometriosis and an Androxal™ U.S. Phase 3 clinical study for the treatment of testosterone deficiency in men resulting from secondary hypogonadism. We intend to enroll all completed patients from each of our studies into a 12-month open label extension study.
     We also continue to maintain our patent portfolio on our phentolamine-based products for the treatment of sexual dysfunction and continue to explore opportunities to create value from these assets through product out-licensing or partnering.

     Proellex™
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
     The current standards of care for uterine fibroids and endometriosis include surgery and treatment with drugs. The most effective drugs on the market are gonadotropin releasing hormone (“GnRH”) agonists, such as Lupron® (leuprolide acetate). GnRH is a peptide hormone that plays an important role in the regulation of the human reproductive system. Chronic administration of GnRH agonists down regulate the GnRH receptors and block the action of GnRH and its activity in stimulating the pituitary follicle stimulating hormone and leuteinizing hormone steroid hormone secretions. Lupron is marketed by TAP Pharmaceuticals, a joint venture between Abbott Laboratories and Takeda Chemical Industries, Ltd. Tap Pharmaceuticals reported total Lupron sales of $698.8 million in 2005 in the United States and Canada for all indications.
     We believe Proellex may have advantages in treating uterine fibroids and endometriosis as compared to treatment with GnRH agonists. Unlike Proellex, GnRH agonists induce a low estrogen, menopausal-like state in women. Because estrogen is necessary for the maintenance of bone mineral density, GnRH agonists tend to promote bone loss and are not recommended to be used for more than six months at a time. When women cease treatment with GnRH agonists, fibroids rapidly regenerate and symptoms associated with endometriosis quickly reappear. We believe Proellex may have advantages over treatment with GnRH agonists because, in our Phase 1b human clinical study and our animal research to date, Proellex maintained a tonic estrogen state and therefore should maintain mineral bone density. We believe Proellex may provide an attractive alternative to surgery because of its potential to treat these conditions in a long-term or chronic fashion, resolving the symptoms that most commonly lead to surgical treatment.
     Proellex is a new chemical entity which means that the compound will be required to go through the full clinical approval process, including amongst other requirements a two-year carcinogenicity study which began in July 2006. The Company previously completed a nine-month dog and a six-month rat study testing the safety of Proellex. In addition, we completed a nine-month primate feasibility study looking at the effects of Proellex on the endometrium.
     We are currently conducting a 12-week 150 patient U.S. Phase 2 clinical study of Proellex for the treatment of uterine fibroids. We intend to enroll patients that have completed this study into a 12-month open label extension safety study.

     As of September 1, 2006, 253 patients were screened at 17 active clinical sites for enrollment into the Phase 2 study and 88 patients had been randomized to drug and 87 patients were awaiting randomization. The Company believes it will be able to report top-line, 12-week initial interim data from the randomized 88 patients before year-end 2006. As of November 1, 2006 a total of 121 patients were accepted into the study. Patient screening for this study is scheduled to conclude on November 17, 2006. Patients that have already completed this 12-week U.S. Phase 2 study began to roll into the one-year open-label extension safety study in September 2006. We believe the earliest we can submit a New Drug Application (“NDA”) is in Q4, 2008.
     The 150 patient U.S. Phase 2 clinical study is designed to assess both improvement of symptoms associated with uterine fibroids as well as effects on the fibroid itself. The study is testing two doses of Proellex versus placebo in a double-blind design. Doses being used in this trial were previously tested in our European Phase 1b, 12-week clinical study of Proellex, in women with uterine fibroids which was completed in late 2004. Results from the Phase 1b study showed significant reduction in uterine fibroid size, pain and bleeding. We hope this U.S. Phase 2 study will serve as the first of two required pivotal trials of efficacy.
     We are also currently conducting a six-month Proellex European Phase 2, 40 patient clinical study, for the treatment of endometriosis at three active clinical sites. Study screening was completed in October 2006 with a total of 39 patients. This European Phase 2 study is comparing three doses of double blinded Proellex against open label Lucrin®, also know as Lupron®, which is the current pharmaceutical standard of care. As of September 1, 2006, 37 patients had been randomized to drug. The Company believes it will be able to report top-line three-month initial interim data from 36 patients before year-end 2006.
      On October 24, 2006, we reported initial partial clinical data relating to 16 patients enrolled in our Proellex European Phase 2 study that had completed three-months of the study six-month dosing regimen. We reported study results based on an endometriosis symptom survey which demonstrated a reduction of distress related to pain in all doses of Proellex or Lucrin over the course of three-month exposure to the drugs. Daily pain diaries indicated that women on Lucrin on average experienced 19.4 days of pain over the three-month period whereas women on 50 mg Proellex exhibited less than 1 day of pain over the same period. Women on 25mg and 12.5mg of Proellex exhibited more days of pain than that recorded by women receiving the highest dose of Proellex or Lucrin. There appeared to be a dose dependent effect on pain reduction. Because the effects of GnRH agonists are best evaluated after at least three months of dosing, these preliminary results may be reversed by the final results of this clinical trial. On average, Lucrin reduced estrogen levels to post-menopausal levels (<20 pg/ml) whereas all doses of Proellex maintained estrogen concentrations in the low normal range. Women with post-menopausal levels of estrogen have been shown to be at greater risk for bone loss and other medical conditions. Lucrin, therefore, is not indicated for treatment lasting longer than six months.
     Women in the study were closely monitored for changes in the structure of the endometrium. Results in these 16 women suggest that there is a dose dependent effect of Proellex on the endometrium. Compared to baseline measurements, after three months on treatment, zero of the three women receiving 50mg, one of the four women receiving 25mg, and two of the four women receiving 12.5mg Proellex exhibited thickening of the endometrium. Five of the 16 women received Lucrin, and as expected, did not have a thickening of the endometrium due to a low estrogenic state. We intend to enroll patients that have completed this study into a 12-month open label extension safety study. Patients are anticipated to begin enrollment into the 12-month open label safety study in December 2006.

     Androxal™
     Our second product candidate Androxal, is a proprietary small molecule compound, and is designed to restore normal testosterone production in males with functional testes and diminished pituitary function, a common condition in the aging male. We believe Androxal may have advantages over current therapies because it is being designed as an oral therapy that acts centrally to restore normal testosterone function in the body, as compared to competitive products that simply replace diminished testosterone. The administration of replacement testosterone has been linked to numerous potential adverse effects, including shrinkage of the testes. We believe that Androxal will not cause these adverse effects to the extent that such other replacement therapies do.
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
     Androxal is considered a new chemical entity by the FDA which means that the compound will be required to go through the full clinical approval process, which will include amongst other requirements a two-year carcinogenicity study. A revised two-year carcinogenicity study began in September 2006. The Company previously completed a nine-month dog study and a six-month rat study testing the safety of Androxal.
     We are currently conducting a 24-week duration 200 patient U.S. Phase 3 clinical study of Androxal in men with testosterone deficiency resulting from secondary hypogonadism. Originally this study was intended to be 12-weeks in duration but was extended to 24 weeks in duration to satisfy the U.S. FDA’s request regarding the safety of restoring normal testicular function as compared to placebo or the currently approved testosterone replacement therapies. We intend to enroll patients that have completed the 24-week study into a 12-month open label extension safety study. As of September 1, 2006, 494 patients had been screened at 19 active clinical sites for enrollment into the U.S. Phase 3 Androxal study. Of those 494 patients, 297 were screening failures and 133 patients had been randomized to active drug. The Company believes it will be able to report top-line, 12-week initial interim data from these 133 patients before year-end 2006. Patient screening for this study was concluded on November 3, 2006 with a total of 191 patients accepted into the study. Based on our communications with the FDA, we believe that at least two additional Phase 3 pivotal studies beyond this current study will be required before an NDA can be submitted. We believe the earliest we can submit a NDA is in Q4, 2008.
     Our U.S. Phase 3, 24-week 200 patient study is designed to assess both the safety of Androxal and its efficacy in restoring normal pituitary and testicular function in men that are hypogonadal due to secondary hypogonadism. This double-blind study will test two doses of Androxal versus placebo and will include an open-label arm of the commercially available drug Androgel®. Doses to be used in this U.S. Phase 3 trial were previously tested in a U.S. Phase 2 clinical study of 52 patients which was conducted over a 14-day duration.
     Consistent with earlier reports, a majority of patients were deemed screening failures because they did not meet the criteria of testosterone deficient as defined in the study. Interestingly, only three patients failed screening due to diagnosis of hypogonadism due to testicular dysfunction, a condition termed primary hypogonadism. This observation supports Repros’ belief that the majority of men with low testosterone have secondary hypogonadism caused by a pituitary deficiency.
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
     Our Androxal product candidate is covered in the United States by seven pending patent applications one of which has recently been allowed. Foreign coverage of our Androxal product candidate includes two issued foreign patents and 21 foreign pending patent applications. The issued patents and pending applications relate to methods and materials for treating certain conditions including the treatment of testosterone deficiency in men. Androxal is purified from clomiphene citrate. A third party holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. In our prior filings with the SEC, we have described our request to the U.S. Patent and Trademark Office (the “PTO”) for re-examination of one of these patents based on prior art. The third party amended the claims in the reexamination proceedings, which has since led the PTO to determine that the amended claims are patentable in view of those publications under consideration and a reexamination certificate was issued. However, we believe that the amended claims are invalid based on, among other things, additional prior art publications not yet considered by the PTO which has granted our request for reexamination in light of a number of these additional publications. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO and for other reasons. Nevertheless, there is no assurance that either patent will ultimately be found invalid over the prior art. If such patents are not invalidated, we may be required to obtain a license from the holder of such patents in order to develop Androxal further. If such licenses were not available on acceptable terms or at all, we may not be able to successfully commercialize Androxal.
     Phentolamine Products
     We are continuing our limited development assessment and out-licensing efforts relating to our phentolamine-based product candidates, including VASOMAX®, which had previously been approved for marketing in several countries in Latin America, for the treatment of male erectile dysfunction (“MED”) under the brand name Z-Max. VASOMAX is currently on partial clinical hold in the United States but is not on clinical hold in any other country. During the first quarter 2006, we met with the Ministry of Health in Mexico regarding our second generation phentolamine-based products for the treatment of erectile dysfunction: Bimexes™, an oral therapy for men with mild to moderate impotence, and ERxin™, an injectable therapy for the treatment of severe erectile dysfunction. Initial assessment of the outcome from this meeting suggests that both drugs could potentially be approved in Mexico after completion of a successful single positive controlled registration trial to the satisfaction of the Mexican Ministry of Health. A decision to proceed with Mexican approval trials for Bimexes or ERxin is heavily dependent on having the necessary capital available. Approval in Mexico can potentially lead to approvals in other Latin American countries. The current Latin American market for erectile dysfunction therapies now exceeds $230 million.
     All clinical trial results are subject to review by the FDA and the FDA may disagree with our conclusions about safety and efficacy. We caution that results obtained in early stage clinical trials may be reversed by the results of later stage clinical trials with significantly larger and more diverse patient populations treated for longer periods of time.
     Employees and Consultants
     We currently have seven full-time employees and utilize the services of contract research organizations, contract manufacturers and various consultants to assist us in performing regulatory, clinical development and manufacturing activities related to the clinical development of our products. We are highly dependent on our various contract organizations to adequately perform the activities required to obtain regulatory approval of our products and to complete development and manufacturing thereof.
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
     Results of Operations
     Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005
     Our results of operations may vary significantly from quarter to quarter and year to year, and depend on, among other factors, our ability to be successful in our clinical trials, the regulatory approval process in the United States and other foreign jurisdictions and the ability to complete new licenses and product development agreements. The timing of our revenues may not match the timing of our associated product development expenses. To date, research and development expenses have generally exceeded revenue in each particular period and/or fiscal year.

     Revenues and other income. Total revenues and other income for the three-month period ended September 30, 2006 decreased to $146,000 as compared to $175,000 for the same period in the prior year and increased to $486,000 for the nine-month period ended September 30, 2006 as compared to $460,000 for the same period in the prior year.
     Research and development grant revenues for the nine-month period ended September 30, 2006 were zero as compared to $4,000 for the same period in the prior year. Grant revenue relates to an $836,441 Phase II Small Business Innovative Research (“SBIR”) grant that was awarded to us in 2002 for the development of Proellex as an oral treatment for endometriosis. This SBIR grant has come to its anticipated conclusion and is essentially depleted.
     Interest income decreased 17% to $146,000 for the three-month period ended September 30, 2006, as compared to $175,000 for the same period in the prior year and increased 7% to $486,000 for the nine-month period ended September 30, 2006 as compared to $456,000 for the same period in the prior year. The decrease in interest income for the three-month period ended September 30, 2006 as compared to the same period in the prior year is primarily due to lower cash balances. The increase in interest income for the nine-month period ended September 30, 2006 as compared to the same period in the prior year is primarily due to an increase in interest rates.
     Research and Development Expenses. Research and development (“R&D”) expenses primarily include clinical regulatory affairs activities and preclinical and clinical study development expenses. R&D expenses increased 87% to approximately $3.1 million for the three-month period ended September 30, 2006 as compared to approximately $1.6 million for the same period in the prior year and increased 71% to $7.2 million for the nine-month period ended September 30, 2006 as compared to $4.2 million for the same period in the prior year. The increase in R&D expenses for the three-month period ended September 30, 2006 as compared to the same period in the prior year is primarily due to an increase of $1.9 million in our current clinical activities offset by a reduction in both preclinical activities of $376,000 and manufacturing costs of $212,000. The increase in R&D expenses for the nine-month period ended September 30, 2006 as compared to the same period in the prior year is primarily due to an increase of $3.6 million in our current clinical activities, an increase in manufacturing activities associated with the development of a commercially viable source of bulk Proellex in the amount of $537, 000 offset by a reduction of $1.1 million in preclinical activities relating to the development programs for Proellex and Androxal.
     General and Administrative Expenses. General and administrative expenses increased 55% to $713,000 for the three-month period ended September 30, 2006 as compared to $461,000 for the same period in the prior year and increased 47% to approximately $2.0 million for the nine-month period ended September 30, 2006 as compared to $1.4 million for the same period in the prior year. The increase in expenses for the three-month period ended September 30, 2006 as compared to the same period in the prior year is primarily due to an increase in non-cash stock compensation expense of $161,000 due to the adoption of SFAS No. 123(R), an increase in investor relations costs of $74,000 and an increase of $31,000 in costs associated with meeting the requirements of Section 404 of the Sarbanes-Oxley Act. The increase in expenses for the nine-month period ended September 30, 2006 as compared to the same period in the prior year is primarily due to an increase in non-cash stock compensation expense of $431,000 due to the adoption of SFAS No. 123(R), an increase in investor relations costs of $194,000 and an increase of $31,000 in costs associated with meeting the requirements of Section 404 of the Sarbanes-Oxley Act.

     Liquidity and Capital Resources
     We had cash, cash equivalents and marketable securities of approximately $9.9 million at September 30, 2006 as compared to $16.8 million at December 31, 2005. This decrease in cash is primarily due to an increase in costs related to our clinical development programs for Androxal and Proellex and associated administrative costs.
      Depending upon the timing of certain clinical activities, we believe our cash resources will be sufficient until March 31, 2007. We will need to raise additional capital through the sale of equity securities and/or through partnerships to continue the clinical development of our products. If we are not able to raise capital through the sale of equity securities, or cannot locate an alternative source of financing, the outcome would have a material adverse effect on us and the clinical development timelines of our product candidates. If we are not able to raise adequate capital for our clinical development plans, then we will have to reduce capital expenditures, which will delay the development and approval process of our product candidates. We cannot assure that additional funding will be available on acceptable terms, or at all.
     To allow us to raise capital, on September 5, 2006 we filed a Form S-3 shelf registration statement with the Securities and Exchange Commission for up to 5,000,000 shares of common stock that became effective on September 15, 2006 and will remain effective for three years.
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
     In addition to general operating obligations, as of September 30, 2006 the Company had open purchase order commitments and potential future contractual obligations, which both span into and through the year 2008, for the clinical development of Proellex and Androxal in the amounts of $5.7 million and $3.9 million, respectively, generally cancelable on 30 days notice, although the Company would be responsible for expenses incurred to the point of termination. Included in purchase order commitments is the remaining $1.1 million of a $1.6 million agreement for the commercial supply of the active pharmaceutical ingredient for our drug Proellex which was entered into on April 26, 2006. The Company paid an up-front and non-refundable $500,000 payment of that commitment at the time of signing. The Company may incur additional payments relating to this contract before year-end 2006 depending on the success of the commercial supply agreement and delivery of bulk compound.

     The Company amended its current facility lease effective April 1, 2006. This lease amendment increased the Company’s obligations under its lease by approximately $20,000 per year, for a total of $59,600 per year, for the remainder of the lease term which expires on June 30, 2010.
     As of September 30, 2006, we had an accumulated deficit of $102.9 million. We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future. Inception to date losses have resulted principally from costs incurred in conducting clinical trials which include costs for VASOMAX, Androxal and Proellex and for research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts. We have financed our operations primarily with proceeds from public offerings and private placements of equity securities, funds received under collaborative agreements and SBIR grants. We will require substantial additional capital to further develop Proellex as an oral treatment for uterine fibroids and endometriosis and Androxal as an oral treatment for testosterone deficiency due to secondary hypogonadism and to pursue commercialization efforts of the Company’s phentolamine products should the decision be made to do so.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Risk. Cash, cash equivalents and investments were approximately $9.9 million at September 30, 2006. These assets were primarily invested in investment grade corporate bonds and commercial paper with maturities of less than 6 months, which are classified as Trading Securities. We do not invest in derivative securities. Although our portfolio is subject to fluctuations in interest rates and market conditions, no significant gain or loss on any security is expected to be recognized in earnings due to the expected short holding period.

Item 4. Controls and Procedures
     Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are effective.
     In connection with the evaluation described above, we identified no change in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     On September 21, 2005, the SEC extended the compliance dates related to Section 404 of the Sarbanes-Oxley Act for non-accelerated filers. Under this extension a company that is not required to file its annual and quarterly reports on an accelerated basis (non-accelerated filer) must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2007. We will become an accelerated filer at the end of fiscal 2006 and will be required to comply with these requirements for the year ending December 31, 2006.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are not currently a party to any material legal proceedings.
Item 1A. Risk Factors
     There were no material changes from risk factors as previously disclosed in the registrant’s Form 10-K for the fiscal year ended December 31, 2005 in response to Item 1A. to Part I of Form 10-K as updated in Part II. Other Information – Item 1A. Risk Factors of the registrant’s Form 10-Q for the quarter ended June 30, 2006.
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

REPROS THERAPEUTICS INC.

Date: November 13, 2006

	By:	/s/ Joseph S. Podolski Joseph S. Podolski
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2006

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