Form 10-Q
period 2007-06-30
REPROS THERAPEUTICS INC.
filed 2007-08-08
CIK 897075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-15281
REPROS THERAPEUTICS INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	2408 Timberloch Place, Suite B-7 The Woodlands, Texas 77380 (Address of principal executive offices and zip code)	76-0233274 (IRS Employer Identification No.)
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
Large accelerated filer ☐    Accelerated filer ☑    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 6, 2007, there were outstanding 12,774,904 shares of Common Stock, par value $.001 per share, of the Registrant.

REPROS THERAPEUTICS INC.
(A development stage company)
For the Quarter Ended June 30, 2007

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
     The following unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair statement of the interim periods presented have been included. The year-end balance sheet data was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States of America. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year-ended December 31, 2006.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands except per share amounts)

	June 30,	December 31,
	2007	2006

ASSETS

Current Assets
Cash and cash equivalents	$7,872	$1,136
Marketable securities	23,945	5,600
Prepaid expenses and other current assets	555	225

Total current assets	32,372	6,961
Fixed Assets, net	56	65
Other assets, net	938	823

Total assets	$33,366	$7,849

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$1,927	$1,973
Accrued expenses	1,097	2,086

Total current liabilities	3,024	4,059

Commitments and contingencies

Stockholders’ Equity
Undesignated Preferred Stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.001 par value, 20,000,000 shares authorized, 14,711,939 and 12,087,997 shares issued, respectively; 12,774,904 and 10,150,962 shares outstanding, respectively	15	12
Additional paid-in capital	151,640	118,066
Cost of treasury stock, 1,937,035 and 1,937,035 shares, respectively	(5,948)	(5,948)
Deficit accumulated during the development stage	(115,365)	(108,340)

Total stockholders’ equity	30,342	3,790

Total liabilities and stockholders’ equity	$33,366	$7,849

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except per share amounts)

					From Inception
					(August 20, 1987)
					through
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2007	2006	2007	2006	2007
Revenues
Licensing fees	$—	$—	$—	$—	$28,755
Product royalties	—	—	—	—	627
Research and development grants	—	—	—	—	1,219
Interest income	442	166	759	340	15,111
Gain on disposal of fixed assets	—	—	—	—	102
Other Income	—	—	—	—	35

Total revenues and other income	442	166	759	340	45,849
Expenses
Research and development	3,207	2,363	6,235	4,171	118,508
General and administrative	609	666	1,549	1,276	32,975
Interest expense and amortization of intangibles	—	—	—	—	388

Total expenses	3,816	3,029	7,784	5,447	151,871

Loss from continuing operations	(3,374)	(2,863)	(7,025)	(5,107)	(106,022)
Loss from discontinued operations	—	—	—	—	(1,828)
Gain on disposal of discontinued operation	—	—	—	—	939

Net loss before cumulative effect of change in accounting principle	(3,374)	(2,863)	(7,025)	(5,107)	(106,911)
Cumulative effect of change in accounting principle	—	—	—	—	(8,454)

Net loss	$(3,374)	$(2,863)	$(7,025)	$(5,107)	$(115,365)

Loss per share — basic and diluted:	$(0.26)	$(0.28)	$(0.57)	$(0.50)

Weighted average shares used in loss per share calculation:
Basic	12,775	10,146	12,268	10,143
Diluted	12,775	10,146	12,268	10,143
The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

			From Inception
			(August 20, 1987)
			through
	Six Months Ended June 30,		June 30,
	2007	2006	2007
Cash Flows from Operating Activities
Net loss	$(7,025)	$(5,107)	(115,365)
Gain on disposal of discontinued operations	—	—	(939)
Gain on disposal of assets	—	—	(102)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash financing costs	—	—	316
Noncash inventory impairment	—	—	4,417
Noncash patent impairment	—	—	1,339
Noncash decrease in accounts payable	—	—	(1,308)
Depreciation and amortization	16	6	3,814
Noncash expenses related to stock-based transactions	487	351	4,093
Common stock issued for agreement not to compete	—	—	200
Series B Preferred Stock issued for consulting services	—	—	18
Sales and maturities of marketable securities	18,060	22,107	76,042
Purchases of marketable securities	(36,405)	(18,475)	(71,452)
Changes in operating assets and liabilities (net effects of purchase of businesses in 1988 and 1994):
Decrease (increase) in receivables	—	—	(199)
Decrease (increase) in inventory	—	—	(4,447)
Decrease (increase) in prepaid expenses and other current assets	(330)	(106)	(256)
(Decrease) increase in accounts payable and accrued expenses	(1,036)	477	4,219

Net cash provided by (used in) operating activities	(26,233)	(747)	(99,610)

Cash Flows from Investing Activities
Maturities (purchases) of marketable securities	—	—	(28,723)
Capital expenditures	(3)	(60)	(2,364)
Purchase of technology rights and other assets	(118)	(87)	(2,962)
Proceeds from sale of PP&E	—	—	225
Cash acquired in purchase of FTI	—	—	3
Proceeds from sale of subsidiary, less $12,345 for operating losses during 1990 phase-out period	—	—	138
Proceeds from sale of the assets of FTI	—	—	2,250
Increase in net assets held for disposal	—	—	(213)

Net cash used in investing activities	(121)	(147)	(31,646)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of offering costs	33,053	—	135,457
(Increase) decrease in prepaid offering costs	—	—	—
Exercise of stock options	37	203	363
Proceeds from issuance of preferred stock	—	—	23,688
Purchase of treasury stock	—	—	(21,487)
Proceeds from issuance of notes payable	—	—	2,839
Principal payments on notes payable	—	—	(1,732)

Net cash provided by (used by) financing activities	33,090	203	139,128

Net increase (decrease) in cash and cash equivalents	6,736	(691)	7,872
Cash and cash equivalents at beginning of period	1,136	2,165	—

Cash and cash equivalents at end of period	$7,872	$1,474	$7,872

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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
     On February 5, 2007 the Company completed a follow-on public offering of 2,610,000 shares of common stock at $13.75 per share. The net proceeds from the sale of shares of common stock in this offering were approximately $33.1 million.
     We have experienced negative cash flows from operations since inception and have funded our activities to date primarily from equity financings and corporate collaborations. We will continue to require substantial funds for research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if appropriate, if the FDA or other regulatory approvals are obtained. We believe that our existing capital resources under our current operating plan will be sufficient to fund our operations through at least June 30, 2008. There can be no assurance that changes in our current strategic plans or other events will not result in accelerated or unexpected expenditures.
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
     As of June 30, 2007, we had an accumulated deficit of $115.4 million. Losses have resulted principally from costs incurred in conducting clinical trials and in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts. Due to various tax regulations, including change in control provisions in the tax code, the value of the tax asset created by these accumulated losses can be substantially diminished. We have recorded a full valuation allowance for all deferred tax assets.
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
     In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements’” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The Company is assessing SFAS No. 157 and has not determined yet the impact that the adoption of SFAS No. 157 will have on the financial statements.
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

SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption. We are currently evaluating the impact that SFAS No. 159 may have on our financial statements.
NOTE 2 — Marketable Securities
     Management determines the appropriate classification of investments in debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. Securities for which the Company has the ability and intent to hold to maturity are classified as “held to maturity”. Securities classified as “trading securities” are recorded at fair value. Gains and losses on trading securities, realized and unrealized, are included in earnings and are calculated using the specific identification method. Any other securities are classified as “available for sale.” At June 30, 2007, all securities were classified as trading securities. The fair value and cost basis including purchased premium for these securities was $23.9 million and $5.6 million at June 30, 2007 and December 31, 2006, respectively.
     Marketable securities as of June 30, 2007 consist of only short term investments. The Company’s investments typically include corporate bonds and notes, Euro-dollar bonds, taxable auction securities and asset-backed securities. The Company’s policy is to require minimum credit ratings of A2/A and A1/P1 with maturities of up to three years. The average life of the investment portfolio may not exceed 24 months.
NOTE 3 — Patents
     As of June 30, 2007, the Company had approximately $938,000 in internal capitalized patent costs reflected on its balance sheet. Of this amount, $411,000 relates to patents for Proellex, which is being developed as an oral treatment for uterine fibroids and endometriosis, and $527,000 relates to patents for Androxal, which is being developed as an oral treatment for testosterone deficiency.
NOTE 4 — Accrued Expenses
      Accrued expenses consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Research and development costs	$821	$1,686
Payroll	—	123
Patent Costs	40	127
Other	236	150

Total	$1,097	$2,086

NOTE 5 — Loss Per Share
     Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per share is computed using the average share price for the period and applying the treasury stock method to potentially dilutive outstanding options. In all applicable periods all potential common stock equivalents were antidilutive and accordingly were not included in the computation of diluted loss per share.
     The following table presents information necessary to calculate loss per share for the three-

month and six-month periods ended June 30, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Loss	$(3,374)	$(2,863)	$(7,025)	$(5,107)
Average common shares outstanding	12,775	10,146	12,268	10,143

Basic loss per share	$(0.26)	$(0.28)	$(0.57)	$(0.50)

Diluted loss per share	$(0.26)	$(0.28)	$(0.57)	$(0.50)

     Other potential common stock of 1,556,815 and 1,517,148 for the periods ended June 30, 2007 and 2006, respectively, were excluded from the above calculation of diluted loss per share since they were antidilutive.
NOTE 6 — Stockholders’ Equity
     On February 5, 2007 the Company completed a follow-on public offering of 2,610,000 shares of common stock at $13.75 per share. The net proceeds from the sale of shares of common stock in this offering were approximately $33.1 million.
     On March 9, 2007 the Company’s Board of Directors voted to terminate its current 2000 Employee Stock Purchase Plan.
NOTE 7 — Commitments and Contingencies
     We are not currently a party to any material legal proceedings or other contingent liabilities.

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
     Our lead product candidate, Proellex, is an orally active small molecule which we are developing for two indications: the oral treatment of uterine fibroids and the oral treatment of endometriosis. The National Uterine Fibroid Foundation estimates that as many as 80% of all women in the United States have uterine fibroids, and one in four of these women have symptoms severe enough to require treatment. According to The Endometriosis Association, endometriosis affects 5.5 million women in the United States and Canada and millions more worldwide.
     In July 2007 we provided endometrial biopsy findings from our U.S. three-month and European six-month studies of Proellex™ in the treatment of uterine fibroids and endometriosis, respectively. In June 2007, we provided top-line data from our six-month European Phase 1/2 study which indicated that Proellex demonstrated superior efficacy and safety when compared to the pharmaceutical standard of care in the treatment of endometriosis. In April 2007, we provided top-line data from our three-month U.S. Phase 2 clinical trial of Proellex in uterine fibroid patients which showed a statistically significant improvement in our primary endpoint. Unequivocal efficacy was demonstrated in the treatment of both conditions along with a reduction of pain associated with endometriosis and a reduction of bleeding in uterine fibroids patients.
     We are conducting a U.S. one-year open label safety trial for patients that have completed the Proellex U.S. Phase 2 uterine fibroids clinical trial. Currently there are 41 patients enrolled in this clinical trial.
     We intend to begin a U.S. Phase 2 clinical trial with Proellex for the treatment of endometriosis in the third quarter of 2007 and a U.S. Phase 3 clinical trial with Proellex for the treatment of uterine fibroids by year-end 2007.
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
     In June 2007 we provided top-line results from our six-month U.S. non-pivotal Phase 3 study of Androxal™. This trial demonstrated statistically significant increases in testosterone levels versus placebo, without suppression of luteinizing hormone (“LH”) and non-inferiority on all measured outcomes to Androgel.
     We are conducting a U.S. one-year open label safety trial for patients that have completed the Androxal U.S. Phase 3 clinical trial. Currently, there are 90 patients enrolled in this clinical trial. We also intend to initiate our first pivotal U.S. Phase 3 clinical trial with Androxal in the fourth quarter of 2007.

     Our current product pipeline is summarized below:

Estimate of Completion of
Product		Current Phase of	Current Phase and Future
Candidate	Indication	Development	Clinical Development(1)
Proellex	-Uterine fibroids	-U.S. Phase 2 clinical trial (3-month)	-Reported U.S. Phase 2 data (2Q2007)

		-U.S. Open Label Safety Study (12-month)	-Currently 41 patients enrolled (July 2007), One year interim extension data anticipated (4Q2007)

-Initiate proposed U.S. Phase 3 pivotal trial (YE2007)

-Submit Proellex NDA for uterine fibroids end of 2008

	-Endometriosis	-European Phase 1/2 clinical trial (6-month)	-Reported top-line Phase 1/2 data (2Q2007),

-Initiate proposed U.S. Phase 2 clinical trial (3Q2007)

Androxal	-Male Secondary Hypogonadism	Non-pivotal U.S. Phase 3 (6-month)	-Reported top-line Phase 3 data (2Q2007)

		-U.S. Open Label Safety Study (12-month)	-Currently 90 patients enrolled (July 2007)

-Initiate proposed U.S. Phase 3 pivotal trial (4Q2007)

-Submit Androxal NDA end of 2008

(1)	The information in the column labeled “Estimate of Completion of Current Phase and Future Clinical Development” contains forward-looking statements regarding timing of completion of product development phases. The successful development of our product candidates is highly uncertain. Estimated completion dates and R&D expenses can vary significantly for each product candidate and are difficult to predict. The actual timing of completion of those phases could differ materially from the estimates provided in the table. We currently have no collaborators on the development of any of our product candidates.
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
     We intend to seek strategic out-licensing or other corporate partnering opportunities with respect to Androxal to permit us to continue to fund our clinical trial programs. In addition, we also are continuing to seek strategic out-licensing opportunities with respect to our phentolamine-based products for the treatment of sexual dysfunction and for our preclinical breast cancer indication of Proellex.
     Our Androxal product candidate and its uses are covered in the United States by six pending patent applications and one issued U.S. patent. Foreign coverage of our Androxal product candidate includes five issued foreign patents and 57 foreign pending patent applications and one PCT application. The issued patents and pending applications relate to methods and compositions for treating certain conditions including the treatment of testosterone deficiency in men. Androxal (the trans isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. In our prior filings with the SEC, we have described our request to the U.S. Patent and Trademark Office, or PTO, for re-examination of one of these patents based on prior art. The third party amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims are patentable in view of those publications under consideration and a re-examination certificate was issued. However, we believe that the amended claims are invalid based on additional prior art publications, and our request for re-examination by the PTO in light of a number of these additional publications and other publications cited by the PTO, has been granted. In June, 2007, the PTO issued a final Office action in the re-examination, rejecting all of the claims. The patent holder will have an opportunity to respond to the final rejections. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. Nevertheless, there is no assurance that either patent will ultimately be found invalid over the prior art. If such patents are not invalidated by the PTO we may be required to obtain a license from the holder of such patents in order to develop Androxal further or attempts may be made to undertake further legal action to invalidate such patents. If such licenses were not available on acceptable terms or at all, we may not be able to successfully commercialize Androxal.
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
     We have experienced negative cash flows from operations since inception and have funded our activities to date primarily from equity financings and corporate collaborations. We believe that our existing capital resources under our current operating plan will be sufficient to fund our operations through at least June 30, 2008. There can be no assurance that changes in our current strategic plans or other events will not result in accelerated or unexpected expenditures.

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
     On February 5, 2007, we completed a follow-on public offering of 2,610,000 shares of our common stock at a purchase price of $13.75 per share. As a result of the offering, we received approximately $33.1 million in net proceeds which we intend to use to continue our clinical development of Proellex and Androxal.
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
     In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements’” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The company is assessing SFAS No. 157 and has not determined yet the impact that the adoption of SFAS No. 157 will have on its financial statements.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption. We are currently evaluating the impact that SFAS No. 159 may have on our financial statements.
     Results of Operations
     Three-Month and Six-Month Periods Ended June 30, 2007 and 2006
     Our results of operations may vary significantly from quarter to quarter and year to year, and depend on, among other factors, our ability to be successful in our clinical trials, the regulatory approval process in the United States and other foreign jurisdictions and the ability to complete new licenses and product development agreements. The timing of our revenues may not match the timing of our associated product development expenses. To date, research and development expenses have generally exceeded revenue in each particular period and/or fiscal year.
     Revenues and other income. Total revenues and other income for the three-month period ended June 30, 2007 increased to $442,000 as compared to $166,000 for the same period in the prior year and increased to $759,000 for the six-month period ended June 30, 2007 as compared to $340,000 for the same period in the prior year.
     Interest income increased 166% to $442,000 for the three-month period ended June 30, 2007, as compared to $166,000 for the same period in the prior year and increased 123% to $759,000 for the six-month period ended June 30, 2007 as compared to $340,000 for the same period in the prior year. The increase in interest income for the three-month and six-month periods ended June 30, 2007 as compared to the same periods in the prior year is primarily due to an increase in marketable securities as a result of the completion of the Company’s follow-on public offering on February 5, 2007 in which we received approximately $33.1 million in net proceeds.
     Research and Development Expenses. Research and development (“R&D”) expenses primarily include clinical regulatory affairs activities and preclinical and clinical study development expenses. R&D expenses increased 36% to approximately $3.2 million for the three-month period ended June 30, 2007 as compared to approximately $2.4 million for the same period in the prior year and increased 49% to approximately $6.2 million for the six-month period ended June 30, 2007 as compared to $4.2 million for the same period in the prior year. The increase in R&D expenses for the three-month period ended June 30, 2007 as compared to the same period in the prior year is primarily due to an increase of $756,000 in our current clinical activities, an increase in preclinical activities of $246,000 and an increase in personnel costs of $79,000, partially offset by a decrease in manufacturing activities of $316,000. The increase in R&D expenses for the six-month period ended June 30, 2007 as compared to the same period in the prior year is primarily due to an increase of $1.3 million in our current clinical activities, an increase in preclinical activities of $375,000, an increase in personnel costs of $160,000, an increase in non-cash stock compensation expense of $75,000 and an increase in legal expenses of $70,000 related to our patent portfolio.
     General and Administrative Expenses. General and administrative expenses decreased 9% to $609,000 for the three-month period ended June 30, 2007 as compared to $666,000 for the same period in the prior year and increased 21% to approximately $1.5 million for the six-month period ended June 30, 2007 as compared to $1.3 million for the same period in the prior year. The decrease in expenses for the three-month period ended June 30, 2007 as compared to the same period in the prior year is primarily due to a decrease in investor relations costs of $71,000 and a decrease in non-cash stock compensation expense of $31,000, partially offset by an increase in personnel costs of $23,000. The increase in expenses for the six-month period ended June 30, 2007 as compared to the same period in the prior year is primarily due to an increase in personnel costs of $89,000, an increase in non-cash stock compensation expense of $60,000, an increase in strategic administrative fees of $50,000, an increase in professional services of $33,000 and an increase of $19,000 in costs associated with meeting the requirements of Section 404 of the Sarbanes-Oxley Act.
     Liquidity and Capital Resources
     We had cash, cash equivalents and marketable securities of approximately $31.8 million at June 30, 2007 as compared to $6.7 million at December 31, 2006. This increase in cash is primarily due to the completion of our follow-on public offering of 2,610,000 shares on February 5, 2007 in which we received approximately $33.1 million in net proceeds. On September 5, 2006 we filed a Form S-3 shelf registration statement with the Securities and Exchange Commission for up to 5,000,000 shares of common stock of which we have utilized 2,610,000 leaving us with 2,390,000 available shares.
     Depending upon the timing of certain clinical activities, we believe our cash resources will be sufficient to fund operations through at least June 30, 2008. We will need to raise additional capital through the sale of equity securities and/or through partnerships to continue the clinical development of our products. If we are not able to raise capital through the sale of equity securities, or cannot locate an alternative source of financing, the outcome would have a material adverse effect on us and the clinical development timelines of our product candidates. If we are not able to raise adequate capital for our clinical development plans, then we will have to reduce capital expenditures, which will delay the development and approval process of our product candidates. We cannot assure that additional funding will be available on acceptable terms, or at all.
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
     As of June 30, 2007, we had an accumulated deficit of $115.4 million. We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future. Inception to date losses have resulted principally from costs incurred in conducting clinical trials and for research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts. We have financed our operations primarily with proceeds from public offerings and private placements of equity securities, funds received under collaborative agreements and Small Business Innovative Research (“SBIR”) grants. We are actively developing Proellex for the treatment of uterine fibroids and endometriosis and Androxal for the treatment of testosterone deficiency in men with secondary hypogonadism and believe we have enough funds to continue such development through at least June 30, 2008. We will need substantial additional capital in order to continue such development beyond such date.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Risk. Cash, cash equivalents and investments were approximately $31.8 million at June 30, 2007. These assets were primarily invested in investment grade corporate bonds and commercial paper with maturities of less than 6 months, which are classified as Trading Securities. We do not invest in derivative securities. Although our portfolio is subject to fluctuations in interest rates and market conditions, no significant gain or loss on any security is expected to be recognized in earnings due to the expected short holding period.
Item 4. Controls and Procedures
     Based on their evaluation as of the end of the period covered by this Quarterly Report on

Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are effective.
     In connection with the evaluation described above, we identified no change in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are not currently a party to any material legal proceedings.
Item 1A. Risk Factors
     There were no material changes from risk factors as previously disclosed in the registrant’s Form 10-K for the fiscal year ended December 31, 2006 in response to Item 1A. to Part I of Form 10-K.
Item 4. Submission of Matters to a Vote of Security Holders
     The 2007 Annual Meeting of the Company’s Stockholders was held on May 15, 2007 to consider and vote upon the following proposals:
(1) Election of Directors. The following individuals were nominated and elected as directors, with the following number of shares voted for and withheld with respect to each director.

	For	Withheld
Joseph S. Podolski	10,134,999	49,752
Louis Ploth, Jr.	9,263,493	921,258
Daniel F. Cain	10,152,391	32,360
Jean Fourcroy, M.D., Ph.D., M.P.H.	10,150,683	34,068
Jeffrey R. Harder, J.D.	9,128,325	1,056,426
Nola Masterson .	10,133,476	51,275
David Poorvin, Ph.D.	10,151,533	33,218
(2) To approve an amendment to the Company’s 2004 Stock Option Plan to increase the number of shares available from 750,000 to 1,000,000.
For 8,630,084     Against 156,916     Abstain 25,959     Not Voted 3,953,042
(3) To ratify the election of PricewaterhouseCoopers LLP as the Company’s registered independent public accounting firm for the fiscal year-ended December 31, 2007.
For 10,162,159      Against 17,959      Abstain 4,633     Not Voted 0
Item 5. Other Information
     None

Item 6. Exhibits

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
Date: August 8, 2007

By:	/s/ Joseph S. Podolski
Joseph S. Podolski
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 8, 2007

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