Form 10-Q
period 2007-09-30
REPROS THERAPEUTICS INC.
filed 2007-11-09
CIK 897075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          As of November 6, 2007, there were outstanding 12,774,904 shares of Common Stock, par value $.001 per share, of the Registrant.

REPROS THERAPEUTICS INC.
(A development stage company)
For the Quarter Ended September 30, 2007

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
          The following unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair statement of the interim periods presented have been included. The year-end balance sheet data was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States of America. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year-ended December 31, 2006.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	September 30,	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$2,815	$1,136
Marketable securities	25,935	5,600
Prepaid expenses and other current assets	508	225

Total current assets	29,258	6,961
Fixed Assets, net	50	65
Other Assets, net	1,013	823

Total assets	$30,321	$7,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,756	$1,973
Accrued expenses	1,391	2,086

Total current liabilities	3,147	4,059

Commitments and Contingencies

Stockholders’ Equity
Undesignated Preferred Stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.001 par value, 20,000,000 shares authorized, 14,711,939 and 12,087,997 shares issued, respectively; 12,774,904 and 10,150,962 shares outstanding, respectively	15	12
Additional paid-in capital	151,839	118,066
Cost of treasury stock, 1,937,035 and 1,937,035 shares, respectively	(5,948)	(5,948)
Deficit accumulated during the development stage	(118,732)	(108,340)

Total stockholders’ equity	27,174	3,790

Total liabilities and stockholders’ equity	$30,321	$7,849

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except per share amounts)

					From Inception
					(August 20, 1987)
	Three Months Ended		Nine Months Ended		through
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007
Revenues
Licensing fees	$—	$—	$—	$—	$28,755
Product royalties	—	—	—	—	627
Research and development grants	—	—	—	—	1,219
Interest income	396	146	1,155	486	15,507
Gain on disposal of fixed assets	—	—	—	—	102
Other income	—	—	—	—	35

Total revenues and other income	396	146	1,155	486	46,245
Expenses
Research and development	3,196	3,073	9,430	7,245	121,703
General and administrative	568	713	2,117	1,989	33,543
Interest expense and amortization of intangibles	—	—	—	—	388

Total expenses	3,764	3,786	11,547	9,234	155,634

Loss from continuing operations	(3,368)	(3,640)	(10,392)	(8,748)	(109,389)
Loss from discontinued operations	—	—	—	—	(1,828)
Gain on disposal of discontinued operation	—	—	—	—	939

Net loss before cumulative effect of change in accounting principle	(3,368)	(3,640)	(10,392)	(8,748)	(110,278)
Cumulative effect of change in accounting principle	—	—	—	—	(8,454)

Net loss	$(3,368)	$(3,640)	$(10,392)	$(8,748)	$(118,732)

Loss per share — basic and diluted:	$(0.26)	$(0.36)	$(0.84)	$(0.86)

Weighted average shares used in loss per share calculation:
Basic	12,775	10,150	12,439	10,145
Diluted	12,775	10,150	12,439	10,145
The accompanying notes are an integral part of these consolidated financial statements.

Repros Therapeutics, Inc.
(A development stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except share amounts)

									Deficit
									Accumulated
					Additional				During the	Total
	Preferred Stock		Common Stock		Paid-in	Deferred	Treasury Stock		Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Shares	Amount	Stage	Equity
Balance at December 31, 2006	—	$—	12,087,997	$12	$118,066	$—	1,937,035	$(5,948)	$(108,340)	$3,790
Exercise of options to purchase common stock for cash, January and April @ $2.40 & $8.00 per share			13,942	—	37					37
Issuance of 2,610,000 shares of common stock at $13.75 per share February 5, 2007			2,610,000	3	33,552					33,555
Offering Costs					(502)					(502)
FAS 123(R) stock option compensation					686					686
Net loss									(10,392)	(10,392)

	—	$—	14,711,939	$15	$151,839	$—	1,937,035	$(5,948)	$(118,732)	$27,174
The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

			From Inception
			(August 20, 1987)
	Nine Months Ended		through
	September 30,		September 30,
	2007	2006	2007
Cash Flows from Operating Activities
Net loss	$(10,392)	$(8,748)	(118,732)
Gain on disposal of discontinued operations	—	—	(939)
Gain on disposal of assets	—	—	(102)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash financing costs	—	—	316
Noncash inventory impairment	—	—	4,417
Noncash patent impairment	—	—	1,339
Noncash decrease in accounts payable	—	—	(1,308)
Depreciation and amortization	25	12	3,823
Noncash expenses related to stock-based transactions	686	570	4,292
Common stock issued for agreement not to compete	—	—	200
Series B Preferred Stock issued for consulting services	—	—	18
Sales and maturities of marketable securities	26,810	29,957	84,792
Purchases of marketable securities	(47,145)	(23,040)	(82,192)
Changes in operating assets and liabilities
(net effects of purchase of businesses in 1988 and 1994):
Decrease (increase) in receivables	—	—	(199)
Decrease (increase) in inventory	—	—	(4,447)
Decrease (increase) in prepaid expenses and other current assets	(284)	(26)	(210)
(Decrease) increase in accounts payable and accrued expenses	(912)	1,184	4,343

Net cash provided by (used in) operating activities	(31,212)	(91)	(104,589)

Cash Flows from Investing Activities
Maturities (purchases) of marketable securities	—	—	(28,723)
Capital expenditures	(3)	(62)	(2,364)
Purchase of technology rights and other assets	(196)	(136)	(3,040)
Proceeds from sale of PP&E	—	—	225
Cash acquired in purchase of FTI	—	—	3
Proceeds from sale of subsidiary, less $12,345 for operating losses during 1990 phase-out period	—	—	138
Proceeds from sale of the assets of FTI	—	—	2,250
Increase in net assets held for disposal	—	—	(213)

Net cash used in investing activities	(199)	(198)	(31,724)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of offering costs	33,053	—	135,457
(Increase) decrease in prepaid offering costs	—	—	—
Exercise of stock options	37	241	363
Proceeds from issuance of preferred stock	—	—	23,688
Purchase of treasury stock	—	—	(21,487)
Proceeds from issuance of notes payable	—	—	2,839
Principal payments on notes payable	—	—	(1,732)

Net cash provided by (used by) financing activities	33,090	241	139,128

Net increase (decrease) in cash and cash equivalents	1,679	(48)	2,815
Cash and cash equivalents at beginning of period	1,136	2,165	—

Cash and cash equivalents at end of period	$2,815	$2,117	$2,815

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
NOTE 1 — Organization, Operations and Liquidity
          Repros Therapeutics Inc., (“the Company”, “Repros”, “RPRX,” “we,” “us” or “our”), was organized on August 28, 1987. We are a development stage biopharmaceutical company focused on the development of small molecule therapeutics for reproductive system disorders that have significant market potential and are currently underserved. We are developing our lead product Proellex®, which is a selective blocker of the progesterone receptor, for the treatment of uterine fibroids and endometriosis and intend to expand our product development indications with Proellex by pursuing an indication as a short course treatment of anemia due to excessive menstrual bleeding associated with uterine fibroids. We intend to develop Androxal™, for the treatment of fertility preservation and improvement in patients that want to preserve their fertility while being treated for low testosterone associated with secondary hypogonadism. In addition, we also intend to develop Androxal for the treatment of men with idiopathic adult onset hypogonadotropic hypogonadism (“AIHH”) associated with glycemic and lipid dysregulation.
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
          As of September 30, 2007, we had an accumulated deficit of $118.7 million. Losses have resulted principally from costs incurred in conducting clinical trials and in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts. Due to various tax regulations, including change in control provisions in the tax code, the value of the tax asset created by these accumulated losses can be substantially diminished. We have recorded a full valuation allowance for all deferred tax assets.
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
NOTE 2 — Marketable Securities
          Management determines the appropriate classification of investments in debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. Securities for which the Company has the ability and intent to hold to maturity are classified as “held to maturity”. Securities classified as “trading securities” are recorded at fair value. Gains and losses on trading securities, realized and unrealized, are included in earnings and are calculated using the specific identification method. Any other securities are classified as “available for sale.” At September 30, 2007, all securities were classified as trading securities. The fair value and cost basis including purchased premium for these securities was $25.9 million and $5.6 million at September 30, 2007 and December 31, 2006, respectively.
          The Company’s investments typically include corporate bonds and notes, Euro-dollar bonds, taxable auction securities and asset-backed securities. The Company’s policy is to require minimum credit ratings of A2/A and A1/P1 with maturities of up to three years. The average life of the investment portfolio may not exceed 24 months. As of September 30, 2007 our investments have a monthly staggered maturity that does not exceed August 4, 2008.
Marketable securities consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Corporate Bonds	$11,032	$—
Certificates of Deposit	5,503	900
Taxable Auction Securities	5,265	4,550
Medium and Short Term Notes	3,137	—
Euro Dollar Bonds	998	150

Total	$25,935	$5,600

NOTE 3 — Patents
          As of September 30, 2007, the Company had approximately $1,013,000 in internal capitalized patent costs reflected on its balance sheet. Of this amount, $420,000 relates to patent costs for Proellex and $593,000 relates to patent costs for Androxal.
NOTE 4 — Accrued Expenses
          Accrued expenses consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Research and development costs	$1,113	$1,686
Payroll	—	123
Patent Costs	40	127
Other	238	150

Total	$1,391	$2,086

NOTE 5 — Loss Per Share
          Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per share is computed using the average share price for the period and applying the treasury stock method to potentially dilutive outstanding options. In all applicable periods, all potential common stock equivalents were antidilutive and, accordingly, were not included in the computation of diluted loss per share.

          The following table presents information necessary to calculate loss per share for the three-month and nine-month periods ended September 30, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2007	2006	2007	2006
Net Loss	$(3,368)	$(3,640)	$(10,392)	$(8,748)
Average common shares outstanding	12,775	10,150	12,439	10,145
Basic and diluted loss per share	$(0.26)	$(0.36)	$(0.84)	$(0.86)
          Other potential common stock of 1,576,815 and 1,532,148 for the periods ended September 30, 2007 and 2006, respectively, were excluded from the above calculation of diluted loss per share since they were antidilutive.
NOTE 6 — Stockholders’ Equity
          On February 5, 2007 the Company completed a follow-on public offering of 2,610,000 shares of common stock at $13.75 per share. The net proceeds from the sale of shares of common stock in this offering were approximately $33.1 million.
          On March 9, 2007 the Company’s Board of Directors terminated its current 2000 Employee Stock Purchase Plan.
NOTE 7 — Commitments and Contingencies
          We are not currently a party to any material legal proceedings.
NOTE 8 — Subsequent Event
           As of November 8, 2007, there has been no material decline in the value of the marketable securities since September 30, 2007.

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
          Overview
          Repros Therapeutics Inc., (“the Company”, “Repros”, “RPRX,” “we,” “us” or “our”), was organized on August 28, 1987. We are a development stage biopharmaceutical company focused on the development of small molecule therapeutics for reproductive system disorders that have significant market potential and are currently underserved. We are developing our lead product Proellex®, which is a selective blocker of the progesterone receptor, for the treatment of uterine fibroids and endometriosis and intend to expand our product development indications with Proellex by pursuing an indication as a short course treatment of anemia due to excessive menstrual bleeding associated with uterine fibroids. We intend to develop Androxal™, for the treatment of fertility preservation and improvement in patients that want to preserve their fertility while being treated for low testosterone associated with secondary hypogonadism. In addition, we also intend to develop Androxal for the treatment of men with idiopathic adult onset hypogonadotropic hypogonadism (“AIHH”) associated with glycemic and lipid dysregulation.
          Proellex
          Our lead product candidate, Proellex, is an orally active small molecule which we have been developing for two indications: the oral treatment of uterine fibroids and the oral treatment of endometriosis. Repros intends to expand its development activities relating to Proellex by also developing it as an oral treatment for anemia due to excessive menstrual bleeding associated with uterine fibroids.
          The National Uterine Fibroid Foundation estimates that as many as 80% of all women in the United States have uterine fibroids, and one in four of these women have symptoms severe enough to require treatment. According to The Endometriosis Association, endometriosis affects 5.5 million women in the United States and Canada and millions more worldwide.
          Repros has a scheduled end of Phase 2 Type “B” meeting with the Food and Drug Administration (“FDA”) on November 30, 2007 to discuss the future clinical development pathway of Proellex for the treatment of uterine fibroids. During that meeting Repros intends to propose the initiation of clinical trials for a new indication as a short course treatment of anemia due to excessive menstrual bleeding associated with uterine fibroids. There can be no assurance that the FDA will accept this proposal. If the FDA accepts such proposal during the November 30, 2007 meeting, Repros anticipates initiating a U.S. Phase 3 clinical trial with Proellex for the treatment of both uterine fibroids and anemia during the first half of 2008. Repros initiated a U.S. Phase 2 clinical trial with Proellex for the treatment of endometriosis during the third quarter of 2007 and continues to conduct a one-year open label safety study for the treatment of uterine fibroids which currently consists of 33 patients. We anticipate providing interim data from this open label study during the first quarter of 2008.
          If the proposed clinical trials are successful, we intend to submit a New Drug Application (“NDA”) for Proellex relating to the treatment of anemia due to excessive menstrual bleeding associated with uterine fibroids at year-end 2008 and intend to submit a NDA with Proellex for the treatment of uterine fibroids during the second half of 2009. We also intend to submit a NDA for Proellex for the treatment of endometriosis by year-end 2009.
          In April 2007, we provided top-line data from our three-month U.S. Phase 2 clinical trial of Proellex in uterine fibroid patients which showed a statistically significant improvement in our primary endpoint. In June 2007, we provided top-line data from our six-month European Phase 1/2 study which indicated that Proellex demonstrated superior efficacy when compared to the pharmaceutical standard of care in the treatment of endometriosis. In July 2007 we provided endometrial biopsy findings from our U.S. three-month and European six-month studies of Proellex™ in the treatment of uterine fibroids and endometriosis, respectively, indicating that the effects on the endometrium were benign. These clinical trials demonstrated statistically significant efficacy in the treatment of both conditions along with a reduction of pain associated with endometriosis and a reduction of bleeding in uterine fibroids patients.
          Androxal
          Our second product candidate, Androxal, is an orally active proprietary small molecule compound which we intend to develop as a treatment for the improvement or maintenance of fertility and sperm status in hypogonadal men of reproductive age who are interested in maintaining their fertility while being treated for low testosterone associated with secondary hypogonadism. We also intend to develop Androxal for the treatment of blood glucose and lipid elevations associated with AIHH. Previously the Company was developing Androxal in the United States to treat testosterone deficiency due to secondary hypogonadism by restoring normal testosterone production in males with functional testes and diminished pituitary function, a common condition in the aging male. The Company believes that Androxal can continue to be developed outside of the United States for the treatment of testosterone deficiency due to secondary hypogonadism.
          Repros met with the FDA on October 15, 2007 in a Type “C” meeting to discuss the future development of Androxal. Subject to the receipt of final minutes from the FDA October 15, 2007 meeting the Company believes that the outcome of that meeting is that the FDA is willing to consider a proposal to develop Androxal as a treatment for the improvement or maintenance of fertility and sperm status in hypogonadal men of reproductive age that want to preserve their fertility while being treated for low testosterone associated with secondary hypogonadism as well as for the treatment of AIHH associated with glycemic and lipid dysregulation. Contrary to the Company’s prior approach, the FDA considers a patient’s testosterone level as an insufficient primary endpoint for an Androxal pivotal Phase 3 clinical trial. Furthermore, the FDA will not permit the Company to use quality of life (“QOL”) scales (such as the DeRogatis Interview for Sexual Functioning scale and the Male Sexual Dysfunction Survey scale, two scales the Company previously used in its clinical trials) to be used as a primary endpoint as the Company previously intended. In addition, the FDA considers the avoidance of side effects due to testosterone replacement therapy as an unacceptable basis for approval of Androxal.

          The Company intends to submit two white papers to the FDA. One white paper will be submitted for the commencement of a Phase 2b study in an academic setting to elucidate Androxal’s effect on fertility. The second white paper will be for the commencement of a Phase 2b study in an academic setting to elucidate Androxal’s effect on metabolic dysregulation of blood glucose, cholesterol and triglycerides in men with AIHH and for the FDA to consider whether the current Investigational New Drug Application (“IND”) should be moved to the FDA’s endocrine division. Both proposed Phase 2b studies are expected to be small studies that are anticipated to begin during the first half of 2008 and are anticipated to last approximately 12 months. Subsequent to the completion and success of each of the proposed Phase 2b clinical trials the Company intends to submit a protocol to begin a pivotal Phase 3 trial for both of these indications. Data relating to the findings of Androxal’s beneficial effect on fertility and as a treatment for AIHH associated with glycemic and lipid dysregulation was discovered after a prospective review of our clinical data. There can be no assurance that clinical trials performed for these two new indications will be successful.
          In June 2007 we provided top-line results from our six-month U.S. non-pivotal Phase 3 study of Androxal™. This trial demonstrated statistically significant increases in testosterone levels versus placebo, without suppression of luteinizing hormone (“LH”) and non-inferiority on all measured outcomes to Androgel. We are currently conducting a U.S. one-year open label safety trial for patients that completed the Androxal U.S. Phase 3 clinical trial. Currently, there are 79 patients enrolled in this clinical trial.

          Our current product pipeline is summarized below:

Estimate of Completion of
		Current Phase of	Current Phase and Future
Product Candidate	Indication	Development	Clinical Development(1)
Proellex	-Uterine fibroids	-U.S. Phase 2 clinical trial (3-month study) data reported (2Q2007)	-FDA end of Phase 2 meeting is scheduled for November 30, 2007

		-U.S. Open Label Safety Study (12-month)	-Ongoing U.S. Open Label Safety Study (33 patients as of October 2007), interim extension data anticipated (1Q2008)

-Initiate proposed U.S. Phase 3 pivotal trial pending November 30, 2007, FDA meeting outcome (1H2008)

-Submit Proellex proposed NDA for uterine fibroids (2H2009)

	-Anemia associated with uterine fibroids	-Begin to conduct clinical trials pending outcome of November 30, 2007, FDA meeting	-Initiate Phase 3 studies pending outcome of November 30, 2007, FDA meeting (1H2008)

-Submit proposed Proellex NDA for anemia (YE2008)

	-Endometriosis	-European Phase 1/2 clinical trial (6-month study) - top-line data reported (2Q2007)	-Initiated 75 patient U.S. Phase 2 clinical trial (3Q2007) -Initiate proposed Phase 3 trials in (2H2008)

-Submit Proellex proposed NDA for endometriosis (YE2009)

Estimate of Completion of
		Current Phase of	Current Phase and Future
Product Candidate	Indication	Development	Clinical Development(1)
Androxal	-Male Secondary Hypogonadism	-We are no longer seeking this indication in the U.S. in lieu of AIHH and fertility described below but will continue to seek this indication in non-U.S. markets	-FDA Type C meeting held October 15, 2007

-Non-pivotal U.S. Phase 3 (6-month study) top-line data reported (2Q2007)

		-U.S. Open Label Safety Study (12-month)	-Ongoing U.S. Open Label Safety Study (79 patients as of October 2007)

	AIHH and concomitant glycemic and lipid elevations	-Submit White Paper to FDA then begin Phase 2b clinical trial in men with AIHH	-Conduct Phase 2b clinical trial (1H2008)

-Initiate proposed U.S. Phase 3 pivotal trials pending positive results from AIHH Phase 2b trial and FDA acceptance of clinical protocols (1H2009)

	-Male Secondary Hypogonadism and preservation of fertility	-Submit White Paper to FDA then begin Phase 2b clinical trial showing improvement and maintenance of fertility and sperm count in hypogonadal men	-Conduct Phase 2b clinical trial (1H2008)

-Initiate proposed U.S. Phase 3 pivotal trials pending positive results from fertility Phase 2b trial and FDA acceptance of clinical protocols (1H2009)

(1)	The information in the column labeled “Estimate of Completion of Current Phase and Future Clinical Development” contains forward-looking statements regarding timing of completion of product development phases. The successful development of our product candidates is highly uncertain. Estimated completion dates and expenses can vary significantly for each product candidate and are difficult to predict. The actual timing of completion of those phases could differ materially from the estimates provided in the table. We currently have no collaborators on the development of any of our product candidates.
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
          We intend to seek strategic non-U.S. out-licensing or other corporate partnering opportunities with respect to Androxal to permit us to offset expenses associated with our clinical trial programs. In addition, we also are continuing to seek strategic out-licensing opportunities with respect to our phentolamine-based products for the treatment of sexual dysfunction.
          Our Androxal product candidate and its uses are covered in the United States by eight pending patent applications and one issued U.S. patent. Foreign coverage of our Androxal product candidate includes seven issued foreign patents and 55 foreign pending patent applications and one PCT application. The issued patents and pending applications relate to methods and compositions for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of men with idiopathic adult onset hypogonadotropic hypogonadism (“AIHH”) associated with glycemic and lipid dysregulation and the treatment of infertility in hypogonadal men. Androxal (the trans isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. In our prior filings with the SEC, we have described our request to the U.S. Patent and Trademark Office, or PTO, for re-examination of one of these patents based on prior art. The third party amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims are patentable in view of those publications under consideration and a re-examination certificate was issued. However, we believe that the amended claims are invalid based on additional prior art publications, and our request for re-examination by the PTO in light of a number of these additional publications and other publications cited by the PTO, has been granted. In June, 2007, the PTO issued a final Office action in the re-examination, rejecting all of the claims. The patent holder has responded to the final rejections and has filed a notice of appeal. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. Nevertheless, there is no assurance that either patent will ultimately be found invalid over the prior art. If such patents are not invalidated by the PTO we may be required to obtain a license from the holder of such patents in order to develop Androxal further or attempts may be made to undertake further legal action to invalidate such patents. If such licenses were not available on acceptable terms or at all, we may not be able to successfully commercialize Androxal.
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

          Results of Operations
          Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006
          Our results of operations may vary significantly from quarter to quarter and year to year, and depend on, among other factors, our ability to be successful in our clinical trials, the regulatory approval process in the United States and other foreign jurisdictions and the ability to complete new licenses and product development agreements. The timing of our revenues may not match the timing of our associated product development expenses. To date, research and development expenses have generally exceeded revenue in each particular period and/or fiscal year.
          Revenues and other income. Total revenues and other income for the three-month period ended September 30, 2007 increased to $396,000 as compared to $146,000 for the same period in the prior year and increased to $1.2 million for the nine-month period ended September 30, 2007 as compared to $486,000 for the same period in the prior year.
          Interest income increased 171% to $396,000 for the three-month period ended September 30, 2007, as compared to $146,000 for the same period in the prior year and increased 138% to $1.2 million for the nine-month period ended September 30, 2007 as compared to $486,000 for the same period in the prior year. The increase in interest income for the three-month and nine-month periods ended September 30, 2007 as compared to the same periods in the prior year is primarily due to an increase in marketable securities as a result of the completion of the Company’s follow-on public offering on February 5, 2007 in which we received approximately $33.1 million in net proceeds.
          Research and Development Expenses. Research and development (“R&D”) expenses primarily include clinical regulatory affairs activities and preclinical and clinical study development expenses. R&D expenses increased 4% to approximately $3.2 million for the three-month period ended September 30, 2007 as compared to $3.1 million for the same period in the prior year and increased 30% to approximately $9.4 million for the nine-month period ended September 30, 2007 as compared to $7.2 million for the same period in the prior year. Although the R&D expenses for the three-month period ended September 30, 2007 remained relatively constant as compared to the same period in the prior year, the Company had a decrease in our current clinical and preclinical activities of $206,000, partially offset by an increase in manufacturing activities of $135,000, an increase in personnel costs of $85,000 and an increase in consulting services of $58,000. The increase in R&D expenses for the nine-month period ended September 30, 2007 as compared to the same period in the prior year is primarily due to an increase of $1.5 million in our current clinical and preclinical activities, an increase in personnel costs of $241,000, an increase in consulting of $179,000, an increase in non-cash stock compensation expense of $94,000 and an increase in legal expenses of $56,000 related to our patent portfolio.
          General and Administrative Expenses. General and administrative expenses decreased 20% to $568,000 for the three-month period ended September 30, 2007 as compared to $713,000 for the same period in the prior year and increased 6% to approximately $2.1 million for the nine-month period ended September 30, 2007 as compared to $2.0 million for the same period in the prior year. The decrease in general and administrative expenses for the three-month period ended September 30, 2007 as compared to the same period in the prior year is primarily due to a decrease in professional services costs of $123,000, a decrease in non-cash stock compensation expense of $39,000 and a decrease of $27,000 in costs associated with meeting the requirements of Section 404 of the Sarbanes-Oxley Act, partially offset by an increase in strategic administrative fees of $23,000. The increase in general and administrative expenses for the nine-month period ended September 30, 2007 as compared to the same period in the prior year is primarily due to an increase in personnel costs of $91,000, an increase in strategic administrative fees of $73,000, partially offset by a decrease in professional services of $91,000.
          Liquidity and Capital Resources
          We had cash, cash equivalents and marketable securities of approximately $28.8 million at September 30, 2007 as compared to $6.7 million at December 31, 2006. This increase in cash is primarily due to the completion of our follow-on public offering of 2,610,000 shares on February 5, 2007 in which we received approximately $33.1 million in net proceeds. On September 5, 2006 we filed a Form S-3 shelf registration statement with the Securities and Exchange Commission for up to 5,000,000 shares of common stock of which we have utilized 2,610,000 leaving us with 2,390,000 available shares.
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
          As of September 30, 2007, we had an accumulated deficit of $118.7 million. We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future. Inception to date losses have resulted principally from costs incurred in conducting clinical trials and for research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts. We have financed our operations primarily with proceeds from public offerings and private placements of equity securities, funds received under collaborative agreements and Small Business Innovative Research (“SBIR”) grants. We are actively developing Proellex for the treatment of uterine fibroids and endometriosis and we intend to expand our product development indications with Proellex by pursuing an indication as a short course treatment of anemia due to excessive menstrual bleeding associated with uterine fibroids. We intend to develop Androxal for the treatment of fertility preservation and improvement in patients that want to preserve their fertility while being treated for low testosterone associated with secondary hypogonadism. In addition, we also intend to develop Androxal for the treatment of men with idiopathic adult onset hypogonadotropic hypogonadism (“AIHH”) and concomitant glycemic and lipid dysregulation. We believe we have enough funds to continue such development through at least June 30, 2008. We will need substantial additional capital in order to continue such development beyond such date.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Interest Rate Risk. Cash, cash equivalents and marketable securities were approximately $28.8 million at September 30, 2007. These assets were primarily invested in investment grade corporate bonds and commercial paper with maturities less than twelve months. We do not invest in derivative securities. Our portfolio is subject to fluctuations in interest rates and market conditions. Although we have not experienced any significant fluctuations in the fair values of our marketable securities, there can be no assurance we would not experience a material decrease in interest income due to changes in interest rates or a material change in fair value in the event of a change in interest rates and/or an adverse change in the credit quality of an issuer of securities that we hold.
Item 4. Controls and Procedures
          Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are effective.

          In connection with the evaluation described above, we identified no change in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          We are not currently a party to any material legal proceedings.
Item 1A. Risk Factors
          The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in the registrant’s Form 10-K for the fiscal year ended December 31, 2006 in response to “Item 1A. Risk Factors” to Part I of Form 10-K for the fiscal year ended December 31, 2006.
          Delays in the commencement of preclinical studies and clinical trials testing of our current and potential product candidates could result in increased costs to us and delay our ability to generate revenues.
          Our product candidates will require continued preclinical studies and extensive clinical trials prior to the submission of a regulatory application for commercial sales. We intend to initiate Phase 3 trials for Proellex for the treatment of both uterine fibroids and endometriosis and as a short course treatment of anemia due to excessive menstrual bleeding associated with uterine fibroids, an indication for which we have not yet conducted any studies. In addition, we intend to initiate pivotal Phase 3 trials for Androxal for men with AIHH associated with glycemic and lipid dysregulation and fertility, two indications for which we have not yet conducted studies.  The initiation of all of these studies are subject to a November meeting with the FDA, in the case of Proellex, and acceptance by the FDA of our position in two separate white papers that have not yet been submitted, in the case of Androxal.  We have limited experience conducting clinical trials for these product candidates. Because of this limited experience and the fact that we are still awaiting approval by the FDA of our approaches, we do not know whether any of these future planned clinical trials will begin on time, if at all. Delays in the commencement of preclinical studies and clinical trials could significantly increase our product development costs and delay any product commercialization. In addition, many of the factors that may cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to denial of regulatory approval of a product candidate.
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

REPROS THERAPEUTICS INC.
Date: November 9, 2007	By:	/s/ Joseph S. Podolski
Joseph S. Podolski
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2007	By:	/s/ Louis Ploth, Jr.
Louis Ploth, Jr.
Vice President Business Development, Chief Financial Officer, Director and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

31.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1*	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*	Filed herewith.