Form 10-K
period 2007-12-31
REPROS THERAPEUTICS INC.
filed 2008-03-17
CIK 897075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File No. 001-15281

Repros Therapeutics Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0233274 (IRS Employer Identification No.)

2408 Timberloch Place, Suite B-7 The Woodlands, Texas (Address of principal executive offices)	77380 (Zip Code)
(281) 719-3400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.001 par value	NASDAQ Global Market
Rights to purchase Series One Junior	NASDAQ Global Market
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐     No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $136,154,000 as of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sales price of the registrant’s common stock on the NASDAQ Global Market on such date of $12.50 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the shares of the registrant’s common stock are assumed to be affiliates.
     As of March 6, 2008, there were 12,774,904 shares of the registrant’s common stock outstanding.
     Documents incorporated by reference: Portions of the registrant’s definitive proxy statement relating to the registrant’s 2008 Annual Meeting of Shareholders, which proxy statement will be filed under the Exchange Act within 120 days of the end of the registrant’s fiscal year ended December 31, 2007, are incorporated by reference into Part III of this Form 10-K.

REPROS THERAPEUTICS INC
2007 FORM 10-K ANNUAL REPORT
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

PART I
ITEM 1. BUSINESS
Overview
          Repros Therapeutics Inc. (“the Company”, “RPRX,” or “we,” “us” or “our”), was organized on August 28, 1987. We are a development stage biopharmaceutical company focused on the development of oral small molecule drugs for major unmet medical needs. We have a proven track-record of efficient and rapid advancement of our therapeutic candidates through clinical development.
          Our current product pipeline includes:
     Proellex
•	Phase 3 for the treatment of anemia associated with uterine fibroids

•	Phase 3 for the chronic treatment of uterine fibroids

•	Phase 2 for the treatment of endometriosis
     Androxal
•	Planned Phase 2b trial to treat men with AIHH, with concomitant plasma glucose and lipid elevations

•	Planned Phase 2b trial in men with low testosterone levels wanting to improve or maintain their fertility and/or sperm function
          Our lead drug, Proellex®, is a selective blocker of the progesterone receptor and is being developed for the treatment of uterine fibroids, anemia associated with excessive menstrual bleeding relating to uterine fibroids, or anemia associated with uterine fibroids, and endometriosis. During the first quarter of 2008 we filed an Investigational New Drug Application, or IND, for Proellex for the new indication of anemia associated with uterine fibroids. During the first quarter of 2008 we also initiated two 65 patient registration Phase 3 pivotal clinical trials with Proellex for this new indication, which will be conducted in approximately 15-20 sites in the United States and in several sites outside the United States. Our goal is to file a New Drug Application, or NDA, for this indication around year end 2008. During the first quarter of 2008 we also initiated two registration Phase 3 pivotal clinical trials with Proellex for the chronic treatment of uterine fibroids and two Open Label Safety Studies. We are also currently conducting a Phase 2 clinical trial with Proellex for the treatment of endometriosis.
          Uterine fibroids, anemia associated with uterine fibroids and endometriosis affect a significant number of women of childbearing age in the developed world. There is no currently-approved effective long-term drug treatment for uterine fibroids or endometriosis. In the United States alone, 300,000 women per year undergo a hysterectomy as a result of severe uterine fibroids.
          Our second product candidate, Androxal®, is a single isomer of clomiphene citrate and is an orally active proprietary small molecule compound. We intend to initiate two proof-of-concept Phase 2b clinical trials with Androxal in the second quarter of 2008. One of these clinical trials will be in men with adult-onset idiopathic hypogonadotrophic hypogonadism, or AIHH, with concomitant plasma glucose and lipid elevations, all of which are components of Metabolic Syndrome. Recent published studies in older men show a link of low testosterone with higher incidences of insulin resistance, diabetes and consequently mortality rates. Based on a retrospective review of our recently completed six-month clinical trial with Androxal for the treatment of low testosterone due to secondary hypogonadism, our findings showed that Androxal therapy resulted in a significant reduction in mean glucose levels in men with a body mass index, or BMI, >26 and glucose levels >104 md/dL, an outcome not seen in the placebo or AndroGel® arms of this study. AndroGel is the current leading therapy for testosterone replacement. The second Phase 2b Androxal clinical trial will be in men of reproductive age with low testosterone levels who want to improve or maintain their fertility and/or sperm function while being treated for low testosterone. We believe Androxal will be superior to the existing drugs used to normalize testosterone as only Androxal has the property of restoring both luteinizing hormone, or LH, and follicle stimulating hormone, or FSH, levels. LH and FSH are the pituitary hormones that stimulate testicular testosterone and sperm production, respectively. According to the Urology Channel, recent estimates show that approximately 13 million men in the United States experience testosterone deficiency.
          We were previously developing Androxal in the United States to treat testosterone deficiency due to secondary hypogonadism by restoring normal testosterone production in males with functional testes and diminished pituitary function, a common condition in the aging male. Based on a Type “C” meeting held with the Food and Drug Administration, or FDA, on October 15, 2007 we believe we do not have a clear clinical path to develop Androxal for this indication in the U.S. at this time. Although we believe Androxal could be developed outside of the U.S., due to the limited European market for this indication and our limited internal resources we do not intend to pursue approval outside of the U.S. at this time.
Available Information
          Our Internet site (www.reprosrx.com) makes available free of charge to all interested parties our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as well as all other reports and schedules filed electronically with the SEC, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Interested parties may also find reports, proxy and information statements and other information on issuers that file electronically with the SEC at the SEC’s Internet site (http://www.sec.gov).
Business Strategy
          Our primary business strategy is to concentrate our resources on the clinical development of Proellex and Androxal. We intend to continue outsourcing the clinical development programs for both drugs and operate in a near virtual manner. We have no current plans to build manufacturing or sales and marketing capabilities and intend to seek a partner for assistance in the clinical development and commercialization of our products. We will seek to create value by developing our technologies to a point that one or more significant corporate license or strategic transactions can be completed. If necessary, we will seek to access the capital markets at appropriate times based on our clinical trial results and development needs.
Proellex
Product Overview
          Our lead product candidate, Proellex, is an orally active small molecule which we are developing for three indications: uterine fibroids, anemia associated with uterine fibroids and endometriosis. The National Uterine Fibroid Foundation estimates that as many as 80% of all women in the United States have uterine fibroids, and one in four of these women have symptoms severe enough to require treatment. According to The Endometriosis Association, endometriosis affects 5.5 million women in the United States and Canada and millions more worldwide.
          The current standards of care for uterine fibroids, anemia associated with uterine fibroids and endometriosis include surgery and treatment with drugs. The most effective drugs on the market are gonadotropin releasing hormone agonists, or GnRH agonists, such as Lupron® (leuprolide acetate). GnRH is a peptide hormone that plays an important role in the regulation of the human reproductive system. Chronic administration of GnRH agonists reduce the number of GnRH receptors and thereby block the action of GnRH and its activity in stimulating the pituitary to secrete FSH and LH.
          GnRH agonists induce a low estrogen, menopausal-like state in women. Because estrogen is necessary for the maintenance of bone mineral density, GnRH agonists tend to promote bone loss and are not recommended to be used for more than six months at a time. When women cease treatment with GnRH agonists, fibroids generally regenerate rapidly in the case of uterine fibroids and symptoms associated with endometriosis generally reappear quickly in the case of endometriosis.
          We believe Proellex may have advantages in treating uterine fibroids, anemia associated with uterine fibroids and endometriosis compared to treatment with GnRH agonists. In our clinical trials, which are consistent with our preclinical studies, women treated with Proellex maintain baseline estrogen levels. Therefore, we believe Proellex treatment may not result in estrogen deprivation mediated loss of bone mineral density. We believe Proellex may provide an attractive alternative to surgery because of its potential to treat these conditions in a long-term or chronic fashion, resolving the symptoms that most commonly lead to surgical treatment.
          Proellex is a new chemical entity, which means that the compound will be required to undergo the full regulatory approval process. We must still meet additional clinical requirements including pre-clinical, Phase 1, Pivotal Phase 3 trials, long-term Open Label Safety Studies as well as other requirements. Among other requirements is a two-year carcinogenicity study, which we expect to complete in the second half of 2008 as well as other preclinical studies which have either been initiated or completed. We have completed a nine-month primate study to evaluate the effects of Proellex on the endometrium. This study showed no significant toxicity at any dose, with the highest dose comparable to the highest dose in our clinical trials.
          All clinical trial results are subject to review by the FDA, and the FDA may disagree with our conclusions about safety and efficacy. We caution that the results discussed herein are based on data from non-pivotal trials and that our pivotal Phase 3 and long-term Open Label Safety Study data may not agree with these results which will be based upon a significantly larger and more diverse patient population treated for longer periods of time.

Anemia Associated with Uterine Fibroids
          Current Phase 3 Trials. A new IND for Proellex as a pre-surgical short course treatment of anemia due to uterine fibroids became effective in February 2008. In the first quarter of 2008 we contracted two clinical research organizations, or CROs, to conduct our registration Phase 3 pivotal clinical trials and began selecting the clinical sites that will conduct these trials.
          We initiated this new clinical indication of Proellex based upon the results observed from a subset of anemic patients in our U.S. Phase 2 trial with Proellex for the treatment of uterine fibroids which was completed in 2007. In that study, women with hemoglobin levels of less than 11.5 g/dl improved by up to 2 g/dl, or the equivalent of two pints of blood, after three months of treatment with Proellex. Even though only approximately 15-17 patients per active treatment arm were able to be evaluated for anemia, the improvement of hemoglobin in Proellex-treated subjects was both clinically and statistically highly significant (p<0.002) compared with placebo. Oral iron supplements for correction of anemia were used by a similar number of women in the placebo and 25 mg Proellex arms of the trial. A slightly higher percentage of women in the Proellex 12.5 mg arm used oral iron supplements. This suggests that reversal of the anemia with Proellex treatment was largely due to the very effective prevention of severe blood loss experienced by these patients with symptomatic uterine fibroids.
          We intend to conduct one of the treatment for anemia associated with uterine fibroids registration Phase 3 pivotal clinical trials in 15 to 20 locations in the United States, and intend to conduct the other registration Phase 3 clinical pivotal trial in several locations outside of the United States. The trials will consist of three parallel arms each consisting of placebo, 25 and 50 mg Proellex. Each trial will enroll 65 patients unevenly distributed between placebo (15 patients) and 25 and 50 mg Proellex (25 patients each). Patients will be treated with Proellex or placebo for three months. The primary endpoint of both of these clinical trials is improvement in hemoglobin concentration. All patients will receive a fixed dose of daily iron supplementation as well.
          Development Plan. In addition to our Phase 3 pivotal trials listed above, the FDA will require data from 100 patients that have been exposed to Proellex for a six-month period. We anticipate that a NDA for Proellex for the treatment of anemia associated with uterine fibroids will be filed around the end of 2008. Such filing depends on a variety of factors, including the timing of enrollment of patients in our two clinical trials as well as the outcome and results of such clinical trials. We will also have to provide the FDA with data from additional Phase 1 studies, other safety and efficacy data as requested, preclinical safety data and meet all manufacturing requirements. No assurance can be given that such filing will be made at such time or at all.
Uterine Fibroids
          We completed a Phase 2 clinical trial with Proellex for the treatment of uterine fibroids during 2007. This study consisted of 128 patients in a randomized, double-blind, placebo-controlled trial. The analysis of the clinical trial data demonstrated statistically significant reductions in excessive menstrual bleeding and an improvement in quality of life scores versus placebo. Furthermore, after three months of treatment, no statistically significant change in endometrial thickness was observed. This trial was designed to assess both improvement of symptoms associated with uterine fibroids as well as effects on the actual fibroids. The three-arm trial compared two doses of Proellex, 12.5 mg and 25 mg, to placebo over a 3-month period. The primary endpoint was a reduction in excessive menstrual bleeding, a common symptom of uterine fibroids. This endpoint was assessed using a visual analog scale known as the Pictorial Blood Loss Assessment Chart, or PBAC. Various other symptoms associated with fibroids were assessed using the validated Uterine Fibroid Symptom and Quality of Life, or UFS-QOL, questionnaire. Patients that completed the blinded portion of this clinical trial have been enrolled into a 12-month open label safety extension study.
          Current Phase 3 Trials. As a result of our Type B meeting with the FDA at the end of November 2007, two registration Phase 3 pivotal four-month double blind placebo controlled clinical trials with Proellex for the treatment of uterine fibroids have been initiated in the first quarter of 2008. We have contracted two CROs to conduct our registration Phase 3 pivotal clinical trials and began selecting the clinical sites that will conduct these trials.
          We intend to conduct one of the planned Phase 3 clinical trials in 15 to 20 locations in the United States, and intend to conduct the other Phase 3 clinical trial in several locations outside of the United States. Each trial will enroll 75 patients evenly distributed between placebo and 25 and 50 mg Proellex.
          Current and Upcoming Open Label Safety Studies. We are currently conducting a small 12-month open label safety extension study with enrolled patients from our previously completed U.S. Phase 2 clinical trial. We intend to provide interim safety data from this study around the end of the first quarter of 2008.
          We also initiated two long-term Open Label Safety Studies during the first quarter of 2008. We have contracted with one CRO to conduct both studies that will enroll patient in the U.S. as well as outside of the U.S. and we are currently selecting the clinical sites that will be used to conduct these studies.
          The first long-term 400 patient Open Label Safety Study to be enrolled is a twelve month on drug study which will incorporate two off-drug intervals between three four-month drug treatment periods. After patients complete a four-month course of treatment they will be taken off the drug until they menstruate normally before commencing further treatment then they will begin the next four-month drug treatment until three drug treatments have been completed.
          The second long-term 400 patient Open Label Safety Study will enroll patients after the initial 400 patient Open Label Safety Study has been fully recruited. This study will consist of two four-month drug treatment periods separated by one off-drug interval. After patients complete a four-month course of treatment they will be taken off the drug until their symptoms return and then they will begin the final four-month drug treatment period.
          Development Plan. In addition, to our ongoing two Phase 3 trials the FDA will require data from 200 patients that have been exposed to Proellex for one year with the final duration of drug exposure to be determined as data from ongoing trials continues to evolve. We will also need to provide the FDA with data from approximately 300 to 600 patients that have been on Proellex for six months. The FDA has suggested a total safety data base of 1,500 patients which we may derive from all of our trials and studies of Proellex for all indications, doses and durations of exposure.
          We anticipate that a NDA for this indication will be filed in the fourth quarter of 2009. Such filing depends on a variety of factors, including the timing of enrollment of patients in the two pivotal clinical and open label safety trials described above as well as the outcome and results of the trials. We will also incorporate any data submitted in the NDA for the anemia associated with uterine fibroids indication into this NDA submission as well as any other additional data that the FDA may require. No assurance can be given that such filing will be made at such time or at all.
Endometriosis
          Current Phase 2 Trial. We are currently conducting a 75 patient U.S. Phase 2 clinical trial with Proellex for the treatment of endometriosis. Such trial is being conducted in up to 20 clinical sites in the United States. This trial is designed to assess the improvement of symptoms associated with endometriosis. The trial will test two doses of Proellex, 25mg and 50mg, as a once-a-day oral therapy versus placebo in a double-blind design and will be four months in duration. The trial will use a daily diary into which patients record their endometriosis symptom scores as a primary endpoint. Per a request from the FDA, the diary was derived from the symptom section of the previously validated Biberoglu and Behrman Symptom Score, or BBSS. In addition, the BBSS which has a physical examination component will be physician administered at monthly intervals requiring patient recollection of symptoms over the previous month. The endometrium, or lining of the uterus, will be monitored monthly using ultrasound and endometrial biopsies which will be done at baseline and the end of four months treatment exposure. The four-month duration of the trial is similar to the duration of treatment in previously conducted trials with Proellex. After the double-blind treatment period, patients will be followed up for up to six months to observe for a return of symptoms. An Open Label Safety Extension Study for the patients enrolled in the trial will be submitted under a separate protocol. If accepted, the extension study will allow for patients to be treated for two additional four-month cycles with an intervening menstruation between each cycle if symptoms recur.
          Doses used in this trial were previously tested in a 24-week clinical trial with Proellex for the treatment of endometriosis in 40 patients which was conducted in Bulgaria. The trial compared Proellex to Lucrin®, also known as Lupron®, an approved GnRH agonist, commonly used to treat the symptoms associated with endometriosis. The 50mg dose of Proellex achieved statistical significance (p=0.0012) when compared to Lucrin in reducing the number of days of pelvic abdominal pain over the course of the trial. In addition a statistically significant greater percentage of patients had a reduction in pain in the 50 mg treatment arm compared with the other treatments. There was no statistical difference between the 25 mg dose of Proellex and Lucrin. There was a clear dose response in the Proellex treatment groups, and Proellex was well tolerated over the course of the trial.
          Management of Increasing Endometrial Thickening and Uterine Bleeding. During the six month study of endometriosis in Bulgaria it was observed that the development of endometrial thickening was dependent on duration of exposure and the dose that was used. In summary, the lower the dose and the longer the exposure beyond 4 months, the greater the risk became for endometrial thickening and severe uterine bleeding. Four instances of severe bleeding, all managed successfully by intervention with Dilatation and Curettage, occurred after 5 months. In addition there was a very strong tendency for endometrial thickening to occur in the 12.5 mg dose by month three of exposure. These results were corroborated by the fact that none of the 127 women in the U.S. Phase 2 uterine fibroid study, who were exposed to treatment for 3 months, had similar events. The increase in endometrial thickening correlates well with the development of cystic dilatation of the glands in the endometrium which has been observed histologically on endometrial biopsy. These observations have led Repros to develop a proactive strategy to manage these events. A dosing regimen consisting of sequential four-month treatment cycles, each followed by an ‘off drug interval’, in order to refresh the endometrium after a withdrawal bleed has occurred, has been developed and we believe this treatment regimen will allow Proellex® to be used in a safe and practical manner for longer term treatment exposures and subsequently avoid the development of endometrial thickening with the attendant risk of severe bleeding.
          Development Plan. Pending positive results from our ongoing Phase 2 trial and FDA acceptance of clinical protocols, we plan to initiate registration Phase 3 pivotal trials. We intend to file a NDA for endometriosis during the first half of 2010. Such filings depend on a variety of factors, including the timing of enrollment of patients in the trials as well as the outcome and results of the trials. No assurance can be given that such filings will be made at such time or at all.
Androxal
Product Overview
          Our second product candidate, Androxal (the trans isomer of clomiphene), is a single isomer of clomiphene citrate and is an orally active proprietary small molecule compound. We intend to submit two white papers to the FDA. One white paper will be submitted for the commencement of a proof of concept Phase 2b clinical trial to elucidate Androxal’s effect on fertility. The second white paper will be for the commencement of a proof of concept Phase 2b clinical trial to elucidate Androxal’s effect on metabolic dysregulation of blood glucose, cholesterol and triglycerides in men with AIHH and for the FDA to consider whether the current Androxal IND should be moved to the FDA’s Metabolic and Endocrine Division. Both Phase 2b clinical trials are expected to be small studies that are anticipated to begin during the second quarter of 2008 and last approximately 12 months. Subsequent to the completion and success of each of the proposed Phase 2b clinical trials the Company intends to submit a protocol to begin a pivotal Phase 3 trial for both of these indications.
          Data relating to the findings of Androxal’s beneficial effect on fertility and as a treatment for AIHH associated with glucose and lipid dysregulation was discovered after a retrospective review of our clinical data from our 200 patient non-pivotal U.S. Phase 3 clinical trial. Our findings showed that Androxal therapy resulted in a significant reduction in mean glucose levels in men with a body mass index, or BMI, >26 and glucose levels >104 mg/dL, an outcome not seen in the placebo or AndroGel® arms of this study. AndroGel is the current leading therapy for testosterone replacement. Men with AIHH are characterized as having both low testosterone and LH, often accompanied by obesity and elevated blood glucose, among other signs. Our clinical trial data suggests that Androxal modifies the endocrinologic profile in terms of both hormones and glucose. There can be no assurance that clinical trials performed for these two new indications will be successful.
          We believe Androxal will be superior to the existing administration of exogenous testosterone products used to normalize testosterone as only Androxal has the property of restoring both LH and FSH levels. LH and FSH are the pituitary hormones that stimulate testicular testosterone and sperm production, respectively.
          Previously we were developing Androxal in the United States to treat testosterone deficiency due to secondary hypogonadism by restoring normal testosterone production in males with functional testes and diminished pituitary function, a common condition in the aging male. Based on a Type “C” meeting with the FDA on October 15, 2007 we believe we do not have a clear clinical path to develop Androxal for this indication in the U.S. at this time. Although we believe Androxal could be developed outside of the U.S., due to the limited European market for this indication and our limited internal resources we do not intend to pursue approval outside of the U.S. at this time for the treatment of secondary hypogonadism.
          We believe Androxal may have advantages over current therapies for the treatment of low testosterone due to secondary hypogonadism because it is designed as an oral therapy that acts centrally to restore normal testosterone function in the body, as compared to currently approved products that simply replace diminished testosterone either through injections, nasal spray or the application of a gel or cream containing testosterone over a large percentage of body area. The administration of replacement testosterone has been linked to numerous potential adverse effects, including shrinkage of the testes. We believe that Androxal may not cause these adverse effects to the extent that such other replacement therapies do.
          Testosterone is an important male hormone. Testosterone deficiency in men is linked to several negative physical and mental conditions, including loss of muscle tone, reduced sexual desire, and deterioration of memory and certain other cognitive functions. Testosterone production normally decreases as men age, sometimes leading to testosterone deficiency. According to the Urology Channel, recent estimates show that approximately 13 million men in the United States experience testosterone deficiency. The leading therapy is AndroGel, a commercially available testosterone replacement cream marketed by Solvay Pharmaceuticals for the treatment of low testosterone, which had reported sales of approximately $282 million in 2005 in North America.
          Based on our own clinical trial screening data, we believe over 70% of men that have low testosterone suffer from secondary hypogonadism, caused by failure of the pituitary to provide appropriate hormone signaling to the testes, which we believe causes testosterone levels to drop to the point where pituitary secretions fall under the influence of estrogen. In this state, we also believe that estrogen further suppresses the testicular stimulation from the pituitary. These men are readily distinguished from those that have primary testicular failure via assessment of the levels of secretions of pituitary hormones (i.e., men with primary testicular failure experience elevated secretions of pituitary hormones). Secondary hypogonadism is not relegated only to older men although the condition becomes more prevalent as men age.
          Androxal is being considered as a new chemical entity by the FDA which means that the compound will be required to undergo the full regulatory approval process. We must still meet additional clinical requirements including pre-clinical, Phase 1, Phase 2b trials, pivotal Phase 3 trials, long-term Open Label Safety Studies as well as other requirements. Among other requirements, this includes a two-year carcinogenicity study, which we began in September 2006. Although Androxal is considered a new chemical entity for purposes of requirements for approval, it is closely related chemically to the drug, Clomid®, which is approved for use in women to treat certain infertility disorders. The FDA has indicated that testicular tumors, gynecomastia and adverse ophthalmologic events, which have been reported in males taking Clomid, are potential risks that should be included in informed consent forms for our Androxal clinical trials. We do not believe that Androxal will present with the same adverse events given its accelerated half-life in the human body as compared to Clomid. In our preclinical studies and our clinical trials to date, we have observed no evidence of any of these events except for certain adverse ophthalmologic events in our preclinical study at doses significantly higher than those administered in the clinical trials.
          All clinical trial results are subject to review by the FDA, and the FDA may disagree with our conclusions about safety and efficacy. We caution that the results discussed herein are based on data from non-pivotal trials and that our Phase 2b trials, pivotal Phase 3 and long-term Open Label Safety Trial data may not agree with these results which will be based upon a significantly larger and more diverse patient populations treated for longer periods of time.
Secondary Hypogonadism with Fertility Maintenance/Improvement
Development Plan. We intend to initiate a small Phase 2b proof of concept clinical trial to elucidate Androxal’s effect on fertility. This clinical trial is anticipated to begin in the second quarter of 2008 and we anticipate providing data from this clinical trial in the second quarter of 2009.
          Post successful results from our proposed Phase 2b clinical trial and preclinical studies and acceptance by the FDA, we intend to initiate Phase 3 clinical trials for this indication in the third quarter of 2009.
Secondary Hypogonadism and AIHH
Development Plan. We intend to initiate a small Phase 2b proof of concept clinical to elucidate Androxal’s effect relating to AIHH. This clinical trial is anticipated to begin in the second quarter of 2008 and we anticipate providing data from this clinical trial in the second quarter of 2009.
          Post successful results from our proposed Phase 2b clinical trial and preclinical studies and acceptance by the FDA, we intend to initiate Phase 3 clinical trials for this indication in the third quarter of 2009.
Secondary Hypogonadism
Development Plan. Based on a Type “C” meeting with the FDA on October 15, 2007 we believe we do not have a clear clinical path to develop Androxal for this indication in the U.S. at this time. Although we believe Androxal could be developed outside of the U.S., due to the limited European market for this indication and our limited internal resources we do not intend to pursue approval outside of the U.S. at this time for the treatment of secondary hypogonadism.
Current Open Label Extension Safety Study. Our one-year Open Label Safety Study with Androxal for the treatment of male secondary hypogonadism is still ongoing. We believe safety data derived from this study will be applicable for our two new indications with Androxal.
Other Products
          We continue limited out-licensing efforts for our phentolamine-based product candidates, including VASOMAX®, which had previously been approved for marketing in several countries in Latin America for the treatment of male erectile dysfunction under the brand name, Z-Max. VASOMAX is currently on partial clinical hold in the U.S.
Research and Development
          We have limited resources and utilize consultants and outside entities to perform clinical development and limited research activities in connection with preclinical studies and clinical trials. Our primary research and development, or R&D, expenses for 2007 were for the payment and contract research organizations and consultants in connection with our clinical trials of Proellex for the treatment of uterine fibroids, endometriosis and for Androxal for testosterone deficiency. We believe that these expenses will continue to be our primary R&D expenses in the near future.
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

This development plan outlines a preclinical and clinical program leading to the stated objective of submitting an NDA for regulatory approval of Proellex for the treatment of uterine fibroids in 2008. We provide annual updates to the NIH on the progress of our development of Proellex. Based on our interaction with the NIH to date, we believe our license and relationship with NIH are in good standing. The NIH has the ability to terminate the agreement for lack of payment or if we are not meeting milestones as outlined in the commercial development plan and for other reasons as outlined in the agreement. Although we believe that we have a good working relationship with the NIH, there can be no assurance that all of the objectives and conditions in the commercial development plan will be met on a timely basis or at all, or that, if we fail to meet any of such objectives, the NIH will again agree to amend this agreement to our satisfaction. Failure to comply with the material terms contained in the license agreement could result in termination of such agreement, which would prohibit us from further development of Proellex and severely harm our business prospects. The NIH retains, on behalf of the government, a nonexclusive, nontransferable, worldwide license to practice the inventions licensed under the licensed patents by or on behalf of the government. For the purpose of encouraging basic research, the NIH retains the right to grant nonexclusive research licenses to third parties. Due to the work that was done on Proellex at the NIH prior to our license agreement, the government also has certain rights to use the product in the event of a national emergency pursuant to the Patent and Trademark Laws Amendments Act of 1980, as amended. In the early part of our relationship with the NIH under this agreement, we were not in compliance with all of the original requirements stated in the commercial development plan. In July 2002, we and the NIH amended the license agreement to include a revision of the original commercial development plan relating to the target dates for certain objectives. Since then, we have entered into additional updates of the original commercial development plan with the NIH relating to such target dates.
Manufacturing
     Currently, we do not have the ability internally to manufacture the product candidates that we need to conduct our clinical trials. In 2006, we entered into a development and supply contract with Gedeon Richter for the production of the active pharmaceutical ingredient, or API, for Proellex due to their extensive experience in the manufacture of similar compounds and the cost savings they offered compared to other qualified manufacturers. Pursuant to the terms of this supply contract, we are required, with certain limited exceptions, to purchase all of our future requirements of Proellex from this single supplier for a period of five years after the first sale of Proellex in the United States, to the extent that such supplier is able to satisfy our requirements. The contract may be terminated by either party for failure to remedy a default of any material provision of the contract. Should the contract be terminated for any reason, we would in all likelihood be required to obtain the API from an alternate manufacturer which may increase the costs associated with our clinical trials and result in delays to our clinical trial program for Proellex.
     We have a five year supply agreement with Diagnostic Chemical Limited, doing business as BioVectra, for the supply of the bulk active pharmaceutical ingredient used in Androxal. We have obtained all of our supply of Androxal to date from BioVectra. We have not faced any material problems with BioVectra in supplying us with our necessary quantities of Androxal for our clinical trials and anticipate utilizing them for commercial production if Androxal is approved. There are numerous other suitable manufacturers capable of manufacturing Androxal.
     For the foreseeable future, we expect to continue to rely on third-party manufacturers and other third parties to produce, package and store sufficient quantities of Proellex, Androxal and any future product candidates for use in our clinical trials. These product candidates are complicated and expensive to manufacture. If our third-party manufacturers fail to deliver our product candidates for clinical use on a timely basis, with sufficient quality, and at commercially reasonable prices, we may be required to delay or suspend clinical trials or otherwise discontinue development and production of our product candidates. While we may be able to identify replacement third-party manufacturers or develop our own manufacturing capabilities for these product candidates, this process would likely cause a delay in the availability of our product candidates and an increase in costs. In addition, third-party manufacturers may have a limited number of facilities in which our product candidates can be produced, and any interruption of the operation of those facilities due to events such as equipment malfunction or failure or damage to the facility could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in available product candidates.
Sales and Marketing
          We have no experience in the sales, marketing and distribution of pharmaceutical products. We anticipate that we will outsource such activities, as well as possibly later stage pivotal trials of our product candidates, to larger pharmaceutical companies more capable of distributing the products to the market place. In the normal course of business we continue to explore possible partnerships with various pharmaceutical companies. If in the future we fail to reach or elect not to enter into an arrangement with a collaborative partner with respect to the sales and marketing of any of our future potential product candidates, we would need to develop a sales and marketing organization with supporting distribution capability in order to market such products directly. Significant additional expenditures would be required for us to develop such a sales and marketing organization.

Patents and Proprietary Information
          Our ability to compete effectively with other companies is materially dependent on the proprietary nature of our patents and technologies. We actively seek patent protection for our proprietary technology in the United States and abroad.
          Under a license agreement with the National Institutes of Health, we have exclusive rights to three issued U.S. patents, which expire in 2017, two pending U.S. patent applications, and a foreign filing made by the NIH regarding Proellex. We also have one provisional U.S. patent application and four foreign PCT applications that cover various formulations of Proellex and methods for using Proellex.
          Our Androxal product candidate and its uses are covered in the United States by one issued U.S. patent and eight pending patent applications. Foreign coverage of our Androxal product candidate includes seven issued foreign patents and 70 foreign pending patent applications. The issued patents and pending applications relate to methods and compositions for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Androxal (the trans isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. In our prior filings with the SEC, we have described our request to the U.S. Patent and Trademark Office, or PTO, for re-examination of one of these patents based on prior art. The third party amended the claims in the reexamination proceedings, which led the PTO to determine that the amended claims are patentable in view of those publications under consideration and a reexamination certificate was issued. However, we believe that the amended claims are invalid based on additional prior art publications, and our request for reexamination by the PTO in light of a number of these additional publications and other publications cited by the PTO, has been granted. In November, 2007, the PTO issued a final Office action, rejecting all of the claims. In January, 2008, the patent holder responded to the final Office action. In February, 2008, the PTO issued an Advisory Action stating that the patent holder’s response failed to overcome the rejections. The patent holder has filed a Notice of Appeal. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. Nevertheless, there is no assurance that either patent will ultimately be found invalid over the prior art. If such patents are not invalidated by the PTO we may be required to obtain a license from the holder of such patents in order to develop Androxal further or attempts may be made to undertake further legal action to invalidate such patents. If such licenses were not available on acceptable terms or at all, we may not be able to successfully commercialize Androxal.
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
          Our main competitors for the treatment of uterine fibroids and endometriosis are GnRH agonists, especially Lupron, the current most common therapeutic standard of care for uterine fibroids. Lupron® is marketed by TAP Pharmaceuticals, which has far greater resources and marketing capabilities than we have. In addition, surgical treatment of both uterine fibroids and endometriosis competes with Proellex by removing uterine fibroids and by removing misplaced tissue in women with endometriosis. We believe we can potentially compete with Lupron and other GnRH agonists because we believe that Proellex will not present the same side effect of a decrease in bone mineral density given its specific focus on progesterone inhibition, which differentiates it from GnRH agonists that create a low estrogen state. There are additional companies developing similar progesterone-blocking technology. Asoprisnil, an anti-progestin being developed by TAP Pharmaceuticals in partnership with Schering AG, has been tested up through Phase 3 clinical trials.
          Our main competitors for the treatment of testosterone deficiency are the testosterone replacement therapies currently being marketed. The current most common standard of care is AndroGel, a topical gel for the replacement of testosterone, with 2005 sales of $282 million in North America. AndroGel is marketed by Solvay Pharmaceuticals, a considerably larger company than we are. There is another topical gel, Testim®, currently marketed by Auxilium Pharmaceuticals, and a transdermal patch, AndroDerm®, marketed by Watson Pharmaceuticals. In addition, other companies such as QTRX Pharmaceuticals are developing other products that would compete with Androxal. We believe we can compete with AndroGel and the other replacement therapies because we believe that Androxal avoids the abnormally high peaks of testosterone levels and elevated levels of DHT which can be associated with current testosterone replacement therapies like AndroGel. Based on our clinical trial supply cost to date, we currently expect that Androxal, if approved, can compete favorably on a cost basis with current testosterone replacement therapies.
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
Employees and Consultants
Employees
          At March 11, 2008, we had 7 full-time employees. We also utilize consultants as well as contract research organizations and other outside specialty firms for various services such as preclinical and clinical trial support, manufacturing, regulatory approval advice and accounting and human resource management. We believe our relationship with our employees is good.
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
          In addition to the advisors described above, we have engaged four U.S. contract research organizations to conduct our clinical trials. AAI Pharma, Compleware Corp., inVentiv Clinical Solutions and Pharm-Olam International Ltd., are currently conducting or will conduct our clinical trials in the United States and ex-U.S. for the treatment of anemia associated with uterine fibroids, chronic treatment of uterine fibroids and for the treatment of symptoms associated with endometriosis. In addition, Pharm-Olam International Ltd. is also conducting our current open label safety study with Androxal for the treatment of testosterone deficiency, and inVentiv Clinical Solutions is to assist in the assessment and preparation of the data for resubmission to the FDA. Under our arrangements with these contract research organizations, we design the protocols for the clinical trials and direct the contract research organizations in their efforts. AAI Pharma, inVentiv Clinical Solutions and Pharm-Olam International Ltd., have agreed that we own all of the data associated with the clinical trials.

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
          We expect to make additional capital outlays and to increase operating expenditures over the next several years to support our preclinical development and clinical trial activities, particularly with respect to pivotal clinical trials for Proellex and Androxal. We expect our current capital to be sufficient to fund our operations through the third quarter of 2008, depending on the timing and success of our clinical trials. Thereafter we will need to seek additional funding through public or private financings, including equity or debt financings, and/or through other means, including collaborations and license agreements. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. If adequate funds are not available to us, we may be required to:
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
          We currently have only two product candidates that are in clinical development. We have expended significant time, money and effort in the development of Proellex and Androxal, and we will have to spend considerable additional time, money and effort before seeking regulatory approval to market these product candidates.
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

          Before we can obtain regulatory approval for the commercial sale of any product candidate that we develop, we are required to complete preclinical development and extensive clinical trials in humans to demonstrate its safety and efficacy. Positive data from preclinical studies or early clinical trials should not be relied upon as evidence that those studies or trials will produce positive results, or that later or larger-scale clinical trials will succeed. Initial clinical trials for Proellex and Androxal have been conducted only in small numbers of patients that may not fully represent the diversity present in larger populations. In addition, these studies have not been subjected to the exacting design requirements typically required by FDA for pivotal trials. Thus the limited data we have obtained may not predict results from studies in larger numbers of patients drawn from more diverse populations, and may not predict the ability of Proellex to treat uterine fibroids, anemia associated with uterine fibroids and endometriosis or Androxal to treat testosterone deficiency and fertility maintenance and symptoms related to AIHH. We will be required to demonstrate through larger-scale clinical trials that these product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials. We will also be required to complete a two-year rat carcinogenicity study as well as other preclinical studies before we are permitted to file a new drug application, or NDA, for Androxal and Proellex. If Proellex, Androxal, or any other potential future product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we delay or abandon our development efforts related to Proellex or Androxal, we may not be able to generate sufficient revenues to continue operations or become profitable.
We have a history of operating losses, and we expect to incur increasing net losses and may not achieve or maintain profitability for some time or at all.
          We have experienced significant operating losses in each fiscal year since our inception. As of December 31, 2007, we had an accumulated deficit of approximately $122.0 million. We expect to continue incurring net losses and we may not achieve or maintain profitability for some time if at all. As we increase expenditures for the clinical development of Proellex and Androxal, we expect our operating losses to increase for at least the next few years. Our ability to achieve profitability will depend, among other things, on successfully completing the development of Proellex and Androxal, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others that possess such capabilities, and raising sufficient funds to finance our activities. There can be no assurance that we will be able to achieve profitability or that profitability, if achieved, can be sustained.
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
          Results of clinical trials and preclinical studies of our current and potential product candidates may not be viewed favorably by us or third parties, including the FDA or other regulatory authorities, investors, analysts and potential collaborators. The same may be true of how we design the clinical trials of our product candidates and regulatory decisions affecting those clinical trials. Biopharmaceutical company stock prices have declined significantly when such results and decisions were unfavorable or perceived negatively or when a product candidate did not otherwise meet expectations. The final results from our clinical development programs may be negative, may not meet expectations or may be perceived negatively. The designs of our clinical trials (which may change significantly and be more expensive than currently anticipated depending on our clinical results and regulatory decisions) may also be viewed negatively by third parties. We may not be successful in completing these clinical trials on our projected timetable, if at all.

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
          Our product candidates will require continued preclinical studies and extensive clinical trials prior to the submission of a regulatory application for commercial sales. Because of the nature of clinical trials, we do not know whether future planned clinical trials will begin on time, if at all. Delays in the commencement of preclinical studies and clinical trials could significantly increase our product development costs and delay any product commercialization. In addition, many of the factors that may cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to denial of regulatory approval of a product candidate.
          The commencement of clinical trials can be delayed for a variety of reasons, including delays in:
•	demonstrating sufficient safety and efficacy in past clinical trials to obtain regulatory approval to commence a further clinical trial;

•	convincing the FDA that we have selected valid endpoints for use in proposed clinical trials, such as those we recently changed in our Androxal clinical trials after our meeting with the FDA;

•	reaching agreements on acceptable terms with prospective contract manufacturers for manufacturing sufficient quantities of a product candidate; and

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site.
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
          There can be no assurance that, if our clinical trials for Proellex and Androxal are successfully completed, we will be able to submit a new drug application, or NDA, to the FDA or that any NDA we submit will be approved by the FDA in a timely manner, if at all. After completing clinical trials for a product candidate in humans, a drug dossier is prepared and submitted to the FDA as an NDA, and includes all preclinical studies and clinical trial data relevant to the safety and effectiveness of the product at the suggested dose and duration of use for the proposed indication, in order to allow the FDA to review such drug dossier and to consider a product candidate for approval for commercialization in the United States. If we are unable to submit an NDA with respect to Proellex or Androxal, or if any NDA we submit is not approved by the FDA, we will be unable to commercialize that product. The FDA can and does reject NDAs and requires additional clinical trials, even when drug candidates achieve favorable results in large-scale Phase 3 clinical trials. If we fail to commercialize Proellex or Androxal, we will be unable to generate sufficient revenues to continue operations or attain profitability and our reputation in the industry and in the investment community would likely be damaged.
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
          Currently, we do not have the ability internally to manufacture the product candidates that we need to conduct our clinical trials. In 2006, we entered into a long-term supply contract with Gedeon Richter for the production of the active pharmaceutical ingredient, or API, for Proellex due to their extensive experience in the manufacture of similar compounds and the cost savings they offered compared to other qualified manufacturers. Pursuant to the terms of this long-term supply contract, we are required, with certain limited exceptions, to purchase all of our future requirements of Proellex from this single supplier for a period of five years after the first sale of Proellex in the United States, to the extent that such supplier is able to satisfy our requirements. The contract may be terminated by either party for failure to remedy a default of any material provision of the contract. Should the contract be terminated for any reason, we would in all likelihood be required to obtain the API from an alternate manufacturer which may increase the costs associated with our clinical trials and result in delays to our clinical trial program for Proellex.
          We have a five year supply agreement with Diagnostic Chemical Limited, doing business as BioVectra, for the supply of the bulk active pharmaceutical ingredient used in Androxal. We have obtained all of our supply of Androxal to date from BioVectra. We have not faced any material problems with BioVectra in supplying us with our necessary quantities of Androxal for our clinical trials and anticipate utilizing them for commercial production if Androxal is approved. There are numerous other suitable manufacturers capable of manufacturing Androxal.
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
          We cannot assure that we will be able to successfully increase the manufacturing capacity or scale-up manufacturing volume per batch, whether on our own or in reliance on third-party manufacturers, for any of our product candidates in a timely or economical manner, or at all. To date our product candidates have been manufactured exclusively by third parties in small quantities for preclinical studies and clinical trials. We have arranged for the production of significantly larger quantities of Proellex and Androxal, for future clinical trials but may need to arrange for increased quantities for future commercial sale in the event that such product candidates are approved by the FDA or foreign regulatory bodies. Significant scale-up of manufacturing requires certain additional developmental work, which the FDA must review and approve to assure product comparability. If we or our third-party manufacturers are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in supply of that product candidate.
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
          We rely on independent contractors, including researchers at clinical research organizations, or CROs, and universities, in certain areas that are particularly relevant to our research and product development plans, such as the conduct of clinical trials. We contracted CROs, to conduct our previous clinical trial with Proellex in Poland for the treatment of uterine fibroids, clinical trial in Bulgaria with Proellex for the treatment of endometriosis and clinical trials with Androxal for the treatment of testosterone deficiency in the United States. We recently hired three CROs to conduct our Pivotal Phase 3 and Open Label Safety clinical trials with Proellex for the treatment of anemia associated with uterine fibroids and chronic treatment of uterine fibroids. In addition, we also hired one of these same CROs to conduct a Phase 2 clinical trial for endometriosis. The competition for these relationships is intense, and we may not be able to maintain our relationships with them on acceptable terms. Independent contractors generally may terminate their engagements at any time, subject to notice. As a result, we can control their activities only within certain limits, and they will devote only a certain amount of their time conducting research on and trials of our product candidates and assisting in developing them. If they do not successfully carry out their duties under their agreements with us, fail to inform us if these trials fail to comply with clinical trial protocols, or fail to meet expected deadlines, our clinical trials may need to be extended, delayed or terminated. We may not be able to enter into replacement arrangements without undue delays or excessive expenditures. If there are delays in testing or regulatory approvals as a result of the failure to perform by our independent contractors or other outside parties, our drug development costs will increase and we may not be able to attain regulatory approval for or successfully commercialize our product candidates.
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
          The main therapeutic products competitive with Proellex for the treatment of uterine fibroids and endometriosis are GnRH agonists, including Lupron, which is marketed by TAP Pharmaceuticals. There are additional companies developing similar progesterone-blocking technology. Asoprisnil, an anti-progestin being developed by TAP Pharmaceuticals in partnership with Schering AG, has been tested up through Phase 3 clinical trials. TAP Pharmaceuticals is a much larger company than we are with greater resources and greater ability to promote their products than we currently have. In addition, surgical treatment of both uterine fibroids and endometriosis would compete with Proellex, if approved, by removing uterine fibroids and by removing misplaced tissue in women with endometriosis.
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
          The competition for qualified personnel in the biopharmaceutical field is intense, and our future success depends upon our ability to attract, retain and motivate highly skilled scientific, technical and managerial employees. We have only seven full-time employees at the present time, including our President and CEO, Joseph S. Podolski, our Vice President, Business Development and CFO, Louis Ploth, Jr. and our Senior Vice President and Chief Medical Officer, Dr. Andre van As. We are highly dependent on Messrs. Podolski and Ploth and Dr. van As for the management of our company and the development of our technologies. Messrs. Podolski and Ploth and Dr. van As have employment agreements with us. There can be no assurance that Mr. Podolski, Mr. Ploth or Dr. van As will remain with us through development of our current product candidates. We do not maintain key person life insurance on any of our directors, officers or employees. The loss of the services of Mr. Podolski, Mr. Ploth or Dr. van As could delay or curtail our research and product development efforts.
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
          We have adopted certain anti-takeover provisions, including a rights agreement. The rights agreement will cause substantial dilution to any person who attempts to acquire us in a manner or on terms not approved by our board of directors. We recently amended the rights agreement to permit Efficacy Capital to acquire up to 33% of our outstanding common stock subject to a standstill agreement.
          The rights agreement and certain provisions in our certificate of incorporation and bylaws and under Delaware law could delay or prevent the removal of directors and other management and could make more difficult a merger, tender offer or proxy contest involving us that you may consider to be in your best interest. For example, these provisions:
•	allow our board of directors to issue preferred stock without stockholder approval;

•	limit who can call a special meeting of stockholders; and

•	establish advance notice requirements for nomination for election to the board of directors or for proposing matters to be acted upon at stockholder meetings.
Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio.
A portion of our short-term investments consist primarily of AAA rated taxable auction securities. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings of taxable auction securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit market does not improve, auctions for our invested amounts may continue to fail. If an auction fails for securities in which we have invested, we may be unable to liquidate some or all of our taxable auction securities at par, should we need or desire to access the funds invested in those securities. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss.

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
          A third party individual holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. In our prior filings with the SEC, we have described our request to the U.S. Patent and Trademark Office, or PTO, for re-examination of one of these patents based on prior art. The third party amended the claims in the reexamination proceedings, which led the PTO to determine that the amended claims are patentable in view of those publications under consideration and a reexamination certificate was issued. However, we believe that the amended claims are invalid based on additional prior art publications, and our request for reexamination by the PTO in light of a number of these additional publications and other publications cited by the PTO, has been granted. In November, 2007, the PTO issued a final Office action, rejecting all of the claims. In January, 2008, the patent holder responded to the final Office action. In February, 2008, the PTO issued an Advisory Action stating that the patent holder’s response failed to overcome the rejections. The patent holder has filed a Notice of Appeal. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. Nevertheless, there is no assurance that either patent will ultimately be found invalid over the prior art. If such patents are not invalidated by the PTO we may be required to obtain a license from the holder of such patents in order to develop Androxal further or attempts may be made to undertake further legal action to invalidate such patents. If such licenses were not available on acceptable terms or at all, we may not be able to successfully commercialize Androxal.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matters were submitted to a vote of our security holders in the fourth quarter of 2007.

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

	Price Range
	High	Low
2006
First Quarter	$10.35	$4.50
Second Quarter	14.27	7.95
Third Quarter	8.88	7.26
Fourth Quarter	13.23	5.50

2007
First Quarter	$14.67	$9.16
Second Quarter	15.09	9.51
Third Quarter	14.38	9.88
Fourth Quarter	12.96	6.99

2008
First Quarter (January 2nd through March 3rd)	$10.20	$8.14
          All of the foregoing prices reflect interdealer quotations, without retail mark-up, markdowns or commissions and may not necessarily represent actual transactions in the common stock.
          On March 3, 2008, the last sale price of our common stock, as reported by the NASDAQ Global Market, was $8.54 per share. On March 3, 2008, there were approximately 184 holders of record and approximately 3,700 beneficial holders of our common stock.
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
Rights Plan
          We are party to a rights agreement, as amended, pursuant to which a dividend consisting of one preferred stock purchase right was distributed for each share of our common stock held as of the close of business on September 13, 1999, and to each share of common stock issued thereafter until the earlier of (i) the distribution date which is defined in the rights plan, (ii) the redemption date which is defined in the rights plan or (iii) September 13, 2010. The rights plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of us without offering fair value to our stockholders. The rights will expire on September 13, 2010, subject to earlier redemption or exchange as provided in the rights plan. Each right entitles its holder to purchase from us one one-hundredth of a share of a new series of Series One Junior Participating Preferred Stock at a price of $20.00 per one one-hundredth of a share, subject to adjustment. The rights are generally exercisable only if a person acquires beneficial ownership of 20 percent or more of our outstanding common stock.
          A complete description of the rights, the rights plan with Computershare Trust Company, N.A., as rights agent, and the Series One Junior Participating Preferred Stock is hereby incorporated by reference from the information appearing under the caption “Item 1. Description of the Registrant’s Securities to be Registered” contained in the Registration Statement on Form 8-A filed on September 3, 1999, and as amended by amendments to such Registration Statement on Form 8-A/A filed on September 11, 2002, October 31, 2002, June 30, 2005 and January 10, 2008.

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
COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG REPROS THERAPEUTICS, INC.,
NASDAQ COMBINED INDEX AND NASDAQ PHARMAEUTICALS

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
     Selected Consolidated Financial Data
     The statement of operations data for the years ended December 31, 2007, 2006 and 2005, and the balance sheet data as of December 31, 2007 and 2006, have been derived from our financial statements, included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2004 and 2003, and the balance sheet data as of December 31, 2005, 2004 and 2003 have been derived from our financial statements not included in this annual report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below have been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with our financial statements, including notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.
STATEMENTS OF OPERATIONS DATA:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands except per share amounts)
Revenues and Other Income:
Licensing fees	$—	$—	$—	$—	$—
Research and development grants	—	—	4	118	595
Interest income	1,508	596	630	104	318
Gain on disposal of fixed assets	—	—	—	—	102
Other income	—	—	—	35	—

Total revenues	1,508	596	634	257	1,015
Expenses:
Research and development	12,420	11,912	6,101	2,471	2,161
General and administrative	2,788	2,879	1,924	1,483	2,183

Total expenses	15,208	14,791	8,025	3,954	4,344

Net loss	$(13,700)	$(14,195)	$(7,391)	$(3,697)	$(3,329)

Net loss per share – basic and diluted (1)	$(1.09)	$(1.40)	$(0.77)	$(0.72)	$(0.29)

Shares used in loss per share calculation	12,524	10,147	9,647	5,117	11,487

BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities	$25,903	$6,736	$16,832	$5,536	$22,946
Total assets	27,599	7,849	17,682	6,606	24,028
Deficit accumulated during the development stage	(122,040)	(108,340)	(94,145)	(86,754)	(83,057)
Total stockholders’ equity	$24,060	$3,790	$16,955	$5,992	$23,487

(1)	See “Note 2. Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements for a description of the computation of loss per share.

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
Overview
     Repros Therapeutics Inc. (“the Company”, “RPRX,” or “we,” “us” or “our”), was organized on August 28, 1987. We are a development stage biopharmaceutical company focused on the development of oral small molecule drugs for major unmet medical needs. We have a proven track-record of efficient and rapid advancement of our therapeutic candidates through clinical development.
     Our current product pipeline includes:
     Proellex
•	Phase 3 for the treatment of anemia associated with uterine fibroids

•	Phase 3 for the chronic treatment of uterine fibroids

•	Phase 2 for the treatment of endometriosis
     Androxal
•	Planned Phase 2b trial to treat men with AIHH, with concomitant plasma glucose and lipid elevations

•	Planned Phase 2b trial in men with low testosterone levels wanting to improve or maintain their fertility and/or sperm function
     Our lead drug, Proellex®, is a selective blocker of the progesterone receptor and is being developed for the treatment of uterine fibroids, anemia associated with excessive menstrual bleeding relating to uterine fibroids, or anemia associated with uterine fibroids, and endometriosis. During the first quarter of 2008 we filed an Investigational New Drug Application, or IND, for Proellex for the new indication of anemia associated with uterine fibroids. During the first quarter of 2008 we also initiated two 65 patient registration Phase 3 pivotal clinical trials with Proellex for this new indication, which will be conducted in approximately 15-20 sites in the United States and in several sites outside the United States. Our goal is to file a New Drug Application, or NDA, for this indication around year end 2008. During the first quarter of 2008 we also initiated two registration Phase 3 pivotal clinical trials with Proellex for the chronic treatment of uterine fibroids and two Open Label Safety Studies. We are also currently conducting a Phase 2 clinical trial with Proellex for the treatment of endometriosis.
     Uterine fibroids, anemia associated with uterine fibroids and endometriosis affect a significant number of women of childbearing age in the developed world. There is no currently-approved effective long-term drug treatment for uterine fibroids or endometriosis. In the United States alone, 300,000 women per year undergo a hysterectomy as a result of severe uterine fibroids.
     Our second product candidate, Androxal®, is a single isomer of clomiphene citrate and is an orally active proprietary small molecule compound. We intend to initiate two proof-of-concept Phase 2b clinical trials with Androxal in the second quarter of 2008. One of these clinical trials will be in men with adult-onset idiopathic hypogonadotrophic hypogonadism, or AIHH, with concomitant plasma glucose and lipid elevations, all of which are components of Metabolic Syndrome. Recent published studies in older men show a link of low testosterone with higher incidences of insulin resistance, diabetes and consequently mortality rates. Based on a retrospective review of our recently completed six-month clinical trial with Androxal for the treatment of low testosterone due to secondary hypogonadism, our findings showed that Androxal therapy resulted in a significant reduction in mean glucose levels in men with a body mass index, or BMI, >26 and glucose levels >104 md/dL, an outcome not seen in the placebo or AndroGel® arms of this study. AndroGel is the current leading therapy for testosterone replacement. The second Phase 2b Androxal clinical trial will be in men of reproductive age with low testosterone levels who want to improve or maintain their fertility and/or sperm function while being treated for low testosterone. We believe Androxal will be superior to the existing drugs used to normalize testosterone as only Androxal has the property of restoring both luteinizing hormone, or LH, and follicle stimulating hormone, or FSH, levels. LH and FSH are the pituitary hormones that stimulate testicular testosterone and sperm production, respectively. According to the Urology Channel, recent estimates show that approximately 13 million men in the United States experience testosterone deficiency.

     We were previously developing Androxal in the United States to treat testosterone deficiency due to secondary hypogonadism by restoring normal testosterone production in males with functional testes and diminished pituitary function, a common condition in the aging male. Based on a Type “C” meeting held with the Food and Drug Administration, or FDA, on October 15, 2007 we believe we do not have a clear clinical path to develop Androxal for this indication in the U.S. at this time. Although we believe Androxal could be developed outside of the U.S., due to the limited European market for this indication and our limited internal resources we do not intend to pursue approval outside of the U.S. at this time.
     We also continue to maintain our patent portfolio of our phentolamine-based products for the treatment of sexual dysfunction. We continue to try to create value from these assets in various ways which includes product out-licensing.
     On February 5, 2007, we completed a public offering of 2,610,000 shares of our common stock at a purchase price of $13.75 per share. As a result of the offering, we received approximately $33.1 million in net proceeds which we have used and intend to continue to use for the clinical development of Proellex and Androxal.
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
     We have not generated any substantial revenue from commercial sale of our current product candidates. We will not receive any revenue from commercial sales unless we, or a potential partner, complete the clinical trial process, obtain regulatory approval, and successfully commercialize one or more of our product candidates. We cannot be certain when or if any of our current product candidates will ever generate cash flow.
     As of December 31, 2007, the Company had accumulated losses of $122.0 million and had cash, cash equivalents and marketable securities of $25.9 million. We have experienced negative cash flows from operations since inception and have funded our activities to date primarily from equity financings and corporate collaborations. Based on our current planned clinical programs, we will need to raise additional capital by the fourth quarter of 2008. We believe we can secure additional cash resources through either the out-licensing of Proellex or through the sale of our equity securities. We have prior experience under similar situations as the current situation, in raising funds from corporate alliances as well as equity financings. Our preference is to complete an appropriate licensing deal with Proellex which we feel would be the least dilutive to our existing shareholders.
     We believe that we will secure sufficient capital to continue our currently planned clinical programs without any significant delay or impact on such programs, assuming that the results of our current ongoing Open Label Safety Trial with Proellex for the treatment of uterine fibroids and our U.S. Phase 2 clinical trial with Proellex for the treatment of endometriosis are favorable. If the results of these trials are unfavorable, there can be no assurance that the Company will be successful in obtaining additional capital in amounts sufficient to continue to fund its operations through either the out-licensing of Proellex, the sale of equity securities, or other alternative sources of funding, which outcome would have a material adverse effect on the Company. Therefore, there is substantial doubt about our ability to continue as a going concern for a reasonable period of time.
     It is possible that our current clinical trial activities will be more costly and take longer than we anticipate; accordingly, there can be no assurance that additional capital will not be necessary prior to the time anticipated.
     Our common stock is traded on the NASDAQ Global Market under our ticker symbol, RPRX. Effective January 8, 2007, we voluntarily withdrew the listing of our common stock from NYSE Arca, Inc., formerly the Pacific Exchange, in order to streamline administrative requirements and reduce expenses.
     We are an accelerated filer and are subject to additional financial regulatory requirements, including Section 404 of Sarbanes-Oxley, which requires us to include in this annual report a report by management on our internal control over financial reporting and an accompanying auditor’s report. These additional activities have resulted in increased costs to us and will result in future increased costs as we maintain compliance with these requirements.
     We have 7 full-time employees who utilize the services of contract research organizations, contract manufacturers and various consultants to assist us in performing clinical and regulatory services for the clinical development of our products. We are substantially dependent on our various contract groups to adequately perform the activities required to obtain regulatory approval of our products.

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
     We had an accumulated deficit of $122.0 million as of December 31, 2007. The value of the tax asset associated with this accumulated deficit can be substantially diminished in value to us due to various tax regulations, including change in control provisions in the tax code. For additional information relating to our net operating loss carryforward, see “Note 6. Federal Income Taxes” of the Notes to Consolidated Financial Statements. Losses have resulted principally from costs incurred in conducting clinical trials for our product candidates, in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts. There can be no assurance that we will be able to successfully complete the transition from a development stage company to the successful introduction of commercially viable products. Our ability to achieve profitability will depend, among other things, on successfully completing the clinical development of our products in a reasonable time frame and at a reasonable cost, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others that possess such capabilities, our and our partners’ ability to realize value from our research and development programs through the commercialization of those products and raising sufficient funds to finance our activities. There can be no assurance that we will be able to achieve profitability or that profitability, if achieved, can be sustained. See “Item 1. Business — Risk Factors” and “Note 1. Organization and Operations” of Notes to Consolidated Financial Statements.
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
Investments-Trading Securities
     Management determines the appropriate classification of investments in debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. Securities for which we have the ability and intent to hold to maturity are classified as “held to maturity”. Securities classified as “trading securities” are recorded at fair value. Gains and losses on trading securities, realized and unrealized, are included in earnings and are calculated using the specific identification method. Any other securities are classified as “available for sale.” At December 31, 2007 all securities were classified as trading securities.
     Our investments typically include corporate bonds and notes, Euro-dollar bonds, taxable auction securities and asset-backed securities. Our policy is to require minimum credit ratings of A2/A and A1/P1 with maturities of up to three years, excluding taxable auction securities. These securities are classified as trading securities and are valued in our financial statements at their fair value. The average life of the investment portfolio, excluding taxable auction securities, may not exceed 24 months.
Capitalized Patent Costs
     We capitalize the cost associated with building our patent library for Proellex and Androxal. As of December 31, 2007, other assets consist of capitalized patent costs in the amount of $1,170,000. Patent costs, which include legal and application costs related to the patent portfolio, are being amortized over 20 years, or the lesser of the legal or the estimated economic life of the patent. Amortization of patent costs was $10,350, $71 and zero in 2007, 2006 and 2005, respectively. Of the $1,170,000 in capitalized patents, $460,000 related to patents for Proellex and $710,000 related to Androxal.
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
Stock-Based Compensation
     We have two stock-based compensation plans at December 31, 2007, the 2000 Non-Employee Directors’ Stock Option Plan, or 2000 Director Plan and the 2004 Stock Option Plan, or 2004 Plan. We account for our stock-based compensation plans under FASB Statement No. 123(R), “Share-Based Payments” (“SFAS 123(R)”). SFAS 123(R) generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued. Under

SFAS 123(R), we used the Black-Scholes option pricing model to estimate the fair value of our stock options. We follow the expanded guidance in SFAS 123(R) for the development of our assumptions used as inputs to the Black-Scholes model. Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options’ vesting and contractual expiration dates. The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term.
Income Tax Estimates and Patents
     Actual results could differ materially from our estimates. The items in our financial statements requiring significant estimates and judgments are as follows:
•	We have had losses since inception and, therefore, have not been subject to federal income taxes. We have accumulated approximately $2.7 million of research and development tax credits. As of December 31, 2007, we had approximately $107.9 million of net operating loss, or NOL, carry-forwards for federal income tax purposes. Additionally, approximately $1.5 million of NOLs, and approximately $64,000 of research and development tax credits, expired in 2007. Under SFAS No. 109, “Accounting for Income Taxes,” an NOL requires the recognition of a deferred tax asset. However, a valuation allowance must be recorded for deferred tax assets whose recovery is deemed unlikely. As we have incurred losses since inception, and there is no certainty of future revenues, our deferred tax assets have been reserved in full in the accompanying consolidated financial statements.

•	We review for the impairment of capitalized patent costs whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the patent are less than its carrying amount. The impairment loss recognized represents the excess of the patent cost as compared to its estimated fair value. We have determined that our capitalized patent costs are not impaired as of December 31, 2007.
RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements’” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued a Staff Position that will (1) partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) remove certain leasing transactions from the scope of SFAS 157. On November 14, 2007, the FASB agreed to a one-year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. We are assessing SFAS No. 157 and have not determined yet the impact that the adoption of SFAS No. 157 will have on our results of operations or financial position.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141, “Business Combinations.” SFAS 141R retains the fundamental requirements in Statement 141 that the purchase method of accounting be used for all business combinations. This statement further establishes principals and requirements for how the acquiring entity recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and the Company cannot estimate any impact this statement may have on the Company’s results of operations or financial position as any potential business combinations after the implementation date are unknown.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 addresses the accounting and reporting for entities that consolidate a noncontrolling interest, sometimes called a minority interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, but is not expected to have any impact on the Company’s consolidated financial statements as the Company does not currently consolidate any noncontrolling interest entities.
Results of Operations
Comparison of Years Ended December 31, 2007 and 2006
     Revenues. Total revenues for 2007 increased 153% to $1.5 million as compared to $596,000 for 2006.
     Interest income increased 153% to $1.5 million for 2007 as compared to $596,000 for 2006. The increase in interest income is primarily due to an increase in marketable securities as a result of the completion of our public offering on February 5, 2007 in which we received approximately $33.1 million in net proceeds.
     Research and Development Expenses. R&D expenses include contracted research, regulatory affairs activities and general research and development expenses. R&D expenses increased 4% to $12.4 million in 2007 as compared to $11.9 million in 2006. The increased expenses for 2007 are primarily due to an increase in our clinical and preclinical activities of $406,000, an increase of $312,000 in consulting fees, an increase of $243,000 in personnel costs, and an increase in non-cash stock option compensation expense of $127,000, partially offset by a decrease in manufacturing activities of $646,000.
     General and Administrative Expenses. G&A expenses decreased 3% to $2.8 million for 2007 as compared to $2.9 million for 2006. The decrease in expenses is primarily due to a decrease of $156,000 in professional services.
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
     General and Administrative Expenses. G&A expenses increased 50% to $2.9 million for 2006 as compared to $1.9 million for 2005. The increase in expenses is primarily due to an increase of $593,000 in non-cash stock option compensation expense, an increase of $184,000 in professional services and an increase of $66,000 in costs associated with meeting the requirements of Section 404 of the Sarbanes-Oxley Act.
Off-Balance Sheet Arrangements
     As of December 31, 2007, we did not have any off-balance sheet arrangements.
Liquidity and Capital Resources
     Since our inception, we have financed our operations primarily with proceeds from private placements and public offerings of equity securities and with funds received under collaborative agreements. We completed a public offering on February 5, 2007 of 2,610,000 shares of our common stock at a purchase price of $13.75 per share resulting in net proceeds to us of approximately $33.1 million. In February 2005, we completed a public offering of 5,060,000 shares of our common stock for net proceeds of approximately $18.1 million.
     Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. We had cash, cash equivalents and marketable securities of approximately $25.9 million as of December 31, 2007 as compared to $6.7 million as of December 31, 2006. The increase in cash balance as of December 31, 2007 as compared to December 31, 2006 is primarily due to the completion of our follow-on public offering of 2,610,000 shares on February 5, 2007 in which we received approximately $33.1 million in net proceeds.

     Excluding maturities and purchases of marketable securities, net cash of approximately $13.6 million, $10.1 million, and $7.4 million was used in operating activities during 2007, 2006, and 2005, respectively. The major uses of cash for operating activities during 2007 was to fund our clinical development programs and associated administrative costs, net of interest income, of $13.7 million. Cash used in investing activities was $363,000 in 2007 primarily for investments in technology rights related to our Proellex and Androxal patent portfolios. Cash provided by financing activities in 2007 was approximately $33.1 million relating to the follow-on public offering of 2,610,000 shares on February 5, 2007 and the exercise of 13,942 stock options.
     The Company leases laboratory and office space, and equipment pursuant to leases accounted for as operating leases. The lease for the Company’s laboratory and office space expires in June 2010. Rental expense for the years ended December 31, 2007, 2006 and 2005, was approximately $63,000, $53,000 and $39,000, respectively. Future minimum lease payments under non-cancelable leases with original terms in excess of one year as of December 31, 2007, are as follows (in thousands):

2008	$60
2009	60
2010	30

Total	$150

     We have had losses since inception and, therefore, have not been subject to federal income taxes. We have accumulated approximately $2.7 million of research and development tax credits. As of December 31, 2007 we had approximately $107.9 million of NOLs for federal income tax purposes. Additionally, approximately $1.5 million of NOLs, and approximately $64,000 of research and development tax credits expired in the year 2007. Due to various tax regulations, including change in control provisions in the tax code the value of this tax asset to us can be substantially diminished. For additional information relating to our NOLs, see “Note 6. Federal Income Taxes” of the Notes to Consolidated Financial Statements.
     We have experienced negative cash flows from operations since inception and have funded our activities to date primarily from equity financings and corporate collaborations. We will require substantial funds for research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if appropriate, if the FDA or other regulatory approvals are obtained. We believe that our existing capital resources under our current operating plan will be sufficient to fund our operations through at least September 30, 2008. There can be no assurance that changes in our current strategic plans or other events will not result in accelerated or unexpected expenditures.
     Our capital requirements will depend on many factors, including the costs and timing of seeking regulatory approvals of our products; the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of our preclinical and clinical activities; the costs associated with any future collaborative research, manufacturing, marketing or other funding arrangements; our ability to obtain regulatory approvals; the success of our potential future sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; changes in economic, regulatory or competitive conditions of our planned business; and additional costs associated with being a publicly-traded company. Estimates about the adequacy of funding for our activities are based on certain assumptions, including the assumption that our cash, cash equivalents and investments will be sold at their current fair values ($25.9 million) before September 30, 2008; that the development and regulatory approval of our products can be completed at projected costs; and that product approvals and introductions will be timely and successful. There can be no assurance that changes in our research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy our capital requirements, we may seek to raise additional funds in the public or private capital markets. We may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to us on favorable terms or at all. If we are successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of holders of our common stock. Because of the above factors, there is substantial doubt about our ability to continue as a going concern for a reasonable period of time.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Risk. Cash, cash equivalents and investments were approximately $25.9 million at December 31, 2007. These assets were primarily invested in investment grade corporate bonds and commercial paper with maturities of less than 18 months, which are classified as Trading Securities. We do not invest in derivative securities. Although our portfolio is subject to fluctuations in interest rates and market conditions, no significant gain or loss on any security is expected to be recognized in earnings due to the expected short holding period.
     The Company held $6.4 million in taxable auction securities at December 31, 2007.  Since December 31, 2007 the Company has sold, or has received a call for mandatory redemption of, its position in all taxable auction securities except for two securities, which are valued at $2 million in the accompanying financial statements.  While each security had successful auctions subsequent to year end, in February 2008 auctions for both of these securities failed.  As a result of the failed auctions, the Company will contractually receive a higher interest rate (30 day libor + 1.25%, and 30 day libor multiplied by 250%, respectively) during the related 28 day auction period.  The Company expects that it will be able to liquidate its position in these securities at par ($2 million total) through a sale of the securities in future auctions or through the redemption of the securities by the counterparty within twelve months of December 31, 2007.  Accordingly, the Company has classified these securities as current assets. Each of the two remaining taxable auction securities carry AAA ratings.  The Company will continue to monitor the value and classification of its taxable auction securities each reporting period for a possible impairment if a decline in fair value occurs.
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
     Based on management’s evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2007.
     PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited and issued their report on the effectiveness of our internal control over financial reporting as of December 31, 2007, which appears herein.
Changes in Internal Control
     There have been no changes in our internal control over financial reporting during our quarter ended December 31, 2007 that have materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2008 annual meeting of stockholders. Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2007.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2008 annual meeting of stockholders. Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2007.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2008 annual meeting of stockholders. Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2007.
ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2008 annual meeting of stockholders. Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2007.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2008 annual meeting of stockholders. Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2007.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) Documents Filed as a Part of this Report.
     All financial statement schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or the notes thereto.
     (b) Exhibits.
     Exhibits to the Form 10-K have been included only with the copies of the Annual Report on Form 10-K filed with the Securities and Exchange Commission. Upon request to the Company and payment of a reasonable fee, copies of the individual exhibits will be furnished.

Exhibit Number		Identification Of Exhibit
3.1(a)	—	Restated Certificate of Incorporation. Exhibit 3.3 to the Company’s Registration Statement on Form SB-2 (No. 33-57728-FW), as amended (“Registration Statement”), is incorporated herein by reference.

3.1(b)	—	Certificate of Amendment to the Company’s Restated Certificate of Incorporation, dated as of May 2, 2006. Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 2, 2006 is incorporated herein by reference.

3.1(c)	—	Certificate of Designation of Series One Junior Participating Preferred Stock dated September 2, 1999. Exhibit A to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the Commission on September 3, 1999 (the “Rights Plan Registration Statement”), is incorporated herein by reference.

3.2	—	Restated Bylaws of the Company. Exhibit 3.4 to the Registration Statement is incorporated herein by reference.

4.1	—	Specimen Certificate of Common Stock, $.001 par value, of the Company. Exhibit 4.1 to the Registration Statement is incorporated herein by reference.

4.2	—	Rights Agreement dated September 1, 1999 between the Company and Computershare Investor Services LLC (as successor in interest to Harris Trust & Savings Bank), as Rights Agent. Exhibit 4.1 to the Rights Plan Registration Statement is incorporated herein by reference.

4.3	—	First Amendment to Rights Agreement, dated as of September 6, 2002, between the Company, Harris Trust & Savings Bank and Computershare Investor Services LLC. Exhibit 4.3 to Amendment No. 1 to the Rights Plan Registration Statement on Form 8-A/A as filed with the Commission on September 11, 2002 is incorporated herein by reference.

4.4	—	Second Amendment to Rights Agreement, dated as of October 30, 2002, between the Company and Computershare Investor Services LLC. Exhibit 4.4 to Amendment No. 2 to the Rights Plan Registration Statement on Form 8-A/A as filed with the Commission on October 31, 2002 is incorporated herein by reference.

4.5	—	Third Amendment to Rights Agreement, dated as of June 30, 2005, between the Company and Computershare Trust Company, Inc. (as successor in interest to Computershare Investor Services, LLC). Exhibit 4.4 to the Company’s Current Report on Form 8-K as filed with the Commission on June 30, 2005 is incorporated herein by reference.

Exhibit Number		Identification Of Exhibit
4.6	—	Fourth Amendment to Rights Agreement, dated as of January 9, 2008, between the Company and Computershare Trust Company, Inc. (as successor in interest to Computershare Investor Services, LLC). Exhibit 4.5 to the Company’s Current Report on Form 8-K as filed with the Commission on January 10, 2008 is incorporated herein by reference.

4.7	—	Form of Rights Certificate. Exhibit B to Exhibit 4.1 to the Rights Plan Registration Statement is incorporated herein by reference.

10.1+	—	Amended and Restated 1993 Employee and Consultant Stock Option Plan. Exhibit 10.3 to the Registration Statement is incorporated herein by reference.

10.2+	—	First Amendment to the Repros Therapeutics Inc. Amended and Restated 1993 Stock Option Plan. Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”) is incorporated herein by reference.

10.3+	—	1994 Employee and Consultant Stock Option Plan. Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 033-83406) as filed with the Commission on August 29, 1994 is incorporated herein by reference.

10.4+	—	2000 Non-Employee Directors’ Stock Option Plan. Appendix B to the Company’s Definitive Proxy Statement filed on April 26, 2000 is incorporated herein by reference.

10.5+	—	First Amendment to the Repros Therapeutics Inc. 2000 Non-Employee Directors’ Stock Option Plan. Exhibit 10.21 to the 2000 Form 10-K is incorporated herein by reference.

10.6+	—	Second Amendment to 2000 Non-Employee Directors’ Stock Option Plan. Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”) is incorporated herein by reference.

10.7+	—	Repros Therapeutics Inc. 2004 Stock Option Plan. Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (No. 333-119861), as amended, is incorporated herein by reference.

10.8+	—	Employment Agreement between the Company and Joseph S. Podolski. Exhibit 10.5 to the Registration Statement is incorporated herein by reference.

10.9+	—	First Amendment to Employment Agreement between the Company and Joseph S. Podolski. Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 is incorporated herein by reference.

10.10+	—	Second Amendment to Employment Agreement between the Company and Joseph S. Podolski. Exhibit 10.17 to the 2002 Form 10-K is incorporated herein by reference.

10.11+	—	Amended and Restated Employment Agreement between the Company and Louis Ploth, Jr. dated December 23, 2005. Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2005 is incorporated herein by reference.

10.12+	—	Employment Agreement between the Company and Andre van As dated March 7, 2007. Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 8, 2007 is incorporated herein by reference.

10.13	—	Lease Agreement dated May 11, 2004 between the Company and Sealy Woodlands, L.P. Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

10.14	—	Amendment to Lease Agreement between the Company and Sealy Woodlands, L.P., dated May 17, 2006. Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 is incorporated herein by reference.

10.15++	—	Letter Agreement dated July 15, 2002 between the Company, Schering Plough Ltd. and Schering-Plough Corporation. Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 is incorporated herein by reference.

Exhibit Number		Identification Of Exhibit
10.16++	—	PHS Patent License Agreement dated April 16, 1999 between the Company and certain agencies of the United States Public Health Service within the Department of Health and Human Services, with amendments. Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003 is incorporated herein by reference.

10.17	—
Fourth Amendment to PHS Patent License Agreement, as amended, dated December 9, 2003 between the Company and certain agencies of the United States Public Health Service within the Department of Health and Human Services. Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 19, 2007 is incorporated herein by reference.

10.18	—
Waiver to PHS Patent License Agreement, as amended, dated March 8, 2007 between the Company and certain agencies of the United States Public Health Service within the Department of Health and Human Services. Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on March 19, 2007 is incorporated herein by reference.

10.19++	—
Fifth Amendment to PHS Patent License Agreement, as amended, dated March 15, 2007 between the Company and certain agencies of the United States Public Health Service within the Department of Health and Human Services. Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the Commission on March 19, 2007 is incorporated herein by reference.

10.20	—	Standstill Agreement, dated as of January 9, 2008, between the Company and Efficacy Capital. Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on January 10, 2008 is incorporated herein by reference.

23.1*	—	Consent of PricewaterhouseCoopers LLP

31.1*	—	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

31.2*	—	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32.1*	—	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2*	—	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

*	Filed herewith.

+	Management contract or compensatory plan.

++	Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act. Such omitted portions have been filed separately with the Commission.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPROS THERAPEUTICS INC.
By:	/s/ Joseph S. Podolski
Joseph S. Podolski
President and Chief Executive Officer

Dated: March 17, 2008

Signature	Title	Date
/s/ Joseph S. Podolski Joseph S. Podolski	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2008

/s/ Louis Ploth, Jr. Louis Ploth, Jr.	Chief Financial Officer, VP Business Development, Director and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 17, 2008

/s/ Daniel F. Cain Daniel F. Cain	Chairman of the Board	March 17, 2008

/s/ Jean L. Fourcroy, M.D., Ph.D., M.P.H. Jean L. Fourcroy, M.D., Ph.D., M.P.H.	Director	March 17, 2008

/s/ Jeffrey R. Harder Jeffrey R. Harder	Director	March 17, 2008

/s/ Nola Masterson Nola Masterson.	Director	March 17, 2008

/s/ David Poorvin, Ph.D. David Poorvin, Ph. D.	Director	March 17, 2008

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Repros Therapeutics, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2007, and the statements of stockholders’ equity for each of the six years in the period ended December 31, 2007 present fairly, in all material respects, the financial position of Repros Therapeutics, Inc. and its subsidiary (collectively, the “Company”), a development stage company, at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, and cumulatively for the period January 1, 2002 through December 31, 2007 (not separately presented) in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2007 and 2006). We did not audit the cumulative totals of the Company for the period from August 20, 1987 (date of inception) to December 31, 2001, which totals reflect a deficit of $75.8 million accumulated during the development stage. The cumulative totals for the period January 1, 1994 to December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed unqualified opinions on the consolidated financial statements for the three years in the period ended December 31, 2001, the three years in the period ended December 31, 2000, the three years in the period ended December 31, 1999, the three years in the period ended December 31, 1998, the three years in the period ended December 31, 1997, and the three years in the period ended December 31, 1996 dated February 6, 2002, February 2, 2001, February 2, 2000, January 26, 1999, March 24, 1998, and March 11, 1997, respectively. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is a development stage company, has an accumulated deficit, and has experienced negative cash flows that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share based payments in 2006.

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
/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 17, 2008

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY AR THUR
ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To Zonagen, Inc.:
We have audited the accompanying consolidated balance sheets of Zonagen, Inc. (a Delaware corporation in the development stage), and subsidiary (collectively, “the Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
/S/ ARTHUR ANDERSEN LLP
Houston, Texas
February 6, 2002

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY AR THUR
ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To Zonagen, Inc.:
     We have audited the accompanying consolidated balance sheets of Zonagen, Inc. (a Delaware corporation in the development stage), and subsidiary (collectively, “the Company”) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
/S/ ARTHUR ANDERSEN LLP
Houston, Texas
February 2, 2001

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY AR THUR
ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To Zonagen, Inc.:
     We have audited the accompanying consolidated balance sheets of Zonagen, Inc. (a Delaware corporation in the development stage), and subsidiary (collectively, “the Company”) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
/S/ ARTHUR ANDERSEN LLP
Houston, Texas
February 2, 2000

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY AR THUR
ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To Zonagen, Inc.:
     We have audited the accompanying balance sheets of Zonagen, Inc. (a Delaware corporation in the development stage), and subsidiary (collectively, “the Company”) as of December 31, 1998 and 1997, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
/S/ ARTHUR ANDERSEN LLP
Houston, Texas
January 26, 1999

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY AR THUR
ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To Zonagen, Inc.:
     We have audited the accompanying balance sheets of Zonagen, Inc. (a Delaware corporation in the development stage), and subsidiary (collectively, “the Company”) as of December 31, 1997 and 1996, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
/S/ ARTHUR ANDERSEN LLP
Houston, Texas
March 24, 1998

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY AR THUR
ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To Zonagen, Inc.:
We have audited the accompanying consolidated balance sheets of Zonagen, Inc. (a Delaware corporation in the development stage), and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
As discussed in Note 1 to the consolidated financial statements, the Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to raising capital and performing research and development. In order to complete the research and development and other activities necessary to commercialize its products, additional financing will be required. Management’s current projections indicate that the Company can conserve its cash resources to maintain the Company’s operations through 1997. Management’s plans in regard to those matters are also described in Note 1.
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
/S/ ARTHUR ANDERSEN LLP
Houston, Texas
March 11, 1997

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONSOLIDATED BALANCE SHEETS
(in thousands except share amounts)

	December 31,	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$1,779	$1,136
Marketable securities	24,124	5,600
Prepaid expenses and other current assets	479	225

Total current assets	26,382	6,961
Fixed assets, net	47	65
Other assets, net	1,170	823

Total assets	$27,599	$7,849

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$2,281	$1,973
Accrued expenses	1,258	2,086

Total current liabilities	3,539	4,059

Commitments & Contingencies (note 10)

Stockholders’ Equity
Undesignated Preferred Stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.001 par value, 20,000,000 shares authorized, 14,711,939 and 12,087,997 shares issued, respectively; 12,774,904 and 10,150,962 shares outstanding, respectively	15	12
Additional paid-in capital	152,033	118,066
Cost of treasury stock, 1,937,035 shares	(5,948)	(5,948)
Deficit accumulated during the development stage	(122,040)	(108,340)

Total stockholders’ equity	24,060	3,790

Total liabilities and stockholders’ equity	$27,599	$7,849

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)

				From Inception
				(August 20, 1987)
				through
	For the Year Ended December 31,			December 31,
	2007	2006	2005	2007
				(unaudited)
Revenues and other income
Licensing fees	$—	$—	$—	$28,755
Product royalties	—	—	—	627
Research and development grants	—	—	4	1,219
Interest income	1,508	596	630	15,860
Gain on disposal of fixed assets	—	—	—	102
Other income	—	—	—	35

Total revenues and other income	1,508	596	634	46,598

Expenses
Research and development	12,420	11,912	6,101	124,693
General and administrative	2,788	2,879	1,924	34,214
Interest expense and amortization of intangibles	—	—	—	388

Total expenses	15,208	14,791	8,025	159,295

Loss from continuing operations	(13,700)	(14,195)	(7,391)	(112,697)
Loss from discontinued operations	—	—	—	(1,828)
Gain on disposal of discontinued operations	—	—	—	939

Net loss before cumulative effect of change in accounting principle	(13,700)	(14,195)	(7,391)	(113,586)
Cumulative effect of change in accounting principle	—	—	—	(8,454)

Net loss	$(13,700)	$(14,195)	$(7,391)	$(122,040)

Loss per share — basic and diluted	$(1.09)	$(1.40)	$(0.77)

Shares used in loss per share calculation:
Basic	12,524	10,147	9,647
Diluted	12,524	10,147	9,647
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

(continued)

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except share amounts)

									Deficit
									Accumulated
					Additional				During the	Total
	Preferred Stock		Common Stock		Paid-in	Deferred	Treasury Stock		Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Shares	Amount	Stage	Equity
BALANCE AT DECEMBER 31, 2000	—	$—	11,742,153	$12	$113,780	$(241)	415,300	$(7,484)	$(75,007)	$31,060
Compensation resulting from grant of options	—	—	—	—	36	—	—	—	—	36
Compensation resulting from extension of warrants	—	—	—	—	23	—	—	—	—	23
Amortization of deferred compensation	—	—	—	—	—	230	—	—	—	230
Exercise of options to purchase common stock for cash, February through December 2001 ($0.64 to $4.00 per share)	—	—	12,242	—	25	—	—	—	—	25
Issuance of common stock through employee stock purchase plan for cash, June and December 2001	—	—	8,431	—	25	—	—	—	—	25
Issuance of common stock to Board of Director members for services, February through December 2001	—	—	2,690	—	9	—	—	—	—	9
Net loss	—	—	—	—	—	—	—	—	(839)	(839)

BALANCE AT DECEMBER 31, 2001	—	$—	11,765,516	$12	$113,898	$(11)	415,300	$(7,484)	$(75,846)	$30,569
Amortization of deferred compensation	—	—	—	—	—	11	—	—	—	11
Exercise of options to purchase common stock for cash, January and February 2002 ($0.64 to $2.94 per share)	—	—	31,265	—	21	—	—	—	—	21
Issuance of common stock through employee stock purchase plan for cash, June 2002	—	—	4,824	—	6	—	—	—	—	6
Issuance of common stock to Employees	—	—	105,000	—	111	—	—	—	—	111
Issuance of common stock to Board of Director members for services, March through December 2002	—	—	11,572	—	15	—	—	—	—	15
Net loss	—	—	—	—	—	—	—	—	(3,882)	(3,882)

BALANCE AT DECEMBER 31, 2002	—	$—	11,918,177	$12	$114,051	$—	415,300	$(7,484)	$(79,728)	$26,851
Issuance of common stock to Board of Director members for services, February through May 2003	—	—	10,871	—	14	—	—	—	—	14
Purchase of treasury stock April ($1.37 to $1.50 per share)	—	—	—	—	—	—	34,100	(49)	—	(49)
Net loss	—	—	—	—	—	—	—	—	(3,329)	(3,329)

BALANCE AT DECEMBER 31, 2003	—	$—	11,929,048	$12	$114,065	$—	449,400	$(7,533)	$(83,057)	$23,487
Self Tender Offer of 6,547,635 shares at $2.10 including 60,888 exercised options	—	—	60,888	—	—	—	6,547,635	(13,665)	—	(13,665)
Costs associated with self tender offer	—	—	—	—	—	—	—	(289)	—	(289)
Noncash stock compensation related to stock option bonus program	—	—	—	—	78	—	—	—	—	78
Issuance of 354,474 stock options to employees on March 29, 2004 and approved on September 29, 2004 (issue price of $2.72, fmv when approved $3.60)	—	—	—	—	312	(312)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	78	—	—	—	78
Net loss	—	—	—	—	—	—	—	—	(3,697)	(3,697)

BALANCE AT DECEMBER 31, 2004	—	$—	11,989,936	$12	$114,455	$(234)	6,997,035	$(21,487)	$(86,754)	$5,992
Issuance of 5,060,000 shares of treasury stock at $4.00 per share February 1, 2005	—	—	—	—	2,641	—	(5,060,000)	15,539	—	18,180
Exercise of options to purchase common stock for cash, January and February 2005 ($2.94 to $3.47 per share)	—	—	26,700	—	85	—	—	—	—	85
Noncash stock compensation related to stock option bonus program	—	—	—	—	(15)	—	—	—	—	(15)
Amortization of deferred compensation	—	—	—	—	—	104	—	—	—	104
Net loss	—	—	—	—	—	—	—	—	(7,391)	(7,391)

BALANCE AT DECEMBER 31, 2005	—	$—	12,016,636	$12	$117,166	$(130)	1,937,035	$(5,948)	$(94,145)	$16,955
Exercise of options to purchase common stock for cash, January and July 2006 ($1.70 to $7.50 per share)	—	—	71,361	—	241	—	—	—	—	241
Reclassification of previous deferred compensation due to the adoption of FAS 123(R)	—	—	—	—	(130)	130	—	—	—	—
Stock option compensation	—	—	—	—	789	—	—	—	—	789
Net loss	—	—	—	—	—	—	—	—	(14,195)	(14,195)

(continued)

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except share amounts)

									Deficit
									Accumulated
					Additional				During the	Total
	Preferred Stock		Common Stock		Paid-in	Deferred	Treasury Stock		Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Shares	Amount	Stage	Equity
Balance at December 31, 2006	—	$—	12,087,997	$12	$118,066	$—	1,937,035	$(5,948)	$(108,340)	$3,790
Exercise of options to purchase common stock for cash, January and April @ $2.40 & $8.00 per share	—	—	13,942	—	37	—	—	—	—	37
Issuance of 2,610,000 shares of common stock at $13.75 per share February 5, 2007, net of offering costs of $2,835	—	—	2,610,000	3	33,050	—	—	—	—	33,053
Stock option compensation	—	—	—	—	880	—	—	—	—	880
Net loss	—	—	—	—	—	—	—	—	(13,700)	(13,700)

	—	$—	14,711,939	$15	$152,033	$—	1,937,035	$(5,948)	$(122,040)	$24,060

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

				From Inception
				(August 20, 1987)
				through
	For the Year Ended December 31,			December 31,
	2007	2006	2005	2007
				(unaudited)
Cash Flows from Operating Activities
Net loss	$(13,700)	$(14,195)	$(7,391)	$(122,040)
Gain on disposal of discontinued operations	—	—	—	(939)
Gain on disposal of assets	—	—	—	(102)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash financing costs	—	—	—	316
Noncash inventory impairment	—	—	—	4,417
Noncash patent impairment	—	—	—	1,339
Noncash decrease in accounts payable	—	—	—	(1,308)
Depreciation and amortization	34	18	7	3,832
Noncash expenses related to stock-based transactions	880	789	89	4,486
Common stock issued for agreement not to compete	—	—	—	200
Series B Preferred Stock issued for consulting services	—	—	—	18
Sales and maturities of marketable securities	33,225	33,157	24,825	91,207
Purchases of marketable securities	(51,752)	(24,090)	(34,692)	(86,799)
Changes in operating assets and liabilities (net effects of purchase of businesses in 1988 and 1994):
Decrease (increase) in receivables	—	—	—	(199)
Decrease (increase) in inventory	—	—	—	(4,447)
Decrease (increase) in prepaid expenses and other current assets	(251)	6	(197)	(177)
(Decrease) increase in accounts payable and accrued expenses	(520)	3,332	114	4,735

Net cash used in operating activities	(32,084)	(983)	(17,245)	(105,461)

Cash Flows from Investing Activities
Maturities (purchases) of marketable securities	—	—	—	(28,723)
Capital expenditures	(6)	(64)	(8)	(2,367)
Purchase of technology rights and other assets	(357)	(223)	(183)	(3,201)
Proceeds from sale of PP&E	—	—	—	225
Cash acquired in purchase of FTI	—	—	—	3
Proceeds from sale of subsidiary, less $12,345 for operating losses during 1990 phase-out period	—	—	—	138
Proceeds from sale of the assets of FTI	—	—	—	2,250
Increase in net assets held for disposal	—	—	—	(213)

Net cash used in investing activities	(363)	(287)	(191)	(31,888)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of offering costs	33,053	—	18,180	135,457
(Increase) decrease in prepaid offering costs	—	—	600	—
Exercise of stock options	37	241	85	363
Proceeds from issuance of preferred stock	—	—	—	23,688
Purchase of treasury stock	—	—	—	(21,487)
Proceeds from issuance of notes payable	—	—	—	2,839
Principal payments on notes payable	—	—	—	(1,732)

Net cash provided by financing activities	33,090	241	18,865	139,128

Net increase (decrease) in cash and cash equivalents	643	(1,029)	1,429	1,779
Cash and cash equivalents at beginning of period	1,136	2,165	736	—

Cash and cash equivalents at end of period	$1,779	$1,136	$2,165	$1,779

The accompanying notes are an integral part of these consolidated financial statements.

1. ORGANIZATION AND OPERATIONS:
     Repros Therapeutics Inc. (“the Company”, “RPRX,” or “we,” “us” or “our”), was organized on August 28, 1987. We are a development stage biopharmaceutical company focused on the development of oral small molecule drugs for major unmet medical needs. We have a proven track-record of efficient and rapid advancement of our therapeutic candidates through clinical development.
     Our lead drug, Proellex®, is a selective blocker of the progesterone receptor and is being developed for the treatment of uterine fibroids, anemia associated with excessive menstrual bleeding relating to uterine fibroids, or anemia associated with uterine fibroids, and endometriosis. During the first quarter of 2008 we filed an Investigational New Drug Application, or IND, for Proellex for the new indication of anemia associated with uterine fibroids. During the first quarter of 2008 we also initiated two 65 patient registration Phase 3 pivotal clinical trials with Proellex for this new indication, which will be conducted in approximately 15-20 sites in the United States and in several sites outside the United States. Our goal is to file a New Drug Application, or NDA, for this indication around year end 2008. During the first quarter of 2008 we also initiated two registration Phase 3 pivotal clinical trials with Proellex for the chronic treatment of uterine fibroids and two Open Label Safety Studies. We are also currently conducting a Phase 2 clinical trial with Proellex for the treatment of endometriosis.
     Our second product candidate, Androxal®, is a single isomer of clomiphene citrate and is an orally active proprietary small molecule compound. Recent published studies in older men show a link of low testosterone with higher incidences of Metabolic Syndrome, diabetes and mortality rates. Based on a retrospective review of our recently completed six-month clinical trial with Androxal for the treatment of low testosterone due to secondary hypogonadism, our findings showed that Androxal therapy resulted in a significant reduction in mean glucose levels in men with a body mass index, or BMI, >26 and glucose levels >104 md/dL, an outcome not seen in the placebo or AndroGel® arms of this study. AndroGel is the current leading therapy for testosterone replacement.
     We were previously developing Androxal in the United States to treat testosterone deficiency due to secondary hypogonadism by restoring normal testosterone production in males with functional testes and diminished pituitary function, a common condition in the aging male. Based on a Type “C” meeting held with the Food and Drug Administration, or FDA, on October 15, 2007 we believe we do not have a clear clinical path to develop Androxal for this indication in the U.S. at this time. Although we believe Androxal could be developed outside of the U.S., due to the limited European market for this indication and our limited internal resources we do not intend to pursue approval outside of the U.S. at this time.
     We also continue to maintain our patent portfolio of our phentolamine-based products for the treatment of sexual dysfunction. We continue to try to create value from these assets in various ways which includes product out-licensing.
     As of December 31, 2007, we had accumulated losses of $122.0 million and had cash, cash equivalents and marketable securities of $25.9 million. We have experienced negative cash flows from operations since inception and have funded our activities to date primarily from equity financings and corporate collaborations. Our goal, if possible, is to move certain clinical activities into the latter part of the year post the receipt of additional funding without jeopardizing our current clinical development timeline. Based on our current planned clinical programs, we will need to raise additional capital by the fourth quarter of 2008; therefore, there is substantial doubt about our ability to continue as a going concern for a reasonable period of time.
     We believe we can secure additional cash resources through either the out-licensing of Proellex or through the sale of our equity securities. There can be no assurance that the Company will be successful in obtaining additional capital in amounts sufficient to continue to fund its operations and product development. If we are not able to raise capital through out-licensing Proellex or the sale of equity securities, or cannot locate an alternative source of financing, the outcome would have a material adverse effect on us and the clinical development timeline of our product candidates. If we are not able to raise adequate capital for our clinical development plans, then we will have to adjust our plans, which will delay the approval process of our product candidates.
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
     Our accumulated deficit of $122.0 million primarily relates to costs that were incurred in research and development activities related to efforts to develop our product candidates and from the associated administrative costs required to support those efforts. Due to various tax regulations, including change in control provisions in the tax code, the value of the tax asset created by these accumulated losses can be substantially diminished. For additional information relating to our net operating loss carryforward see “Note 6 Federal Income Taxes” of the Notes to Consolidated Financial Statements.
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
MARKETABLE SECURITIES
     Management determines the appropriate classification of investments in debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. Securities for which the Company has the ability and intent to hold to maturity are classified as “held to maturity”. Securities classified as “trading securities” are recorded at fair value. Gains and losses on trading securities, realized and unrealized, are included in earnings and are calculated using the specific identification method. Any other securities are classified as “available for sale.” At December 31, 2007 and 2006 all securities were classified as trading securities. The Company’s investments typically include corporate bonds and notes, Euro-dollar bonds, taxable auction securities and asset-backed securities. The Company’s policy is to require minimum credit ratings of A2/A and A1/P1 with maturities of up to three years, except taxable auction securities.
     The average life of the investment portfolio, other than taxable auction securities, may not exceed 24 months. As of December 31, 2007 our investments have a monthly staggered maturity that does not exceed August 4, 2008, except for taxable auction securities.

     Marketable securities defined as trading securities consist of the following (in thousands):

	December 31, 2007	December 31, 2006
Corporate Bonds	$9,632	$—
Taxable Auction Securities	6,400	4,550
Certificates of Deposit	4,503	900
Medium and Short Term Notes	2,594	—
Municipal Bonds	995	—
Euro Dollar Bonds	—	150

Total	$24,124	$5,600

     Please also see taxable auction securities as discussed in Footnote 13 to the financial statements.
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
OTHER ASSETS
     The Company capitalizes the cost associated with building its patent library for its Proellex and Androxal products. As of December 31, 2007 and 2006 other assets consist of capitalized patent costs in the amount of $1,170,000 and $823,000, respectively. Patent costs, which include legal and application costs related to the patent portfolio, are being amortized over the lesser of 20 years or the estimated economic life of the patent. Amortization of patent cost expense was $10,350, $71 and zero in 2007, 2006 and 2005, respectively.
     Of the $1,170,000 in capitalized patents, $460,000 related to patents for Proellex and $710,000 related to Androxal.
     The Company reviews capitalized patent costs for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the patent are less than its carrying amount. The impairment loss recognized represents the excess of the patent cost as compared to its estimated fair value. The Company has determined that its capitalized patent costs are not impaired as of December 31, 2007.
RESEARCH AND DEVELOPMENT GRANT REVENUE
     The Company applies for research and development grants from the federal government usually in the form of Small Business Innovation Research, or SBIR grants. When the Company is awarded one of these research and development grants it is obligated to spend grant dollars on research activities based on a budget that was submitted with the grant application. The Company typically billed the federal government on a monthly basis after it has expended its funds for the grant activities. At that time the Company recognizes research and development grant revenues. During 2002 the Company was awarded three SBIR grants totaling in excess of $1 million. The last SBIR grant was essentially depleted during 2004.
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
STOCK-BASED COMPENSATION
     The Company has two stock-based compensation plans at December 31, 2007, which are described more fully in Note 8.
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS 123(R)”) and are using the modified prospective method of adoption, which does not require restatement of prior periods. SFAS 123(R) eliminated the intrinsic value method of accounting for share-based employee compensation under APB Opinion No. 25, “Accounting for Stock-Based Compensation,” which the Company previously used (see pro-forma disclosure of prior period included herein). SFAS 123(R) generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued. The effect of adoption of the new standard related to stock option plans was an additional expense of $880,000 ($0.07 per share, basic and diluted) for the year ended December 31, 2007, of which $255,000 was recorded to Research and Development expense and $625,000 was recorded to General and Administrative expense. Additionally, the effect of adoption of this new standard related to stock option plans was an additional expense of $789,000 ($0.08 per share, basic and diluted) for the year ended December 31, 2006, of which $127,000 was recorded to Research and Development expense and $662,000 was recorded to General and Administrative expense. At December 31, 2007, there was $1.1 million of total unrecognized compensation cost related to non-vested stock options. This compensation cost is expected to be recognized over a weighted-average period of approximately 1.5 years.
     Under SFAS 123(R), we continue to use the Black-Scholes option pricing model to estimate the fair value of our stock options. However, we applied the expanded guidance under SFAS 123(R) for the development of our assumptions used as inputs for the Black-Scholes option valuation model for grants issued after January 1, 2006. Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options vesting and contractual expiration dates. The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term. Options to purchase an aggregate of 25,000 shares of common stock at an exercise price of $12.37 per share were granted to non-employee members of the Company’s Board of Directors for their re-election to the Board at the Company’s Annual Meeting held on May 15, 2007. Additionally, options to purchase 20,000, 76,000, and 20,000 shares of common stock were granted to employees on January 4, January 8 and September 24, 2007 at exercise prices of $12.24, $12.26 and $11.22 per share, respectively. All stock options were granted at the closing price of the Company’s common stock on the date of grant. The following assumptions were used for stock option grants: risk-free interest rate of 4.4% to 4.7%; no expected dividends; expected term of 7 years; and expected volatility of 79% to 84%.
     Due to our net operating loss position there are no anticipated windfall tax benefits upon exercise of options.

     Prior to the adoption of SFAS 123(R) we recorded deferred compensation in equity for options issued “in the money” under APB Opinion No. 25. Due to the adoption of SFAS 123(R) on January 1, 2006, we reclassified $130,000 from deferred compensation to additional paid-in capital.
     Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS 123(R). The following pro forma information is presented for comparative purposes and illustrates the effect on our net loss and loss per share if we had applied the provisions of SFAS 123 (R) during the year ended 2005 (in thousands, except for per share amounts):

December 31, 2005
Net loss, as reported	$(7,391)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	89
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(746)

Pro forma net loss	$(8,048)

Loss per share—
Basic and diluted — as reported	$(0.77)
Basic and diluted — pro forma	(0.83)
     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model. The following weighted average assumptions were used for grants in 2007, 2006, and 2005, respectively: risk-free interest rates of 4.6%, 4.8%, and 4.0%; no expected dividends; expected terms of 7.0, 7.0, and 5.8 years; expected volatility of 82%, 85%, and 86%. The weighted average fair value of options, all of which were granted at market for 2007, 2006 and 2005 was $9.29, $6.49 and $2.88, respectively.
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
RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements’” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued a Staff Position that will (1) partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) remove certain leasing transactions from the scope of SFAS 157. On November 14, 2007, the FASB agreed to a one-year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The company is assessing SFAS No. 157 and has not determined yet the impact that the adoption of SFAS No. 157 will have on its result of operations or financial position.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141, “Business Combinations.” SFAS 141R retains the fundamental requirements in Statement 141 that the purchase method of accounting be used for all business combinations. This statement further establishes principals and requirements for how the acquiring entity recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and the Company cannot estimate any impact this statement may have on the Company’s results of operations or financial position as any potential business combinations after the implementation date are unknown.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 addresses the accounting and reporting for entities that consolidate a noncontrolling interest, sometimes called a minority interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, but is not expected to have any impact on the Company’s consolidated financial statements as the Company does not currently consolidate any noncontrolling interest entities.
     3. FIXED ASSETS:
     Fixed assets are as follows (in thousands):

	December 31,
	2007	2006
Laboratory equipment	$20	$19
Office equipment	40	35
Leasehold improvements	38	38

Total fixed assets	98	92
Less — Accumulated depreciation and amortization	51	27

Net Fixed Assets	$47	$65

     4. OPERATING LEASES:
     The Company leases laboratory and office space, and equipment pursuant to leases accounted for as operating leases. The lease for the Company’s laboratory and office space expires in June 2010. Rental expense for the years ended December 31, 2007, 2006 and 2005, was approximately $63,000, $53,000 and $39,000, respectively. Future minimum lease payments under non-cancelable leases with original terms in excess of one year as of December 31, 2007, are as follows (in thousands):

2008	$60
2009	60
2010	30

Total	$150

     5. ACCRUED EXPENSES:
     Accrued expenses consist of the following (in thousands):

	December 31,
	2007	2006
Research and development costs	$955	$1,686
Payroll	63	123
Patent costs	51	127
Other	189	150

Total	$1,258	$2,086

     6. FEDERAL INCOME TAXES:
     The Company has had losses since inception and, therefore, has not been subject to federal income taxes. The Company has accumulated approximately $2.7 million of research and development tax credits. As of December 31, 2007, the Company had approximately $107.9 million of net operating loss (“NOL”) carry-forwards for federal income tax purposes. Additionally, approximately $2.4 million of NOLs, and approximately $81,000 of research and development tax credits will expire in 2008.
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
     The redemption of shares under the Company’s tender offer in January 2004, and the Company’s follow-on public offerings completed on February 1, 2005 and February 5, 2007 may have created a change of ownership for Federal Income tax purposes. The Company has not undertaken a study to determine if this has occurred. A change in ownership for Federal income tax purposes may result in a limitation on the use of net operating loss and tax credit carryforwards in future periods.
     Under SFAS No. 109, “Accounting for Income Taxes,” an NOL requires the recognition of a deferred tax asset. As the Company has incurred losses since inception, and there is no certainty of future revenues, a valuation allowance has been provided in full in the accompanying consolidated financial statements.
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2007	2006
Net operating loss carryforwards	$36,691	$32,650
Research and development tax credits	2,684	2,748
Accruals/expenses not currently deductible	1,510	1,510

Total deferred tax assets	40,885	36,908
Less — Valuation allowance	(40,885)	(36,908)

Net deferred tax assets	$—	$—

     7. STOCKHOLDERS’ EQUITY:
     PUBLIC OFFERING
     On February 5, 2007, the Company completed a follow-on public offering of 2,610,000 of common stock at $13.75 per share. The net proceeds from the sale of shares of common stock in this offering were approximately $33.1 million.
     LOSS PER SHARE
     The following table presents information necessary to calculate loss per share for the three years ended December 31, 2007, 2006 and 2005 (in thousands, except per share amounts):

	2007	2006	2005
Net loss	$(13,700)	$(14,195)	$(7,391)
Weighted average common shares outstanding	12,524	10,147	9,647
Basic loss per share	$(1.09)	$(1.40)	$(0.77)

Weighted average common and dilutive potential common shares outstanding:
Weighted average common shares outstanding	12,524	10,147	9,647
Assumed exercise of stock options	—	—	—

	12,524	10,147	9,647
Diluted earnings per share	$(1.09)	$(1.40)	$(0.77)

     Other potential common stock of 1,555,565, 1,469,148 and 1,715,363 for the periods ended December 31, 2007, 2006 and 2005, respectively, were excluded from the above calculation of diluted loss per share since they were antidilutive.
     8. STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN:
     During 2007 the Company had two stock option plans available which were the 2000 Non-Employee Directors’ Stock Option Plan, or 2000 Director Plan; and the 2004 Stock Option Plan, or 2004 Plan. Due to the expiration of the Company’s Amended and Restated 1993 Employee and Consultant Stock Option Plan, or 1993 Plan, in May 2003, the Company’s Board of Directors approved the 2004 Plan on February 24, 2004. The 2004 Plan was approved by shareholders at the 2004 Annual Shareholders’ Meeting which was held on September 29, 2004.
     As of December 31, 2007, there were 356,326 options available under the 2004 Plan and 79,418 available under the 2000 Director Plan. The 2000 Director Plan has an evergreen provision pursuant to which the number of shares available under such plan are automatically increased each year on the day after the Company’s Annual Shareholders’ Meeting by the number of shares granted during the prior year under such plan (or by one-half percent of the Company’s then outstanding common stock, if greater). There are no significant differences between the provisions of the two remaining plans. Typically, options are granted with an exercise price per share which is equal to the fair market value per share of common stock on the date of grant. Vesting provisions for each grant are determined by the board of directors and typically vest quarterly over a three year period. All options expire no later than the tenth anniversary of the grant date.
     A summary of the status of the Company’s option plans at December 31, 2007, 2006, and 2005 and changes during the years then ended is presented in the tables below:

			Remaining
			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Stock	Exercise	Term	Intrinsic Value
	Options	Price	(Years)	(In Thousands)
Outstanding at December 31, 2004	1,786,846	$4.77
Granted	85,000	3.81
Exercised	(26,700)	3.18
Forfeited	(129,783)	5.92
Outstanding at December 31, 2005	1,715,363	4.66
Granted	115,000	8.30
Exercised	(71,361)	3.38
Forfeited	(289,854)	7.85
Outstanding at December 31, 2006	1,469,148	4.38

Granted	141,000	12.13
Exercised	(13,942)	2.64
Forfeited	(40,641)	19.51
Outstanding at December 31, 2007	1,555,565	4.70	5.92	$7,180
Exercisable at December 31, 2007	1,161,898	3.97	5.79	$6,214
     The following table summarizes information about stock options outstanding at December 31, 2007:

			Weighted	Weighted		Weighted
			Average	Average		Average
		Number	Remaining	Exercise	Number	Exercise
Range Of Exercise Prices		Outstanding	Life	Price	Exercisable	Price
$2.40 to	$5.00	1,289,565	5.5	$3.23	1,054,564	$2.99
5.01 to	10.00	78,000	8.1	6.99	34,667	7.37
10.01 to	15.00	166,000	9.1	12.22	50,667	12.44
15.01 to	20.00	3,000	1.1	18.65	3,000	18.65
20.01 to	25.00	5,000	0.5	20.38	5,000	20.38
25.01 to	30.00	10,000	1.2	29.00	10,000	29.00
30.01 to	35.00	4,000	3.1	33.25	4,000	33.25

		1,555,565			1,161,898

9. LICENSE, RESEARCH AND DEVELOPMENT AGREEMENTS:
NATIONAL INSTITUTES OF HEALTH (NIH)
     In 1999, we licensed rights to Proellex from the NIH under an exclusive, worldwide license in the field of treatment of human endocrinologic pathologies or conditions in steroid sensitive tissues which expires upon the expiration of the last licensed patent. Under the terms of the agreement, we are obligated to meet developmental milestones as outlined in a commercial development plan. This development plan outlines a preclinical and clinical program leading to the stated objective of submitting an NDA for regulatory approval of Proellex for the treatment of uterine fibroids in 2008. We provide annual updates to the NIH on the progress of our development of Proellex. Based on our interaction with the NIH to date, we believe our license and relationship with NIH are in good standing. The NIH has the ability to terminate the agreement for lack of payment or if we are not meeting milestones as outlined in the commercial development plan and for other reasons as outlined in the agreement. Although we believe that we have a good working relationship with the NIH, there can be no assurance that all of the objectives and conditions in the commercial development plan will be met on a timely basis or at all, or that, if we fail to meet any of such objectives, the NIH will again agree to amend this agreement to our satisfaction. Failure to comply with the material terms contained in the license agreement could result in termination of such agreement, which would prohibit us from further development of Proellex and severely harm our business prospects. The NIH retains, on behalf of the government, a nonexclusive, nontransferable, worldwide license to practice the inventions licensed under the licensed patents by or on behalf of the government. For the purpose of encouraging basic research, the NIH retains the right to grant nonexclusive research licenses to third parties. Due to the work that was done on Proellex at the NIH prior to our license agreement, the government also has certain rights to use the product in the event of a national emergency pursuant to the Patent and Trademark Laws Amendments Act of 1980, as amended. In the early part of our relationship with the NIH under this agreement, we were not in compliance with all of the original requirements stated in the commercial development plan. In July 2002, we and the NIH amended the license agreement to include a revision of the original commercial development plan relating to the target dates for certain objectives. Since then, we have entered into additional updates of the original commercial development plan with the NIH relating to such target dates.
10. COMMITMENTS AND CONTINGENCIES:
     We are not currently a party to any material legal proceedings.
     See footnote 4 for a discussion of our operating leases.
11. RELATED PARTY TRANSACTIONS
     A member of our Board of Directors is also a shareholder of a law firm that provides legal services to the Company. Total fees charged by the firm to the Company during the years ended December 31, 2007, 2006 and 2005 were $256,000, $203,000 and $297,000, respectively.

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
	(In thousands except per share amounts)
Revenues and other income:
Interest income	$318	$442	$396	$352

Total revenues and other income	318	442	396	352
Expenses:
Research and development	3,028	3,207	3,196	2,989
General and administrative	941	609	568	670

Total expenses	3,969	3,816	3,764	3,659

Net loss	$(3,651)	$(3,374)	$(3,368)	$(3,307)

Net loss per share — basic and diluted	$(0.31)	$(0.26)	$(0.26)	$(0.26)

Shares used in loss per share calculation	11,756	12,775	12,775	12,775

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(In thousands except per share amounts)
Revenues and other income:
Interest income	$174	$166	$146	$110

Total revenues and other income	174	166	146	110
Expenses:
Research and development	1,808	2,363	3,073	4,668
General and administrative	610	666	713	890

Total expenses	2,418	3,029	3,786	5,558

Net loss	$(2,244)	$(2,863)	$(3,640)	$(5,448)

Net loss per share — basic and diluted	$(0.22)	$(0.28)	$(0.36)	$(0.54)

Shares used in loss per share calculation	10,140	10,146	10,150	10,151
     13. SUBSEQUENT EVENTS
     On January 9, 2008, we entered into an amendment to our rights agreement to permit Efficacy Capital to acquire up to 33% of our outstanding common stock, subject to a standstill agreement. The standstill agreement contains customary covenants and obligations restricting Efficacy from taking certain actions with respect to its shares. As part of the standstill agreement, we agreed to appoint Mark Lappe, Managing Partner at Efficacy, as a director should he elect to do so, and to provide Efficacy with observer rights at our board meetings.
     The Company held $6.4 million in taxable auction securities at December 31, 2007. Since December 31, 2007 the Company has sold, or has received a call for mandatory redemption of, its position in all taxable auction securities except for two securities, which are valued at $2 million in the accompanying financial statements. While each security had successful auctions subsequent to year end, in February 2008 auctions for both of these securities failed. As a result of the failed auctions, the Company will contractually receive a higher interest rate (30 day libor + 1.25%, and 30 day libor multiplied by 250%, respectively) during the related 28 day auction period. The Company expects that it will be able to liquidate its position in these securities at par ($2 million total) through a sale of the securities in future auctions or through the redemption of the securities by the counterparty within twelve months of December 31, 2007. Accordingly, the Company has classified these securities as current assets. Each of the two remaining taxable auction securities carry AAA ratings. The Company will continue to monitor the value and classification of its taxable auction securities each reporting period for a possible impairment if a decline in fair value occurs.

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

3.1	(c)	—
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
Fourth Amendment to Rights Agreement, dated as of January 9, 2008, between the Company and Computershare Trust Company, Inc. (as successor in interest to Computershare Investor Services, LLC). Exhibit 4.5 to the Company’s Current Report on Form 8-K as filed with the Commission on January 10, 2008 is incorporated herein by reference.

4.7		—	Form of Rights Certificate. Exhibit B to Exhibit 4.1 to the Rights Plan Registration Statement is incorporated herein by reference.

10.1+		—	Amended and Restated 1993 Employee and Consultant Stock Option Plan. Exhibit 10.3 to the Registration Statement is incorporated herein by reference.

10.2+		—
First Amendment to the Repros Therapeutics Inc. Amended and Restated 1993 Stock Option Plan. Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”) is incorporated herein by reference.

Exhibit Number		Identification Of Exhibit
10.3+	—
1994 Employee and Consultant Stock Option Plan. Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 033-83406) as filed with the Commission on August 29, 1994 is incorporated herein by reference.

10.4+	—	2000 Non-Employee Directors’ Stock Option Plan. Appendix B to the Company’s Definitive Proxy Statement filed on April 26, 2000 is incorporated herein by reference.

10.5+	—	First Amendment to the Repros Therapeutics Inc. 2000 Non-Employee Directors’ Stock Option Plan. Exhibit 10.21 to the 2000 Form 10-K is incorporated herein by reference.

10.6+	—
Second Amendment to 2000 Non-Employee Directors’ Stock Option Plan. Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”) is incorporated herein by reference.

10.7+	—	Repros Therapeutics Inc. 2004 Stock Option Plan. Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (No. 333-119861), as amended, is incorporated herein by reference.

10.8+	—	Employment Agreement between the Company and Joseph S. Podolski. Exhibit 10.5 to the Registration Statement is incorporated herein by reference.

10.9+	—
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

10.17	—
Fourth Amendment to PHS Patent License Agreement, as amended, dated December 9, 2003 between the Company and certain agencies of the United States Public Health Service within the Department of Health and Human Services. Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 19, 2007 is incorporated herein by reference.

10.18	—
Waiver to PHS Patent License Agreement, as amended, dated March 8, 2007 between the Company and certain agencies of the United States Public Health Service within the Department of Health and Human Services. Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on March 19, 2007 is incorporated herein by reference.

10.19++	—
Fifth Amendment to PHS Patent License Agreement, as amended, dated March 15, 2007 between the Company and certain agencies of the United States Public Health Service within the Department of Health and Human Services. Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the Commission on March 19, 2007 is incorporated herein by reference.

10.20	—
Standstill Agreement, dated as of January 9, 2008, between the Company and Efficacy Capital. Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on January 10, 2008 is incorporated herein by reference.

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