Form 10-Q
period 2008-03-31
REPROS THERAPEUTICS INC.
filed 2008-05-12
CIK 897075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
(281) 719-3400
(Registrant’s telephone number,
including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 7, 2008, there were outstanding 12,774,904 shares of Common Stock, par value $.001 per share, of the Registrant.

REPROS THERAPEUTICS INC.
(A development stage company)
For the Quarter Ended March 31, 2008
INDEX

Page
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS	3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	4

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	5
Unaudited Condensed Consolidated Statements of Operations for the three-months ended March 31, 2008 and 2007 and from Inception (August 20, 1987) through March 31, 2008	6
Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three-months ended March 31, 2008	7
Unaudited Condensed Consolidated Statements of Cash Flows for the three-months ended March 31, 2008 and 2007 and from Inception (August 20, 1987) through March 31, 2008	8
Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 5. Other Information	24
Item 6. Exhibits	24

SIGNATURES	25
Certification Pursuant to Section 302 (Chief Executive Officer)
Certification Pursuant to Section 302 (Chief Financial Officer)
Certification Pursuant to Section 906 (Chief Executive Officer)
Certification Pursuant to Section 906 (Chief Financial Officer)

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS
     This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “may,” “anticipate,” “believe,” “expect,” “estimate,” “project,” “suggest,” “intend” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, suggested or intended. These risks and uncertainties include risks associated with the Company’s ability to raise additional capital on acceptable terms or at all, the continued development of Proellex™ and Androxal™ and uncertainty related to the Company’s ability to obtain approval of the Company’s products by the Food and Drug Administration, or FDA, and regulatory bodies in other jurisdictions, uncertainty relating to the Company’s patent portfolio, and other risks and uncertainties described in the Company’s filings with the Securities and Exchange Commission. For additional discussion of such risks, uncertainties and assumptions, see “Item 1. Business” and “Item 1A. Risk Factors” included in the Company’s annual report on Form 10-K for the year-ended December 31, 2007 and “Part I. Financial Information — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included elsewhere in this quarterly report on Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
     The following unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair statement of the interim periods presented have been included. The year-end balance sheet data was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year-ended December 31, 2007.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands except share amounts)

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$11,570	$1,779
Marketable securities	8,041	24,124
Prepaid expenses and other current assets	863	479

Total current assets	20,474	26,382
Fixed assets, net	43	47
Other assets, net	1,304	1,170

Total assets	$21,821	$27,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,069	$2,281
Accrued expenses	1,194	1,258

Total current liabilities	4,263	3,539

Commitments & Contingencies (note 6)

Stockholders’ Equity
Undesignated Preferred Stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.001 par value, 20,000,000 shares authorized, 14,711,939 shares issued, 12,774,904 shares outstanding	15	15
Additional paid-in capital	152,225	152,033
Cost of treasury stock, 1,937,035 shares	(5,948)	(5,948)
Deficit accumulated during the development stage	(128,734)	(122,040)

Total stockholders’ equity	17,558	24,060

Total liabilities and stockholders’ equity	$21,821	$27,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except per share amounts)

			From Inception
			(August 20, 1987)
			through
	Three Months Ended March 31,		March 31,
	2008	2007	2008
Revenues and other income
Licensing fees	$—	$—	$28,755
Product royalties	—	—	627
Research and development grants	—	—	1,219
Interest income	269	318	16,129
Gain on disposal of fixed assets	—	—	102
Other Income	—	—	35

Total revenues and other income	269	318	46,867

Expenses
Research and development	6,166	3,028	130,859
General and administrative	797	941	35,011
Interest expense and amortization of intangibles	—	—	388

Total expenses	6,963	3,969	166,258

Loss from continuing operations	(6,694)	(3,651)	(119,391)
Loss from discontinued operations	—	—	(1,828)
Gain on disposal of discontinued operation	—	—	939

Net loss before cumulative effect of change in accounting principle	(6,694)	(3,651)	(120,280)
Cumulative effect of change in accounting principle	—	—	(8,454)

Net loss	$(6,694)	$(3,651)	$(128,734)

Loss per share — basic and diluted	$(0.52)	$(0.31)

Weighted average shares used in loss per share calculation:
Basic	12,775	11,756
Diluted	12,775	11,756
The accompanying notes are an integral part of these condensed consolidated financial statements.

Repros Therapeutics, Inc. and Subsidiary
(A development stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except share amounts)

						Deficit
						Accumulated
			Additional			During the	Total
	Common Stock		Paid-in	Treasury Stock		Development	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Stage	Equity
Balance at December 31, 2007	14,711,939	$15	$152,033	1,937,035	$(5,948)	$(122,040)	$24,060
FAS 123(R) stock option compensation	—	—	192	—	—	—	192
Net loss	—	—	—	—	—	(6,694)	(6,694)

Balance at March 31, 2008	14,711,939	$15	$152,225	1,937,035	$(5,948)	$(128,734)	$17,558

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

			From Inception
			(August 20, 1987)
			through
	Three Months Ended March 31,		March 31,
	2008	2007	2008
Cash Flows from Operating Activities
Net loss	$(6,694)	$(3,651)	$(128,734)
Gain on disposal of discontinued operations	—	—	(939)
Gain on disposal of fixed assets			(102)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash financing costs	—	—	316
Noncash inventory impairment	—	—	4,417
Noncash patent impairment	—	—	1,339
Noncash decrease in accounts payable	—	—	(1,308)
Depreciation and amortization	9	8	3,841
Noncash expenses related to stock-based transactions	192	294	4,678
Common stock issued for agreement not to compete	—	—	200
Series B Preferred Stock issued for consulting services	—	—	18
Changes in operating assets and liabilities (net effects of purchase of businesses in 1988 and 1994):
Decrease (increase) in receivables	—	—	(199)
Decrease (increase) in inventory	—	—	(4,447)
Decrease (increase) in prepaid expenses and other current assets	(387)	(159)	(564)
(Decrease) increase in accounts payable and accrued expenses	723	(582)	5,458

Net cash used in operating activities	(6,157)	(4,090)	(116,026)

Cash Flows from Investing Activities
Change in trading marketable securities	16,087	(25,433)	(8,228)
Capital expenditures	(2)	(2)	(2,369)
Purchase of technology rights and other assets	(137)	(90)	(3,338)
Proceeds from sale of PP&E	—	—	225
Cash acquired in purchase of FTI	—	—	3
Proceeds from sale of subsidiary, less $12,345 for operating losses during 1990 phase-out period	—	—	138
Proceeds from sale of the assets of FTI	—	—	2,250
Increase in net assets held for disposal	—	—	(213)

Net cash provided by (used in) investing activities	15,948	(25,525)	(11,532)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of offering costs	—	33,039	135,457
Exercise of stock options	—	32	363
Proceeds from issuance of preferred stock	—	—	23,688
Purchase of treasury stock	—	—	(21,487)
Proceeds from issuance of notes payable	—	—	2,839
Principal payments on notes payable	—	—	(1,732)

Net cash provided by financing activities	—	33,071	139,128

Net increase (decrease) in cash and cash equivalents	9,791	3,456	11,570
Cash and cash equivalents at beginning of period	1,779	1,136	—

Cash and cash equivalents at end of period	$11,570	$4,592	$11,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

\

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
NOTE 1 — Organization, Operations and Liquidity
     Repros Therapeutics Inc. (“the Company”, or “we,” “us” or “our”), was organized on August 28, 1987. We are a development stage biopharmaceutical company focused on the development of oral small molecule drugs to treat male and female reproductive disorders.
     Our lead drug, Proellex®, is a selective blocker of the progesterone receptor and is being developed for the treatment of symptoms associated with uterine fibroids and endometriosis. We are also developing Proellex as a short course pre-surgical treatment for anemia associated with excessive menstrual bleeding related to uterine fibroids.
     Our second product candidate, Androxal®, is a single isomer of clomiphene citrate and is an orally active proprietary small molecule compound. We are developing Androxal for men with low testosterone and adult-onset idiopathic hypogonadotrophic hypogonadism (“AIHH”) with concomitant plasma glucose and lipid elevations, all of which are components of Metabolic Syndrome and for men of reproductive age with low testosterone levels who want to improve or maintain their fertility and/or sperm function while being treated for low testosterone. We were previously developing Androxal in the United States to treat testosterone deficiency due to secondary hypogonadism by restoring normal testosterone production in males with functional testes and diminished pituitary function, a common condition in the aging male. At this time, we believe we do not have a clear clinical path to develop Androxal for this indication in the United States and although we believe Androxal could be developed outside of the U.S., due to the limited European market for this indication and our limited internal resources we do not intend to pursue approval outside of the U.S. at this time.
     We also continue to maintain our patent portfolio of our phentolamine-based products for the treatment of sexual dysfunction. We continue to try to create value from these assets in various ways which includes product out-licensing.
     As of March 31, 2008, we had accumulated losses of $128.7 million and had cash, cash equivalents and marketable securities of $19.6 million. We have experienced negative cash flows from operations since inception and have funded our activities to date primarily from equity financings and corporate collaborations. Based on our current planned clinical programs, we will need to raise additional capital by the fourth quarter of 2008 in order to continue our development efforts. Therefore, there is substantial doubt about our ability to continue as a going concern for a reasonable period of time.
     We believe we can secure additional cash resources through either the out-licensing of Proellex or through the sale of our equity securities, assuming that the results of our current ongoing clinical trials with Proellex are favorable and financial market conditions are acceptable to the placement of our equity securities. There can be no assurance that the Company will be successful in obtaining additional capital on acceptable terms, or at all, in amounts sufficient to continue to fund our operations and clinical product development. If we are not able to raise sufficient capital, the outcome would have a material adverse effect on us.
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
     As of March 31, 2008, we had an accumulated deficit of $128.7 million. Losses have resulted principally from costs incurred in conducting clinical trials and in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts. Under SFAS No. 109, “Accounting for Income Taxes,” a net operating loss (“NOL”), requires the recognition of deferred tax assets. As the Company has incurred losses since inception, and there is no certainty of future revenues, a valuation allowance has been provided in full on our deferred tax assets in the accompanying consolidated financial statements. If the Company has an opportunity to use this NOL to off-set tax liabilities in the future, the use of this asset would be restricted based on Internal Revenue Service, state and local NOL use guidelines.
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
     Recent Accounting Pronouncements
     In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements’” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued a Staff Position that will (1) partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) remove certain leasing transactions from the scope of SFAS 157. On November 14, 2007, the FASB agreed to a one-year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The adoption of SFAS No. 157 on January 1, 2008 for financial assets and liabilities did not have any impact on the Company’s financial position, results of operations or cash flows. The Company is currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption. We did not apply the fair value option under SFAS 159, which is elective. We have reclassified all cash flows, related to our trading securities, from operating to investing activities in the accompanying statement of cash flows to reflect the nature of the investments in accordance with paragraph 16 of SFAS 159.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141, “Business Combinations.” SFAS 141R retains the fundamental requirements in Statement 141 that the purchase method of accounting be used for all business combinations. This statement further establishes principles and requirements for how the acquiring entity recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and the Company cannot estimate any impact this statement may have on the Company’s results of operations or financial position as any potential business combinations after the implementation date are unknown.
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
     In March 2008, the FASB issued SFAS No. 161 “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends SFAS 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS 161 is effective for the Company as of January 1, 2009. The Company does not expect any impact of adopting SFAS 161 on its consolidated financial statements.

NOTE 2 — Marketable Securities
     The Company’s investments typically include corporate bonds and notes, Euro-dollar bonds, taxable auction securities and asset-backed securities. The Company’s policy is to require minimum credit ratings of A2/A and A1/P1. As of March 31, 2008 our investments have a monthly staggered maturity that does not exceed August 4, 2008, except for taxable auction securities.
     Marketable securities consist of the following (in thousands):

	Basis of Fair Value
	Measurement	March 31, 2008	December 31, 2007
Money market securities	Level 1	$10,966	$1,696
Corporate Bonds	Level 2	3,736	9,632
Taxable Auction Securities	Level 3	2,000	6,400
Certificates of Deposit	Level 2	1,705	4,503
Medium and Short Term Notes	Level 2	600	2,594
Municipal Bonds		—	995

Total		$19,007	$25,820

     SFAS No. 157, “Fair Value Measurements,” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:
Basis of Fair Value Measurement

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
     A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In determining fair value, the Company first determines what level of measurements are applicable in the fair value hierarchy.

     The Company’s marketable securities are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations with reasonable levels of price transparency. The Company’s money market securities, totaling $11.0 million (included in cash equivalents) at March 31, 2008, are classified within level 1 of the fair value hierarchy. The Company does not adjust the quoted price for such instruments.
     The Company’s investment grade bonds totaling $3.7 million, certificates of deposit totaling $1.7 million and medium and short term notes totaling $600,000 at March 31, 2008 are classified within level 2 of the fair value hierarchy. These instruments trade in markets that are not considered to be active, but are valued based on quoted market prices or broker or dealer quotations with reasonable levels of price transparency.
     The Company’s auction rate securities, totaling $2.0 million at March 31, 2008, are classified within level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. The transaction price is initially used as the best estimate of fair value.
     Valuations are adjusted if necessary to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. No adjustments have been recorded to the valuation of the Company’s auction rate securities at March 31, 2008.
     Management determines the appropriate classification of investments in debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. Securities for which the Company has the ability and intent to hold to maturity are classified as “held to maturity”. Securities classified as “trading securities” are recorded at fair value. Gains and losses on trading securities, realized and unrealized, are included in earnings and are calculated using the specific identification method. Any other securities are classified as “available for sale.” At March 31, 2008, all securities were classified as trading securities and were classified as current assets.
     The Company held $2.0 million and $6.4 million in taxable auction rate securities, (“ARSs”), at March 31, 2008 and December 31, 2007, respectively. Between January 1, 2008 and March 31, 2008, the Company has sold or redeemed its position in all ARSs except for two securities, which consists of a $1.0 million par value Nassau County Health Care Corporation, (“Nassau”), ARS and a $1.0 million par value Evergreen Utilities and High Income Fund, (“Evergreen”) ARS.
     While each security had successful auctions subsequent to year end, auctions relating to the securities failed to attract enough bidders beginning in February 2008. As a result of the failed auctions, the Company contractually received a higher interest rate (30 day libor + 1.25%, and 30 day libor multiplied by 250%, respectively) during the respective auction periods. The Company expects that it will be able to liquidate its position in these securities at par ($2 million total) through a sale of the securities in future auctions or through the redemption of the securities by the counterparty by December 31, 2008. Accordingly, the Company has classified these securities as current assets. In April 2008, the Company sold $825,000 of the Nassau ARS, and the remaining $175,000 is still held as an investment. On April 30, 2008, Evergreen Investments announced that it intended to redeem all of the Evergreen ARSs, held by the Company, on May 20, 2008. Each ARS currently held by the Company carries AAA credit rating from S&P. The Company will continue to monitor the value and classification of its remaining ARSs each reporting period for a possible impairment if a decline in fair value occurs.
NOTE 3 — Patents
     As of March 31, 2008, the Company had approximately $1,304,000 in internal capitalized patent costs reflected on its balance sheet. Of this amount, $524,000 relates to patent costs for Proellex and $780,000 relates to patent costs for Androxal.
NOTE 4 — Accrued Expenses
     Accrued expenses consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Research and development costs	$815	$955
Payroll	92	63
Patent Costs	118	51
Other	169	189

Total	$1,194	$1,258

NOTE 5 — Loss Per Share
     Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the average share price for the period and applying the treasury stock method to potentially dilutive outstanding options. In all applicable periods, all potential common stock equivalents were antidilutive and, accordingly, were not included in the computation of diluted loss per share.

     The following table presents information necessary to calculate loss per share for the three-month periods ended March 31, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2008	2007
Net loss	$(6,694)	$(3,651)
Average common shares outstanding	12,775	11,756
Basic and diluted loss per share	$(0.52)	$(0.31)
     Other potential common stock of 1,553,565 and 1,535,148 common shares underlying stock options for the periods ended March 31, 2008 and 2007, respectively, were excluded from the above calculation of diluted loss per share since they were antidilutive.
NOTE 6 — Commitments and Contingencies
     We are not currently a party to any material legal proceedings.
NOTE 7 — Subsequent Event
     As of May 9, 2008, there has been no material decline in the value of our marketable securities since March 31, 2008.

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
Overview
     Repros Therapeutics Inc. (“the Company”, or “we,” “us” or “our”), was organized on August 28, 1987. We are a development stage biopharmaceutical company focused on the development of oral small molecule drugs to treat male and female reproductive disorders.
   Our current product pipeline consists of the following (with the respective status of development):
     Proellex (female reproductive health)
•	Phase 3 as a short course pre-surgical treatment for anemia associated with uterine fibroids

•	Phase 3 for the chronic treatment of uterine fibroids

•	Phase 2 for the treatment of endometriosis
     Androxal (male reproductive health)
•	Planned Phase 2b proof-of-concept trial to treat men with AIHH, with concomitant plasma glucose and lipid elevations

•	Planned Phase 2b proof-of-concept trial in men with low testosterone levels wanting to improve or maintain their fertility and/or sperm function
Proellex
     Our lead drug, Proellex®, is a selective blocker of the progesterone receptor and is being developed for the treatment of symptoms associated with uterine fibroids and endometriosis. We are also developing Proellex as a short course pre-surgical treatment for anemia associated with excessive menstrual bleeding related to uterine fibroids. During the first quarter of 2008, we filed an Investigational New Drug Application, or IND, for Proellex for the treatment of anemia associated with uterine fibroids and also initiated two 65-patient Phase 3 pivotal clinical trials with Proellex for this indication. These trials will be conducted in approximately 15-20 sites in the United States and in several sites outside the United States. Our goal is to file a New Drug Application, or NDA, for this indication around year-end 2008.

     During the first quarter of 2008, we initiated two 75-patient Phase 3 pivotal clinical trials with Proellex for the chronic treatment of uterine fibroids and anticipate filing a NDA for this indication in the fourth quarter of 2009. In addition, during the first quarter of 2008, we also initiated two 400 patient per trial Proellex Open Label Safety Studies. The initiation of these Phase 3 clinical trials and Open Label Studies included indentifying and awarding the trials to three clinical research organizations, the initiation process of identifying and contracting the clinical sites to be used as well as other various activities required to complete these clinical trials.
     We are also currently conducting a Phase 2 clinical trial with Proellex for the treatment of endometriosis. We intend to provide initial interim data from this trial around mid-year 2008.
     Uterine fibroids, anemia associated with uterine fibroids and endometriosis affect a significant number of women of childbearing age in the developed world. There is no currently-approved effective long-term drug treatment for uterine fibroids or endometriosis. In the United States alone, 300,000 women per year undergo a hysterectomy as a result of severe uterine fibroids.
     Androxal
     Our second product candidate, Androxal®, is a single isomer of clomiphene citrate and is an orally active proprietary small molecule compound. We intend to initiate two proof-of-concept Phase 2b clinical trials with Androxal by the end of the second quarter of 2008.
     One of these clinical trials will be in men with low testosterone and adult-onset idiopathic hypogonadotrophic hypogonadism, or AIHH, with concomitant plasma glucose and lipid elevations, all of which are components of Metabolic Syndrome. Recent published studies in older men show a link of low testosterone with higher incidences of insulin resistance, diabetes and consequently mortality rates. Based on a retrospective review of our recently completed six-month clinical trial with Androxal for the treatment of low testosterone due to secondary hypogonadism, our findings showed that Androxal therapy resulted in a significant reduction in mean glucose levels in men with a body mass index, or BMI, greater than 26 and glucose levels greater than 104 md/dL, an outcome not seen in the placebo or AndroGel® arms of this study. AndroGel® is the current leading therapy for testosterone replacement.
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
     Our Androxal product candidate and its uses are covered in the United States by two issued U.S. patents and seven pending patent applications. Foreign coverage of our Androxal product candidate includes seven issued foreign patents and 70 foreign pending patent applications. The issued patents and pending applications relate to methods and compositions for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Androxal (the trans isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. In our prior filings with the SEC, we have described our request to the U.S. Patent and Trademark Office, or PTO, for re-examination of one of these patents based on prior art. The third party amended the claims in the reexamination proceedings, which led the PTO to determine that the amended claims are patentable in view of those publications under consideration and a reexamination certificate was issued. However, we believe that the amended claims are invalid based on additional prior art publications, and our request for reexamination by the PTO in light of a number of these additional publications and other publications cited by the PTO, has been granted. In November, 2007, the PTO issued a final Office action, rejecting all of the claims. In January, 2008, the patent holder responded to the final Office action. In February, 2008, the PTO issued an Advisory Action stating that the patent holder’s response failed to overcome the rejections. The patent holder has filed an Appeal Brief. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. Nevertheless, there is no assurance that either patent will ultimately be found invalid over the prior art. If such patents are not invalidated by the PTO we may be required to obtain a license from the holder of such patents in order to develop Androxal further or attempts may be made to undertake further legal action to invalidate such patents. If such licenses were not available on acceptable terms or at all, we may not be able to successfully commercialize Androxal.
General
     We continue to maintain our patent portfolio of our phentolamine-based products for the treatment of sexual dysfunction. We continue to try to create value from these assets in various ways which includes product out-licensing.
     The clinical development of pharmaceutical products is a complex undertaking, and many products that begin the clinical development process do not obtain regulatory approval. The costs associated with our clinical trials may be impacted by a number of internal and external factors, including the number and complexity of clinical trials necessary to obtain regulatory approval, the number of eligible patients necessary to complete our clinical trials and any difficulty in enrolling these patients, and the length of time to complete our clinical trials. Given the uncertainty of these potential costs, we recognize that the total costs we will incur for the clinical development of our product candidates may exceed our current estimates. We do, however, expect these costs to increase substantially in future periods as we continue later-stage clinical development trials. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations.
     We have not generated any substantial revenue from commercial sale of our current product candidates. We will not receive any revenue from commercial sales unless we, or a potential partner, complete the clinical trial development process, obtain regulatory approval, and successfully commercialize one or more of our product candidates. We cannot be certain when or if any of our current product candidates will ever generate cash flow.
     As of March 31, 2008, we had an accumulated deficit of $128.7 million. Losses have resulted principally from costs incurred in conducting clinical trials and in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts. Under SFAS No. 109, “Accounting for Income Taxes,” a net operating loss (“NOL”) requires the recognition of deferred tax assets. As the Company has incurred losses since inception, and there is no certainty of future revenues, a valuation allowance has been provided in full on our deferred tax assets in the accompanying consolidated financial statements. If the Company has an opportunity to use this NOL to off-set tax liabilities in the future, the use of this asset would be restricted based on Internal Revenue Service, state and local NOL use guidelines.
     We have 7 full-time employees who utilize the services of contract research organizations, contract manufacturers and various consultants to assist us in performing clinical and regulatory services for the clinical development of our products as well as administrative services. We are substantially dependent on our various contract groups to adequately perform the activities required to obtain regulatory approval of our products as well as other consultants that perform various administrative services.

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
Recent Accounting Pronouncements
     In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements’” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued a Staff Position that will (1) partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) remove certain leasing transactions from the scope of SFAS 157. On November 14, 2007, the FASB agreed to a one-year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The adoption of SFAS No. 157 on January 1, 2008 for financial assets and liabilities did not have any impact on the Company’s financial position, results of operations or cash flows. The Company is currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption. We did not apply the fair value option under SFAS 159, which is elective. We have reclassified all cash flows, related to our trading securities, from operating to investing activities in the accompanying statement of cash flows to reflect the nature of the investments in accordance with paragraph 16 of SFAS 159.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141, “Business Combinations.” SFAS 141R retains the fundamental requirements in Statement 141 that the purchase method of accounting be used for all business combinations. This statement further establishes principles and requirements for how the acquiring entity recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and we cannot estimate any impact this statement may have on our results of operations or financial position as any potential business combinations after the implementation date are unknown.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 addresses the accounting and reporting for entities that consolidate a noncontrolling interest, sometimes called a minority interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, but is not expected to have any impact on our consolidated financial statements as we do not currently consolidate any noncontrolling interest entities.
     In March 2008, the FASB issued SFAS No. 161 “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends SFAS 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS 161 is effective for the Company as of January 1, 2009. The Company does not expect any impact of adopting SFAS 161 on its consolidated financial statements.
Results of Operations
     Three-Month Periods Ended March 31, 2008 and 2007
     Revenues and other income. Total revenues and other income for the three-month period ended March 31, 2008 decreased to $269,000 as compared to $318,000 for the same period in the prior year as a result of the decrease in our interest income described below.
     Interest income decreased 15% to $269,000 for the three-month period ended March 31, 2008, as compared to $318,000 for the same period in the prior year. The decrease in interest income for the three-month period ended March 31, 2008 as compared to the same periods in the prior year is primarily due to lower cash balances.
     Research and Development Expenses. Research and development (“R&D”) expenses primarily include clinical regulatory affairs activities and preclinical and clinical study development expenses. R&D expenses increased 104% to approximately $6.2 million for the three-month period ended March 31, 2008 as compared to $3.0 million for the same period in the prior year. The increase in R&D expenses for the three-month period ended March 31, 2008 as compared to the same period in the prior year is primarily due to an increase of $3.4 million in our current clinical and preclinical activities, partially offset by a decrease in manufacturing activities of $349,000. Included in the three-month period ended March 31, 2008 is a $100,000 milestone payment to the National Institutes of Health, under our license agreement, relating to the initiation of a Phase 3 clinical trial with Proellex.

     General and Administrative Expenses. General and administrative expenses decreased 15% to $797,000 for the three-month period ended March 31, 2008 as compared to $941,000 for the same period in the prior year. The decrease in general and administrative expenses for the three-month period ended March 31, 2008 as compared to the same period in the prior year is primarily due to a decrease in non-cash stock compensation expense of $97,000 and a decrease in professional services of $51,000.
Liquidity and Capital Resources
     Since our inception, we have financed our operations primarily with proceeds from public offerings and private placements of equity securities and with funds received under collaborative agreements. We completed a public offering on February 5, 2007 of 2,610,000 shares of our common stock at a purchase price of $13.75 per share resulting in net proceeds to us of approximately $33.1 million. This public offering utilized 2,610,000 shares under our effective Form S-3 shelf registration statement which still has 2,390,000 shares available out of the original 5,000,000 shares registered.
     Net cash of approximately $6.2 million was used in operating activities during the first quarter of 2008 as compared to $4.1 million for the same period in the prior year. The major uses of cash for operating activities during the first quarter of 2008 was to fund our clinical development programs and associated administrative costs of $6.7 million, net of interest income.
     We had cash, cash equivalents and marketable securities of approximately $19.6 million as of March 31, 2008 as compared to $25.9 million as of December 31, 2007. As of March 31, 2008, we had accumulated losses of $128.7 million. We have experienced negative cash flows from operations since inception and have funded our activities to date primarily from equity financings and corporate collaborations. We will require substantial funds for research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if appropriate, if the FDA or other regulatory approvals are obtained. Based on our current planned clinical programs, we will need to raise additional capital by the fourth quarter of 2008 in order to continue our development efforts. Therefore, there is substantial doubt about our ability to continue as a going concern for a reasonable period of time. It is also possible that our current clinical trial activities will be more costly and take longer than we anticipate; accordingly, there can be no assurance that additional capital will not be necessary prior to the time anticipated.
     We believe we can secure additional cash resources through either the out-licensing of Proellex or through the sale of our equity securities in an amount sufficient to continue our currently planned clinical programs assuming that the results of our current ongoing clinical trials with Proellex are favorable and financial market conditions are acceptable to the placement of our equity securities, if appropriate. There can be no assurance that our current clinical trial activities will not be more costly and take longer than we anticipate; accordingly, there can be no assurance that additional capital will not be necessary prior to the time anticipated.
     Our capital requirements will depend on many factors, including the costs and timing of seeking regulatory approvals of our products; the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of our preclinical and clinical activities; the costs associated with any future collaborative research, manufacturing, marketing or other funding arrangements; our ability to obtain regulatory approvals; the success of our potential future sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; changes in economic, regulatory or competitive conditions of our planned business; and additional costs associated with being a publicly-traded company. Estimates about the adequacy of funding for our activities are based on certain assumptions, including the assumption that our cash equivalents and investments will be sold at their current fair values ($19.0 million) before September 30, 2008; that the development and regulatory approval of our products can be completed at projected costs; and that product approvals and introductions will be timely and successful. There can be no assurance that changes in our research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy our capital requirements, we may seek to raise additional funds in the public or private capital markets. We may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to us on favorable terms or at all. If we are successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of holders of our common stock. Because of the above factors, there is substantial doubt about our ability to continue as a going concern for a reasonable period of time. See “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2007 and “Note 1. Organization and Operations” of Notes to Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Risk. Cash, cash equivalents and investments were approximately $19.6 million at March 31, 2008. These assets were primarily invested in investment grade corporate bonds and commercial paper with maturities of less than 18 months, which are classified as Trading Securities. We do not invest in derivative securities. Although our portfolio is subject to fluctuations in interest rates and market conditions, no significant gain or loss on any security is expected to be recognized in earnings.
     The Company held $2.0 million and $6.4 million in taxable auction rate securities, (“ARSs”), at March 31, 2008 and December 31, 2007, respectively. Between January 1, 2008 and March 31, 2008, the Company has sold or redeemed its position in all ARSs except for two securities, which consists of a $1.0 million par value Nassau County Health Care Corporation, (“Nassau”), ARS and a $1.0 million par value Evergreen Utilities and High Income Fund, (“Evergreen”) ARS.
     While each security had successful auctions subsequent to year end, auctions relating to the securities failed to attract enough bidders beginning in February 2008. As a result of the failed auctions, the Company contractually received a higher interest rate (30 day libor + 1.25%, and 30 day libor multiplied by 250%, respectively) during the respective auction periods. The Company expects that it will be able to liquidate its position in these securities at par ($2 million total) through a sale of the securities in future auctions or through the redemption of the securities by the counterparty by December 31, 2008. Accordingly, the Company has classified these securities as current assets. In April 2008, the Company sold $825,000 of the Nassau ARS, and the remaining $175,000 is still held as an investment. On April 30, 2008, Evergreen Investments announced that it intended to redeem all of the Evergreen ARSs, held by the Company, on May 20, 2008. Each ARS currently held by the Company carries AAA credit rating from S&P. The Company will continue to monitor the value and classification of its remaining ARSs each reporting period for a possible impairment if a decline in fair value occurs.
Item 4. Controls and Procedures
     Disclosure Controls and Procedures
     Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are effective.
     Changes in Internal Control over Financial Reporting
     In connection with the evaluation described above, we identified no change in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are not currently a party to any material legal proceedings.
Item 1A. Risk Factors
     There were no material changes from the risk factors previously disclosed in the registrant’s Form 10-K for the fiscal year ended December 31, 2007 in response to “Item 1A. Risk Factors” to Part I of Form 10-K.
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

REPROS THERAPEUTICS INC.
Date: May 9, 2008	By:	/s/ Joseph S. Podolski
Joseph S. Podolski
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 9, 2008	By:	/s/ Louis Ploth, Jr.
Louis Ploth, Jr.
Vice President Business Development, Chief Financial Officer, Director and Secretary (Principal Financial and Accounting Officer)

Index to Exhibits

31.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1*	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*	Filed herewith.