Form 10-Q
period 2008-06-30
REPROS THERAPEUTICS INC.
filed 2008-08-11
CIK 897075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 4, 2008, there were outstanding 12,774,904 shares of Common Stock, par value $.001 per share, of the Registrant.

REPROS THERAPEUTICS INC.
(A development stage company)
For the Quarter Ended June 30, 2008
INDEX

Page
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS	3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	4

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	5
Unaudited Condensed Consolidated Statements of Operations for the three-months and six-months ended June 30, 2008 and 2007 and from Inception (August 20, 1987) through June 30, 2008	6
Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the six-months ended June 30, 2008	7
Unaudited Condensed Consolidated Statements of Cash Flows for the six-months ended June 30, 2008 and 2007 and from Inception (August 20, 1987) through June 30, 2008	8
Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 4. Submission of Matters to a Vote of Security Holders	25
Item 5. Other Information	25
Item 6. Exhibits	25

SIGNATURES	26
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS
     This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “may,” “anticipate,” “believe,” “expect,” “estimate,” “project,” “suggest,” “intend” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, suggested or intended. These risks and uncertainties include risks associated with the Company’s ability to raise additional capital on acceptable terms or at all, the continued development of Proellex® and Androxal® and uncertainty related to the Company’s ability to obtain approval of the Company’s products by the Food and Drug Administration, or FDA, and regulatory bodies in other jurisdictions, uncertainty relating to the Company’s patent portfolio, and other risks and uncertainties described in the Company’s filings with the Securities and Exchange Commission. For additional discussion of such risks, uncertainties and assumptions, see “Item 1. Business” and “Item 1A. Risk Factors” included in the Company’s annual report on Form 10-K for the year-ended December 31, 2007 and “Part I. Financial Information — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included elsewhere in this quarterly report on Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
     The following unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair statement of the interim periods presented have been included. The year-end balance sheet data was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States of America. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year-ended December 31, 2007.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$12,803	$1,779
Marketable securities	900	24,124
Prepaid expenses and other current assets	776	479

Total current assets	14,479	26,382
Fixed Assets, net	38	47
Other assets, net	1,414	1,170

Total assets	$15,931	$27,599

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$1,816	$2,281
Accrued expenses	2,430	1,258

Total current liabilities	4,246	3,539

Commitments and contingencies

Stockholders’ Equity
Undesignated Preferred Stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.001 par value, 20,000,000 shares authorized, 14,711,939 shares issued and 12,774,904 shares outstanding	15	15
Additional paid-in capital	152,424	152,033
Cost of treasury stock, 1,937,035 shares	(5,948)	(5,948)
Deficit accumulated during the development stage	(134,806)	(122,040)

Total stockholders’ equity	11,685	24,060

Total liabilities and stockholders’ equity	$15,931	$27,599

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except per share amounts)

					From Inception
					(August 20, 1987)
					through
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2008	2007	2008	2007	2008
Revenues
Licensing fees	$—	$—	$—	$—	$28,755
Product royalties	—	—	—	—	627
Research and development grants	—	—	—	—	1,219
Interest income	91	442	359	759	16,219
Gain on disposal of fixed assets	—	—	—	—	102
Other Income	—	—	—	—	35

Total revenues and other income	91	442	359	759	46,957
Expenses
Research and development	5,475	3,207	11,640	6,235	136,333
General and administrative	689	609	1,485	1,549	35,699
Interest expense and amortization of intangibles	—	—	—	—	388

Total expenses	6,164	3,816	13,125	7,784	172,420

Loss from continuing operations	(6,073)	(3,374)	(12,766)	(7,025)	(125,463)
Loss from discontinued operations	—	—	—	—	(1,828)
Gain on disposal of discontinued operation	—	—	—	—	939

Net loss before cumulative effect of change in accounting principle	(6,073)	(3,374)	(12,766)	(7,025)	(126,352)
Cumulative effect of change in accounting principle	—	—	—	—	(8,454)

Net loss	$(6,073)	$(3,374)	$(12,766)	$(7,025)	$(134,806)

Loss per share — basic and diluted:	$(0.48)	$(0.26)	$(1.00)	$(0.57)

Weighted average shares used in loss per share calculation:
Basic	12,775	12,775	12,775	12,268
Diluted	12,775	12,775	12,775	12,268
The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS, INC. AND SUBSIDIARY
(A development stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except share amounts)

						Deficit
						Accumulated
			Additional			During the	Total
	Common Stock		Paid-in	Treasury Stock		Development	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Stage	Equity
Balance at December 31, 2007	14,711,939	$15	$152,033	1,937,035	$(5,948)	$(122,040)	$24,060
Stock based option compensation	—	—	391	—	—	—	391
Net loss	—	—	—	—	—	(12,766)	(12,766)

Balance at June 30, 2008	14,711,939	$15	$152,424	1,937,035	$(5,948)	$(134,806)	$11,685

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

			From Inception
			(August 20, 1987)
			through
	Six Months Ended June 30,		June 30,
	2008	2007	2008
Cash Flows from Operating Activities
Net loss	$(12,766)	$(7,025)	(134,806)
Gain on disposal of discontinued operations	—	—	(939)
Gain on disposal of fixed assets	—	—	(102)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash financing costs	—	—	316
Noncash inventory impairment	—	—	4,417
Noncash patent impairment	—	—	1,339
Noncash decrease in accounts payable	—	—	(1,308)
Depreciation and amortization	20	16	3,852
Noncash stock-based compensation	391	487	4,877
Common stock issued for agreement not to compete	—	—	200
Series B Preferred Stock issued for consulting services	—	—	18
Changes in operating assets and liabilities (net effects of purchase of businesses in 1988 and 1994):
Decrease (increase) in receivables	—	—	(199)
Decrease (increase) in inventory	—	—	(4,447)
Decrease (increase) in prepaid expenses and other current assets	(297)	(330)	(474)
(Decrease) increase in accounts payable and accrued expenses	706	(1,036)	5,441

Net cash used in operating activities	(11,946)	(7,888)	(121,815)

Cash Flows from Investing Activities
Change in trading marketable securities	23,224	(18,345)	(1,091)
Capital expenditures	(2)	(3)	(2,369)
Purchase of technology rights and other assets	(252)	(118)	(3,453)
Proceeds from sale of PP&E	—	—	225
Cash acquired in purchase of FTI	—	—	3
Proceeds from sale of subsidiary, less $12,345 for operating losses during 1990 phase-out period	—	—	138
Proceeds from sale of the assets of FTI	—	—	2,250
Increase in net assets held for disposal	—	—	(213)

Net cash provided by (used in) investing activities	22,970	(18,466)	(4,510)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of offering costs	—	33,053	135,457
Exercise of stock options	—	37	363
Proceeds from issuance of preferred stock	—	—	23,688
Purchase of treasury stock	—	—	(21,487)
Proceeds from issuance of notes payable	—	—	2,839
Principal payments on notes payable	—	—	(1,732)

Net cash provided by financing activities	—	33,090	139,128

Net increase (decrease) in cash and cash equivalents	11,024	6,736	12,803
Cash and cash equivalents at beginning of period	1,779	1,136	—

Cash and cash equivalents at end of period	$12,803	$7,872	$12,803

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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
     Our second product candidate, Androxal®, is a single isomer of clomiphene citrate and is an orally active proprietary small molecule compound. We are developing Androxal for men of reproductive age with low testosterone levels who want to improve or maintain their fertility and/or sperm function while being treated for low testosterone and for men with low testosterone and adult-onset idiopathic hypogonadotrophic hypogonadism (“AIHH”) with concomitant plasma glucose and lipid elevations, all of which are components of Metabolic Syndrome.
     We were previously developing Androxal in the United States to treat testosterone deficiency due to secondary hypogonadism by restoring normal testosterone production in males with functional testes and diminished pituitary function, a common condition in the aging male. At this time, we do not believe we have a clear clinical path to develop Androxal for this indication in the United States and although we believe Androxal could be developed outside of the U.S., due to the limited European market for this indication and our limited internal resources, we do not intend to pursue approval outside of the U.S. at this time.
     We also continue to maintain our patent portfolio of our phentolamine-based products for the treatment of sexual dysfunction. We continue to try to create value from these assets in various ways which includes the potential for product out-licensing.
     As of June 30, 2008, we had accumulated losses of $134.8 million and had cash, cash equivalents and marketable securities of $13.7 million. We have experienced negative cash flows from operations since inception and have funded our activities to date primarily from equity financings and corporate collaborations. Based on our current planned clinical programs, we will need to raise additional capital in the fourth quarter of 2008 in order to continue our development efforts, and there is no assurance we will be able to raise such capital.
     We believe we can secure additional cash resources through the sale of our equity securities, assuming that the results of our current ongoing clinical trials with Proellex are favorable and financial market conditions are acceptable to the placement of our equity securities.

There can be no assurance that the Company will be successful in obtaining additional capital on acceptable terms, or at all, in amounts sufficient to continue to fund our operations and clinical product development. Therefore, there is substantial doubt about our ability to continue as a going concern.
     Our results of operations may vary significantly from quarter to quarter and year to year, and depend, among other factors, on our ability to be successful in our clinical trials, the regulatory approval process in the United States and other foreign jurisdictions and the ability to complete new licenses and product development agreements. The timing of our revenues do not match the timing of our associated product development expenses. To date, research and development expenses have generally exceeded revenue in any particular period and/or fiscal year.
     Our losses from Inception to date have resulted principally from costs incurred in conducting clinical trials and in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts. Under SFAS No. 109, “Accounting for Income Taxes,” a net operating loss (“NOL”), requires the recognition of deferred tax assets. As the Company has incurred losses since inception, and since there is no certainty of future profits, a valuation allowance has been provided in full on our deferred tax assets in the accompanying consolidated financial statements. If the Company has an opportunity to use this NOL to off-set tax liabilities in the future, the use of this asset would be restricted based on Internal Revenue Service, state and local NOL use guidelines.
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
     Recent Accounting Pronouncements
     In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements’” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.

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
     In March 2008, the FASB issued SFAS No. 161 “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends SFAS 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS 161 is effective for the Company as of January 1, 2009. The Company does not expect any impact of adopting SFAS 161 on its consolidated financial statements.

     In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.
NOTE 2 — Marketable Securities
     The Company’s investments typically include corporate bonds and notes, Euro-dollar bonds and asset-backed securities. The Company’s policy is to require minimum credit ratings of A2/A and A1/P1. As of June 30, 2008 our investments have a monthly staggered maturity that does not go beyond August 4, 2008.
Marketable securities consist of the following (in thousands):

	Basis of Fair Value
	Measurement	June 30, 2008	December 31, 2007

Money Market Securities	Level 1	$12,690	$1,696
Corporate Bonds	Level 2	900	9,632
Taxable Auction Securities	Level 3	—	6,400
Certificates of Deposit	Level 2	—	4,503
Medium and Short Term Notes	Level 2	—	2,594
Municipal Bonds	Level 2	—	995

Total		$13,590	$25,820

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
     The Company’s marketable securities are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations with reasonable levels of price transparency. The Company’s money market securities, totaling $12.7 million (included in cash equivalents) at June 30, 2008, are classified within level 1 of the fair value hierarchy. The Company does not adjust the quoted price for such instruments.
     The Company’s investment grade bonds totaling $900,000 at June 30, 2008 are classified within level 2 of the fair value hierarchy. These instruments trade in markets that are not considered to be active, but are valued based on quoted market prices or broker or dealer quotations with reasonable levels of price transparency.
     At December 31, 2007 the Company held $6.4 million in taxable auction rate securities (ARS). These securities were sold or redeemed at par value from January 1, 2008 through June 18, 2008 and as of June 30, 2008 the Company did not hold any ARS.
     Valuations are adjusted if necessary to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.
     Management determines the appropriate classification of investments in debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. Securities for which the Company has the ability and intent to hold to maturity are classified as “held to maturity”. Securities classified as “trading securities” are recorded at fair value. Gains and losses on trading securities, realized and unrealized, are included in earnings and are calculated using the specific identification method. Any other securities are classified as “available for sale.” At June 30, 2008, all securities were classified as trading securities and were classified as current assets.
NOTE 3 — Patents
     As of June 30, 2008, the Company had approximately $1,414,000 in internal capitalized patent costs reflected on its balance sheet. Of this amount, $595,000 relates to patent costs for Proellex and $819,000 relates to patent costs for Androxal.

NOTE 4 — Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Research and development costs	$2,160	$955
Payroll	—	63
Patent costs	126	51
Other	144	189

Total	$2,430	$1,258

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
     The following table presents information necessary to calculate loss per share for the three and six month periods ended June 30, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Loss	$(6,073)	$(3,374)	$(12,766)	$(7,025)
Average common shares outstanding	12,775	12,775	12,775	12,268
Basic and diluted loss per share	$(0.48)	$(0.26)	$(1.00)	$(0.57)
     Other potential common stock of 1,663,565 and 1,556,815 common shares underlying stock options for the periods ended June 30, 2008 and 2007, respectively, were excluded from the above calculation of diluted loss per share since they were antidilutive.
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
  Our current product pipeline consists of the following (with the respective status of development):
     Proellex® (female reproductive health)
•	Phase 3 three-month short course treatment of symptomatic uterine fibroids associated with anemia in women who may consider having a subsequent hysterectomy

•	Phase 3 for the chronic treatment of symptomatic uterine fibroids

•	Phase 2 for the treatment of symptomatic endometriosis
     Androxal® (male reproductive health)
•	Phase 2b proof-of-concept trial in men with low testosterone levels wanting to improve or maintain their fertility and/or sperm number and function

•	Planned Phase 2b proof-of-concept trial to treat men with AIHH, with concomitant plasma glucose elevations
Proellex
     Our lead drug, Proellex, is a selective progesterone receptor modulator (PRM) and is being developed for the treatment of symptoms associated with uterine fibroids and endometriosis. We are also developing Proellex as a short course pre-surgical treatment for anemia associated with excessive menstrual bleeding related to uterine fibroids. During the first quarter of 2008, we filed an Investigational New Drug Application, or IND, for Proellex for the treatment of anemia associated with uterine fibroids and also initiated two 65-patient Phase 3 pivotal clinical trials with Proellex for this indication. Our goal is to file a New Drug Application, or NDA, for this indication as soon as practicable in 2009.

     During the first quarter of 2008, we initiated two 75-patient Phase 3 pivotal clinical trials with Proellex for the chronic treatment of uterine fibroids and anticipate filing a NDA for this indication in the fourth quarter of 2009. In addition, during the first quarter of 2008, we also initiated two 400 patient Proellex Open Label Safety Studies. We intend to complete patient enrollment for one 400 patient Open Label Safety Study then start enrollment in the second Open Label Safety study.
     The initiation of these Phase 3 clinical trials and Open Label Studies included awarding the trials to three clinical research organizations, the process of identifying and contracting the clinical sites to be used as well as other various activities required to complete these clinical trials. During the second quarter of 2008 we implemented a centralized patient recruitment advertisement campaign for our Phase 3 Proellex clinical trials and in July 2008 we have taken the necessary steps to begin additional patient recruitment advertising for one of our 400 patient Proellex Open Label Safety Studies.
     During 2008 we disclosed the following clinical trial and animal safety data relating to Proellex:
•	initial results from 13 women who had endometrial biopsies post menses following last dose of drug in a two drug cycle extension study showed that results of assessments of the post menses tissues are that of a benign endometrium. While previous end of drug cycle biopsies from these subjects all had histological changes consistent with those induced by progesterone receptor modulators (Proellex class of drugs), none of these post drug cessation biopsies reflected any of those histological changes. These key findings indicate that the effects of Proellex on the endometrium are present during drug exposure and are reversible upon cessation of drug treatment;

•	results from a pilot study of the potential for adverse cardiac events associated with administration of doses of Proellex up to four times higher than the intended marketed dose showed that despite up to a four fold increase in Proellex plasma concentrations over seven days the QTc did not change; and

•	initial macroscopic findings from a two-year rat carcinogenicity study and a six-month mouse carcinogenicity study showed no potential for tumor induction as compared to placebo.
     To review all of the clinical development information that has been disclosed regarding our products please go to www.reprosrx.com and also see our files at www.sec.gov.
     We are also currently conducting a Phase 2 clinical trial with Proellex for the treatment of endometriosis. We provided initial interim data from this trial in July 2008 which showed that severe pain, the most troublesome symptom associated with endometriosis was significantly reduced in one to two months of treatment.
     Uterine fibroids, anemia associated with uterine fibroids and endometriosis affect a significant number of women of childbearing age in the developed world. There is no currently-approved effective long-term drug treatment for uterine fibroids or endometriosis. In the United States alone, 300,000 women per year undergo a hysterectomy as a result of severe uterine fibroids.
     In addition to the clinical trials discussed above we are also conducting other human clinical trials and animal safety studies with Proellex to support our future NDA submissions.
     Androxal
     Our second product candidate, Androxal, is a single isomer of clomiphene citrate and is an orally active proprietary small molecule compound.
     During the second quarter of 2008 we initiated a Phase 2b Androxal clinical trial in men of reproductive age with low testosterone levels who want to improve or maintain their fertility and/or sperm function while being treated for low testosterone. This trial includes a control group that will be given Testim®, a popular testosterone replacement therapy. We believe Androxal will be superior to the existing drugs used to normalize testosterone as, to our knowledge, only Androxal has the property of restoring both luteinizing hormone, or LH, and follicle stimulating hormone, or FSH, levels. LH and FSH are the pituitary hormones that stimulate testicular testosterone and sperm production, respectively. According to the Urology Channel, recent estimates show that approximately 13 million men in the United States experience testosterone deficiency.
     During the second half of 2008 we intend to initiate a Phase 2b clinical trial in men with low testosterone and adult-onset idiopathic hypogonadotrophic hypogonadism, or AIHH, with concomitant plasma glucose and lipid elevations, all of which are components of metabolic syndrome. Recent published studies in older men show a link of low testosterone with higher incidences of insulin resistance, diabetes and consequently mortality rates. Based on a retrospective review of our previously completed six-month clinical trial with Androxal for the treatment of low testosterone due to secondary hypogonadism, our findings showed that Androxal therapy resulted in a significant reduction in mean glucose levels in men with a body mass index, or BMI, greater than 26 and glucose levels greater than 104 md/dL, an outcome not seen in the placebo or AndroGel® arms of this study. AndroGel® is the current leading therapy for testosterone replacement.
     In addition to the clinical trials discussed above we are also conducting a long-term Open Label Safety Study and animal safety studies with Androxal to support our future NDA submissions.
     We were previously developing Androxal in the United States to treat testosterone deficiency due to secondary hypogonadism by restoring normal testosterone production in males with functional testes and diminished pituitary function, a common condition in the aging male. Based on a Type “C” meeting held with the Food and Drug Administration, or FDA, on October 15, 2007 we do not believe we have a clear clinical path to develop Androxal for this indication in the United States at this time. Although we believe Androxal could be developed outside of the United States, due to the limited European market for this indication and our limited internal resources we do not intend to pursue approval outside of the United States at this time.

     Our Androxal product candidate and its uses are covered in the United States by two issued U.S. patents and seven pending patent applications. Foreign coverage of our Androxal product candidate includes eight issued foreign patents and 68 foreign pending patent applications. The issued patents and pending applications relate to methods and compositions for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Androxal (the trans-isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. In our prior filings with the SEC, we have described our request to the U.S. Patent and Trademark Office, or PTO, for re-examination of one of these patents based on prior art. The third party amended the claims in the reexamination proceedings, which led the PTO to determine that the amended claims are patentable in view of those publications under consideration and a reexamination certificate was issued. However, we believe that the amended claims are invalid based on additional prior art publications, and our request for reexamination by the PTO in light of a number of these additional publications and other publications cited by the PTO, has been granted. In November, 2007, the PTO issued a final Office action, rejecting all of the claims. In January, 2008, the patent holder responded to the final Office action. In February, 2008, the PTO issued an Advisory Action stating that the patent holder’s response failed to overcome the rejections. The patent holder filed an Appeal Brief on April 11, 2008. The Examiner has filed an Answer maintaining the rejections. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. Nevertheless, there is no assurance that either patent will ultimately be found invalid over the prior art. If such patents are not invalidated by the PTO we may be required to obtain a license from the holder of such patents in order to develop Androxal further or attempts may be made to undertake further legal action to invalidate such patents. If such licenses were not available on acceptable terms, or at all, we may not be able to successfully commercialize Androxal.
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
     As of June 30, 2008, we had an accumulated deficit of $134.8 million. Losses have resulted principally from costs incurred in conducting clinical trials and in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts. Under SFAS No. 109, “Accounting for Income Taxes,” a net operating loss (“NOL”) requires the recognition of deferred tax assets. As the Company has incurred losses since inception, and since there is no certainty of future profits, a valuation allowance has been provided in full on our deferred tax assets in the accompanying consolidated financial statements. If the Company has an opportunity to use this NOL to off-set tax liabilities in the future, the use of this asset would be restricted based on Internal Revenue Service, state and local NOL use guidelines.
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
     Our results of operations may vary significantly from year to year and quarter to quarter, and depend, among other factors, on our ability to raise additional capital on acceptable terms or at all, on our ability to be successful in our clinical trials, the regulatory approval process in the United States and other foreign jurisdictions and the ability to complete new licenses and product development agreements. The timing of our revenues may not match the timing of our associated product development expenses. To date, research and development expenses have generally exceeded revenue in any particular period and/or fiscal year.
     On July 28, 2008, the Company and Efficacy Capital, LTD (“Efficacy”) entered into an amendment (the “Amendment”) effective March 13, 2008 to a Standstill Agreement (the “Standstill Agreement”) dated as of January 9, 2008 by and between the Company and Efficacy to provide that the Standstill Agreement will remain in effect until the first to occur of the date on which the aggregate beneficial ownership by Efficacy of the Company’s common stock is less than the greater of fifteen percent (15%) of the then-outstanding common stock of the Company or 2,200,000 shares or certain other specified events.
     On July 3, 2008, Efficacy paid $327,320 to the Company as disgorgement of short swing profits under Section 16(b) of the Exchange Act as a result of certain inadvertent sales by Efficacy that occurred in March 2008 and that were within six months of certain purchases by Efficacy. The amount received from Efficacy will be reported as additional paid in capital in the third quarter. Efficacy is an affiliate of the Company as a result of its beneficial ownership of more than 10% of the Company’s common stock.

Recent Accounting Pronouncements
     In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements’” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.
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
     In March 2008, the FASB issued SFAS No. 161 “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends SFAS 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS 161 is effective for the Company as of January 1, 2009. The Company does not expect any impact of adopting SFAS 161 on its consolidated financial statements.
     In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.
Results of Operations
     Three-Month and Six-Month Periods Ended June 30, 2008 and 2007
     Revenues and Other Income. Total revenues and other income for the three-month period ended June 30, 2008 decreased to $91,000 as compared to $442,000 for the same period in the prior year and decreased to $359,000 for the six-month period ended June 30, 2008 as compared to $759,000 for the same period in the prior year.
     Interest income decreased 79% to $91,000 for the three-month period ended June 30, 2008, as compared to $442,000 for the same period in the prior year and decreased 53% to $359,000 for the six-month period ended June 30, 2008 as compared to $759,000 for the same period in the prior year. The decrease in interest income for the three-month and six-month periods ended June 30, 2008 as compared to the same periods in the prior year is primarily due to lower combined cash, cash equivalents and marketable securities balances and reduced interest rate yields.
     Research and Development Expenses. Research and development (“R&D”) expenses primarily include clinical regulatory affairs activities and preclinical and clinical study development expenses. R&D expenses increased 71% to approximately $5.5 million for the three-month period ended June 30, 2008 as compared to approximately $3.2 million for the same period in the prior year and increased 87% to approximately $11.6 million for the six-month period ended June 30, 2008 as compared to $6.2 million for the same period in the prior year. The increase in R&D expenses for the three-month period ended June 30, 2008 as compared to the same period in the prior year is primarily due to an increase of $2.5 million in our current clinical and preclinical activities and an increase in consulting expenses of $132,000, partially offset by a decrease in manufacturing activities of $435,000. The increase in R&D expenses for the six-month period ended June 30, 2008 as compared to the same period in the prior year is primarily due to an increase of $5.9 million in our current clinical and preclinical activities and an increase in consulting expenses of $206,000, partially offset by a decrease in manufacturing activities of $785,000.
     General and Administrative Expenses. General and administrative expenses increased 13% to $689,000 for the three-month period ended June 30, 2008 as compared to $609,000 for the same period in the prior year and remained constant at approximately $1.5 million for the six-month periods ended June 30, 2008 and 2007. The increase in expenses for the three-month period ended June 30, 2008 as compared to the same period in the prior year is primarily due to an increase in professional services of $106,000 and an increase in personnel costs of $33,000, partially offset by a decrease in non-cash stock compensation expense of $20,000. Although the expenses for the six-month periods ended June 30, 2008 and 2007 remained constant, there was a decrease in non-cash stock compensation expense of $117,000, partially offset by an increase in professional services of $96,000.
Liquidity and Capital Resources
     Since our inception, we have financed our operations primarily with proceeds from public offerings and private placements of equity securities and with funds received under collaborative agreements. We completed a public offering on February 5, 2007 of 2,610,000 shares of our common stock at a purchase price of $13.75 per share resulting in net proceeds to us of approximately $33.1 million. This public offering utilized 2,610,000 shares under our effective Form S-3 shelf registration statement which still has 2,000,000 shares available out of the original 5,000,000 shares registered.
     Net cash of approximately $11.9 million was used in operating activities during the six-month period ended June 30, 2008 as compared to $7.9 million for the same period in the prior year. The major uses of cash for operating activities during the first half of 2008 was to fund our clinical development programs and associated administrative costs of $12.8 million, net of interest income, partially offset by an increase in our accrued liabilities.
     We had cash, cash equivalents and marketable securities of approximately $13.7 million as of June 30, 2008 as compared to $25.9 million as of December 31, 2007. As of June 30, 2008, we had accumulated losses of $134.8 million. We have experienced negative cash flows from operations since inception and have funded our activities to date primarily from equity financings and corporate collaborations. We will require substantial funds for research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if appropriate, if the FDA or other regulatory approvals are obtained. Based on our current planned clinical programs, we will need to raise additional capital in the fourth quarter of 2008 in order to continue our development efforts. Therefore, there is substantial doubt about our ability to continue as a going concern for a reasonable period of time. It is also possible that our current clinical trial activities will be more costly and take longer than we anticipate; accordingly, there can be no assurance that additional capital will not be necessary prior to the time anticipated.
     We believe we can secure additional cash resources through the sale of our equity securities in an amount sufficient to continue our currently planned clinical programs assuming that the results of our current ongoing clinical trials with Proellex are favorable and financial market conditions are acceptable to the placement of our equity securities. There can be no assurance that our current clinical trial activities will not be more costly and take longer than we anticipate; accordingly, there can be no assurance that additional capital will not be necessary prior to the time anticipated.
     Our capital requirements will depend on many factors, including the costs and timing of seeking regulatory approvals of our products; the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of our preclinical and clinical activities; the costs associated with any future collaborative research, manufacturing, marketing or other funding arrangements; our ability to obtain regulatory approvals; the success of our potential future sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; changes in economic, regulatory or competitive conditions of our planned business; and additional costs associated with being a publicly-traded company. Estimates about the adequacy of funding for our activities are based on certain assumptions, including the assumption that our cash equivalents and investments will be sold at their current fair values ($13.6 million); that the development and regulatory approval of our products can be completed at projected costs; and that product approvals and introductions will be timely and successful. There can be no assurance that changes in our research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy our capital requirements, we may seek to raise additional funds in the public or private capital markets. We may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to us on favorable terms or at all. If we are successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of holders of our common stock. Because of the above factors, there is substantial doubt about our ability to continue as a going concern for a reasonable period of time. See “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2007 and “Note 1. Organization and Operations” of Notes to Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Risk. Cash, cash equivalents and investments were approximately $13.7 million at June 30, 2008. These assets were primarily invested in money market funds and investment grade corporate bonds with maturities of less than 18 months, which are classified as Trading Securities. We do not invest in derivative securities. Although our portfolio is subject to fluctuations in interest rates and market conditions, no significant gain or loss on any security is expected to be recognized in earnings.
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
     Changes in Internal Control over Financial Reporting
     In connection with the evaluation described above, we identified no change in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are not currently a party to any material legal proceedings.
Item 1A. Risk Factors
     There were no material changes from the risk factors previously disclosed in the registrant’s Form 10-K for the fiscal year ended December 31, 2007 in response to “Item 1A. Risk Factors” to Part I of Form 10-K.
Item 4. Submission of Matters to a Vote of Security Holders
     The 2008 Annual Meeting of the Company’s stockholders was held on May 14, 2008 to consider and vote upon the following proposals:
(1) Election of Directors. The following individuals were nominated and elected as directors, with the following number of shares voted for and withheld with respect to each director.

	For	Withheld
Joseph S. Podolski	11,315,179	60,869
Louis Ploth, Jr.	11,313,814	62,234
Daniel F. Cain	11,313,529	62,519
Jean Fourcroy, M.D., Ph.D., M.P.H.	11,307,496	68,552
Jeffrey R. Harder, J.D.	11,150,535	225,513
Nola Masterson	11,313,896	62,152
David Poorvin, Ph.D.	11,313,896	62,152
(2) To ratify the election of PricewaterhouseCoopers LLP as the Company’s registered independent public accounting firm for the fiscal year-ended December 31, 2008.

For 11,352,148	Against 21,058	Abstain 2,842
Item 5. Other Information
     None
Item 6. Exhibits
31.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1*	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*	Filed herewith.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2008	REPROS THERAPEUTICS INC.
	By:	/s/ Joseph S. Podolski
Joseph S. Podolski
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 11, 2008

By:	/s/ Louis Ploth, Jr.
Louis Ploth, Jr.
Vice President Business Development, Chief Financial Officer, Director and Secretary (Principal Financial and Accounting Officer)

Exhibit Index
31.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1*	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*	Filed herewith.