Form 10-Q
period 2008-09-30
REPROS THERAPEUTICS INC.
filed 2008-11-10
CIK 897075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of November 5, 2008, there were outstanding 15,174,904 shares of Common Stock, par value $.001 per share, of the Registrant.

REPROS THERAPEUTICS INC.
(A development stage company)
For the Quarter Ended September 30, 2008
INDEX

Page
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS	3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	4

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	5
Unaudited Condensed Consolidated Statements of Operations for the three-months and nine-months ended September 30, 2008 and 2007 and from Inception (August 20, 1987) through September 30, 2008	6
Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the nine-months ended September 30, 2008	7
Unaudited Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2008 and 2007 and from Inception (August 20, 1987) through September 30, 2008	8
Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25

PAART II. OTHER INFORMATION
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 5. Other Information	26
Item 6. Exhibits	27

SIGNATURES	28
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
     The following unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair statement of the interim periods presented have been included. The year-end balance sheet data was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States of America. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year-ended December 31, 2007.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	September 30,	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$9,360	$1,779
Marketable securities	—	24,124
Prepaid expenses and other current assets	897	479

Total current assets	10,257	26,382
Fixed Assets, net	34	47
Other Assets, net	1,579	1,170

Total assets	$11,870	$27,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,720	$2,281
Accrued expenses	3,495	1,258

Total current liabilities	6,215	3,539

Commitments and Contingencies

Stockholders’ Equity
Undesignated Preferred Stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.001 par value, 20,000,000 shares authorized, 14,711,939 shares issued and 12,774,904 shares outstanding	15	15
Additional paid-in capital	152,973	152,033
Cost of treasury stock, 1,937,035 shares	(5,948)	(5,948)
Deficit accumulated during the development stage	(141,385)	(122,040)

Total stockholders’ equity	5,655	24,060

Total liabilities and stockholders’ equity	$11,870	$27,599

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except per share amounts)

					From Inception
					(August 20, 1987)
	Three Months Ended		Nine Months Ended		through
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008
Revenues
Licensing fees	$—	$—	$—	$—	$28,755
Product royalties	—	—	—	—	627
Research and development grants	—	—	—	—	1,219
Interest income	45	396	405	1,155	16,265
Gain on disposal of fixed assets	—	—	—	—	102
Other income	—	—	—	—	35

Total revenues and other income	45	396	405	1,155	47,003

Expenses
Research and development	5,874	3,196	17,514	9,430	142,207
General and administrative	750	568	2,236	2,117	36,450
Interest expense and amortization of intangibles	—	—	—	—	388

Total expenses	6,624	3,764	19,750	11,547	179,045

Loss from continuing operations	(6,579)	(3,368)	(19,345)	(10,392)	(132,042)
Loss from discontinued operations	—	—	—	—	(1,828)
Gain on disposal of discontinued operation	—	—	—	—	939

Net loss before cumulative effect of change in accounting principle	(6,579)	(3,368)	(19,345)	(10,392)	(132,931)
Cumulative effect of change in accounting principle	—	—	—	—	(8,454)

Net loss	$(6,579)	$(3,368)	$(19,345)	$(10,392)	$(141,385)

Loss per share — basic and diluted:	$(0.51)	$(0.26)	$(1.51)	$(0.84)

Weighted average shares used in loss per share calculation:
Basic	12,775	12,775	12,775	12,439
Diluted	12,775	12,775	12,775	12,439
The accompanying notes are an integral part of these consolidated financial statements.

Repros Therapeutics, Inc. and Subsidiary
(A development stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except share amounts)

						Deficit
						Accumulated
			Additional			During the	Total
	Common Stock		Paid-in	Treasury Stock		Development	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Stage	Equity
Balance at December 31, 2007	14,711,939	$15	$152,033	1,937,035	$(5,948)	$(122,040)	$24,060
Stock based option compensation	—	—	613	—	—	—	613
Proceeds from a shareholder transaction	—	—	327	—	—	—	327
Net loss	—	—	—	—	—	(19,345)	(19,345)

Balance at September 30, 2008	14,711,939	$15	$152,973	1,937,035	$(5,948)	$(141,385)	$5,655

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

			From Inception
			(August 20, 1987)
			through
	Nine Months Ended September 30,		September 30,
	2008	2007	2008
Cash Flows from Operating Activities
Net loss	$(19,345)	$(10,392)	(141,385)
Gain on disposal of discontinued operations	—	—	(939)
Gain on disposal of fixed assets	—	—	(102)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash financing costs	—	—	316
Noncash inventory impairment	—	—	4,417
Noncash patent impairment	—	—	1,339
Noncash decrease in accounts payable	—	—	(1,308)
Depreciation and amortization	32	25	3,864
Noncash stock-based compensation	613	686	5,099
Common stock issued for agreement not to compete	—	—	200
Series B Preferred Stock issued for consulting services	—	—	18
Changes in operating assets and liabilities (net effects of purchase of businesses in 1988 and 1994):
Increase in receivables	—	—	(199)
Increase in inventory	—	—	(4,447)
Increase in prepaid expenses and other current assets	(418)	(284)	(595)
(Decrease) increase in accounts payable and accrued expenses	2,675	(912)	7,410

Net cash used in operating activities	(16,443)	(10,877)	(126,312)

Cash Flows from Investing Activities
Change in trading marketable securities	24,124	(20,335)	(191)
Capital expenditures	(4)	(3)	(2,371)
Purchase of technology rights and other assets	(423)	(196)	(3,624)
Proceeds from sale of PP&E	—	—	225
Cash acquired in purchase of FTI	—	—	3
Proceeds from sale of subsidiary, less $12,345 for operating losses during 1990 phase-out period	—	—	138
Proceeds from sale of the assets of FTI	—	—	2,250
Increase in net assets held for disposal	—	—	(213)

Net cash provided by (used in) investing activities	23,697	(20,534)	(3,783)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of offering costs	—	33,053	135,457
Exercise of stock options	—	37	363
Proceeds from a shareholder transaction	327	—	327
Proceeds from issuance of preferred stock	—	—	23,688
Purchase of treasury stock	—	—	(21,487)
Proceeds from issuance of notes payable	—	—	2,839
Principal payments on notes payable	—	—	(1,732)

Net cash provided by financing activities	327	33,090	139,455

Net increase (decrease) in cash and cash equivalents	7,581	1,679	9,360
Cash and cash equivalents at beginning of period	1,779	1,136	—

Cash and cash equivalents at end of period	$9,360	$2,815	$9,360

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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
     Our second product candidate, Androxal®, is a single isomer of clomiphene citrate and is an orally active proprietary small molecule compound. We are developing Androxal for men of reproductive age with low testosterone levels who want to improve or maintain their fertility and/or sperm function while being treated for low testosterone. In November 2008, we received guidance from the FDA suggesting submission of a new IND to the Division of Metabolic and Endocrine Products, or DMEP, for the investigation of Androxal for an additional potential indication as a treatment for type 2 diabetes. We plan to submit a new IND for this indication to the DMEP as soon as practicable.
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
     We also continue to maintain our patent portfolio of our phentolamine-based products for the treatment of sexual dysfunction. We continue to try to create value from these assets in various ways which includes the potential for future product out-licensing. However, no R&D investments are being made in these programs at this time.
     On October 2, 2008, we completed a direct registered offering of 2.4 million shares of our common stock at a purchase price of $6.50 per share for aggregate proceeds after expenses of approximately $15.5 million pursuant to an effective shelf registration statement. Certain of the purchasers under this offering were granted in their purchase agreements an option to purchase an aggregate of up to $10 million of additional shares of our common stock at the greater of the fair market value, defined as the average of the closing prices for the 30 trading days immediately prior to the date of exercise, or $7.80 per share. Such option becomes exercisable at such time as we have less than $10 million in cash and cash equivalents and expires on September 29, 2009. In addition, the purchasers who received such option also received a right of first offer to purchase their respective pro-rata portion of any future financings, excluding certain corporate activities, that expires on September 29, 2010.
     As part of the terms of the October 2, 2008 financing, we amended our Standstill Agreement with Efficacy Capital Ltd. to permit Efficacy Capital to own up to 40% of our outstanding shares of stock and to permit Efficacy Capital to designate two directors to serve on our Board of Directors. Pursuant to that amendment, the Board increased its number to nine and appointed Mark Lappe, a Managing Partner of Efficacy Capital, and John C. Reed, M.D., Ph.D., President and CEO of Burnham Institute for Medical Research, to the vacancies on the Board created by such increase. The Company amended its Rights Agreement to reflect the increase to 40% described above.
     As of September 30, 2008, we had accumulated losses of $141.4 million and had cash and cash equivalents of $9.4 million which is exclusive of $15.5 million in net proceeds received from our October 2, 2008 common stock sale. We have experienced negative cash flows from operations since inception and have funded our activities to date primarily from equity financings and corporate collaborations. Based on our current planned clinical programs, we will need to raise additional capital in the third quarter of 2009 in order to continue our development efforts. It is also possible that our current clinical trial activities will be more costly and take longer than we anticipate; accordingly, there can be no assurance that additional capital will not be necessary prior to the time anticipated. There can be no assurance that we will be successful in obtaining additional capital on acceptable terms, or at all, in amounts sufficient to continue to fund our operations and clinical product development. Therefore, there is substantial doubt about our ability to continue as a going concern over the next twelve months.
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
     Recent Accounting Pronouncements
     In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements’” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations. The implementation of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities will not have a material impact on our consolidated financial position and results of operations.
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
NOTE 2 — Marketable Securities
     In the past the Company’s investments typically included corporate bonds and notes, Euro-dollar bonds and asset-backed securities. The Company’s policy is to require minimum credit ratings of A2/A and A1/P1. Due to the current financial markets, as of September 30, 2008, as a means of protecting our cash resources, we invested all of our cash resources in a money market fund that is backed by U.S. government securities.

Marketable securities consist of the following (in thousands):

	Basis of Fair Value	September 30,
	Measurement	2008	December 31, 2007

Money Market Securities	Level 1	$9,332	$1,696
Corporate Bonds	Level 2	—	9,632
Taxable Auction Securities	Level 3	—	6,400
Certificates of Deposit	Level 2	—	4,503
Medium and Short Term Notes	Level 2	—	2,594
Municipal Bonds	Level 2	—	995

Total		$9,332	$25,820

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
     The Company’s marketable securities are generally classified within level 1 or level 2 of the fair value hierarchy because they were valued using quoted market prices or broker or dealer quotations with reasonable levels of price transparency. The Company’s money market securities, totaling $9.3 million (included in cash equivalents) at September 30, 2008, are classified within level 1 of the fair value hierarchy. The Company does not adjust the quoted price for such instruments.
     At December 31, 2007 the Company held $6.4 million in taxable auction rate securities (ARS). These securities were sold or redeemed at par value from January 1, 2008 through June 18, 2008. As of September 30, 2008 the Company did not hold any ARS.

     Valuations are adjusted if necessary to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.
     Management determines the appropriate classification of investments in debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. Securities for which the Company has the ability and intent to hold to maturity are classified as “held to maturity”. Securities classified as “trading securities” are recorded at fair value. Gains and losses on trading securities, realized and unrealized, are included in earnings and are calculated using the specific identification method. Any other securities are classified as “available for sale.” At September 30, 2008, we held no securities which would have been classified as trading securities and would have been classified as current assets.
NOTE 3 — Patents
     As of September 30, 2008, the Company had approximately $1,579,000 in internal capitalized patent costs reflected on its balance sheet. Of this amount, $717,000 relates to patent costs for Proellex and $862,000 relates to patent costs for Androxal.
NOTE 4 — Accrued Expenses
     Accrued expenses consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Research and development costs	$3,152	$955
Payroll	—	63
Patent costs	139	51
Other	204	189

Total	$3,495	$1,258

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

     The following table presents information necessary to calculate loss per share for the three and nine-month periods ended September 30, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(6,579)	$(3,368)	$(19,345)	$(10,392)
Average common shares outstanding	12,775	12,775	12,775	12,439
Basic and diluted loss per share	$(0.51)	$(0.26)	$(1.51)	$(0.84)
     Other potential common stock of 1,743,565 and 1,576,815 common shares underlying stock options for the periods ended September 30, 2008 and 2007, respectively, were excluded from the above calculation of diluted loss per share since they were antidilutive.
NOTE 6 — Contingencies
     Our Androxal product candidate and its uses are covered in the United States by two issued U.S. patents and seven pending patent applications. Foreign coverage of our Androxal product candidate includes ten issued foreign patents and 65 foreign pending patent applications. The issued patents and pending applications relate to methods and compositions for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Androxal (the trans-isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. In our prior filings with the SEC, we have described our request to the U.S. Patent and Trademark Office, or PTO, for re-examination of one of these patents based on prior art. The third party amended the claims in the reexamination proceedings, which led the PTO to determine that the amended claims are patentable in view of those publications under consideration and a reexamination certificate was issued. However, we believe that the amended claims are invalid based on additional prior art publications, and our request for reexamination by the PTO in light of a number of these additional publications and other publications cited by the PTO, has been granted. All of the claims have been finally rejected in the reexamination. The patent holder has appealed the rejections and has recently filed a Request for Oral Hearing. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. Nevertheless, there is no assurance that either patent will ultimately be found invalid over the prior art. If such patents are not invalidated by the PTO we may be required to obtain a license from the holder of such patents in order to develop Androxal further or attempts may be made to undertake further legal action to invalidate such patents. If such licenses were not available on acceptable terms, or at all, we may not be able to successfully commercialize Androxal.

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
   Our current product pipeline consists of the following (with the respective status of development):
          Proellex® (female reproductive health)
•	Phase 3 three-month short course treatment of symptomatic uterine fibroids associated with anemia in women who may consider having a subsequent hysterectomy

•	Phase 3 for the chronic treatment of symptomatic uterine fibroids

•	Phase 2 for the treatment of symptomatic endometriosis
          Androxal® (male reproductive health)
•	Phase 2b proof-of-concept trial in men with low testosterone levels wanting to improve or maintain their fertility and/or sperm number and function

•	Request pre-IND meeting with the FDA’s Division of Metabolic and Endocrine Products to investigate Androxal as a treatment for type 2 diabetes
Proellex
     Our lead drug, Proellex, is a selective progesterone receptor modulator (PRM) and is being developed for the treatment of symptoms associated with uterine fibroids and endometriosis. We are also developing Proellex as a short course pre-surgical treatment for anemia associated with excessive menstrual bleeding related to uterine fibroids. During the first quarter of 2008, we filed an Investigational New Drug Application, or IND, for Proellex for the treatment of anemia associated with uterine fibroids and also initiated two 65-patient Phase 3 pivotal clinical trials with Proellex for this indication. Our goal is to file a New Drug Application, or NDA, for this indication in late 2009.
     During the first quarter of 2008, we initiated two 75-patient Phase 3 pivotal clinical trials with Proellex for the chronic treatment of uterine fibroids and anticipate filing a NDA for this indication in late 2010. In addition, during the first quarter of 2008, we also initiated two 400 patient Proellex Open Label Safety Studies. We intend to complete patient enrollment for one 400 patient Open Label Safety Study then start enrollment in the second Open Label Safety study.
     The initiation of these Phase 3 clinical trials and Open Label Studies included awarding the trials to three clinical research organizations, the process of identifying and contracting the clinical sites to be used as well as other various activities required to complete these clinical trials. During the second quarter of 2008, we implemented a centralized patient recruitment advertising campaign for our Phase 3 Proellex clinical trials and in July 2008 we took the necessary steps to begin additional patient recruitment advertising for one of our 400 patient Proellex Open Label Safety Studies.
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
     To review all of the clinical development information that has been disclosed regarding our products please go to www.reprosrx.com and also see our filings at www.sec.gov.
     We are also currently conducting a Phase 2 clinical trial with Proellex for the treatment of endometriosis. We provided initial interim data from this trial in July 2008 which showed that severe pain, the most troublesome symptom associated with endometriosis, was significantly reduced in one to two months of treatment. We intend to file a NDA for this indication in late 2010.
     Uterine fibroids, anemia associated with uterine fibroids and endometriosis affect a significant number of women of childbearing age in the developed world. There is no currently-approved effective long-term drug treatment for uterine fibroids or endometriosis. In the United States alone, 300,000 women per year undergo a hysterectomy as a result of severe uterine fibroids.
     In addition to the clinical trials discussed above we are also conducting additional human clinical trials and animal safety studies with Proellex to support our future NDA submissions.
Androxal
     Our second product candidate, Androxal, is a single isomer of clomiphene citrate and is an orally active proprietary small molecule compound.
     During the second quarter of 2008, we initiated a Phase 2b proof-of-concept Androxal clinical trial in men of reproductive age with low testosterone levels who want to improve or maintain their fertility and/or sperm function while being treated for low testosterone. This trial includes a control group that will be given Testim®, a popular testosterone replacement therapy. We believe Androxal will be superior to the existing drugs used to normalize testosterone as, to our knowledge, only Androxal has the property of restoring both luteinizing hormone, or LH, and follicle stimulating hormone, or FSH, levels. LH and FSH are the pituitary hormones that stimulate testicular testosterone and sperm production, respectively. We intend to have an End of Phase 2 Meeting with the Food and Drug Administration, or FDA, in the second half of 2009. According to the Urology Channel, recent estimates show that approximately 13 million men in the United States experience testosterone deficiency.
     In November 2008, we received guidance from the FDA suggesting submission of a new IND to the Division of Metabolic and Endocrine Products, or DMEP, for the investigation of Androxal as a potential treatment for type 2 diabetes. We plan to submit a new IND for this indication to the DMEP as soon as practicable.
     In addition to the clinical trials discussed above, we are also conducting a long-term Open Label Safety Study and animal safety study with Androxal to support our future NDA submissions.
     We were previously developing Androxal in the United States to treat testosterone deficiency due to secondary hypogonadism by restoring normal testosterone production in males with functional testes and diminished pituitary function, a common condition in the aging male. Based on a Type “C” meeting held with the FDA on October 15, 2007 we do not believe we have a clear clinical path to develop Androxal for this indication in the United States at this time. Although we believe Androxal could be developed outside of the United States, due to the limited European market for this indication and our limited internal resources we do not intend to pursue approval outside of the United States at this time.
     Our Androxal product candidate and its uses are covered in the United States by two issued U.S. patents and seven pending patent applications. Foreign coverage of our Androxal product candidate includes ten issued foreign patents and 65 foreign pending patent applications. The issued patents and pending applications relate to methods and compositions for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Androxal (the trans-isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. In our prior filings with the SEC, we have described our request to the U.S. Patent and Trademark Office, or PTO, for re-examination of one of these patents based on prior art. The third party amended the claims in the reexamination proceedings, which led the PTO to determine that the amended claims are patentable in view of those publications under consideration and a reexamination certificate was issued. However, we believe that the amended claims are invalid based on additional prior art publications, and our request for reexamination by the PTO in light of a number of these additional publications and other publications cited by the PTO, has been granted. All of the claims have been finally rejected in the reexamination. The patent holder has appealed the rejections and has recently filed a Request for Oral Hearing. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. Nevertheless, there is no assurance that either patent will ultimately be found invalid over the prior art. If such patents are not invalidated by the PTO we may be required to obtain a license from the holder of such patents in order to develop Androxal further or attempts may be made to undertake further legal action to invalidate such patents. If such licenses were not available on acceptable terms, or at all, we may not be able to successfully commercialize Androxal.
Other Programs
     We continue to maintain our patent portfolio of our phentolamine-based products for the treatment of sexual dysfunction. We continue to try to create value from these assets in various ways which includes the potential for future product out-licensing. However, no R&D investments are being made in these programs at this time.
General
     On October 2, 2008, we completed a direct registered offering of 2.4 million shares of our common stock at a purchase price of $6.50 per share for aggregate proceeds after expenses of approximately $15.5 million pursuant to an effective shelf registration statement. Certain of the purchasers under this offering were granted in their purchase agreements an option to purchase an aggregate of up to $10 million of additional shares of our common stock at the greater of the fair market value, defined as the average of the closing prices for the 30 trading days immediately prior to the date of exercise, or $7.80 per share. Such option becomes exercisable at such time as we have less than $10 million in cash and cash equivalents and expires on September 29, 2009. In addition, the purchasers who received such option also received a right of first offer to purchase their respective pro-rata portion of any future financings, excluding certain corporate activities, that expires on September 29, 2010.
     As part of the terms of the October 2, 2008 financing, we amended our Standstill Agreement with Efficacy Capital Ltd. to permit Efficacy Capital to own up to 40% of our outstanding shares of stock and to permit Efficacy Capital to designate two directors to serve on our Board of Directors. Pursuant to that amendment, the Board increased its number to nine and appointed Mark Lappe, a Managing Partner of Efficacy Capital, and John C. Reed, M.D., Ph.D., President and CEO of Burnham Institute for Medical Research, to the vacancies on the Board created by such increase. The Company amended its Rights Agreement to reflect the increase to 40% described above.
     The Company plans to use the proceeds from the financing to fund its research and development activities, including the ongoing pivotal Phase 3 trials of its lead product candidate, Proellex®, as a pre-surgical short course treatment of anemia associated with uterine fibroids and as a chronic treatment of uterine fibroids and its Phase 2 clinical trial for the treatment of endometriosis as well as for working capital and general corporate purposes.
     On July 3, 2008, Efficacy Capital paid $327,320 to the Company as disgorgement of short swing profits under Section 16(b) of the Exchange Act as a result of certain inadvertent sales by Efficacy that occurred in March 2008 and that were within six months of certain purchases by Efficacy. The amount received from Efficacy has been reported as additional paid in capital for the quarter ended September 30, 2008. Efficacy is an affiliate of the Company as a result of its beneficial ownership of more than 10% of the Company’s common stock.
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
     As of September 30, 2008, we had an accumulated deficit of $141.4 million. Losses have resulted principally from costs incurred in conducting clinical trials and in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts. Under SFAS No. 109, “Accounting for Income Taxes,” a net operating loss (“NOL”) requires the recognition of deferred tax assets. As we have incurred losses since inception, and since there is no certainty of future profits, a valuation allowance has been provided in full on our deferred tax assets in the accompanying consolidated financial statements. If we have an opportunity to use this NOL to off-set tax liabilities in the future, the use of this asset would be restricted based on Internal Revenue Service, state and local NOL use guidelines.

     We have 7 permanent full-time employees who utilize the services of contract research organizations, contract manufacturers and various consultants to assist us in performing clinical and regulatory services for the clinical development of our products as well as administrative services. We are substantially dependent on our various contract groups to adequately perform the activities required to obtain regulatory approval of our products as well as other consultants that perform various administrative services.
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
Recent Accounting Pronouncements
     In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements’” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations. The implementation of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities will not have a material impact on our consolidated financial position and results of operations.
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

Results of Operations
     Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007
     Revenues and Other Income. Total revenues and other income for the three-month period ended September 30, 2008 decreased to $45,000 as compared to $396,000 for the same period in the prior year and decreased to $405,000 for the nine-month period ended September 30, 2008 as compared to $1.2 million for the same period in the prior year.
     Interest income decreased 89% to $45,000 for the three-month period ended September 30, 2008, as compared to $396,000 for the same period in the prior year and decreased 65% to $405,000 for the nine-month period ended September 30, 2008 as compared to $1.2 million for the same period in the prior year. The decrease in interest income for the three-month and nine-month periods ended September 30, 2008 as compared to the same periods in the prior year is primarily due to lower combined cash, cash equivalents and marketable securities balances and reduced interest rate yields that have occurred as we moved our cash investments solely into money market accounts.
     Research and Development Expenses. Research and development (“R&D”) expenses primarily include clinical regulatory affairs activities and preclinical and clinical study development expenses. R&D expenses increased 84% to approximately $5.9 million for the three-month period ended September 30, 2008 as compared to approximately $3.2 million for the same period in the prior year and increased 86% to approximately $17.5 million for the nine-month period ended September 30, 2008 as compared to $9.4 million for the same period in the prior year. The increase in R&D expenses for the three-month period ended September 30, 2008 as compared to the same period in the prior year is primarily due to an increase of $2.5 million in our current clinical and preclinical activities. The increase in R&D expenses for the nine-month period ended September 30, 2008 as compared to the same period in the prior year is primarily due to an increase of $8.3 million in our current clinical and preclinical activities and an increase in consulting expenses of $291,000, partially offset by a decrease in manufacturing activities of $738,000. Included in the nine-month period ended September 30, 2008 is a $100,000 milestone payment to the National Institutes of Health, under our license agreement, relating to the initiation of a Phase 3 clinical trial with Proellex.
     General and Administrative Expenses. General and administrative expenses increased 32% to approximately $750,000 for the three-month period ended September 30, 2008 as compared to approximately $568,000 for the same period in the prior year and increased 6% to approximately $2.2 million for the nine-month periods ended September 30, 2008 as compared to approximately $2.1 million for the same period in the prior year. The increase in expenses for the three-month period ended September 30, 2008 as compared to the same period in the prior year is primarily due to an increase in professional services of $176,000, partially offset by a decrease in non-cash stock compensation expense of $38,000. The increase in expenses for the nine-month period ended September 30, 2008 as compared to the same period in the prior year is primarily due to an increase in professional services of $272,000, partially offset by a decrease in non-cash stock compensation expense of $155,000.

Liquidity and Capital Resources
     On October 2, 2008, we completed a direct registered offering of 2.4 million shares of our common stock at a purchase price of $6.50 per share for aggregate proceeds after expenses of approximately $15.5 million pursuant to an effective shelf registration statement. Certain of the purchasers under this offering were granted in their purchase agreements an option to purchase an aggregate of up to $10 million of additional shares of our common stock at the greater of the fair market value, defined as the average of the closing prices for the 30 trading days immediately prior to the date of exercise, or $7.80 per share. Such option becomes exercisable at such time as we have less than $10 million in cash and cash equivalents and expires on September 29, 2009. In addition, the purchasers who received such option also received a right of first offer to purchase their respective pro-rata portion of any future financings, excluding certain corporate activities, that expires on September 29, 2010.
     Net cash of approximately $16.4 million was used in operating activities during the nine-month period ended September 30, 2008 as compared to $10.9 million for the same period in the prior year. The major uses of cash for operating activities during the nine-month period ended September 30, 2008 was to fund our clinical development programs and associated administrative costs of $19.3 million, net of interest income, partially offset by an increase in our accrued liabilities.
     We had cash and cash equivalents of approximately $9.4 million as of September 30, 2008 as compared to cash, cash equivalents and marketable securities of $25.9 million as of December 31, 2007. As of September 30, 2008, we had accumulated losses of $141.4 million. We have experienced negative cash flows from operations since inception and have funded our activities to date primarily from equity financings and corporate collaborations. We will require substantial funds for research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if appropriate, if the FDA or other regulatory approvals are obtained. Therefore, there is substantial doubt about our ability to continue as a going concern over the next twelve months.
     Based on our current planned clinical programs, we will need to raise additional capital in the third quarter of 2009 in order to continue our development efforts. It is also possible that our current clinical trial activities will be more costly and take longer than we anticipate; accordingly, there can be no assurance that additional capital will not be necessary prior to the time anticipated. There can be no assurance that we will be successful in obtaining additional capital on acceptable terms, or at all, in amounts sufficient to continue to fund our operations and clinical product development.
     Our capital requirements will depend on many factors, including the costs and timing of seeking regulatory approvals of our products; the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of our preclinical and clinical activities; the costs associated with any future collaborative research, manufacturing, marketing or other funding arrangements; our ability to obtain regulatory approvals; the success of our potential future sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; changes in economic, regulatory or competitive conditions of our planned business; and additional costs associated with being a publicly-traded company. Estimates about the adequacy of funding for our activities are based on certain assumptions that the development and regulatory approval of our products can be completed at projected costs and product approvals and introductions will be timely and successful. There can be no assurance that changes in our research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy our capital requirements, we may seek to raise additional funds in the public or private capital markets. We may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to us on favorable terms or at all. If we are successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of holders of our common stock. See “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2007 and “Note 1. Organization and Operations” of Notes to Consolidated Financial Statements for additional disclosure about our need for additional capital.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Risk. We had cash and cash equivalents of approximately $9.4 million at September 30, 2008 which is held in an account backed by U.S. government securities. Although this cash account is subject to fluctuations in interest rates and market conditions, no significant gain or loss on this account is expected to be recognized in earnings. We do not invest in derivative securities.
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
     Changes in Internal Control over Financial Reporting
     In connection with the evaluation described above, we identified no change in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Our Androxal product candidate and its uses are covered in the United States by two issued U.S. patents and seven pending patent applications. Foreign coverage of our Androxal product candidate includes ten issued foreign patents and 65 foreign pending patent applications. The issued patents and pending applications relate to methods and compositions for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Androxal (the trans-isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. In our prior filings with the SEC, we have described our request to the U.S. Patent and Trademark Office, or PTO, for re-examination of one of these patents based on prior art. The third party amended the claims in the reexamination proceedings, which led the PTO to determine that the amended claims are patentable in view of those publications under consideration and a reexamination certificate was issued. However, we believe that the amended claims are invalid based on additional prior art publications, and our request for reexamination by the PTO in light of a number of these additional publications and other publications cited by the PTO, has been granted. All of the claims have been finally rejected in the reexamination. The patent holder has appealed the rejections and has recently filed a Request for Oral Hearing. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. Nevertheless, there is no assurance that either patent will ultimately be found invalid over the prior art. If such patents are not invalidated by the PTO we may be required to obtain a license from the holder of such patents in order to develop Androxal further or attempts may be made to undertake further legal action to invalidate such patents. If such licenses were not available on acceptable terms, or at all, we may not be able to successfully commercialize Androxal.
Item 1A. Risk Factors
     Other than the additional risk factor included below relating to financial markets, there were no material changes from the risk factors previously disclosed in the registrant’s Form 10-K for the fiscal year ended December 31, 2007 in response to “Item 1A. Risk Factors” to Part I of Form 10-K.
     Financial Markets. The financial markets have been experiencing extreme volatility and disruption. Even though we completed an offering of 2.4 million shares of our common stock for aggregate net proceeds of $15.5 million, we will require additional capital in the third quarter of 2009 to continue our development efforts. However, due to the uncertainty in the financial markets, access to capital may be limited on terms acceptable to us or may not be available at all.
Item 5. Other Information
     None

Item 6. Exhibits
10.1	First Amendment to Standstill Agreement, dated as of July 28, 2008, between the Company and Efficacy Capital, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on July 28, 2008).

10.2	Common Stock Purchase Agreement between Repros Therapeutics Inc. and Efficacy Capital, Ltd. dated September 29, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on September 29, 2008 (the “Form 8-K”)).

10.3	Amended and Restated Common Stock Purchase Agreement, dated as of September 29, 2008, between the Company and the affiliate of Vermillion Asset Management LLC named therein (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K as filed with the Commission on October 3, 2008).

10.4	Common Stock Purchase Agreement between Repros Therapeutics Inc. and the affiliate of Vermillion Asset Management LLC named therein dated September 29, 2008 (incorporated by reference to Exhibit 10.3 to the Form 8-K).

10.5	Common Stock Purchase Agreement between Repros Therapeutics Inc. and John C. Reed dated September 29, 2008 (incorporated by reference to Exhibit 10.4 to the Form 8-K).

31.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1*	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*	Filed herewith.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2008	REPROS THERAPEUTICS INC.
	By:	/s/ Joseph S. Podolski
Joseph S. Podolski
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 10, 2008
	By:	/s/ Louis Ploth, Jr.
Louis Ploth, Jr.
Vice President Business Development, Chief Financial Officer, Director and Secretary (Principal Financial and Accounting Officer)