Form 10-Q
period 2009-06-30
REPROS THERAPEUTICS INC.
filed 2009-08-17
CIK 897075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  001-15281

REPROS THERAPEUTICS INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	2408 Timberloch Place, Suite B-7 The Woodlands, Texas 77380 (Address of principal executive offices and zip code) (281) 719-3400 (Registrant's telephone number, including area code)	76-0233274 (IRS Employer Identification No.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company.  See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐   Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No  ☒

As of August 14, 2009, there were outstanding 15,177,404 shares of Common Stock, par value $.001 per share, of the Registrant.

REPROS THERAPEUTICS INC.
(A development stage company)

For the Quarter Ended June 30, 2009

INDEX

		Page
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS		3

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	4

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008		5
Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2009 and 2008 and from Inception (August 20, 1987) through June 30, 2009		6
Unaudited Condensed Consolidated Statements of Stockholders' Equity for the six months ended June 30, 2009		7
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 and from Inception (August 20, 1987) through June 30, 2009		8
Notes to Unaudited Condensed Consolidated Financial Statements		9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 4.	Submission of Matters to a Vote of Security Holders	32
Item 5.	Other Information	33
Item 6.	Exhibits	33

SIGNATURES		34

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The words "may," "anticipate," "believe," "expect," "estimate," "project," "suggest," "intend" and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, suggested or intended.  These risks and uncertainties include risks associated with the Company's ability to continue as a going concern and to immediately raise additional capital on acceptable terms or at all; its ability to successfully defend itself in the recently filed class action lawsuit; its ability to  maintain its listing on The NASDAQ Global Market; the removal of the current clinical hold on further clinical trials for Proellex® by the Food and Drug Administration, or FDA, and the reestablishment of safe dosing in clinical trials for Proellex®; having available funding for the continued development of Proellex® and Androxal®; uncertainty related to the Company's ability to obtain approval of the Company's products by the FDA and regulatory bodies in other jurisdictions; whether a clear  clinical path for Androxal® can be realized; uncertainty relating to the Company's patent portfolio and license rights to such patents; and other risks and uncertainties described in the Company's filings with the Securities and Exchange Commission.  For additional discussion of such risks, uncertainties and assumptions, see "Item 1. Business" and "Item 1A. Risk Factors" and "Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included elsewhere in this quarterly report on Form 10-Q.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

The following unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair statement of the interim periods presented have been included.  Subsequent events have been evaluated through August 17, 2009, which is the date on which the financial statements were issued. The year-end balance sheet data was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States of America.  Operating results for the three-month and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

REPROS THERAPEUTICS INC.
(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands except share and per share amounts)

	June 30,	December 31,
	2009	2008

ASSETS

Current Assets
Cash and cash equivalents	$3,977	$19,470
Prepaid expenses and other current assets	2,192	1,392
Total current assets	6,169	20,862
Fixed assets, net	19	28
Other assets, net	2,009	1,713
Total assets	$8,197	$22,603

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$5,458	$5,132
Accrued expenses	2,023	1,857
Total current liabilities	7,481	6,989

Commitments and contingencies (note 5)

Stockholders' Equity
Undesignated Preferred Stock, $.001 par value, 5,000,000
shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 30,000,000 shares
authorized, 17,114,439 and 17,111,939 shares issued, respectively
and 15,177,404 and 15,174,904 shares outstanding, respectively	17	17
Additional paid-in capital	169,532	168,787
Cost of treasury stock, 1,937,035 shares	(5,948)	(5,948)
Deficit accumulated during the development stage	(162,885)	(147,242)
Total stockholders' equity	716	15,614
Total liabilities and stockholders' equity	$8,197	$22,603

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC.
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except per share amounts)

					From Inception
					(August 20, 1987)
					through
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2009	2008	2009	2008	2009

Revenues
Licensing fees	$-	$-	$-	$-	$28,755
Product royalties	-	-	-	-	627
Research and development grants	-	-	-	-	1,219
Interest income	1	91	4	359	16,297
Gain on disposal of fixed assets	-	-	-	-	102
Other Income	-	-	-	-	35
Total revenues and other income	1	91	4	359	47,035
Expenses
Research and development	7,784	5,475	13,482	11,640	160,750
General and administrative	1,105	689	2,165	1,485	39,439
Interest expense and amortization
of intangibles	-	-	-	-	388
Total expenses	8,889	6,164	15,647	13,125	200,577

Loss from continuing operations	(8,888)	(6,073)	(15,643)	(12,766)	(153,542)
Loss from discontinued operations	-	-	-	-	(1,828)
Gain on disposal of discontinued operation	-	-	-	-	939
Net loss before cumulative effect of
change in accounting principle	(8,888)	(6,073)	(15,643)	(12,766)	(154,431)
Cumulative effect of change in accounting
principle	-	-	-	-	(8,454)
Net loss	$(8,888)	$(6,073)	$(15,643)	$(12,766)	$(162,885)

Loss per share - basic and diluted:	$(0.59)	$(0.48)	$(1.03)	$(1.00)

Weighted average shares used in loss per share calculation:
Basic	15,175	12,775	15,175	12,775
Diluted	15,175	12,775	15,175	12,775

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited and in thousands except share amounts)

						Deficit
						Accumulated
			Additional			During the	Total
	Common Stock		Paid-in	Treasury Stock		Development	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Stage	Equity
Balance at December 31, 2008	17,111,939	$17	$168,787	1,937,035	$(5,948)	$(147,242)	$15,614
Exercise of stock option to purchase common stock
for cash @ $3.71 per share	2,500	-	9	-	-	-	9
Stock based option compensation	-	-	736	-	-	-	736
Net loss	-	-	-	-	-	(15,643)	(15,643)
Balance at June 30, 2009	17,114,439	$17	$169,532	1,937,035	$(5,948)	$(162,885)	$716

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC.
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

			From Inception
			(August 20, 1987)
			through
	Six Months Ended June 30,		June 30,
	2009	2008	2009

Cash Flows from Operating Activities
Net loss	$(15,643)	$(12,766)	(162,885)
Gain on disposal of discontinued operations	-	-	(939)
Gain on disposal of fixed assets	-	-	(102)
Adjustments to reconcile net loss to net cash
used in operating activities:
Noncash financing costs	-	-	316
Noncash inventory impairment	-	-	4,417
Noncash patent impairment	-	-	1,339
Noncash decrease in accounts payable	-	-	(1,308)
Depreciation and amortization	34	20	3,916
Noncash stock-based compensation	736	391	6,093
Common stock issued for agreement not to
compete	-	-	200
Series B Preferred Stock issued for consulting
services	-	-	18
Changes in operating assets and liabilities
(net effects of purchase of businesses in 1988 and 1994):
Increase in receivables	-	-	(199)
Increase in inventory	-	-	(4,447)
Increase in prepaid expenses and other
current assets	(800)	(297)	(1,890)
Increase in accounts payable and
accrued expenses	492	706	8,676
Net cash used in operating activities	(15,181)	(11,946)	(146,795)

Cash Flows from Investing Activities
Change in trading marketable securities	-	23,224	(191)
Capital expenditures	-	(2)	(2,371)
Purchase of technology rights and other assets	(321)	(252)	(4,091)
Proceeds from sale of PP&E	-	-	225
Cash acquired in purchase of FTI	-	-	3
Proceeds from sale of subsidiary, less
$12,345 for operating losses during
1990 phase-out period	-	-	138
Proceeds from sale of the assets of FTI	-	-	2,250
Increase in net assets held for disposal	-	-	(213)
Net cash provided by (used in) investing activities	(321)	22,970	(4,250)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of	-	-	151,015
offering costs
Exercise of stock options	9	-	372
Proceeds from a shareholder transaction	-	-	327
Proceeds from issuance of preferred stock	-	-	23,688
Purchase of treasury stock	-	-	(21,487)
Proceeds from issuance of notes payable	-	-	2,839
Principal payments on notes payable	-	-	(1,732)
Net cash provided by financing activities	9	-	155,022
Net increase (decrease) in cash and cash equivalents	(15,493)	11,024	3,977
Cash and cash equivalents at beginning of period	19,470	1,779	-
Cash and cash equivalents at end of period	$3,977	$12,803	$3,977

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

NOTE 1  —  Organization, Operations, Liquidity and Subsequent Events

Repros Therapeutics Inc. ("the Company", "Repros," or "we," "us" or "our"), was organized on August 20, 1987.  We are a development stage biopharmaceutical company focused on the development of oral small molecule drugs for major unmet medical needs that treat male and female reproductive disorders.

Our portfolio of products includes:

•
Proellex®, a new chemical entity that acts as a selective blocker of the progesterone receptor, is being developed, subject to the current FDA clinical hold on the Proellex® clinical trials, for the treatment of symptoms associated with uterine fibroids and endometriosis.  We are also developing Proellex® as an acute treatment for anemia associated with excessive menstrual bleeding related to uterine fibroids.

•
Androxal®, a single isomer of clomiphene citrate, is being developed for men of reproductive age with low testosterone levels who want to maintain their fertility while being treated for low testosterone.

On August 6, 2009, we announced that the Company received verbal notice from the United States Food and Drug Administration (FDA) during a teleconference with the Division of Reproductive and Urologic Products that the Company's Investigational New Drug Applications (INDs) for Proellex® had been placed on clinical hold for safety reasons.  This action followed the Company's voluntary decision to suspend dosing of all patients in its clinical trials of Proellex® after discovering elevated liver enzymes in a number of patients enrolled in the clinical trials.

The Company and the FDA are scheduled to discuss the safety of Proellex® and the overall direction and scope of the Company's clinical trials of Proellex® at a meeting in late September 2009. The FDA requested that the Company provide it with weekly information about the patients who experienced a “Serious Adverse Event” and still have elevated liver enzymes.  The Company is in the process of gathering the information from its vendors and will provide the information to the FDA to the extent available.  The Company intends to provide the FDA with a detailed analysis of all of the women with elevated liver enzymes at the September 2009 meeting and to discuss with the FDA the events that led to the suspension of the clinical trials, and determine whether and under which conditions, if any, the clinical hold may be lifted and the clinical trials of Proellex® be safely resumed.

If the FDA were to lift the clinical hold on Proellex® following the upcoming meeting in September 2009, and if the FDA requires a lower dosage of Proellex® to be used for future clinical trials, the Company would be required to commence Phase 2 studies again with the required lower dosage, thereby resulting in extensive additional costs and delays.

As of June 30, 2009, Repros had accumulated losses of $162.9 million and a working capital deficit with accounts payable and accrued expenses of approximately $7.5 million exceeding the Company's cash and cash equivalents of approximately $4.0 million.  As of August 14, 2009, the amount of cash and cash equivalents was $2.7 million, and the amount of accounts payable and accrued expenses was significantly higher than $7.5 million.  Several of the Company’s contract research organizations have notified the Company that they have claims, which includes amounts due upon termination of the clinical trials, and in one case a vendor has sued the Company for $147,000 for amounts it claims it is owed under their agreement with the Company. We have a dispute with another clinical research organization regarding the suitability of work provided to the Company.  No disputed billings were received as of June 30, 2009 and no disputed amounts are reflected in these financial statements.  The Company has experienced negative cash flows from operations since inception and has funded its activities to date primarily from equity financings and corporate collaborations.

Since our currently available cash and cash equivalents is not adequate to meet our accounts payable and accrued expenses, we have engaged a law firm that specializes in work-out and bankruptcy matters to assist us in attempting to negotiate with and reduce amounts owed to our vendors. The Company intends, to the extent possible, to ensure that our available cash is used for patient safety in connection with our study closeout activities. However, due to our constrained cash position, the Company does not have sufficient funds at this time to comply with all of our financial obligations under the agreements with the clinical research organizations unless acceptable workout arrangements are completed.

Based on our existing and projected accounts payable and commitments, we believe we do not have sufficient cash to continue normal operations and need to raise additional capital immediately in order to continue operations on a normal basis. In the event that we are unable to obtain adequate financing to meet our immediate short term liquidity needs, we will pursue other options, including but not limited to, additional reductions of expenses, sale of the Company, sale or license of a portion or all of our assets, a bankruptcy filing or the liquidation of the Company.

Our capital requirements depend on numerous factors, including our ability to resume our clinical trials should the current clinical trial hold on Proellex® by the FDA be removed, and whether we determine to pursue all of the previous clinical development plans for Proellex® and Androxal® .  Our announcements regarding the liver toxicity in our Proellex® clinical trials and the clinical hold imposed by the FDA along with the receipt of the Nasdaq letter regarding our failure to meet the current Nasdaq listing requirements have significantly depressed our stock price and severely impaired our ability to raise additional capital funds to where it could be difficult or impossible for us to raise any additional capital.

No assurance can be given that we will be successful in obtaining financing on acceptable terms or at all. We anticipate that if we are able to secure financing, such financing will result in significant dilution of the ownership interests of the Company's current stockholders and may provide certain rights to the new investors senior to the rights of its current stockholders, including but not limited to voting rights and rights to proceeds in the event of a sale or liquidation of the Company. In the event that we are unable to obtain adequate financing to meet our immediate short term liquidity needs, we will pursue other options, including but not limited to, reductions of personnel and other expenses, sale of the Company, sale or license of a portion or all of our  assets, a bankruptcy filing or the liquidation of the Company.

The uncertainties relating to the foregoing matters raise substantial doubt about Repros’ ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Deficiency Letter from The Nasdaq Global Market

On August 7, 2009, the Company received a letter from The Nasdaq Stock Market advising that the Company’s market value was below the minimum $50,000,000 requirement for continued listing on the Nasdaq Global Market.  The Company is provided 90 days until November 5, 2009, to regain compliance, at which time the Company’s securities will be delisted from such market unless the market value of the Company’s securities listed on Nasdaq is $50,000,000 or more for a minimum of 10 consecutive business days.  The letter also recited that the Company’s total assets and total revenue fell below certain required thresholds under related rules and suggested that the Company consider applying for transfer of its securities to the Nasdaq Capital Market, which has substantially lower listing requirements.  The Company is considering its options at this time and intends to take whatever actions it can to best protect shareholder value, however, there can be no assurance that the Company’s securities will continue to be traded on any of The Nasdaq Stock Market trading markets.

Shareholder Class Action Lawsuit

On August 7, 2009,  R.M. Berry filed a putative class action lawsuit naming the Company, Joseph Podolski, Paul Lammers, and Louis Ploth, Jr. as defendants.  The lawsuit is pending in the United States District Court for the Southern District of Texas, Houston Division.  The lawsuit, styled R.M. Berry, on Behalf of Himself and all Others Similarly Situated v. Repros Therapeutics, Inc., Joseph Podolski, Paul Lammers, and Louis Ploth, Jr., alleges that the defendants made certain misleading statements related to the Company’s Proellex drug.  Among other claims, the lawsuit contends that the defendants misrepresented the side effects of the drug related to liver function, and the risk that these side effects could cause a suspension of clinical trials of Proellex. The lawsuit seeks to establish a class of shareholders allegedly harmed by the misleading statements, and asserts causes of action under the Securities Exchange Act of 1934.  To date, no proceedings of any kind have occurred in the lawsuit, and an estimate of the possible loss or range of loss in connection with the lawsuit cannot be made.  On August 14, 2009, a lawsuit making similar allegations and naming the same defendants was also filed in the United States District Court for the Southern District of Texas.  This suit is styled Josephine Medina, Individually and On Behalf of all Others Similarly Situated v. Repros Therapeutics, Inc., Joseph Podolski, Paul Lammers, and Louis Ploth, Jr.  To date, no proceedings of any kind have occurred in the lawsuit, and an estimate of the possible loss or range of loss in connection with the lawsuit cannot be made.  The Company has retained counsel to assist it in defending both these action.

Possible Bankruptcy Filing

If we are unable to raise or generate sufficient capital to fully address the uncertainties of our financial position, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. If we are unable to settle our obligations to our creditors or if we are unable to obtain financing to support continued satisfaction of our obligations, we may need to seek protection under the provisions of the U.S. Bankruptcy Code.  In that event, we may seek to reorganize our business, or we or a trustee appointed by the court may be required to liquidate our assets. If we needed to liquidate our assets, we would likely realize significantly less from them than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to pay the debt owed to any secured and unsecured creditors before any funds would be available to our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders.

Effect on National Institutes of Health (“NIH”) License for Proellex

The Company’s Exclusive License Agreement, as amended on July 7, 2009, with the NIH dated April 16, 1999 relating to Proellex® requires that the Company raise no less than $6,000,000 on or before September 30, 2009, and additionally provides that the license may be terminated by the NIH immediately upon notice to the Company following a filing of a petition in bankruptcy or a letter from the Company to the NIH stating that it is insolvent. Through August 17, 2009, we have not raised any funds towards the $6,000,000 requirement. The Company intends to discuss with the NIH its current financial status and obtain appropriate assurances that the license will not be terminated in order to facilitate a financing, but there can be no assurance that the Company will be successful in its efforts. In the event that any of the conditions contained in the license agreement for termination by the NIH are triggered, the Company's license agreement may be terminated and the Company would lose its exclusive rights to Proellex®.  Any such termination of the license agreement could have a material adverse effect on the Company's financial position and results of operations, and in such event, the value of the Company's common stock may be materially adversely affected.

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" which defines fair value, established a framework for measuring fair value in generally accepted accounting principles and expanded disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  FSP 157-2 "Partial Deferral of the Effective Date of Statement 157" (FSP 157-2), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on Repros' consolidated financial position and results of operations.  The implementation of SFAS No. 157 for nonfinancial assets, effective January 1, 2009, and nonfinancial liabilities did not have a material impact on the Company's consolidated financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (SFAS No. 165).  SFAS No. 165 provides guidance on management's assessment of subsequent events and incorporates this guidance into accounting literature.  SFAS No. 165 is effective prospectively for interim and annual period ending after June 15, 2009.  The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.  Subsequent events have been evaluated through August 17, 2009, which is the date on which the financial statements were issued.

NOTE  2  —  Patents and Patent Applications

As of June 30, 2009, the Company had approximately $2,009,000 in capitalized patent and patent application costs reflected on its balance sheet.  Of this amount, $957,000 relates to patent and patent application costs for Proellex® and $1,052,000 relates to patent and patent application costs for Androxal®.

Of the $957,000 patent and patent application costs related to Proellex®, approximately $407,000 relate to our Exclusive License Agreement with the NIH.  The Company intends to discuss with the NIH its current financial status and obtain appropriate assurances that the license will not be terminated in order to facilitate a financing, but there can be no assurance that the Company will be successful in its efforts. In the event that any of the conditions contained in the license agreement for termination by the NIH are triggered, the Company's license agreement may be terminated and the Company would incur an impairment loss related to these capitalized patent and patent application costs.

Additionally, due to the Company’s financial situation, the Company concluded that it will no longer seek to protect the specific matter covered in two Proellex® and one Androxal® patent applications and will incur a loss of approximately $224,000 in the third quarter of 2009 to abandon these assets. The remaining capitalized patent and patent application costs were not impacted by the current FDA clinical hold on the Proellex clinical trials as the patents can continue to be used, outlicensed or sold to third parties.

Should the Company not continue development of Proellex and/or Androxal or should the Company not continue as a going concern, the remaining capitalized patent and patent application costs may not be recoverable, which would result in charges to operating results in future periods.

NOTE  3  —  Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2009	December 31, 2008

Research and development costs	$1,914	$1,573
Payroll	—	123
Patent costs	3	81
Other	106	80
Total	$2,023	$1,857

NOTE 4  —  Loss Per Share

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

The following table presents information necessary to calculate loss per share for the three-month and six-month periods ended June 30, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net Loss	$(8,888)	$(6,073)	$(15,643)	$(12,766)
Average common shares outstanding	15,175	12,775	15,175	12,775
Basic and diluted loss per share	$(0.59)	$(0.48)	$(1.03)	$(1.00)

Other potential common stock (consisting of stock options and warrants associated with the October 2, 2008 offering) of 3,598,117 and 1,663,565 for the periods ended June 30, 2009 and 2008, respectively, were excluded from the above calculation of diluted loss per share because they were not dilutive.

NOTE 5  —   Commitments and Contingencies

In December 2008, Repros committed to the purchase of at least $3 million of the bulk active ingredient of Proellex® which is to be produced under a new scaled-up amended manufacturing process by Gedeon Richter.  Under this Purchase Request, as amended, the Company paid $750,000 in the first quarter of 2009 and $750,000 in the second quarter of 2009.  As of June 30, 2009, $1.5 million is reflected under Prepaid Expenses and Other Current Assets on the balance sheet.  Repros is obligated to make two additional payments of $750,000 each for the final two batches of Proellex® to be delivered in the third and fourth quarters of 2009.  The remaining two payments are due based upon the delivery of finished product by Gedeon Richter and our acceptance of the finished product, with the first such payment due no sooner than mid August 2009 and the final payment due no sooner than mid January 2010.  As of August 17, 2009 the Company has not received any shipment or accepted any product from Gedeon Richter of material produced from the scaled up process. On June 26, 2009, Gedeon Richter notified Repros that the material produced did not possess the required particle properties under the revised Purchase Request. The Company is in the process of considering whether such non-conforming material may still suit its purposes.  Should we determine that such non-conforming material is acceptable and actually take shipment of it, we may be required to pay Gedeon Richter an additional $750,000 owed upon delivery of the first two batches.  The Company intends to discuss with Gedeon Richter an amendment to the Purchase Request in an effort to reduce its future commitments and resolve the outcome of the non-conforming batches of material.  At such time as we accept such material, we will recognize the prior $1.5 million reflected as Prepaid Expenses and Other Current Expenses as an expense associated with this purchase together with any additional amounts payable.  If the Company is unable to make the remaining payments as required under the terms of this Purchase Request, we may not receive any of the finished product from Gedeon Richter and may not be refunded any of the previously paid $1.5 million reflected under Prepaid Expenses and Other Current Assets on our balance sheet, which may require us to expense the $1.5 million prepaid asset.  This Purchase Request provides that all payments made to Gedeon Richter under the Purchase Request will be returned if they can not meet their obligations under this Purchase Request by March 31, 2010. It is anticipated that they will perform under the contract and, therefore, we will not receive reimbursement.

Repros has entered into agreements with certain clinical research organizations to conduct its clinical trials for Proellex®. All of these organizations have been notified by us that the clinical trials for Proellex® have been put on hold, and that further efforts by such organizations should be focused on conducting patient safety evaluations as part of study closeout. Several organizations have ceased performing any work for us and recently notified the Company of potential claims against us which includes amounts due upon termination of work, and, in one case filed suit against the Company seeking payment of $147,000 under such vendor’s agreement with the Company. We have a dispute with another clinical research organization regarding the suitability of work provided to the Company. No disputed billings were received as of June 30, 2009 and no disputed amounts are reflected in these financial statements. We are investigating such invoices and claims. The Company intends, however, to the extent possible, to ensure that its available cash is used for patient safety in connection with study closeouts. Due to our constrained cash position, we do not have sufficient funds at the present time to comply with the financial obligations under the agreements with clinical research organizations, unless acceptable work-out arrangements are completed.

Repros' Androxal® product candidate and its uses are covered in the United States by two issued U.S. patents and seven pending patent applications.  Foreign coverage of Repros' Androxal® product candidate includes 33 issued foreign patents and 69 foreign pending patent applications.  The issued patents and pending applications relate to methods and compositions for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men.  Androxal® (the trans-isomer of clomiphene) is purified from clomiphene citrate.  A third party individual holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto.  In our prior filings with the SEC, we have described our request to the U.S. Patent and Trademark Office, or PTO, for re-examination of one of these patents based on prior art.  The third party amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims are patentable in view of those publications under consideration and a re-examination certificate was issued.  However, Repros believes that the amended claims are invalid based on additional prior art publications, and its request for re-examination by the PTO in light of a number of these additional publications and other publications cited by the PTO, has been granted.  All of the claims challenged by Repros have been finally rejected in the re-examination and the patent holder has appealed the rejections to the PTO Board of Patent Appeals and Interferences.  An oral hearing was held on July 15, 2009, and no decision has been rendered following the oral hearing as of the date of this quarterly report.  Repros also believes that the second of these two patents is invalid in view of published prior art not considered by the PTO.  Nevertheless, there is no assurance that either patent will ultimately be found invalid over the prior art.  If such patents are not invalidated by the PTO, Repros may be required to obtain a license from the holder of such patents in order to develop Androxal® further or attempts may be made to undertake further legal action to invalidate such patents.  If such licenses were not available on acceptable terms, or at all, Repros may not be able to successfully commercialize or out-license Androxal®.

On August 7, 2009,  R.M. Berry filed a putative class action lawsuit naming the Company, Joseph Podolski, Paul Lammers, and Louis Ploth, Jr. as defendants.  The lawsuit is pending in the United States District Court for the Southern District of Texas, Houston Division.  The lawsuit, styled R.M. Berry, on Behalf of Himself and all Others Similarly Situated v. Repros Therapeutics, Inc., Joseph Podolski, Paul Lammers, and Louis Ploth, Jr., alleges that the defendants made certain misleading statements related to the Company’s Proellex drug.  Among other claims, the lawsuit contends that the defendants misrepresented the side effects of the drug related to liver function, and the risk that these side effects could cause a suspension of clinical trials of Proellex. The lawsuit seeks to establish a class of shareholders allegedly harmed by the misleading statements, and asserts causes of action under the Securities Exchange Act of 1934.  To date, no proceedings of any kind have occurred in the lawsuit, and an estimate of the possible loss or range of loss in connection with the lawsuit cannot be made.  On August 14, 2009, a lawsuit making similar allegations and naming the same defendants was also filed in the United States District Court for the Southern District of Texas.  This suit is styled Josephine Medina, Individually and On Behalf of all Others Similarly Situated v. Repros Therapeutics, Inc., Joseph Podolski, Paul Lammers, and Louis Ploth, Jr.  To date, no proceedings of any kind have occurred in the lawsuit, and an estimate of the possible loss or range of loss in connection with the lawsuit cannot be made.  The Company has retained counsel to assist it in defending both these action.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that involve risk and uncertainties.  Any statements contained in this quarterly report that are not statements of historical fact may be forward-looking statements. When we use the words "may," "anticipates," "believes," "plans," "expects" and similar expressions, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. The following discussion of financial condition should be read in conjunction with the accompanying consolidated financial statements and related notes.

Repros Therapeutics Inc.

We are a development stage biopharmaceutical company focused on the development of oral small molecule drugs for major unmet medical needs associated with male and female reproductive disorders.  The clinical trials relating to Proellex® have been placed on clinical hold by the FDA due to safety related concerns resulting from elevated liver enzymes in a number of patients enrolled in the clinical trials.  Completion of our ongoing clinical trial activities relating to our other product candidate, Androxal®, is subject to, among other things, adequate cash being available.

As of June 30, 2009, we had approximately $4.0 million in cash and cash equivalents and our accounts payable and accrued expenses were approximately $7.5 million. Furthermore, as of August 14, 2009, we had approximately $2.7 million in cash and cash equivalents.  Our accounts payable and accrued expenses as of August 14, 2009 is significantly higher than it was at the end of the second quarter. In addition, we are reviewing our obligations under our agreements with our contract research organizations to determine the extent of our obligations thereunder.  As a result, the  amount of cash on hand is not sufficient to continue to fund our ongoing clinical trials of Androxal®, complete all necessary activities relating to the suspension of our clinical trial program for Proellex®, pay our accounts payable and accrued expenses as well as our normal corporate overhead and expenses.  Effective August 16, 2009, we adopted a 50% salary reduction program for all salaried employees in an effort to reduce expenses while maintaining our current effort without diminution.  We are in the process of exploring potential new financing alternatives that may allow us to maintain our current reduced level of operations; however, there can be no assurance that we will be successful in raising any such funds on a timely basis or at all.  Significant additional capital will be required for us to continue development of either of our product candidates.  Failure to raise sufficient funds in the immediate short term as described above will likely result in the filing of bankruptcy and dissolution of the Company.

Our current product candidates consist of the following:

Androxal® (male reproductive health):

We believe our product candidate for male reproductive health, Androxal®, is a new chemical entity. Androxal® is a single isomer of clomiphene citrate and is an orally active proprietary small molecule compound.

We are developing Androxal® for men of reproductive age with low testosterone levels who want to maintain their fertility while being treated for their low testosterone condition. During the second quarter of 2008, we initiated a Phase 2b proof-of-concept clinical trial  in which we are monitoring the effects of Androxal® on male fertility and testicular function in patients being treated for low testosterone as compared to Testim®, a popular marketed topical testosterone medication. We anticipate holding a meeting with the FDA during the second half of 2009, provided that sufficient funds can be raised to continue development of this product.  Given that there is an acceptable treatment regimen for men with low testosterone, there is significant uncertainty as to whether or not an additional approach such as Androxal® would be approved by the FDA or accepted in the market.  At this time it is too early in the clinical development process to estimate when or even if an NDA for Androxal® will be submitted for this indication.

In April 2008, we submitted a White Paper, based on the results from a previously conducted non-pivotal Phase 2 clinical trial with Androxal® for the treatment of testosterone deficiency due to secondary hypogonadism, to the FDA's Division of Reproductive and Urology Products. The data demonstrated that in subjects with serum glucose levels of greater than 105 mg/dL, there was a statistically significant reduction in fasting serum glucose and a higher response rate in the treatment group with Androxal® as compared with groups receiving either placebo or Androgel®,, the current standard of care for the treatment of testosterone deficiency. In November 2008, after the FDA reviewed this paper we received guidance suggesting that we open a new IND with the Division of Metabolic and Endocrine Products, or DMEP, for the investigation of Androxal® as a potential treatment for type 2 diabetes. Provided that sufficient cash is available, we plan to submit a new IND for this indication to the DMEP in the second half of 2009. Should we raise adequate funds to continue our operations, we anticipate conducting a Phase 2b proof-of-concept clinical trial with Androxal® for glucose regulation after receiving additional feedback from the FDA. At this time it is too early in the clinical development process to estimate when or even if a NDA for Androxal® will be submitted for this indication. The plan to develop Androxal® in this new indication replaces our previously announced plan to develop Androxal® in men with adult-onset idiopathic hypogonadotrophic hypogonadism, or AIHH, with concomitant plasma glucose and lipid elevations, all of which are components of Metabolic Syndrome.

We were previously developing Androxal® in the United States to treat testosterone deficiency due to secondary hypogonadism by restoring normal testosterone production in males with functional testes and diminished pituitary function, a common condition in the aging male. After a Type "C" meeting held with the FDA on October 15, 2007, we believed that there was no clear clinical path to develop Androxal® for this indication in the U.S. Androxal® might be developed outside of the U.S., for this indication if our future financial resources are sufficient.

Proellex® (female reproductive health):

 Proellex®, our product candidate for female reproductive health, is a new chemical entity that acts as a selective blocker of the progesterone receptor and is being developed for the treatment of symptoms associated with uterine fibroids and endometriosis.  We are also developing Proellex® as an acute treatment for anemia due to excessive bleeding associated with uterine fibroids. However, as a result of the recent liver toxicity exhibited by Proellex®, all ongoing clinical trial activities have been put on hold by the FDA.  There is currently no FDA-approved orally administered drug treatment for the long-term treatment of uterine fibroids or endometriosis.

Our estimates regarding the timing of our Proellex® clinical development program are completely on hold at this time in light of the FDA clinical hold and our recent discontinuation of ongoing clinical trials. In addition, any future development efforts are totally dependent on our ability to raise sufficient capital or find an appropriate partner to proceed and on decisions by the FDA regarding the current clinical hold on Proellex® clinical trials. If the FDA were to lift the clinical hold on Proellex® following the upcoming meeting in September 2009, and if the FDA requires a lower dosage of Proellex® to be used for future clinical trials, the Company would be required to commence Phase 2 studies again with the required lower dosage, thereby resulting in extensive additional costs and delays. The length of time required to complete Phase 1, Phase 2 and Phase 3 clinical trials and long-term Open Label Safety Trials may vary substantially according to factors relating to the particular trial, such as the type arid intended use of the drug candidate, the clinical, trial design and the ability to enroll suitable patients. We have also, in the past, had difficulty recruiting patients into our Proellex® clinical trials primarily due to the various test procedures that are required, including multiple endometrial biopsies. Recruiting patients would likely be even more difficult due to the recent liver toxicity exhibited by Proellex®.

Business Strategy

Our immediate short-term business objective is to concentrate our remaining resources on ensuring the safety of those patients recently discontinued from the suspended Proellex® studies. Pending our ability to obtain sufficient funds to continue our business we plan to focus our clinical program on Androxal® to determine if a clear clinical path can be realized via discussion with the FDA pending completion of "proof of concept" Phase II studies.

Should the FDA permit the resumption of the Proellex® clinical trials, we will assess whether there are sufficient funds available to continue development ourselves of such product candidate or whether such program would be more appropriately funded by a corporate partner.  Therefore, we will continue to explore corporate partnering opportunities for assistance in the clinical development funding and commercialization of our products, as appropriate; however, there can be no assurance that a corporate partnering opportunity will be found.

Risks Affecting Us

Our business is subject to numerous risks as discussed more fully in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008 and the section entitled "Risk Factors" in this quarterly report.  We are exploring various financing alternatives to address our immediate short term liquidity needs. No assurance can be given that we will be successful in obtaining financing on acceptable terms or at all. We anticipate that if we are able to secure financing, that such financing will result in significant dilution of the ownership interests of our current stockholders and may provide certain rights to the new investors senior to the rights of our current stockholders, including but not limited to voting rights and rights to proceeds in the event of a sale or liquidation of the Company. In the event that we are unable to obtain adequate financing to meet our immediate short term liquidity needs, we will pursue other options, including but not limited to, reductions of expenses, sale of the Company, sale or license of a portion or all of our assets, a bankruptcy filing or the liquidation of the Company.

In addition, we have recently suspended dosing in the clinical trials of Proellex®, have not received regulatory approval for any of our product candidates, have not successfully earned any significant commercial revenues from any of our product candidates and may never launch either of our product candidates. If we cannot resume dosing in the clinical trials of Proellex® or do not successfully commercialize any of our product candidates, we will be unable to achieve our business objectives. In addition, the reported results of our clinical trials completed to date may not be indicative of results that will be achieved in later-stage clinical trials involving larger and more diverse patient populations. As of June 30, 2009, we had an accumulated deficit of approximately $162.9 million, accounts payable and accrued expenses of approximately $7.5 million and cash and cash equivalents of $4 million. Our accounts payable and accrued expenses as of August 14, 2009 is significantly higher than it was at the end of the second quarter. In addition, we are reviewing our obligations under our agreements with our contract research organizations to determine the extent of our obligations thereunder. There is a substantial doubt about our ability to continue as a going concern and we expect to continue to incur significant losses over the next several years, and we may never become profitable.  Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Corporate Information

We were organized as a Delaware corporation in August 1987. Our principal executive offices are located at 2408 Timberloch Place, Suite B-7, The Woodlands, Texas, 77380, and our telephone number is (281) 719-3400. We maintain an internet website at www.reprosrx.com.  The information on our website or any other website is not incorporated by reference into this quarterly report and does not constitute a part of this quarterly report. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and all amendments to such reports are made available free of charge through the Investor Relations section of our website as soon as reasonably practicable after they have been filed or furnished with the SEC.

General

The clinical development of pharmaceutical products is a complex undertaking, and many products that begin the clinical development process do not obtain regulatory approval.  The costs associated with our clinical trials may be impacted by a number of internal and external factors, including the recent clinical hold put on our clinical trials relating to Proellex® by the FDA, the number and complexity of clinical trials necessary to obtain regulatory approval, the number of eligible patients necessary to complete our clinical trials and any difficulty in enrolling these patients, and the length of time to complete our clinical trials.  Given the uncertainty of these potential costs, we recognize that the total costs we will incur for the clinical development of our product candidates may exceed our current estimates.  Any failure by us to reestablish safe dosing in the clinical trials of Proellex®, to obtain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations.

As with most biotechnology companies with drug candidates in development, the path to marketing approval by the FDA, and comparable foreign agencies for each such candidate, is long and uncertain. The regulatory process, both domestically and abroad, is a multi-year process with no certainty when and if a drug candidate will be approved for commercial use. The development path for a particular drug candidate typically includes a variety of clinical trials. While we have a general estimate of the timeframe for our clinical trials, the actual anticipated completion dates for each of our drug candidates are uncertain. The length of time for a clinical trial may vary substantially according to factors relating to the particular clinical trial, such as the type and intended use of the drug candidate, the clinical trial design and the ability to enroll suitable patients.  A product may be put on clinical hold by the FDA in order for them to assess the safety of the product, similar to that which has happened with respect to Proellex®, with the result that previous estimates for clinical trial completion and related NDA filings get missed.  In addition, it may be necessary to undertake additional unanticipated clinical trials during the development path, particularly with respect to the recent findings relating to the increase in liver enzymes observed in our Proellex® clinical trials.  Alternatively, many products that are placed on clinical hold by the FDA may never be released from such hold.

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

For a discussion of the risks and uncertainties associated with the timing and costs of completing the development and commercialization of the Company's drug candidates, see the section titled "Item 1A.  Risk Factors" in this quarterly report.

As of June 30, 2009, the Company had an accumulated deficit of $162.9 million, accounts payable and accrued expenses of approximately $7.5 million and cash and cash equivalents of approximately $4.0 million.  Furthermore, as of August 14, 2009, we had approximately $2.7 million in cash and cash equivalents, and the amount of accounts payable and accrued expenses were significantly higher than $7.5 million. We have experienced negative cash flows from operations since inception and have funded our activities to date primarily from equity financings and corporate collaborations.  Based on our current commitments associated with suspending our clinical trials for Proellex® and other existing and projected obligations and expenditures, we believe we do not have sufficient cash to continue normal operations and we will need to raise additional capital immediately in order to continue operations on a normal basis.  In the event that we are unable to obtain adequate financing to meet our immediate short term liquidity needs, we will pursue other options, including but not limited to, additional reductions of expenses, sale of the Company, sale or license of a portion or all of our assets, a bankruptcy filing or the liquidation of the Company.  The uncertainties relating to the foregoing matters raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We have 11 full-time employees that utilize the services of contract research organizations, contract manufacturers and various consultants to assist us in performing clinical and regulatory services for the clinical development of our products.  Effective August 16, 2009, we adopted a 50% salary reduction program for all salaried employees in an effort to reduce expenses while maintaining our current effort without diminution. Such reduction could have a negative impact on our ability to retain our employees.  We are substantially dependent on our various contract groups to adequately perform the activities required to obtain regulatory approval of our products.

We have accumulated net operating losses through June 30, 2009 and the value of the tax asset associated with these accumulated net operating losses can be substantially diminished in value due to various tax regulations, including change in control provisions in the tax code.  Losses have resulted principally from costs incurred in conducting clinical trials for our product candidates, in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts.  There can be no assurance that we will be able to successfully complete the transition from a development stage company to the successful introduction of commercially viable products.  Our ability to achieve profitability will depend, among other things, on successfully completing the clinical development of our products in a reasonable time frame and at a reasonable cost, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others that possess such capabilities, our and our partners' ability to realize value from our research and development programs through the commercialization of those products and raise sufficient funds to finance our activities.  There can be no assurance that we will be able to achieve profitability or that profitability, if achieved, can be sustained.

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

Capitalized Patent and Patent Application Costs

We capitalize the cost associated with building our patent library for Proellex® and Androxal®.  As of June 30, 2009, other assets consist of capitalized patent and patent application costs in the amount of $2,009,000.  Patent costs, which include legal and application costs related to the patent portfolio, are being amortized over 20 years, or the lesser of the legal or the estimated economic life of the patent.  Amortization of patent costs was $13,000 and $5,000 for the three month period ended June 30, 2009 and 2008, respectively and was $25,000 and $8,000 for the six month period ended June 30, 2009 and 2008, respectively.  Of the $2,009,000 in capitalized patents, $957,000 related to Proellex® patents and patent applications and $1,052,000 related to Androxal® patents and patent applications.

We review capitalized patent and patent application costs for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment exists when estimated undiscounted cash flows expected to result from the patent are less than its carrying amount.  The impairment loss recognized represents the excess of the patent cost as compared to its estimated fair value.

Of the $957,000 patent and patent application costs related to Proellex®, approximately $407,000 relate to our Exclusive License Agreement with the NIH.  The Company intends to discuss with the NIH its current financial status and obtain appropriate assurances that the license will not be terminated in order to facilitate a financing, but there can be no assurance that the Company will be successful in its efforts. In the event that any of the conditions contained in the license agreement for termination by the NIH are triggered, the Company's license agreement may be terminated and the Company would incur an impairment loss related to these capitalized patent and patent application costs.

Additionally, due to the Company’s financial situation, the Company concluded that it will no longer seek to protect the specific matter covered in two Proellex® and one Androxal® patent applications and will incur a loss of approximately $224,000 in the third quarter of 2009 to abandon these assets. The remaining capitalized patent and patent application costs were not impacted by the current FDA clinical hold on the Proellex® clinical trials as the patents can continue to be used, outlicensed or sold to third parties.

Should the Company not continue development of Proellex and/or Androxal or should the Company not continue as a going concern, capitalized patent and patent application costs may not be recoverable, which would result in a charge to operating results in the third or subsequent quarters.

Manufacturing Agreement with Gedeon Richter for Proellex

In December 2008, Repros committed to the purchase of at least $3 million of the bulk active ingredient of Proellex® which is to be produced under a new scaled-up amended manufacturing process by Gedeon Richter.  Under this Purchase Request, as amended, the Company paid $750,000 in the first quarter of 2009 and $750,000 in the second quarter of 2009.  As of June 30, 2009, $1.5 million is reflected under Prepaid Expenses and Other Current Assets on the balance sheet.  Repros is obligated to make two additional payments of $750,000 each for the final two batches of Proellex® to be delivered in the third and fourth quarters of 2009.  The remaining two payments are due based upon the delivery of finished product by Gedeon Richter and our acceptance of the finished product, with the first such payment due no sooner than mid August 2009 and the final payment due no sooner than mid January 2010.  As of August 17, 2009 the Company has not received any shipment or accepted any product from Gedeon Richter of material produced from the scaled up process. On June 26, 2009, Gedeon Richter notified Repros that the material produced did not possess the required particle properties under the revised Purchase Request. The Company is in the process of considering whether such non-conforming material may still suit its purposes.  Should we determine that such non-conforming material is acceptable and actually take shipment of it, we may be required to pay Gedeon Richter an additional $750,000 owed upon delivery of the first two batches.  The Company intends to discuss with Gedeon Richter an amendment to the Purchase Request in an effort to reduce its future commitments and resolve the outcome of the non-conforming batches of material.  At such time as we accept such material, we will recognize the prior $1.5 million reflected as Prepaid Expenses and Other Current Expenses as an expense associated with this purchase together with any additional amounts payable.  If the Company is unable to make the remaining payments as required under the terms of this Purchase Request, we may not receive any of the finished product from Gedeon Richter and may not be refunded any of the previously paid $1.5 million reflected under Prepaid Expenses and Other Current Assets on our balance sheet, which may require us to expense the $1.5 million prepaid asset. This Purchase Request provides that all payments made to Gedeon Richter under the Purchase Request will be returned if they can not meet their obligations under this Purchase Request by March 31, 2010. It is anticipated that they will perform under the contract and, therefore, we will not receive reimbursement. See Note 5 to the Consolidated Financial Statements for a complete description of this agreement.

Accrued Expenses

We estimate accrued expenses as part of our process of preparing financial statements. Examples of areas in which subjective judgments may be required include costs associated with services provided by contract organizations for clinical trials, preclinical development and manufacturing of clinical materials.  We accrue for costs incurred as the services are being provided by monitoring the status of the trials or services provided and the invoices received from our external service providers.  In the case of clinical trials, a portion of the estimated cost normally relates to the projected cost to treat a patient in our trials, and we recognize this cost over the estimated term of the study based on the number of patients enrolled in the trial on an ongoing basis, beginning with patient enrollment.  As actual costs become known to us, we adjust our accruals.  To date, our estimates have not differed significantly from the actual costs incurred.  Since the clinical trials for Proellex have been put on clinical hold by the FDA, we have focused our activities on closing down the studies, and obtaining safety evaluations on all patients exiting the clinical trials. It is difficult at this point to ascertain the exact costs associated with such activities.  Subsequent changes in estimates may result in a material change in our accruals, which could also materially affect our balance sheet and results of operations.

R&D Expense

Research and development, or R&D, expenses include salaries and related employee expenses, contracted regulatory affairs activities, insurance coverage for clinical trials and prior product sales, contracted research and consulting fees, facility costs, amortization of capitalized patent costs and internal research and development supplies.  We expense research and development costs in the period they are incurred.  These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform research on our behalf.

Share-Based Compensation

We had two stock-based compensation plans at June 30, 2009, the 2000 Non-Employee Directors' Stock Option Plan, or 2000 Director Plan and the 2004 Stock Option Plan, or 2004 Plan.  We account for our stock-based compensation plans under FASB Statement No. 123(R), "Share-Based Payments" ("SFAS 123(R)").  SFAS 123(R) generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued.  Under SFAS 123(R), we use the Black-Scholes option pricing model to estimate the fair value of our stock options.  Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term.  The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience.  The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options' vesting and contractual expiration dates.  The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option's expected term.

Income Taxes

Our losses from inception to date have resulted principally from costs incurred in conducting clinical trials and in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts.  Under SFAS No. 109, "Accounting for Income Taxes," a net operating loss ("NOL"), requires the recognition of deferred tax assets.  As the Company has incurred losses since inception, and since there is no certainty of future profits, a valuation allowance has been provided in full on our deferred tax assets in the accompanying consolidated financial statements.  If the Company has an opportunity to use this NOL to off-set tax liabilities in the future, the use of this asset would be restricted based on Internal Revenue Service, state and local NOL use guidelines.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  FSP 157-2 "Partial Deferral of the Effective Date of Statement 157" (FSP 157-2), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations.  The implementation of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities did not have a material impact on our consolidated financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (SFAS No. 165).  SFAS No. 165 provides guidance on management's assessment of subsequent events and incorporates this guidance into accounting literature.  SFAS No. 165 is effective prospectively for interim and annual period ending after June 15, 2009.  The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.  Subsequent events have been evaluated through August 17, 2009, which is the date on which the financial statements were issued.

Results of Operations

Comparison of the three-month and six-month periods ended June 30, 2009 and 2008

Revenues and Other Income

Total revenues and other income, which was comprised of interest income for the three month and six month periods ended June 30, 2009 and 2008, decreased 99% to $1,000 for the three month period ended June 30, 2009 as compared to $91,000 for the same period in the prior year and decreased 99% to $4,000 for the six month period ended June 30, 2009 as compared to $359,000 for the same period in the prior year.  The decrease for the three and six month periods ended June 30, 2009 was primarily due to lower combined cash, cash equivalents and marketable securities balances and reduced interest rate yields that have occurred as we moved our cash investments solely into a money market mutual fund.

Research and Development Expenses

Research and development, or R&D, expenses include contracted services relating to our clinical product development activities which include preclinical studies, clinical trials, regulatory affairs and bulk manufacturing scale-up activities and bulk active ingredient purchases for preclinical and clinical trials primarily relating to our two products in clinical development, which are Proellex® and Androxal®.  Research and development expenses also include internal operating expenses relating to our general research and development activities.  R&D expenses increased 42% or approximately $2.3 million to $7.8 million for the three month period ended June 30, 2009 as compared to $5.5 million for the same period in the prior year.  Our primary R&D expenses for the three month periods ended June 30, 2009 and 2008 are shown in the following table (in thousands):

Research and Development	Three-months June 30, 2009	Three-months June 30, 2008	Variance	Change (%)
Proellex® clinical development	$6,754	$3,717	$3,037	82%
Androxal® clinical development	363	1,107	(744)	(67)%
Payroll and benefits	410	249	161	65%
Operating and occupancy	257	402	(145)	(36)%
Total	$7,784	$5,475	$2,309	42%

R&D expenses increased 16% or approximately $1.8 million to $13.5 million for the six month period ended June 30, 2009 as compared to $11.6 million for the same period in the prior year.  Our primary R&D expenses for the six month periods ended June 30, 2009 and 2008 are shown in the following table (in thousands):

Research and Development	Six-months June 30, 2009	Six-months June 30, 2008	Variance	Change (%)
Proellex® clinical development	$11,471	$8,356	$3,115	37%
Androxal® clinical development	710	2,077	(1,367)	(66)%
Payroll and benefits	826	484	342	71%
Operating and occupancy	475	723	(248)	(34)%
Total	$13,482	$11,640	$1,842	16%

To date through June 30, 2009 we have incurred approximately $48.2 million for the development of Proellex® and approximately $14.3 million for the development of Androxal®.  These accumulated costs exclude any internal operating expenses.  Before the recent clinical hold on further Proellex® development we were developing Proellex® for three indications which included a pre-surgical treatment of anemia associated with uterine fibroids, a chronic treatment of symptoms associated with uterine fibroids and as a chronic treatment of symptoms associated with endometriosis.  We are currently developing Androxal® as a treatment for men with low testosterone that want to maintain their fertility.  In addition, we are exploring the feasibility of developing Androxal® as a treatment for type 2 diabetes.  Prior to 2008, we were developing Androxal® as a treatment for men with low testosterone due to secondary hypogonadism.

Androxal®

Androxal® clinical development expenses decreased 67% or approximately $744,000 to $363,000 for the three month period ended June 30, 2009 as compared to $1.1 million for the same period in the prior year.  The decrease in Androxal® clinical development expenses is shown in the following table (in thousands):

Androxal® Clinical Development	Three-months June 30, 2009	Three-months June 30, 2008	Variance	Change (%)
Clinical trials	$297	$674	$(377)	(56)%
Preclinical studies	24	306	(282)	(92)%
Formulation and dosage	10	111	(101)	(91)%
Other	32	16	16	100%
Total	$363	$1,107	$(744)	(67)%

Androxal® clinical development expenses decreased 66% or approximately $1.4 million to $710,000 for the six month period ended June 30, 2009 as compared to $2.1 million for the same period in the prior year.  The decrease in Androxal® clinical development expenses is shown in the following table (in thousands):

Androxal® Clinical Development	Six-months June 30, 2009	Six-months June 30, 2008	Variance	Change (%)
Clinical trials	$356	$910	$(554)	(61)%
Preclinical studies	282	1,024	(742)	(72)%
Formulation and dosage	10	125	(115)	(92)%
Other	62	18	44	244%
Total	$710	$2,077	$(1,367)	(66)%

Prior to 2008 we were developing Androxal® as a treatment for testosterone deficiency due to secondary hypogonadism by restoring normal testosterone production in males with functional testes.  As a result of a Type "C" meeting held with the Food and Drug Administration, or FDA, on October 15, 2007 we believe that we do not have a clear clinical path to develop Androxal® for this indication in the U.S. at this time and discontinued clinical efforts for that indication except for the continuation of a long-term Open Label Safety study that was already underway and we believe could be used as safety data for our other indications.  During 2008 we initiated a clinical development program with Androxal® as a treatment for men being treated for low testosterone that want to maintain their fertility.

Clinical trial expenses during the three and six month periods ended June 30, 2009 primarily reflect a Phase 2b proof-of-concept clinical trial.  Clinical trial expenses during the three and six month periods ended June 30, 2008 primarily reflect a long-term Open Label Safety study.  Preclinical study expenses for both three and six month periods ended June 30, 2009 and 2008 reflect animal safety activities required by the FDA to file a NDA.

Proellex®

Proellex® clinical development expenses increased 82% or approximately $3.0 million to $6.8 million for the three month period ended June 30, 2009 as compared to $3.7 million for the same period in the prior year.  The increase in Proellex® clinical development expenses is shown in the following table (in thousands):

Proellex® Clinical Development	Three-months June 30, 2009	Three-months June 30, 2008	Variance	Change (%)
Clinical trials	$6,081	$2,842	$3,239	114%
Preclinical studies	222	537	(315)	(59)%
Formulation and dosage	125	294	(169)	(57)%
Other	326	44	282	641%
Total	$6,754	$3,717	$3,037	82%

Proellex® clinical development expenses increased 37% or approximately $3.1 million to $11.5 million for the six month period ended June 30, 2009 as compared to $8.4 million for the same period in the prior year.  The increase in Proellex® clinical development expenses is shown in the following table (in thousands):

Proellex® Clinical Development	Six-months June 30, 2009	Six-months June 30, 2008	Variance	Change (%)
Clinical trials	$10,144	$6,500	$3,644	56%
Preclinical studies	445	1,280	(835)	(65)%
Formulation and dosage	467	405	62	15%
Other	415	171	244	143%
Total	$11,471	$8,356	$3,115	37%

Prior to 2008 we were developing Proellex® for two indications which included a chronic treatment of symptoms associated with uterine fibroids and endometriosis.  During the first quarter of 2008 we filed an IND with Proellex® for a new indication as a short course pre-surgical treatment of anemia associated with uterine fibroids.  Proellex® clinical expenses for the three and six month periods ended June 30, 2009 and 2008 include Phase 1, Phase 2, Phase 3 and long-term Open Label Safety study activities.

Preclinical study expenses reflect animal safety activities required by the FDA to file a NDA.  Formulation and dosage expenses reflect activities associated with the bulk scale-up and purchase of active drug to conduct clinical trials and to meet any potential future NDA submission requirements.

On August 3, 2009, we suspended all ongoing clinical trials of Proellex® pending resolution of certain safety issues relating to such trials as described more fully above.

Payroll and Benefits

R&D payroll and benefit expenses include salaries, non-cash stock option compensation expense and fringe benefits which increased 65% or approximately $161,000 to $410,000 for the three month period ended June 30, 2009 as compared to $249,000 for the same period in the prior year.  This increase is primarily due to an increase in headcount and an increase in non-cash stock option compensation of $66,000. Included in payroll and benefit expense is a charge for non-cash stock option expense of $148,000 for the three month period ended June 30, 2009 as compared to $82,000 for the same period in the prior year.

R&D payroll and benefit expenses increased 71% or approximately $342,000 to $826,000 for the six month period ended June 30, 2009 as compared to $484,000 for the same period in the prior year.  This increase is primarily due to an increase in headcount and an increase in non-cash stock option compensation of $140,000. Included in payroll and benefit expense is a charge for non-cash stock option expense of $290,000 for the six month period ended June 30, 2009 as compared to $150,000 for the same period in the prior year.

Operating and Occupancy

R&D operating and occupancy decreased 36% or approximately $145,000 to approximately $257,000 for the three month period ended June 30, 2009 as compared to $402,000 for the same period in the prior year.  The decrease is primarily due to a decrease in clinical development related consulting expenses of approximately $96,000 and a decrease in travel related expenses of $50,000.

R&D operating and occupancy decreased 34% or approximately $248,000 to approximately $475,000 for the six month period ended June 30, 2009 as compared to $723,000 for the same period in the prior year.  The decrease is primarily due to a decrease in clinical development related consulting expenses of approximately $167,000 and a decrease in travel expenses of $63,000.

General and Administrative Expenses

General and administrative expenses, or G&A, increased 60% to approximately $1.1 million for the three month period ended June 30, 2009 as compared to $689,000 for the same period in the prior year.  Our primary G&A expenses for the three month period ended June 30, 2009 and 2008 are shown in the following table (in thousands):

General and Administrative	Three-months June 30, 2009	Three-months June 30, 2008	Variance	Change (%)
Payroll and benefits	$620	$336	$284	85%
Operating and occupancy	485	353	132	37%
Total	$1,105	$689	$416	60%

G&A payroll and benefit expense include salaries, bonuses, non-cash stock option compensation expense and fringe benefits.  Included in payroll and benefit expense is a charge for non-cash stock option expense of $253,000 for the three month period ended June 30, 2009 as compared to $117,000 for the same period in the prior year.  Additionally, salaries for the three month period ended June 30, 2009 were $325,000 as compared to $192,000 for the same period in the prior year.  The increase in salaries is primarily due to an increase in headcount.

G&A operating and occupancy expenses, which include expenses to operate as a public company, increased 37% or approximately $132,000 to $485,000 for the three month period ended June 30, 2009 as compared to $353,000 for the same period in the prior year.  The increase is primarily due to an increase in legal and consulting services of $88,000 and an increase in travel expenses of $25,000.

General and administrative expenses, or G&A, increased 46% to approximately $2.2 million for the six month period ended June 30, 2009 as compared to $1.5 million for the same period in the prior year.  Our primary G&A expenses for the six month period ended June 30, 2009 and 2008 are shown in the following table (in thousands):

General and Administrative	Six-months June 30, 2009	Six-months June 30, 2008	Variance	Change (%)
Payroll and benefits	$1,094	$682	$412	60%
Operating and occupancy	1,071	803	268	33%
Total	$2,165	$1,485	$680	46%

G&A payroll and benefit expense include salaries, bonuses, non-cash stock option compensation expense and fringe benefits.  Included in payroll and benefit expense is a charge for non-cash stock option expense of $445,000 for the six month period ended June 30, 2009 as compared to $241,000 for the same period in the prior year.  Additionally, salaries for the six month period ended June 30, 2009 were $563,000 as compared to $384,000 for the same period in the prior year.  The increase in salaries is primarily due to an increase in headcount.

G&A operating and occupancy expenses, which include expenses to operate as a public company, increased 33% or approximately $268,000 to $1.1 million for the six month period ended June 30, 2009 as compared to $803,000 for the same period in the prior year.  The increase is primarily due to an increase in legal and consulting services of $196,000 and an increase in travel expenses of $59,000.

Off-Balance Sheet Arrangements

As of June 30, 2009, the only off-balance sheet arrangement we have is the operating lease relating to our facility.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from private placements and public offerings of equity securities and with funds received under collaborative agreements.  We have experienced negative cash flows from operations since inception and have funded our activities to date primarily from equity financings and corporate collaborations.  We will require substantial funds for research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if appropriate, if the FDA or other regulatory approvals are obtained.  Based on our existing and projected accounts payable and commitments, we believe we do not have sufficient cash to continue normal operations and need to raise additional capital immediately in order to continue operations on a normal basis.  In the event that we are unable to obtain adequate financing to meet our immediate short term liquidity needs, we will pursue other options, including but not limited to, additional reductions of expenses, sale of the Company, sale or license of a portion or all of our assets, a bankruptcy filing or the liquidation of the Company.

On October 2, 2008, we completed a direct registered offering of 2.4 million shares of our common stock at a purchase price of $6.50 per share for net proceeds after expenses of approximately $15.6 million pursuant to an effective shelf registration statement.

In November 2008, we filed a Form S-3 shelf registration statement (Reg. No. 333-155265) to register up to 6,282,052 shares of our common stock, which includes 1,282,052 shares related to certain purchase options related to the offering described above and an additional 5 million shares for future offerings.  This registration statement was declared effective on November 26, 2008 and remains effective for three years after such date unless earlier terminated or expired. However, due to the decline in the Company’s stock price and the Company’s resulting market capitalization, after June 30, 2009, and based on the rules applicable to Form S-3, the Company is not able to utilize such shelf registration statement for a period of time after August 28, 2009 assuming our stock price remains at or near current levels. The amount of funds that the Company can raise under such shelf registration is also limited, given the current stock price of the Company’s common stock and the fact that there are only 5,000,000 shares available for issuance in connection with a potential financing.

Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses.  We had cash and cash equivalents of approximately $4.0 million as of June 30, 2009 as compared to cash, cash equivalents and marketable securities of $19.5 million as of December 31, 2008.

Net cash of approximately $15.2 million and $11.9 million was used in operating activities during the six month period ended June 30, 2009 and 2008, respectively.  The major use of cash for operating activities during the second quarter of 2009 was to fund our clinical development programs and associated administrative costs.

Our capital requirements will depend on many factors, including: the costs associated with the suspension of dosing in our clinical trials relating to Proellex® and the potential costs to reestablish the dosing in such clinical trials should the FDA’s clinical hold be lifted; the costs and timing of seeking regulatory approvals of our products; our ability to reduce or renegotiate our existing accounts payable and accrued expenses with our consultants and vendors; the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of our preclinical and clinical activities; the costs associated with any future collaborative research, manufacturing, marketing or other funding arrangements; our ability to obtain regulatory approvals; the success of our potential future sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; changes in economic, regulatory or competitive conditions of our planned business; and additional costs associated with being a publicly-traded company. To satisfy our capital requirements, we are exploring ways to immediately raise additional funds.  Our announcements regarding the liver toxicity in our Proellex® clinical trials have significantly depressed our stock price and, these announcements, along with the clinical hold imposed by the FDA, receipt of the Nasdaq letter regarding our failure to meet the current Nasdaq listing requirements and recent announcement of the class action lawsuit have severely impaired our ability to raise additional capital funds or to outlicense the technology to where it could be difficult or impossible for us to raise any additional capital.  There can be no assurance that any such funding will be available to us on favorable terms or at all.  If we are successful in obtaining additional financing, we anticipate that such financing will result in significant dilution of the ownership interests of our current stockholders and may provide certain rights to the new investors senior to the rights of our current stockholders, including but not limited to voting rights and rights to proceeds in the event of a sale or liquidation of the Company.  The uncertainties relating to the foregoing matters raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We had cash and cash equivalents of approximately $4.0 million at June 30, 2009 which is held in an account backed by U.S. government securities.  Although this cash account is subject to fluctuations in interest rates and market conditions, no significant gain or loss on this account is expected to be recognized in earnings.  We do not invest in derivative securities.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting

In connection with the evaluation described above, we identified no change in internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On August 7, 2009,  R.M. Berry filed a putative class action lawsuit naming the Company, Joseph Podolski, Paul Lammers, and Louis Ploth, Jr. as defendants.  The lawsuit is pending in the United States District Court for the Southern District of Texas, Houston Division.  The lawsuit, styled R.M. Berry, on Behalf of Himself and all Others Similarly Situated v. Repros Therapeutics, Inc., Joseph Podolski, Paul Lammers, and Louis Ploth, Jr., alleges that the defendants made certain misleading statements related to the Company’s Proellex drug.  Among other claims, the lawsuit contends that the defendants misrepresented the side effects of the drug related to liver function, and the risk that these side effects could cause a suspension of clinical trials of Proellex. The lawsuit seeks to establish a class of shareholders allegedly harmed by the misleading statements, and asserts causes of action under the Securities Exchange Act of 1934.  To date, no proceedings of any kind have occurred in the lawsuit, and an estimate of the possible loss or range of loss in connection with the lawsuit cannot be made.  On August 14, 2009, a lawsuit making similar allegations and naming the same defendants was also filed in the United States District Court for the Southern District of Texas.  This suit is styled Josephine Medina, Individually and On Behalf of all Others Similarly Situated v. Repros Therapeutics, Inc., Joseph Podolski, Paul Lammers, and Louis Ploth, Jr.  To date, no proceedings of any kind have occurred in the lawsuit, and an estimate of the possible loss or range of loss in connection with the lawsuit cannot be made.  The Company has retained counsel to assist it in defending both these action.

On August 10, 2009, a vendor of the Company filed a lawsuit naming the Company as a defendant.  The lawsuit claims the Company owes it $147,000 in accordance with the terms of its agreement with the Company.  To date, no proceedings of any kind have occurred in the lawsuit, and an estimate of the possible loss or range of loss in connection with the lawsuit cannot be made.  The Company has retained counsel to assist it in defending this action.

Our issued patents and patent applications for Androxal® relate to methods and compositions for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men.  Androxal® (the trans-isomer of clomiphene) is purified from clomiphene citrate.  A third party individual holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto.  In our prior filings with the SEC, we have described our request to the U.S. Patent and Trademark Office, or PTO, for re-examination of one of these patents based on prior art.  The third party amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims are patentable in view of those publications under consideration and a re-examination certificate was issued.  However, we believe that the amended claims are invalid based on additional prior art publications, and its request for re-examination by the PTO in light of a number of these additional publications and other publications cited by the PTO, has been granted.  All of the claims challenged by us have been finally rejected in the re-examination and the patent holder has appealed the rejections to the PTO Board of Patent Appeals and Interferences.  An oral hearing was held on July 15, 2009, and no decision has been rendered following the oral hearing as of the date of this quarterly report.  We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO.  Nevertheless, there is no assurance that either patent will ultimately be found invalid over the prior art.  If such patents are not invalidated by the PTO, we may be required to obtain a license from the holder of such patents in order to develop Androxal® further or attempts may be made to undertake further legal action to invalidate such patents.  If such licenses were not available on acceptable terms, or at all, we may not be able to successfully commercialize or out-license Androxal®.

Item 1A. Risk Factors

Other than the additional risk factors included below, there were no material changes from the risk factors previously disclosed in the registrant’s Form 10-K for the fiscal year ended December 31, 2008 in response to “Item 1A. Risk Factors” to Part I of Form 10-K.

Our ability to continue as a going concern requires that we raise additional funds immediately, without which we will need to cease our business operations and begin bankruptcy or liquidation proceedings.

Our ability to continue as a going concern is dependent upon our ability to obtain immediate financing, our ability to control our operating expenses and our ability to achieve a level of revenues adequate to support our capital and operating requirements. In particular, we are exploring various financing alternatives to address our immediate short term liquidity needs. No assurance can be given that we will be successful in obtaining financing on acceptable terms or at all.  We anticipate that if we are able to secure financing, that such financing will result in significant dilution of the ownership interests of our current stockholders and may provide certain rights to the new investors senior to the rights of our current stockholders, including but not limited to voting rights and rights to proceeds in the event of a sale or liquidation of the Company. The current FDA clinical hold of our clinical trials for Proellex® will make it more difficult for us to obtain additional financing. In addition, the recently filed class action lawsuit will make our ability to raise funds even more difficult. As described above, we expect to continue to incur significant losses for the foreseeable future, and we may never achieve or sustain profitability. In the event that we are unable to obtain adequate financing to meet our immediate short term liquidity needs, we will need to cease our business operations and begin bankruptcy or liquidation proceedings.

We may need to seek protection under the provisions of the U.S. Bankruptcy Code, and in that event, it is unlikely that stockholders would receive any value for their shares.

We have not generated any significant revenues to date, and we have incurred losses in each year since our inception. As of June 30, 2009, we had approximately $4.0 million in cash and cash equivalents and our accounts payable and accrued expenses were approximately $7.5 million. Furthermore, as of August 14, 2009, we had approximately $2.7 million in cash and cash equivalents. Our accounts payable and accrued expenses as of August 14, 2009 is significantly higher than it was at the end of the second quarter. Several vendors have ceased performing any work for us and have recently notified the Company of claims, which includes amounts due upon termination of work, and in one case filed suit against us for payment of $147,000, which such vendor claims it is owed under their agreement with the Company. We have a dispute with one clinical research organization regarding the billings and suitability of work provided to the Company. These billings are not reflected in these financial statements. We are investigating such invoices and claims. In addition, we are reviewing our obligations under our agreements with our contract research organizations to determine the extent of our obligations thereunder. As a result, the  amount of cash on hand is not sufficient to continue to fund our ongoing clinical trials of Androxal®, complete all necessary activities relating to the suspension of our clinical trial program for Proellex®, pay our accounts payable and accrued expenses as well as our normal corporate overhead and expenses. We cannot assure you that any actions that we take would raise or generate sufficient capital to fully address the uncertainties of our financial position. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. If we are unable to settle our obligations to our creditors or if we are unable to obtain financing to support continued satisfaction of our obligations, we may need to seek protection under the provisions of the U.S. Bankruptcy Code. In that event, we may seek to reorganize our business, or we or a trustee appointed by the court may be required to liquidate our assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If we needed to liquidate our assets, we would likely realize significantly less from them than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to any secured and unsecured creditors before any funds would be available to pay our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we were required to liquidate under the federal bankruptcy laws, it is highly unlikely that stockholders would receive any value for their shares.

In addition, the Company’s Exclusive License Agreement, as amended, with the National Institutes of Health (NIH) dated April 16, 1999 relating to Proellex® requires that the Company raise no less than $6,000,000 on or before September 30, 2009, and additionally provides that the license may be terminated by the NIH immediately upon notice to the Company following a filing of a petition in bankruptcy or a letter from the Company to the NIH stating that it is insolvent.  The Company intends to discuss with the NIH its current financial status and obtain appropriate assurances that the license will not be terminated in order to facilitate a financing, but there can be no assurance that the Company will be successful in its efforts. In the event that any of the conditions contained in the license agreement for termination by the NIH are triggered, the Company's license agreement may be terminated and the Company would lose its exclusive rights to Proellex®.  Any such termination of the license agreement could have a material adverse effect on the Company's operations, and in such event, the value of your stockholdings in the Company would be materially adversely affected.

We have identified a dose-related increase in liver enzymes in Proellex® clinical trial patients, leading to the suspension of Proellex® studies and the FDA's notice of clinical hold on all Proellex® clinical trials.

In our clinical trials program for Proellex®, we identified a dose-related increase in liver enzymes in a limited number of patients that resulted in our decision to suspend all clinical trials relating to Proellex®.  Shortly thereafter, the FDA placed all Proellex® clinical studies on hold.  There can be no assurance whether and when the FDA will remove the clinical hold; whether Proellex® can be further developed, financed or commercialized in a timely manner without significant additional studies or patient data or significant expense; and whether any future development will be sufficient to support product approval.  If we are unable to resolve the FDA's concerns, we will not be able to proceed further to obtain regulatory approval for Proellex®.

We have no clear clinical path for Androxal® at this time.

We are developing Androxal® for men of reproductive age with low testosterone levels who want to maintain their fertility while being treated for their low testosterone condition. During the second quarter of 2008, we initiated a Phase 2b proof-of-concept clinical trial in which we are monitoring the effects of Androxal® on male fertility and testicular function in patients being treated for low testosterone as compared to Testim®, a popular marketed topical testosterone medication. We anticipate holding a meeting with the FDA during the second half of 2009, provided that sufficient funds can be raised to continue development of this product. Given that there is already an acceptable treatment regimen for men with low testosterone, there is significant uncertainty as to whether or not an additional approach such as Androxal® would be approved by the FDA or accepted in the market. At this time it is too early in the clinical development process to estimate when or even if an NDA for Androxal® will be submitted for this indication.

We are  currently not in compliance with NASDAQ rules for continued listing on the NASDAQ Global Market and are at risk of being delisted, which may subject us to the SEC’s penny stock rules and decrease the liquidity of our common stock.

On August 7, 2009, we received notice from The NASDAQ Stock Market that the market value of our listed securities has been below the minimum $50,000,000 requirement for continued inclusion by NASDAQ Listing Rule 5450(b)(2)(A).  We have been provided until November 5, 2009 to regain compliance.  If we do not demonstrate compliance by such date, our securities will be delisted from The NASDAQ Global Market.

If we are delisted from The NASDAQ Global Market, and are unsuccessful in moving to The Nasdaq Capital Market, our common stock may be traded over-the-counter on the OTC Bulletin Board or in the “pink sheets.”  These alternative markets, however, are generally considered to be less efficient than The NASDAQ Global Market.  Many over-the-counter stocks trade less frequently and in smaller volumes than securities traded on the NASDAQ markets, which would likely have a material adverse effect on the liquidity of our common stock.

If our common stock is delisted from The NASDAQ Global Market, there may be a limited market for our stock, trading in our stock may become more difficult and our share price could decrease even further.  In addition, if our common stock is delisted, our ability to raise additional capital may be impaired.

In addition, our common stock may become subject to penny stock rules.  The SEC generally defines “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  We are not currently subject to the penny stock rules because our common stock qualifies for an exception to the SEC’s penny stock rules for companies that have an equity security that is quoted on The NASDAQ Stock Market.  However, if we were delisted, our common stock would become subject to the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell our common stock.  If our common stock were considered penny stock, the ability of broker-dealers to sell our common stock and the ability of our stockholders to sell their shares in the secondary market would be limited and, as a result, the market liquidity for our common stock would be adversely affected.  We cannot assure that trading in our securities will not be subject to these or other regulations in the future.

The Company and certain of its officers and directors were named as a party in a class action lawsuit which could result in a material adverse affect on our business and financial condition.

The Company and certain of its officers were named as a party in a shareholder class action lawsuit alleging, among other things, that the Company and such officers violated certain provisions of the Securities Exchange Act of 1934 by issuing materially false and misleading press releases regarding the results of clinical trials for its drug Proellex.  Our bylaws require us to indemnify our officers in certain proceedings, subject to certain limited exceptions. In addition, each of our directors has an indemnification agreement with the Company providing for certain additional indemnification benefits for such persons in the event of a lawsuit.  As a result of the class action lawsuit, we are obligated to pay for certain costs and expenses of our officers and directors and may be liable for substantial damages, costs and expenses if such class action is successful.  Such litigation could also divert the attention of our management and our resources in general from day-to-day operations.  Further, it is possible that additional claims beyond those that have already been filed will be brought by the current plaintiffs or by others in an effort to seek monetary relief from us.

Additionally, such class action lawsuit is covered by the Company's director and officer insurance policy.  In the event there is an adverse judgment against the Company in such lawsuit, the Company's insurance coverage may not be adequate to cover such judgment and the Company's cash position may not be sufficient to satisfy such judgment. Such adverse judgment could have a material and adverse affect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

The 2009 Annual Meeting of the Company's stockholders was held on May 20, 2009 to consider and vote upon the following proposals:

(1) Election of Directors.  The following individuals were nominated and elected as directors, with the following number of shares voted for and withheld with respect to each director.

	For	Withheld
Joseph S. Podolski	13,840,092	94,591
Mark Lappe	13,834,896	99,787
Daniel F. Cain	13,830,853	103,830
Jean Fourcroy, M.D., Ph.D., M.P.H.	13,834,975	99,708
Stephen B. Howell, M.D.	13,835,467	99,216
Nola Masterson	13,688,460	246,223
John C. Reed, M.D., Ph.D.	13,701,666	233,017

(2) To consider and act upon a proposal to amend our 2004 Stock Option Plan, as amended, to increase the number of shares of common stock issuable under the 2004 Stock Option Plan, as amended, by 1,000,000 shares;

For  8,809,146          Against 376,504          Abstain  37,420          Non-Votes 4,711,611

(3)  To consider and act upon a proposal to amend our 2000 Non-Employee Directors' Stock Option Plan, as amended, to increase the number of shares of common stock issuable under the 2000 Non-Employee Directors' Plan, as amended, by 500,000 shares;

For 8,798,573          Against  383,531          Abstain   40,966          Non-Votes 4,711,613

(4) To ratify the election of PricewaterhouseCoopers LLP as the Company's registered independent public accounting firm for the fiscal year-ended December 31, 2009.

For 13,614,350                        Against   235,243                      Abstain   85,090

Item 5.  Other Information

None

Item 6.    Exhibits

3.1(a)	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form SB-2 (No. 33-57728-FW), as amended ("Registration Statement")).
3.1(b)
Certificate of Amendment to the Company's Restated Certificate of Incorporation, dated as of May 2, 2006 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission (the "Commission") on May 2, 2006).

3.1(c)
Certificate of Amendment to the Company's Restated Certificate of Incorporation, as amended, dated as of December 16, 2008 (incorporated by reference to Exhibit 3.1(d) to the Company's Current Report on Form 8-K as filed with the Commission on December 23, 2008).

3.1(d)
Certificate of Designation of Series One Junior Participating Preferred Stock dated September 2, 1999 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company's Registration Statement on Form 8-A as filed with the Commission on September 3, 1999).

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

Date: August 17, 2009
	By:	/s/ Joseph S. Podolski
Joseph S. Podolski
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 17, 2009
	By:	/s/ Louis Ploth, Jr.
Louis Ploth, Jr.
Chief Financial Officer, Director and Secretary
(Principal Financial and Accounting Officer)