Form 10-Q/A
period 2009-06-30
REPROS THERAPEUTICS INC.
filed 2009-08-18
CIK 897075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  001-15281

REPROS THERAPEUTICS INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	2408 Timberloch Place, Suite B-7	76-0233274
(State or other jurisdiction of	The Woodlands, Texas 77380	(IRS Employer
incorporation or organization)	(Address of principal executive offices and zip code)	Identification No.)

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

Explanatory Note

This Amendment No. 1 to the Repros Therapeutics Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 is being filed for the sole purpose of correcting the title in the signature line of Louis Ploth, Jr. on the signature page.  No other changes are being made.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPROS THERAPEUTICS INC.

Date: August 18, 2009
	By:	/s/ Joseph S. Podolski
Joseph S. Podolski
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 18, 2009
	By:	/s/ Louis Ploth, Jr.
Louis Ploth, Jr.
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)