Form 10-Q
period 2009-09-30
REPROS THERAPEUTICS INC.
filed 2009-11-09
CIK 897075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  001-15281

REPROS THERAPEUTICS INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	2408 Timberloch Place, Suite B-7	76-0233274
(State or other jurisdiction of	The Woodlands, Texas 77380	(IRS Employer
incorporation or	(Address of principal executive offices	Identification No.)
organization)	and zip code)

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

As of November 6, 2009, there were outstanding 25,538,598 shares of Common Stock, par value $.001 per share, of the Registrant.

REPROS THERAPEUTICS INC.
(A development stage company)

For the Quarter Ended September 30, 2009

INDEX

Page
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS	3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	4

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	5
Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2009 and 2008 and from Inception (August 20, 1987) through September 30, 2009	6
Unaudited Condensed Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2009	7
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 and from Inception (August 20, 1987) through September 30, 2009	8
Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	34
Item 4. Controls and Procedures	34

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	35
Item 1A. Risk Factors	36
Item 4. Submission of Matters to a Vote of Security Holders	39
Item 5. Other Information	39
Item 6. Exhibits	39

SIGNATURES	41

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The words "may," "anticipate," "believe," "expect," "estimate," "project," "suggest," "intend" and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, suggested or intended.  These risks and uncertainties include risks associated with the Company's ability to continue as a going concern and to immediately raise additional capital on acceptable terms or at all; its ability to avoid bankruptcy; its ability to successfully defend itself in the recently filed class action lawsuits; its ability to  maintain its listing on any NASDAQ  Market; the removal of the current clinical hold on further clinical trials for Proellex® by the Food and Drug Administration, or FDA, and the reestablishment of safe dosing in clinical trials for Proellex®; having available funding for the continued development of Proellex® and Androxal®; uncertainty related to the Company's ability to obtain approval of the Company's products by the FDA and regulatory bodies in other jurisdictions; whether a clear clinical path for Androxal® can be realized; uncertainty relating to the Company's patent portfolio and license rights to such patents; and other risks and uncertainties described in the Company's filings with the Securities and Exchange Commission.  For additional discussion of such risks, uncertainties and assumptions, see "Item 1. Business" and "Item 1A. Risk Factors" and "Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included elsewhere in this quarterly report on Form 10-Q.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

The following unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair statement of the interim periods presented have been included.  Subsequent events have been evaluated through November 9, 2009, which is the date on which the financial statements were issued. The year-end balance sheet data was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States of America.  Operating results for the three-month and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands except share and per share amounts)

	September 30,	December 31,
	2009	2008

ASSETS

Current Assets
Cash and cash equivalents	$2,547	$19,470
Prepaid expenses and other current assets	278	1,392
Total current assets	2,825	20,862
Fixed assets, net	16	28
Other assets, net	1,109	1,713
Total assets	$3,950	$22,603

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$11,554	$5,132
Accrued expenses	681	1,857
Total current liabilities	12,235	6,989

Commitments and contingencies (note 5)

Stockholders' Equity
Undesignated Preferred Stock, $.001 par value, 5,000,000
shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 30,000,000 shares
authorized, 18,614,439 and 17,111,939 shares issued, respectively
and 16,677,404 and 15,174,904 shares outstanding, respectively	19	17
Additional paid-in capital	170,773	168,787
Cost of treasury stock, 1,937,035 shares	(5,948)	(5,948)
Deficit accumulated during the development stage	(173,129)	(147,242)
Total stockholders' equity	(8,285)	15,614
Total liabilities and stockholders' equity	$3,950	$22,603

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except per share amounts)

					From Inception
					(August 20, 1987)
					through
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,
	2009	2008	2009	2008	2009

Revenues
Licensing fees	$-	$-	$-	$-	$28,755
Product royalties	-	-	-	-	627
Research and development grants	-	-	-	-	1,219
Interest income	-	45	4	405	16,297
Gain on disposal of fixed assets	-	-	-	-	102
Other Income	-	-	-	-	35
Total revenues and other income	-	45	4	405	47,035
Expenses
Research and development	8,282	5,874	21,765	17,514	169,033
General and administrative	1,962	750	4,126	2,236	41,400
Interest expense and amortization
of intangibles	-	-	-	-	388
Total expenses	10,244	6,624	25,891	19,750	210,821

Loss from continuing operations	(10,244)	(6,579)	(25,887)	(19,345)	(163,786)
Loss from discontinued operations	-	-	-	-	(1,828)
Gain on disposal of discontinued operation	-	-	-	-	939
Net loss before cumulative effect of
change in accounting principle	(10,244)	(6,579)	(25,887)	(19,345)	(164,675)
Cumulative effect of change in accounting
principle	-	-	-	-	(8,454)
Net loss	$(10,244)	$(6,579)	$(25,887)	$(19,345)	$(173,129)

Loss per share - basic and diluted:	$(0.66)	$(0.51)	$(1.69)	$(1.51)

Weighted average shares used in loss per share calculation:
Basic	15,503	12,775	15,286	12,775
Diluted	15,503	12,775	15,286	12,775

The accompanying notes are an integral part of these consolidated financial statements.

Repros Therapeutics, Inc. and Subsidiary
(A development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited and in thousands except share and per share amounts)

						Deficit
						Accumulated
			Additional			During the	Total
	Common Stock		Paid-in	Treasury Stock		Development	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Stage	Equity
Balance at December 31, 2008	17,111,939	$17	$168,787	1,937,035	$(5,948)	$(147,242)	$15,614
Exercise of stock option to purchase common stock for cash @ $3.71 per share	2,500	-	9	-	-	-	9
Issuance of 1,500,000 shares of common stock at $0.65 per share September 11, 2009, net of offering costs of $106	1,500,000	2	867	-	-	-	869
Stock based option compensation	-	-	1,110	-	-	-	1,110
Net loss	-	-	-	-	-	(25,887)	(25,887)
Balance at September 30, 2009	18,614,439	$19	$170,773	1,937,035	$(5,948)	$(173,129)	$(8,285)

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

			From Inception
			(August 20, 1987)
			through
	Nine Months Ended September 30,		September 30,
	2009	2008	2009

Cash Flows from Operating Activities
Net loss	$(25,887)	$(19,345)	(173,129)
Gain on disposal of discontinued operations	-	-	(939)
Gain on disposal of fixed assets	-	-	(102)
Adjustments to reconcile net loss to net cash
used in operating activities:
Noncash financing costs	-	-	316
Noncash inventory impairment	-	-	4,417
Noncash patent impairment/abandoment	989	-	2,328
Noncash decrease in accounts payable	-	-	(1,308)
Depreciation and amortization	51	32	3,933
Noncash stock-based compensation	1,110	613	6,467
Common stock issued for agreement not to
compete	-	-	200
Series B Preferred Stock issued for consulting
services	-	-	18
Changes in operating assets and liabilities
(net effects of purchase of businesses in 1988 and 1994):
Increase in receivables	-	-	(199)
Increase in inventory	-	-	(4,447)
Decrease (increase) in prepaid expenses and other
current assets	1,114	(418)	24
Increase in accounts payable and
accrued expenses	5,246	2,675	13,430
Net cash used in operating activities	(17,377)	(16,443)	(148,991)

Cash Flows from Investing Activities
Change in trading marketable securities	-	24,124	(191)
Capital expenditures	-	(4)	(2,371)
Purchase of technology rights and other assets	(424)	(423)	(4,194)
Proceeds from sale of PP&E	-	-	225
Cash acquired in purchase of FTI	-	-	3
Proceeds from sale of subsidiary, less
$12,345 for operating losses during
1990 phase-out period	-	-	138
Proceeds from sale of the assets of FTI	-	-	2,250
Increase in net assets held for disposal	-	-	(213)
Net cash provided by (used in) investing activities	(424)	23,697	(4,353)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of
offering costs	869	-	151,884
Exercise of stock options	9	-	372
Proceeds from a shareholder transaction	-	327	327
Proceeds from issuance of preferred stock	-	-	23,688
Purchase of treasury stock	-	-	(21,487)
Proceeds from issuance of notes payable	-	-	2,839
Principal payments on notes payable	-	-	(1,732)
Net cash provided by financing activities	878	327	155,891
Net increase (decrease) in cash and cash equivalents	(16,923)	7,581	2,547
Cash and cash equivalents at beginning of period	19,470	1,779	-
Cash and cash equivalents at end of period	$2,547	$9,360	$2,547

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

NOTE 1  —  Organization, Operations and Liquidity

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

As of September 30, 2009, we had accumulated losses of $173.1 million, approximately $2.5 million in cash and cash equivalents, and our accounts payable and accrued expenses were approximately $12.2 million.  As a result of the October 29, 2009 settlement agreement with certain  of our creditors to issue them shares of our common stock and cash as payment in full for our then-outstanding liabilities with such creditors (as described below), subsequent to September 30, 2009 we have reduced the amount of our accounts payable and accrued expenses by approximately $8.9 million.  Notwithstanding, the amount of cash on hand is not sufficient to continue to fund our ongoing clinical trials of Androxal®, complete all necessary activities relating to the suspension of our clinical trial program for Proellex®, and pay our accounts payable and accrued expenses as well as our normal corporate overhead and expenses.

Effective August 16, 2009, we adopted a 50% salary reduction program for all salaried employees in an effort to reduce expenses while maintaining our current effort without diminution.  Since then we have also reduced our employee headcount to 5 full time employees as of November 9, 2009.

On September 11, 2009, we completed a direct registered offering of 1.5 million shares of our common stock at a purchase price of $0.65 per share for net proceeds after expenses of approximately $869,000 pursuant to an effective shelf registration statement.

On October 13, 2009, we completed a direct registered offering of 3.5 million shares of our common stock at a purchase price of $1.27 per share for net proceeds after expenses of approximately $4.1 million pursuant to an effective shelf registration statement.

On October 29, 2009, we entered into a Master Settlement Agreement and Releases (the “Settlement Agreement”) with certain trade creditors, pursuant to which we agreed to issue up to an aggregate of 5,503,843 shares of our common stock, at $1.10 per share, and pay up to an aggregate of approximately $2.85 million in cash to such creditors as payment in full for our then-outstanding liabilities of approximately $8.9 million and for the release of the claims held by and the dismissal of the litigation commenced by such creditors against the Company.  Under the Settlement Agreement, we agreed to use our best efforts to prepare and file a registration statement to register such shares issued to the creditors, to use our best efforts to have such registration statement declared effective as soon as possible, and to maintain such registration statement until all such shares registered thereunder to the creditors have been sold or for a period of one year, whichever comes first.  We also agreed to refrain from (i) filing any other registration statement for any primary public offering or other offering of our equity securities prior to filing such registration statement with the Securities and Exchange Commission and (ii) selling any shares for any primary public offering or other offering of our equity securities during the ten business days immediately following the effective date of such registration statement, in order to provide such creditors an opportunity to sell their shares issued under the Settlement Agreement.

Despite the above-mentioned actions we have taken to raise capital and reduce our liabilities, based on our existing and projected accounts payable and commitments, we do not have sufficient cash to continue normal operations and need to raise additional capital immediately in order to continue operations on a normal basis.  In the event that we are unable to obtain adequate financing to meet our immediate short term liquidity needs, we will pursue other options, including but not limited to, additional reductions of expenses, sale of the Company, sale or license of a portion or all of our assets, a bankruptcy filing or the liquidation of the Company.

Our capital requirements depend on numerous factors, including our ability to resume our clinical trials should the current clinical trial hold on Proellex® by the FDA be removed, and whether we determine to pursue all of the previous clinical development plans for Proellex® and Androxal®.  Our announcements regarding the liver toxicity in our Proellex® clinical trials and the clinical hold imposed by the FDA, the receipt of the NASDAQ letter regarding our failure to meet the current NASDAQ listing requirements and shareholder lawsuits discussed below have significantly depressed our stock price and severely impaired our ability to raise additional capital funds to where it could be difficult or impossible for us to raise any additional capital.

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

The uncertainties relating to the foregoing matters raise substantial doubt about Repros' ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Proellex® Clinical Hold

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

The Company and the FDA held a teleconference to discuss the safety of Proellex® and the overall direction and scope of the Company's clinical trials of Proellex® on September 23, 2009. During the meeting the Company updated the FDA with information about the patients who experienced a “Serious Adverse Event”, (SAE), and still had, as of that date, elevated liver enzymes.  The Company reported that the available data indicated that the majority of the patients that had experienced an SAE associated with elevated liver enzymes had returned to normal levels. Those that had not yet returned to normal were trending towards normal and the prognosis for a complete recovery was good.  The FDA also outlined additional information the Company would need to provide to the Agency in order to lift the clinical hold. One of the most important requirements was that the Company provide data from its existing clinical results that would suggest at what level of exposure liver enzyme issues could be avoided. The Company intends to provide that information as soon as possible but there can be no assurance that even if a safe level is suggested that the FDA will lift the hold or that such low level will be efficacious in treating the intended indications.

If the FDA were to lift the clinical hold on Proellex® and if the FDA requires a lower dosage of Proellex® to be used for future clinical trials, the Company would be required to commence Phase 2 studies again with the required lower dosage, thereby resulting in extensive additional costs and delays.

Deficiency Letters from The NASDAQ Global Market

On August 7, 2009, the Company received a letter from The NASDAQ Stock Market advising that the Company’s market value was below the minimum $50,000,000 requirement for continued listing on the NASDAQ Global Market.  The Company was provided 90 days, until November 5, 2009, to regain compliance, at which time we have been advised that the Company’s securities will be delisted from such market unless the market value of the Company’s securities listed on NASDAQ is $50,000,000 or more for a minimum of 10 consecutive business days.  The letter also recited that the Company’s total assets and total revenue fell below certain required thresholds under related rules and suggested that the Company consider applying for transfer of its securities to the NASDAQ Capital Market, which has substantially lower listing requirements.  On September 15, 2009, the Company received a second letter from The NASDAQ Stock Market advising that, in addition to the deficiencies previously disclosed on August 7, 2009, the Company’s market value of publicly held shares was below the minimum $15,000,000 requirement for continued listing on The NASDAQ Global Market by NASDAQ Listing Rule 5450(b)(2)(C) or 5450(b)(3)(C).  The Company is provided 90 days, until December 14, 2009, to regain compliance, at which time we have been advised that the Company’s securities will be delisted from such market unless the Company’s market value of publicly held shares is $15,000,000 or more for a minimum of 10 consecutive business days.  The Company is still required to regain compliance with the maintenance requirements set forth in the prior notice it received by November 5, 2009.  The letter also suggested that the Company consider applying for transfer of its securities to The NASDAQ Capital Market, which has substantially lower listing requirements.

On November 6, 2009, the Company received notification from NASDAQ that it has not regained compliance with NASDAQ Listing Rules 5450(b)(2)(A) or 5450(b)(3)(A) and, unless the Company appeals NASDAQ’s decision, its securities will be delisted from the NASDAQ Global Market.  Repros intends to appeal NASDAQ’s determination to delist its securities or, alternatively, to request to have its securities moved to the NASDAQ Capital Market.  There can be no assurance that either of these strategies will be successful.

Shareholder Class Action Lawsuits

See Note 5 for a complete description of recent class action lawsuits filed against the Company and certain of its officers.

Possible Bankruptcy Filing

If we are unable to raise or generate sufficient capital to fully address the uncertainties of our financial position, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business and we may need to seek protection under the provisions of the U.S. Bankruptcy Code.  In that event, we may seek to reorganize our business, or we or a trustee appointed by the court may be required to liquidate our assets. If we needed to liquidate our assets, we would likely realize significantly less from them than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to pay the debt owed to any secured and unsecured creditors before any funds would be available to our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders.

Effect on National Institutes of Health (“NIH”) License for Proellex

On October 28, 2009 the Company amended its exclusive license with the NIH dated April 16, 1999.  This seventh amendment extends the time period by which the Company is required to obtain certain financing and/or licensing consideration.  In addition, the seventh amendment allows the Company time to attempt to lift the clinical hold on Proellex® for purposes of proceeding with a lower dose program.  If the clinical hold is lifted, the Company must reach certain developmental milestones for such lower dose program, such as commencing   Phase II and III studies and obtaining U. S. FDA approval for treatment of uterine fibroids, each by a specified date.  In the event the  FDA does not approve Proellex® for further clinical trials, at a lower dosage, by a certain date, the Company is required to identify a second generation compound from those covered by the original Exclusive License Agreement, and the Company must reach certain developmental milestones for such second generation compound, such as completing Phases I, II and III studies of such second generation compound, each by a specified date.  Even though such amendment allows the Company additional time to reach such benchmarks, there can be no assurance that the Company will be successful in obtaining such financing, that the FDA will agree to allow the Company to resume clinical trials at a lower dosage or that the Company will be successful in identifying a second generation drug.  In addition, the license may be terminated by the NIH immediately upon notice to the Company following a filing of a petition in bankruptcy or a letter from the Company to the NIH stating that it is insolvent.  In the event that any of the conditions contained in the license agreement for termination by the NIH are triggered, the Company's license agreement may be terminated and the Company would lose its exclusive rights to Proellex®.  Any such termination of the license agreement could have a material adverse effect on the Company's financial position and results of operations, and in such event, the value of the Company's common stock may be materially adversely affected.

Recent Accounting Pronouncements

In September 2006, FASB issued new accounting guidance which defines fair value, established a framework for measuring fair value in generally accepted accounting principles and expanded disclosures about fair value measurements.  This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  In February 2008, the FASB deferred the effective date of this new guidance for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The implementation of this guidance for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on Repros' consolidated financial position and results of operations.  The implementation of this guidance for nonfinancial assets, effective January 1, 2009, and nonfinancial liabilities did not have a material impact on the Company's consolidated financial position and results of operations.

In May 2009, the FASB issued new accounting guidance on management's assessment of subsequent events and incorporates this guidance into accounting literature.  This guidance is effective prospectively for interim and annual period ending after June 15, 2009.  The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.  Subsequent events have been evaluated through November 9, 2009, which is the date on which the financial statements were issued.

NOTE  2  —  Patents and Patent Applications

As of September 30, 2009, the Company had approximately $1,109,000 in capitalized patent and patent application costs reflected on its balance sheet.  This entire amount relates to patent and patent application costs for Androxal®.

Due to the clinical hold on Proellex® and the uncertainty of future cash flows related to the Proellex® patent applications, the Company recorded an impairment charge of approximately $957,000 in the third quarter of 2009 related to these patent applications.  Additionally, the Company concluded that it will no longer seek to protect the specific matter covered in one Androxal® patent application and recorded an impairment charge of approximately $32,000 to abandon this patent application.  These charges were recorded in Research and Development expenses on the consolidated statement of operations.  The remaining capitalized patent and patent application costs relating to Androxal® can continue to be used, outlicensed or sold to third parties for at least an amount management believes is sufficient to recover the carrying value of the capitalized patent costs.

Should the Company not continue development of Androxal or should the Company not continue as a going concern, the remaining capitalized patent and patent application costs may not be recoverable, which would result in charges to operating results in future periods.

NOTE  3  —  Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2009	December 31, 2008

Research and development costs	$240	$1,573
Payroll	202	123
Patent costs	—	81
Other	239	80
Total	$681	$1,857

NOTE 4  —  Loss Per Share

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

The following table presents information necessary to calculate loss per share for the three-month and nine-month periods ended September 30, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008

Net Loss	$(10,244)	$(6,579)	$(25,887)	$(19,345)
Average common shares outstanding	15,503	12,775	15,286	12,775
Basic and diluted loss per share	$(0.66)	$(0.51)	$(1.69)	$(1.51)

Other potential common stock of 2,209,608 and 1,743,565 for the periods ended September 30, 2009 and 2008, respectively, were excluded from the above calculation of diluted loss per share because they were not dilutive.

NOTE 5  —   Commitments and Contingencies

On October 29, 2009, we entered into a Master Settlement Agreement and Releases (the “Settlement Agreement”) with certain trade creditors, pursuant to which we agreed to issue up to an aggregate of 5,503,843 shares of our common stock, at $1.10 per share, and pay up to an aggregate of approximately $2.85 million in cash to such creditors as payment in full for our then-outstanding liabilities of approximately $8.9 million and for the release of the claims held by and the dismissal of the litigation commenced by such creditors against the Company.  Under the Settlement Agreement, we agreed to use our best efforts to prepare and file a registration statement to register such shares issued to the creditors, to use our best efforts to have such registration statement declared effective as soon as possible, and to maintain such registration statement until all such shares registered thereunder to the creditors have been sold or for a period of one year, whichever comes first.  We also agreed to refrain from (i) filing any other registration statement for any primary public offering or other offering of our equity securities prior to filing such registration statement with the Securities and Exchange Commission and (ii) selling any shares for any primary public offering or other offering of our equity securities during the ten business days immediately following the effective date of such registration statement, in order to provide such creditors an opportunity to sell their shares issued under the Settlement Agreement.

Repros' Androxal® product candidate and its uses are covered in the United States by two issued U.S. patents and seven pending patent applications.  Foreign coverage of Repros' Androxal® product candidate includes 34 issued foreign patents and 69 foreign pending patent applications.  The issued patents and pending applications relate to methods and compositions for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men.  Androxal® (the trans-isomer of clomiphene) is purified from clomiphene citrate.  A third party individual holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto.  In our prior filings with the SEC, we have described our request to the U.S. Patent and Trademark Office, or PTO, for re-examination of one of these patents based on prior art.  The third party amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims are patentable in view of those publications under consideration and a re-examination certificate was issued.  However, Repros believes that the amended claims are invalid based on additional prior art publications, and its request for re-examination by the PTO in light of a number of these additional publications and other publications cited by the PTO, has been granted.  All of the claims challenged by Repros have been finally rejected in the re-examination and the patent holder has appealed the rejections to the PTO Board of Patent Appeals and Interferences (“the Board”).  A decision has been rendered by the Board affirming the rejection of all of the claims.  The patent owner has filed a request for rehearing.  If the Board maintains the rejections on rehearing or the request for rehearing is denied, the Patentee will have the opportunity to appeal the rejections to the United States Court of Appeals for the Federal Circuit.  Repros also believes that the second of these two patents is invalid in view of published prior art not considered by the PTO.  Nevertheless, there is no assurance that either patent will ultimately be found invalid over the prior art.  If such patents are not invalidated by the PTO, Repros may be required to obtain a license from the holder of such patents in order to develop Androxal® further or attempts may be made to undertake further legal action to invalidate such patents.  If such licenses were not available on acceptable terms, or at all, Repros may not be able to successfully commercialize or out-license Androxal®.

On October 2, 2009, a vendor of the Company filed a lawsuit naming the Company as a defendant.  The lawsuit claimed the Company owed it $294,718 in accordance with the terms of its agreement with the Company.  To date, no proceedings of any kind have occurred in the lawsuit.  The full amount of this claim is accrued as of September 30, 2009 and recorded in Research and Development expenses on the consolidated statement of operations.  The Company has retained counsel to assist it in defending these actions.

On August 7, 2009,  R.M. Berry filed a putative class action lawsuit naming the Company, Joseph Podolski, Paul Lammers, and Louis Ploth, Jr. as defendants.  The lawsuit alleges that the defendants made certain misleading statements related to the Company’s Proellex drug.  On August 14, 2009, a lawsuit making similar allegations and naming the same defendants was also filed in the United States District Court for the Southern District of Texas.  On September 25, 2009, a lawsuit also making allegations similar to those in the Berry action, and naming the same defendants, was filed in the United States District Court for the Southern District of Texas.  During the week of October 5, 2009, various shareholders filed motions to consolidate the pending actions and to be appointed as lead plaintiff.  The lawsuits have now been consolidated but a lead plaintiff has not yet been appointed.  No ruling on these motions has occurred.  Our bylaws require us to indemnify our officers in certain proceedings, subject to certain limited exceptions.    In addition, each of our directors has an indemnification agreement with the Company providing for certain additional indemnification benefits for such persons in the event of a lawsuit.  As a result of the class action lawsuits, we are obligated to pay for certain costs and expenses (including legal fees) of our officers and directors and may be liable for substantial damages, costs and expenses if such class action is successful.   Additionally, such class action lawsuit is covered by the Company's director and officer insurance policy.  In the event there is an adverse judgment against the Company in such lawsuit, the Company's insurance coverage may not be adequate to cover such judgment.

In December 2008, Repros committed to the purchase of at least $3 million of the bulk active ingredient of Proellex® which was to be produced under a new scaled-up amended manufacturing process by Gedeon Richter.  Under this Purchase Request, as amended, the Company paid $750,000 in the first quarter of 2009 and $750,000 in the second quarter of 2009.  As of June 30, 2009, $1.5 million was reflected under Prepaid Expenses and Other Current Assets on the balance sheet.  Repros was obligated to make two additional payments of $750,000 each for the final two batches of Proellex® to be delivered in the third and fourth quarters of 2009.  As of September 4, 2009 this agreement was terminated and the remaining two payments due to Gedeon Richter were waived.  Additionally, Repros accepted the material produced through this date and as a result expensed the $1.5 million prepaid asset to R&D Expense.

NOTE 6  —   Other Recent Events

On September 16, 2009, the Company and Louis Ploth, Jr. agreed that Mr. Ploth will no longer serve as Chief Financial Officer of the Company.  Effective August 31, 2009, Mr. Ploth has taken a leave of absence due to medical reasons through February 28, 2010.  Mr. Ploth will continue to be treated as an employee of the Company until such date, at which time his employment with the Company will be terminated.

On October 29, 2009, Katherine Anderson was engaged as the Chief Accounting Officer of the Company.

Effective October 29, 2009, Dr. Paul Lammers, resigned his position of President.

Effective October 30, 2009 Repros eliminated the position of Senior Vice President of Regulatory and Clinical Affairs held by Dr. Andre van As.  The Company is obligated to pay Dr. van As, under his employment contract, salary and benefits for six months; Repros will record a charge in the fourth quarter for these severance cost, but they will not be material to our results of operations.  Dr. Jean Fourcroy, member of Repros’ Board of Directors and former Medical Office at the FDA’s Division of Reproductive and Urological Products, has agreed to serve as Company’s Chief Medical Officer on an as needed basis.

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

Repros Therapeutics Inc.

Repros Therapeutics Inc. (“the Company”, or “we,” “us” or “our”), was organized as a Delaware corporation on August 20, 1987.  We are a development stage biopharmaceutical company focused on the development of oral small molecule drugs for major unmet medical needs associated with male and female reproductive disorders.  The clinical trials relating to Proellex® have been placed on clinical hold by the FDA due to safety-related concerns resulting from elevated liver enzymes in a number of patients enrolled in the clinical trials.  Completion of our ongoing clinical trial activities relating to our other product candidate, Androxal®, is subject to, among other things, adequate cash being available.

As of September 30, 2009, we had accumulated losses of $173.1 million, approximately $2.5 million in cash and cash equivalents, and our accounts payable and accrued expenses were approximately $12.2 million.  As a result of the October 29, 2009 settlement agreement with certain  of our creditors to issue them shares of our common stock and cash as payment in full for our then-outstanding liabilities with such creditors (as described below), subsequent to September 30, 2009, we have reduced the amount of our accounts payable and accrued expenses by approximately $8.9 million.    Notwithstanding, the amount of cash on hand is not sufficient to continue to fund our ongoing clinical trials of Androxal®, complete all necessary activities relating to the suspension of our clinical trial program for Proellex®, and pay our accounts payable and accrued expenses as well as our normal corporate overhead and expenses.

Effective August 16, 2009, we adopted a 50% salary reduction program for all salaried employees in an effort to reduce expenses while maintaining our current effort without diminution.  Since then we have also reduced our employee headcount to 5 full time employees as of November 9, 2009.

On September 11, 2009, we completed a direct registered offering of 1.5 million shares of our common stock at a purchase price of $0.65 per share for aggregate proceeds after expenses of approximately $869,000.  On October 13, 2009, we completed a direct registered offering of 3.5 million shares of our common stock at a purchase price of $1.27 per share for aggregate proceeds after expenses of approximately $4.1 million.  Such registered direct offerings resulted in an aggregate of approximately $5.0 million net proceeds to us.

On September 16, 2009, the Company and Louis Ploth, Jr. agreed that Mr. Ploth will no longer serve as Chief Financial Officer of the Company.  Effective August 31, 2009, Mr. Ploth has taken a leave of absence due to medical reasons through February 28, 2010.  Mr. Ploth will continue to be treated as an employee of the Company until such date, at which time his employment with the Company will be terminated.

On October 29, 2009, Katherine Anderson was engaged as the Chief Accounting Officer of the Company.

Effective October 29, 2009, Dr. Paul Lammers, resigned his position of President.

On October 29, 2009, we entered into a Master Settlement Agreement and Releases (the “Settlement Agreement”) with certain trade creditors, pursuant to which we agreed to issue up to an aggregate of 5,503,843 shares of our common stock, at $1.10 per share and pay up to an aggregate of approximately $2.85 million in cash to such creditors as payment in full for our then-outstanding liabilities of approximately $8.9 million and for the release of the claims held by and the dismissal of the litigation commenced by such creditors against the Company.   Under the Settlement Agreement, we agreed to use our best efforts to prepare and file a registration statement to register such shares issued to the creditors, to use our best efforts to have such registration statement declared effective as soon as possible, and to maintain such registration statement until all such shares registered thereunder to the creditors have been sold or for a period of one year, whichever comes first.  We also agreed to refrain from (i) filing any other registration statement for any primary public offering or other offering of our equity securities prior to filing such registration statement with the Securities and Exchange Commission and (ii) selling any shares for any primary public offering or other offering of our equity securities during the ten business days immediately following the effective date of such registration statement, in order to provide such creditors an opportunity to sell their shares issued under the Settlement Agreement.

Effective October 30, 2009 Repros eliminated the position of Senior Vice President of Regulatory and Clinical Affairs held by Dr. Andre van As.  The Company is obligated to pay Dr. van As, under his employment contract, salary and benefits for six months.  Dr. Jean Fourcroy, a member of Repros’ Board of Directors and former Medical Office at the FDA’s Division of Reproductive and Urological Products, has agreed to serve as Company’s Chief Medical Officer on an as needed basis.

Despite the above-mentioned actions we have taken to raise capital and reduce our liabilities, we continue to explore potential additional financing alternatives that may allow us to maintain our current reduced level of operations; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all.  Significant additional capital will be required for us to continue development of either of our product candidates.  Failure to raise sufficient funds in the immediate short-term as described above will likely result in the filing of bankruptcy and dissolution of the Company.

Proellex® Clinical Hold

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

The Company and the FDA held a teleconference to discuss the safety of Proellex® and the overall direction and scope of the Company's clinical trials of Proellex® on September 23, 2009. During the meeting the Company updated the FDA with information about the patients who experienced a “Serious Adverse Event” and still had, as of that date, elevated liver enzymes.  The Company reported that the available data indicated that the majority of the patients that had experienced an SAE associated with elevated liver enzymes had returned to normal levels. Those that had not yet returned to normal were trending towards normal and the prognosis for a complete recovery was good.  The FDA also outlined additional information the Company would need to provide to the Agency in order to lift the clinical hold. One of the most important requirements was that the Company provide data from its existing clinical results that would suggest at what level of exposure liver enzyme issues could be avoided. The Company intends to provide that information as soon as possible but there can be no assurance that even if a safe level is suggested that the FDA will lift the hold or that such low level will be efficacious in treating the intended indications.

If the FDA were to lift the clinical hold on Proellex® and if the FDA requires a lower dosage of Proellex® to be used for future clinical trials, the Company would be required to commence Phase 2 studies again with the required lower dosage, thereby resulting in extensive additional costs and delays.

Deficiency Letters from The NASDAQ Global Market

On August 7, 2009, the Company received a letter from The NASDAQ Stock Market advising that the Company’s market value was below the minimum $50,000,000 requirement for continued listing on the NASDAQ Global Market.  The Company is provided 90 days, until November 5, 2009, to regain compliance, at which time we have been advised that the Company’s securities will be delisted from such market unless the market value of the Company’s securities listed on NASDAQ is $50,000,000 or more for a minimum of 10 consecutive business days.  The letter also recited that the Company’s total assets and total revenue fell below certain required thresholds under related rules and suggested that the Company consider applying for transfer of its securities to the NASDAQ Capital Market, which has substantially lower listing requirements.  On September 15, 2009, the Company received a second letter from The NASDAQ Stock Market advising that, in addition to the deficiencies previously disclosed on August 7, 2009, the Company’s market value of publicly held shares was below the minimum $15,000,000 requirement for continued listing on The NASDAQ Global Market by NASDAQ Listing Rule 5450(b)(2)(C) or 5450(b)(3)(C).  The Company is provided 90 days, until December 14, 2009, to regain compliance, at which time we have been advised that the Company’s securities will be delisted from such market unless the Company’s market value of publicly held shares is $15,000,000 or more for a minimum of 10 consecutive business days.  The Company is still required to regain compliance with the maintenance requirements set forth in the prior notice it received by November 5, 2009.  The letter also suggested that the Company consider applying for transfer of its securities to The NASDAQ Capital Market, which has substantially lower listing requirements.

On November 6, 2009, the Company received notification from NASDAQ that it has not regained compliance with NASDAQ Listing Rules 5450(b)(2)(A) or 5450(b)(3)(A) and, unless the Company appeals NASDAQ’s decision, its securities will be delisted from the NASDAQ Global Market.  Repros intends to appeal NASDAQ’s determination to delist its securities or, alternatively, to request to have its securities moved to the NASDAQ Capital Market.  There can be no assurance that either of these strategies will be successful.

Shareholder Class Action Lawsuits

See Item 1 to Part II of this Form 10-Q for a complete description of recent class action lawsuits filed against the Company and certain of its officers.

Possible Bankruptcy Filing

If we are unable to raise or generate sufficient capital to fully address the uncertainties of our financial position, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business and we may need to seek protection under the provisions of the U.S. Bankruptcy Code.  In that event, we may seek to reorganize our business, or we or a trustee appointed by the court may be required to liquidate our assets. If we needed to liquidate our assets, we would likely realize significantly less from them than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to pay the debt owed to any secured and unsecured creditors before any funds would be available to our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders.

Effect on National Institutes of Health (“NIH”) License for Proellex

On October 28, 2009 the Company amended its exclusive license with the NIH dated April 16, 1999.  This seventh amendment extends the time period by which the Company is required to obtain certain financing and/or licensing consideration.  In addition, the seventh amendment allows the Company time to attempt to lift the clinical hold on Proellex® for purposes of proceeding with a lower dose program.  If the clinical hold is lifted, the Company must reach certain developmental milestones for such lower dose program, such as commencing   Phase II and III studies and obtaining U. S. FDA approval for treatment of uterine fibroids, each by a specified date.  In the event the  FDA does not approve Proellex® for further clinical trials, at a lower dosage, by a certain date, the Company is required to identify a second generation compound from those covered by the original Exclusive License Agreement, and the Company must reach certain developmental milestones for such second generation compound, such as completing Phases I, II and III studies of such second generation compound, each by a specified date.  Even though such amendment allows the Company additional time to reach such benchmarks, there can be no assurance that the Company will be successful in obtaining such financing, that the FDA will agree to allow the Company to resume clinical trials at a lower dosage or that the Company will be successful in identifying a second generation drug.  In addition, the license may be terminated by the NIH immediately upon notice to the Company following a filing of a petition in bankruptcy or a letter from the Company to the NIH stating that it is insolvent.  In the event that any of the conditions contained in the license agreement for termination by the NIH are triggered, the Company's license agreement may be terminated and the Company would lose its exclusive rights to Proellex®.  Any such termination of the license agreement could have a material adverse effect on the Company's financial position and results of operations, and in such event, the value of the Company's common stock may be materially adversely affected.

Our current product candidates consist of the following:

Androxal® (male reproductive health)

We believe our product candidate for male reproductive health, Androxal®, is a new chemical entity. Androxal® is a single isomer of clomiphene citrate and is an orally active proprietary small molecule compound.

We are developing Androxal® for men of reproductive age with low testosterone levels who want to maintain their fertility while being treated for their low testosterone condition. During the second quarter of 2008, we initiated a Phase 2b proof-of-concept clinical trial in which we are monitoring the effects of Androxal® on male fertility and testicular function in patients being treated for low testosterone as compared to Testim®, a popular marketed topical testosterone medication. On October 6, 2009 we announced that Androxal was able to maintain sperm counts in men being treated for their low testosterone levels. Testim® resulted in suppressed sperm levels while men were being treated with that topical gel. We anticipate submitting a request for a Type C meeting with the FDA in the fourth quarter of 2009 and holding a meeting with the FDA at a later date, provided that sufficient funds can be raised to continue development of this product. Given that there is currently an acceptable treatment regimen for men with low testosterone, there is significant uncertainty as to whether or not an additional approach such as Androxal® would be approved by the FDA or accepted in the market.  At this time it is too early in the clinical development process to estimate when or even if an NDA for Androxal® will be submitted for this indication.

In April 2008, we submitted a White Paper, based on the results from a previously conducted non-pivotal Phase 2 clinical trial with Androxal® for the treatment of testosterone deficiency due to secondary hypogonadism, to the FDA's Division of Reproductive and Urology Products. The data demonstrated that in subjects with serum glucose levels of greater than 105 mg/dL, there was a statistically significant reduction in fasting serum glucose and a higher response rate in the treatment group with Androxal® as compared with groups receiving either placebo or Androgel®, the current standard of care for the treatment of testosterone deficiency. In November 2008, after the FDA reviewed this paper we received guidance suggesting that we open a new IND with the Division of Metabolic and Endocrine Products, or DMEP, for the investigation of Androxal® as a potential treatment for type 2 diabetes. Provided that sufficient cash is available, we plan to submit a new IND for this indication to the DMEP in the fourth quarter of 2009. Should we raise adequate funds to continue our operations, we anticipate conducting a Phase 2b proof-of-concept clinical trial with Androxal® for glucose regulation after receiving additional feedback from the FDA. At this time it is too early in the clinical development process to estimate when or even if a NDA for Androxal® will be submitted for this indication. The plan to develop Androxal® in this new indication replaces our previously announced plan to develop Androxal® in men with adult-onset idiopathic hypogonadotrophic hypogonadism, or AIHH, with concomitant plasma glucose and lipid elevations, all of which are components of Metabolic Syndrome.

We were previously developing Androxal® in the United States to treat testosterone deficiency due to secondary hypogonadism by restoring normal testosterone production in males with functional testes and diminished pituitary function, a common condition in the aging male. After a Type "C" meeting held with the FDA on October 15, 2007, we believed that there was no clear clinical path to develop Androxal® for this indication in the U.S. Androxal® might be developed outside of the U.S. for this indication if our future financial resources are sufficient.

Proellex® (female reproductive health)

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

Our estimates regarding the timing of our Proellex® clinical development program are completely on hold at this time in light of the FDA clinical hold and our recent discontinuation of ongoing clinical trials. In addition, any future development efforts are totally dependent on our ability to raise sufficient capital or find an appropriate partner to proceed and on decisions by the FDA regarding the current clinical hold on Proellex® clinical trials. If the FDA were to lift the clinical hold on Proellex®, and if the FDA requires a lower dosage of Proellex® to be used for future clinical trials, the Company would be required to commence Phase 2 studies again with the required lower dosage, thereby resulting in extensive additional costs and delays. The length of time required to complete Phase 1, Phase 2 and Phase 3 clinical trials and long-term Open Label Safety Trials may vary substantially according to factors relating to the particular trial, such as the type and intended use of the drug candidate, the clinical, trial design and the ability to enroll suitable patients. We have also, in the past, had difficulty recruiting patients into our Proellex® clinical trials primarily due to the various test procedures that are required, including multiple endometrial biopsies. Recruiting patients would likely be even more difficult due to the recent liver toxicity exhibited by Proellex®.

Business Strategy

Our immediate short-term business objective is to concentrate our remaining resources on ensuring the safety of those patients recently discontinued from the suspended Proellex® studies. Provided we are able to obtain sufficient funds to continue our business, we plan to focus our clinical program on Androxal® to determine if a clear clinical path can be realized with the FDA.

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

In addition, we have recently suspended dosing in the clinical trials of Proellex®, have not received regulatory approval for any of our product candidates, have not successfully earned any significant commercial revenues from any of our product candidates and may never launch either of our product candidates.  If we cannot resume dosing in the clinical trials of Proellex® or do not successfully commercialize any of our product candidates, we will be unable to achieve our business objectives.  In addition, the reported results of our clinical trials completed to date may not be indicative of results that will be achieved in later-stage clinical trials involving larger and more diverse patient populations.  As of September 30, 2009, we had an accumulated deficit of approximately $173.1 million, accounts payable and accrued expenses of approximately $12.2 million and cash and cash equivalents of approximately $2.5 million.  As a result of the October 29, 2009 settlement agreement with certain  of our creditors to issue them shares of our common stock and cash as payment in full for our then-outstanding liabilities with such creditors (as described below), we have reduced the amount of our accounts payable and accrued expenses by approximately $8.9 million.  Notwithstanding, there is a substantial doubt about our ability to continue as a going concern and we expect to continue to incur significant losses over the next several years, and we may never become profitable.  Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

We have experienced negative cash flows from operations since inception and have funded our activities to date primarily from equity financings and corporate collaborations.  Based on our current commitments associated with suspending our clinical trials for Proellex® and other existing and projected obligations and expenditures, we believe that we will have spent our remaining cash and cash equivalents before the end of the first quarter of 2010 absent additional financings, and we will need to raise additional capital immediately in order to continue our development activities and operations.  In the event that we are unable to obtain adequate financing to meet our immediate short term liquidity needs, we will pursue other options, including but not limited to, additional reductions of expenses, sale of the Company, sale or license of a portion or all of our assets, a bankruptcy filing or the liquidation of the Company.  The uncertainties relating to the foregoing matters raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As stated above, we have reduced our headcount to 5 full time employees.  We utilize the services of contract research organizations, contract manufacturers and various consultants to assist us in performing clinical and regulatory services for the clinical development of our products.  The 50% salary reduction program we adopted could have a negative impact on our ability to retain our remaining employees.  We are substantially dependent on our various contract groups to adequately perform the activities required to obtain regulatory approval of our products.

We have accumulated net operating losses through September 30, 2009 and the value of the tax asset associated with these accumulated net operating losses can be substantially diminished in value due to various tax regulations, including change in control provisions in the tax code.   The Company’s public offerings completed on February 5, 2007, October 2, 2008, September 11, 2009, October 13, 2009, and the issuance of unregistered shares as part of the October 29, 2009 Settlement Agreement may have created a change of ownership for Federal Income tax purposes.  The Company has not undertaken a study to determine if this has occurred.  A change in ownership for Federal Income tax purposes may result in a limitation on the use of net operating loss and tax credit carryforwards in future periods.

Losses have resulted principally from costs incurred in conducting clinical trials for our product candidates, in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts.  There can be no assurance that we will be able to successfully complete the transition from a development stage company to the successful introduction of commercially viable products.  Our ability to achieve profitability will depend, among other things, on successfully completing the clinical development of our products in a reasonable time frame and at a reasonable cost, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others that possess such capabilities, our and, if applicable, our partners' ability to realize value from our research and development programs through the commercialization of those products and raise sufficient funds to finance our activities.  There can be no assurance that we will be able to achieve profitability or that profitability, if achieved, can be sustained.

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

Capitalized Patent and Patent Application Costs

We capitalize the cost associated with building our patent library for Proellex® and Androxal®.  As of September 30, 2009, other assets consist of capitalized patent and patent application costs in the amount of $1,109,000.  Patent costs, which include legal and application costs related to the patent portfolio, are being amortized over 20 years, or the lesser of the legal or the estimated economic life of the patent.  Amortization of patent costs was $13,000 and $7,000 for the three month period ended September 30, 2009 and 2008, respectively and was $39,000 and $15,000 for the nine month period ended September 30, 2009 and 2008, respectively.  The entire $1,109,000 in capitalized patents and patent applications relates to Androxal®.

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

Due to the clinical hold on Proellex® and the uncertainty of future cash flows related to the Proellex patent applications, the Company recorded an impairment charge of approximately $957,000 in the third quarter of 2009 related to these patent applications.  Additionally, the Company concluded that it will no longer seek to protect the specific matter covered in one Androxal patent application and recorded an impairment charge of approximately $32,000 to abandon this patent application.  These charges were recorded in Research and Development expenses on the consolidated statement of operations.  The remaining capitalized patent and patent application costs relating to Androxal can continue to be used, outlicensed or sold to third parties for at least an amount management believes is sufficient to recover the carrying value of the capitalized patent costs.

Should the Company not continue development of Androxal or should the Company not continue as a going concern, capitalized patent and patent application costs may not be recoverable, which would result in a charge to operating results in future periods.

Accrued Expenses

We estimate accrued expenses as part of our process of preparing financial statements. Examples of areas in which subjective judgments may be required include costs associated with services provided by contract organizations for clinical trials, preclinical development and manufacturing of clinical materials.  We accrue for costs incurred as the services are being provided by monitoring the status of the trials or services provided and the invoices received from our external service providers.  In the case of clinical trials, a portion of the estimated cost normally relates to the projected cost to treat a patient in our trials, and we recognize this cost over the estimated term of the study based on the number of patients enrolled in the trial on an ongoing basis, beginning with patient enrollment.  As actual costs become known to us, we adjust our accruals.  To date, our estimates have not differed significantly from the actual costs incurred.  Since the clinical trials for Proellex have been put on clinical hold by the FDA, we have focused our activities on closing down the studies, and obtaining safety evaluations on all patients exiting the clinical trials. While most of the costs to close out the studies have been invoiced to us as of September 30, 2009, we continue to evaluate certain claims by a few vendors as to the amounts due and we have accrued our best estimate for these claims.  Subsequent changes in estimates may result in a material change in our accruals, which could also materially affect our balance sheet and results of operations.

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

Share-Based Compensation

We had two stock-based compensation plans at September 30, 2009, the 2000 Non-Employee Directors' Stock Option Plan, or 2000 Director Plan and the 2004 Stock Option Plan, or 2004 Plan.  Accounting for stock based compensation generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued.  We use the Black-Scholes option pricing model to estimate the fair value of our stock options.  Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term.  The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience.  The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options' vesting and contractual expiration dates.  The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option's expected term.

Income Taxes

Our losses from inception to date have resulted principally from costs incurred in conducting clinical trials and in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts.  We have recorded a deferred tax asset for our net operating losses (“NOL”); however, as the Company has incurred losses since inception, and since there is no certainty of future profits, a valuation allowance has been provided in full on our deferred tax assets in the accompanying consolidated financial statements.  If the Company has an opportunity to use this NOL to off-set tax liabilities in the future, the use of this asset would be restricted based on Internal Revenue Service, state and local NOL use guidelines.  The Company’s public offerings completed on February 5, 2007, October 2, 2008, September 11, 2009, October 13, 2009, and the issuance of unregistered shares as part of the October 29, 2009 Settlement Agreement may have created a change of ownership for Federal Income tax purposes.  The Company has not undertaken a study to determine if this has occurred.  A change in ownership for Federal Income tax purposes may result in a limitation on the use of net operating loss and tax credit carryforwards in future periods.

Recent Accounting Pronouncements

In September 2006, FASB issued new accounting guidance which defines fair value, established a framework for measuring fair value in generally accepted accounting principles and expanded disclosures about fair value measurements.  This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  In February 2008, the FASB deferred the effective date of this new guidance for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The implementation of this guidance for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on Repros' consolidated financial position and results of operations.  The implementation of this guidance for nonfinancial assets, effective January 1, 2009, and nonfinancial liabilities did not have a material impact on the Company's consolidated financial position and results of operations.

In May 2009, the FASB issued new accounting guidance on management's assessment of subsequent events and incorporates this guidance into accounting literature.  This guidance is effective prospectively for interim and annual period ending after June 15, 2009.  The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.  Subsequent events have been evaluated through November 9, 2009, which is the date on which the financial statements were issued.

Results of Operations

Comparison of the three-month and nine-month periods ended September 30, 2009 and 2008

Revenues and Other Income

Total revenues and other income, which was comprised of interest income for the three month and nine month periods ended September 30, 2009 and 2008, decreased 100% to zero for the three month period ended September 30, 2009 as compared to $45,000 for the same period in the prior year and decreased 99% to $4,000 for the nine month period ended September 30, 2009 as compared to $405,000 for the same period in the prior year.  The decrease for the three and nine month periods ended September 30, 2009 was primarily due to lower combined cash, cash equivalents and marketable securities balances and reduced interest rate yields that have occurred as we moved our cash investments solely into a money market mutual fund.

Research and Development Expenses

Research and development, or R&D, expenses include contracted services relating to our clinical product development activities which include preclinical studies, clinical trials, regulatory affairs and bulk manufacturing scale-up activities and bulk active ingredient purchases for preclinical and clinical trials primarily relating to our two products in clinical development, which are Androxal® and Proellex®.  Research and development expenses also include internal operating expenses relating to our general research and development activities.  R&D expenses increased 41% or approximately $2.4 million to $8.3 million for the three month period ended September 30, 2009 as compared to $5.9 million for the same period in the prior year.  Our primary R&D expenses for the three month periods ended September 30, 2009 and 2008 are shown in the following table (in thousands):

Research and Development	Three-months Sept. 30, 2009	Three-months Sept. 30, 2008	Variance	Change (%)
Androxal® clinical development	$64	$315	$(251)	(80)%
Proellex® clinical development	6,323	4,943	1,380	28%
Payroll and benefits	344	320	24	8%
Operating and occupancy	1,551	296	1,255	424%
Total	$8,282	$5,874	$2,408	41%

R&D expenses increased 24% or approximately $4.3 million to $21.8 million for the nine month period ended September 30, 2009 as compared to $17.5 million for the same period in the prior year.  Our primary R&D expenses for the nine month periods ended September 30, 2009 and 2008 are shown in the following table (in thousands):

Research and Development	Nine-months Sept. 30, 2009	Nine-months Sept. 30, 2008	Variance	Change (%)
Androxal® clinical development	$775	$2,392	$(1,617)	(68)%
Proellex® clinical development	17,794	13,299	4,495	34%
Payroll and benefits	1,170	804	366	46%
Operating and occupancy	2,026	1,019	1,007	99%
Total	$21,765	$17,514	$4,251	24%

To date through September 30, 2009 we have incurred approximately $54.5 million for the development of Proellex® and approximately $14.4 million for the development of Androxal®.  These accumulated costs exclude any internal operating expenses.  Before the recent clinical hold on further Proellex® development we were developing Proellex® for three indications which included a pre-surgical treatment of anemia associated with uterine fibroids, a chronic treatment of symptoms associated with uterine fibroids and as a chronic treatment of symptoms associated with endometriosis.  We are currently developing Androxal® as a treatment for men with low testosterone that want to maintain their fertility.  In addition, we are exploring the feasibility of developing Androxal® as a treatment for type 2 diabetes.  Prior to 2008, we were developing Androxal® as a treatment for men with low testosterone due to secondary hypogonadism.

Androxal®

Androxal® clinical development expenses decreased 80% or approximately $251,000 to $64,000 for the three month period ended September 30, 2009 as compared to $315,000 for the same period in the prior year.  The decrease in Androxal® clinical development expenses is shown in the following table (in thousands):

Androxal® Clinical Development	Three-months Sept. 30, 2009	Three-months Sept. 30, 2008	Variance	Change (%)
Clinical trials	$28	$191	$(163)	(85)%
Preclinical studies	—	95	(95)	(100)%
Formulation and dosage	8	29	(21)	(72)%
Other	28	—	28	100%
Total	$64	$315	$(251)	(80)%

Androxal® clinical development expenses decreased 68% or approximately $1.6 million to $775,000 for the nine month period ended September 30, 2009 as compared to $2.4 million for the same period in the prior year.  The decrease in Androxal® clinical development expenses is shown in the following table (in thousands):

Androxal® Clinical Development	Nine-months Sept. 30, 2009	Nine-months Sept. 30, 2008	Variance	Change (%)
Clinical trials	$384	$1,101	$(717)	(65)%
Preclinical studies	282	1,119	(837)	(75)%
Formulation and dosage	19	154	(135)	(88)%
Other	90	18	72	400%
Total	$775	$2,392	$(1,617)	(68)%

Prior to 2008 we were developing Androxal® as a treatment for testosterone deficiency due to secondary hypogonadism by restoring normal testosterone production in males with functional testes.  As a result of a Type "C" meeting held with the Food and Drug Administration, or FDA, on October 15, 2007, we discontinued clinical efforts for that indication.  During 2008 we initiated a clinical development program with Androxal® as a treatment for men being treated for low testosterone that want to maintain their fertility.

Clinical trial expenses during the three and nine month periods ended September 30, 2009 primarily reflect a Phase 2b proof-of-concept clinical trial.  Clinical trial expenses during the three and nine month periods ended September 30, 2008 primarily reflect a long-term Open Label Safety study.  Preclinical study expenses for both three and nine month periods ended September 30, 2009 and 2008 reflect animal safety activities required by the FDA to file a NDA.

Proellex®

Proellex® clinical development expenses increased 28% or approximately $1.4 million to $6.3 million for the three month period ended September 30, 2009 as compared to $4.9 million for the same period in the prior year.  The increase in Proellex® clinical development expenses is shown in the following table (in thousands):

Proellex® Clinical Development	Three-months Sept. 30, 2009	Three-months Sept. 30, 2008	Variance	Change (%)
Clinical trials	$4,379	$4,322	$57	1%
Preclinical studies	40	238	(198)	(83)%
Formulation and dosage	1,650	327	1,323	405%
Other	254	56	198	354%
Total	$6,323	$4,943	$1,380	28%

Proellex® clinical development expenses increased 34% or approximately $4.5 million to $17.8 million for the nine month period ended September 30, 2009 as compared to $13.3 million for the same period in the prior year.  The increase in Proellex® clinical development expenses is shown in the following table (in thousands):

Proellex® Clinical Development	Nine-months Sept. 30, 2009	Nine-months Sept. 30, 2008	Variance	Change (%)
Clinical trials	$14,522	$10,823	$3,699	34%
Preclinical studies	486	1,519	(1,033)	(68)%
Formulation and dosage	2,117	731	1,386	190%
Other	669	226	443	196%
Total	$17,794	$13,299	$4,495	34%

Prior to 2008 we were developing Proellex® for two indications which included a chronic treatment of symptoms associated with uterine fibroids and endometriosis.  During the first quarter of 2008 we filed an IND with Proellex® for a new indication as a short course pre-surgical treatment of anemia associated with uterine fibroids. On August 3, 2009, we suspended all ongoing clinical trials of Proellex® pending resolution of certain safety issues relating to such trials as described more fully above.  Proellex® clinical expenses for the three and nine month periods ended September 30, 2009 include Phase 1, Phase 2, Phase 3 and long-term Open Label Safety study activities and costs to close out all clinical trials of Proellex®.

Preclinical study expenses reflect animal safety activities required by the FDA to file a NDA.  Formulation and dosage expenses reflect activities associated with the bulk scale-up and purchase of active drug to conduct clinical trials and to meet any potential future NDA submission requirements.

Formulation and dosage expenses for the three and nine month periods ended September 30, 2009 includes a charge for $1.5 million previously reflected in Prepaid Expense and Other Current Assets in conjunction with our commitment to purchase the bulk active ingredient of Proellex® from Gedeon Richter under a new scaled-up amended manufacturing process.  As of September 4, 2009 this agreement was terminated and Repros accepted the material produced through this date and as a result expensed the $1.5 million prepaid asset to R&D Expense.

Payroll and Benefits

R&D payroll and benefit expenses include salaries, non-cash stock option compensation expense and fringe benefits which increased 8% or approximately $24,000 to $344,000 for the three month period ended September 30, 2009 as compared to $320,000 for the same period in the prior year.  This increase is primarily due to an increase in non-cash stock option compensation of $24,000. Included in payroll and benefit expense is a charge for non-cash stock option expense of $141,000 for the three month period ended September 30, 2009 as compared to $117,000 for the same period in the prior year.

R&D payroll and benefit expenses increased 46% or approximately $366,000 to $1.2 million for the nine month period ended September 30, 2009 as compared to $804,000 for the same period in the prior year.  This increase is primarily due to an increase in headcount and an increase in non-cash stock option compensation of $164,000. Included in payroll and benefit expense is a charge for non-cash stock option expense of $431,000 for the nine month period ended September 30, 2009 as compared to $267,000 for the same period in the prior year.

Operating and Occupancy

R&D operating and occupancy increased 424% or approximately $1.3 million to approximately $1.6 million for the three month period ended September 30, 2009 as compared to $296,000 for the same period in the prior year.  Due to the clinical hold on Proellex® and the uncertainty of future cash flows related to the Proellex patent applications, the Company recorded an impairment charge of approximately $957,000 in the third quarter of 2009 related to these patent applications.  Additionally, the Company concluded that it will no longer seek to protect the specific matter covered in one Androxal patent application and recorded an impairment charge of approximately $32,000 to abandon this patent application.

R&D operating and occupancy increased 99% or approximately $1.0 million to approximately $2.0 million for the nine month period ended September 30, 2009 as compared to $1.0 million for the same period in the prior year.  Due to the clinical hold on Proellex® and the uncertainty of future cash flows related to the Proellex patent applications, the Company recorded an impairment charge of approximately $957,000 in the third quarter of 2009 related to these patent applications.  Additionally, the Company concluded that it will no longer seek to protect the specific matter covered in one Androxal patent application and recorded an impairment charge of approximately $32,000 to abandon this patent application.

General and Administrative Expenses

General and administrative expenses, or G&A, increased 162% to approximately $2.0 million for the three month period ended September 30, 2009 as compared to $750,000 for the same period in the prior year.  Our primary G&A expenses for the three month period ended September 30, 2009 and 2008 are shown in the following table (in thousands):

General and Administrative	Three-months Sept. 30, 2009	Three-months Sept. 30, 2008	Variance	Change (%)
Payroll and benefits	$767	$318	$449	141%
Operating and occupancy	1,195	432	763	177%
Total	$1,962	$750	$1,212	162%

G&A payroll and benefit expense include salaries, bonuses, relocation expense, severance costs, non-cash stock option compensation expense and fringe benefits.  Included in payroll and benefit expense is a charge for non-cash stock option expense of $266,000 for the three month period ended September 30, 2009 as compared to $105,000 for the same period in the prior year.  Additionally, salaries for the three month period ended September 30, 2009 were $307,000 as compared to $193,000 for the same period in the prior year.  The increase in salaries is primarily due to an increase in headcount, partially offset by a 50% salary reduction for all salaried employees effective August 16, 2009.

G&A operating and occupancy expenses, which include expenses to operate as a public company, increased 177% or approximately $763,000 to $1.2 million for the three month period ended September 30, 2009 as compared to $432,000 for the same period in the prior year.  The increase is primarily due to an increase in legal services of $737,000.

General and administrative expenses, or G&A, increased 85% to approximately $4.1 million for the nine month period ended September 30, 2009 as compared to $2.2 million for the same period in the prior year.  Our primary G&A expenses for the nine month period ended September 30, 2009 and 2008 are shown in the following table (in thousands):

General and Administrative	Nine-months Sept. 30, 2009	Nine-months Sept. 30, 2008	Variance	Change (%)
Payroll and benefits	$1,862	$1,001	$861	86%
Operating and occupancy	2,264	1,235	1,029	83%
Total	$4,126	$2,236	$1,890	85%

G&A payroll and benefit expense include salaries, bonuses, relocation expense, severance costs, non-cash stock option compensation expense and fringe benefits.  Included in payroll and benefit expense is a charge for non-cash stock option expense of $711,000 for the nine month period ended September 30, 2009 as compared to $346,000 for the same period in the prior year.  Additionally, salaries for the nine month period ended September 30, 2009 were $870,000 as compared to $577,000 for the same period in the prior year.  The increase in salaries is primarily due to an increase in headcount, partially offset by a 50% salary reduction for all salaried employees effective August 16, 2009.

G&A operating and occupancy expenses, which include expenses to operate as a public company, increased 83% or approximately $1.0 million to $2.3 million for the nine month period ended September 30, 2009 as compared to $1.2 million for the same period in the prior year.  The increase is primarily due to an increase in legal and consulting services of $932,000.

Off-Balance Sheet Arrangements

As of September 30, 2009, the only off-balance sheet arrangement we have is the operating lease relating to our facility.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from private placements and public offerings of equity securities and with funds received under collaborative agreements.  We have experienced negative cash flows from operations since inception.  We will require substantial funds for research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if appropriate, if the FDA or other regulatory approvals are obtained.  Based on our existing and projected accounts payable and commitments, we believe we do not have sufficient cash to continue normal operations and need to raise additional capital immediately in order to continue operations on a normal basis.  In the event that we are unable to obtain adequate financing to meet our immediate short term liquidity needs, we will pursue other options, including but not limited to, additional reductions of expenses, sale of the Company, sale or license of a portion or all of our assets, a bankruptcy filing or the liquidation of the Company.

On October 2, 2008, we completed a direct registered offering of 2.4 million shares of our common stock at a purchase price of $6.50 per share for net proceeds after expenses of approximately $15.6 million pursuant to an effective shelf registration statement.

On September 11, 2009, we completed a direct registered offering of 1.5 million shares of our common stock at a purchase price of $0.65 per share for net proceeds after expenses of approximately $869,000 pursuant to an effective shelf registration statement.

On October 13, 2009, we completed a direct registered offering of 3.5 million shares of our common stock at a purchase price of $1.27 per share for net proceeds after expenses of approximately $4.1 million pursuant to an effective shelf registration statement.

On October 29, 2009, we entered into a Master Settlement Agreement and Releases (the “Settlement Agreement”) with certain trade creditors, pursuant to which we agreed to issue up to an aggregate of 5,503,843 shares of our common stock, at $1.10 per share, and pay up to an aggregate of approximately $2.85 million in cash to such creditors as payment in full for our then-outstanding liabilities of approximately $8.9 million and for the release of the claims held by and the dismissal of the litigation commenced by such creditors against the Company.  Under the Settlement Agreement, we agreed to use our best efforts to prepare and file a registration statement to register such shares issued to the creditors, to use our best efforts to have such registration statement declared effective as soon as possible, and to maintain such registration statement until all such shares registered thereunder to the creditors have been sold or for a period of one year, whichever comes first.  We also agreed to refrain from (i) filing any other registration statement for any primary public offering or other offering of our equity securities prior to filing such registration statement with the Securities and Exchange Commission and (ii) selling any shares for any primary public offering or other offering of our equity securities during the ten business days immediately following the effective date of such registration statement, in order to provide such creditors an opportunity to sell their shares issued under the Settlement Agreement.  Notwithstanding, the amount of cash on hand is not sufficient to continue to fund our ongoing clinical trials of Androxal®, complete all necessary activities relating to the suspension of our clinical trial program for Proellex®, and pay our accounts payable and accrued expenses as well as our normal corporate overhead and expenses.

In order to facilitate raising additional capital, we filed a definitive proxy statement on October 16, 2009, relating to a special meeting of our stockholders to be held on November 17, 2009 to approve an amendment to the Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of our common stock from 30 million to 75 million.  No assurances can be given that the amendment will be approved by the stockholders or, if approved, that we will be able to successfully raise additional capital on acceptable terms or at all.

Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses.  We had cash and cash equivalents of approximately $2.5 million as of September 30, 2009 as compared to $19.5 million as of December 31, 2008.

Net cash of approximately $17.4 million and $16.4 million was used in operating activities during the nine month period ended September 30, 2009 and 2008, respectively.  The major use of cash for operating activities during the third quarter of 2009 was to fund our clinical development programs and associated administrative costs, partially offset by an increase in our accounts payable and accrued expenses.

Our capital requirements will depend on many factors, including: the costs associated with the suspension of dosing in our clinical trials relating to Proellex® and the potential costs to reestablish the dosing in such clinical trials should the FDA’s clinical hold be lifted; the costs and timing of seeking regulatory approvals of our products; our ability to successfully defend ourself in the recently filed class action lawsuits; our ability to realize a clear clinical path for Androxal®; the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of our preclinical and clinical activities; the costs associated with any future collaborative research, manufacturing, marketing or other funding arrangements; our ability to obtain regulatory approvals; the success of our potential future sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; changes in economic, regulatory or competitive conditions of our planned business; and additional costs associated with being a publicly-traded company. To satisfy our capital requirements, we are exploring ways to immediately raise additional funds.  Our announcements regarding the liver toxicity in our Proellex® clinical trials have significantly depressed our stock price and, these announcements, along with the clinical hold imposed by the FDA, receipt of the NASDAQ letter regarding our failure to meet the current NASDAQ listing requirements and recent announcement of the class action lawsuits have severely impaired our ability to raise additional capital funds or to outlicense the technology to where it could be difficult or impossible for us to raise any additional capital.  There can be no assurance that any such funding will be available to us on favorable terms or at all.  If we are successful in obtaining additional financing, we anticipate that such financing will result in significant dilution of the ownership interests of our current stockholders and may provide certain rights to the new investors senior to the rights of our current stockholders, including but not limited to voting rights and rights to proceeds in the event of a sale or liquidation of the Company.  The uncertainties relating to the foregoing matters raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We had cash and cash equivalents of approximately $2.5 million at September 30, 2009 which is held in an account backed by U.S. government securities.  Although this cash account is subject to fluctuations in interest rates and market conditions, no significant gain or loss on this account is expected to be recognized in earnings.  We do not invest in derivative securities.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of September 30, 2009.

Changes in Internal Control over Financial Reporting

In connection with the evaluation described above, we identified no material change in internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On August 7, 2009, R.M. Berry filed a putative class action lawsuit naming the Company, Joseph Podolski, Paul Lammers, and Louis Ploth, Jr. as defendants.  The lawsuit is pending in the United States District Court for the Southern District of Texas, Houston Division.  The lawsuit, styled R.M. Berry, on Behalf of Himself and all Others Similarly Situated v. Repros Therapeutics, Inc., Joseph Podolski, Paul Lammers, and Louis Ploth, Jr., alleges that the defendants made certain misleading statements related to the Company’s Proellex drug.  Among other claims, the lawsuit contends that the defendants misrepresented the side effects of the drug related to liver function, and the risk that these side effects could cause a suspension of clinical trials of Proellex. The lawsuit seeks to establish a class of shareholders allegedly harmed by the misleading statements, and asserts causes of action under the Securities Exchange Act of 1934.  On August 14, 2009, a lawsuit making similar allegations and naming the same defendants was also filed in the United States District Court for the Southern District of Texas.  This suit is styled Josephine Medina, Individually and On Behalf of all Others Similarly Situated v. Repros Therapeutics, Inc., Joseph Podolski, Paul Lammers, and Louis Ploth, Jr.  On September 25, 2009, a lawsuit also making allegations similar to those in the Berry action, and naming the same defendants, was filed in the United States District Court for the Southern District of Texas.  That lawsuit is styled Shane Simpson, Paul Frank and Clayton Scobie, on Behalf of Themselves and all Others Similarly Situated v. Repros Therapeutics, Inc., Joseph Podolski, Paul Lammers, and Louis Ploth, Jr.   During the week of October 5, 2009, various shareholders filed motions to consolidate the pending actions and to be appointed as lead plaintiff.  The lawsuits have now been consolidated but a lead plaintiff has not yet been appointed.  No ruling on these motions has occurred.  An estimate of the possible loss or range of losses in connection with the lawsuits cannot be made at this time.  The Company has retained counsel to assist it in defending these actions.

On August 10, 2009, a vendor of the Company filed a lawsuit naming the Company as a defendant.  The lawsuit claimed the Company owed it $147,000 in accordance with the terms of its agreement with the Company.   On August 20, 2009, another vendor of the Company filed a lawsuit naming the Company as a defendant.  The lawsuit claimed the Company owed it $443,600 in accordance with the terms of its agreement with the Company.   On October 29, 2009, the Company entered into a Master Settlement Agreement and Releases with certain trade creditors, pursuant to which we agreed to issue up to an aggregate of 5,503,843 shares of our common stock, at $1.10 per share, and pay up to an aggregate of approximately $2.85 million in cash to such creditors as payment in full for our then outstanding liabilities and for the release of these claims held by and the dismissal of the litigation commenced by these creditors against the Company as described above.

On October 2, 2009, a vendor of the Company filed a lawsuit naming the Company as a defendant.  The lawsuit claimed the Company owed it $294,718 in accordance with the terms of its agreement with the Company.  To date, no proceedings of any kind have occurred in the lawsuit, and an estimate of the possible loss or range of loss in connection with the lawsuit cannot be made.  The Company has retained counsel to assist it in defending these actions.

Repros' Androxal® product candidate and its uses are covered in the United States by two issued U.S. patents and seven pending patent applications.  Foreign coverage of Repros' Androxal® product candidate includes 34 issued foreign patents and 69 foreign pending patent applications.  The issued patents and pending applications relate to methods and compositions for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men.  Androxal® (the trans-isomer of clomiphene) is purified from clomiphene citrate.  A third party individual holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto.  In our prior filings with the SEC, we have described our request to the U.S. Patent and Trademark Office, or PTO, for re-examination of one of these patents based on prior art.  The third party amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims are patentable in view of those publications under consideration and a re-examination certificate was issued.  However, Repros believes that the amended claims are invalid based on additional prior art publications, and its request for re-examination by the PTO in light of a number of these additional publications and other publications cited by the PTO, has been granted.  All of the claims challenged by Repros have been finally rejected in the re-examination and the patent holder has appealed the rejections to the PTO Board of Patent Appeals and Interferences (“the Board”).  A decision has been rendered by the Board affirming the rejection of all of the claims.  The patent owner has filed a request for rehearing.  If the Board maintains the rejections on rehearing or the request for rehearing is denied, the Patentee will have the opportunity to appeal the rejections to the United States Court of Appeals for the Federal Circuit.  Repros also believes that the second of these two patents is invalid in view of published prior art not considered by the PTO.  Nevertheless, there is no assurance that either patent will ultimately be found invalid over the prior art.  If such patents are not invalidated by the PTO, Repros may be required to obtain a license from the holder of such patents in order to develop Androxal® further or attempts may be made to undertake further legal action to invalidate such patents.  If such licenses were not available on acceptable terms, or at all, Repros may not be able to successfully commercialize or out-license Androxal®.

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

Our ability to continue as a going concern is dependent upon our ability to obtain immediate financing, our ability to control our operating expenses and our ability to achieve a level of revenues adequate to support our capital and operating requirements. In particular, we are exploring various financing alternatives to address our immediate short term liquidity needs. No assurance can be given that we will be successful in obtaining financing on acceptable terms or at all.  We anticipate that if we are able to secure financing, that such financing will result in significant dilution of the ownership interests of our current stockholders and may provide certain rights to the new investors senior to the rights of our current stockholders, including but not limited to voting rights and rights to proceeds in the event of a sale or liquidation of the Company. The current FDA clinical hold of our clinical trials for Proellex® will make it more difficult for us to obtain additional financing. In addition, the recently filed class action lawsuits will make our ability to raise funds even more difficult. As described above, we expect to continue to incur significant losses for the foreseeable future, and we may never achieve or sustain profitability. In the event that we are unable to obtain adequate financing to meet our immediate short term liquidity needs, we will need to cease our business operations and begin bankruptcy or liquidation proceedings.

We may need to seek protection under the provisions of the U.S. Bankruptcy Code, and in that event, it is unlikely that stockholders would receive any value for their shares.

We have not generated any significant revenues to date, and we have incurred losses in each year since our inception. As of September 30, 2009, we had approximately $2.5 million in cash and cash equivalents and our accounts payable and accrued expenses were approximately $12.2 million.  As a result of the October 29, 2009 settlement agreement with certain of our creditors to issue them shares of our common stock, at $1.10 per share, and cash as payment in full for our then-outstanding liabilities with such creditors (as described below), we have reduced the amount of our accounts payable and accrued expenses by approximately $8.9 million subsequent to September 30, 2009.  Despite such actions, the  amount of cash on hand is not sufficient to continue to fund our ongoing clinical trials of Androxal®, complete all necessary activities relating to the suspension of our clinical trial program for Proellex®, pay our accounts payable and accrued expenses as well as our normal corporate overhead and expenses. We cannot assure you that any actions that we take would raise or generate sufficient capital to fully address the uncertainties of our financial position.  As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business and we may need to seek protection under the provisions of the U.S. Bankruptcy Code.  In that event, we may seek to reorganize our business, or we or a trustee appointed by the court may be required to liquidate our assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If we needed to liquidate our assets, we would likely realize significantly less from them than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to any secured and unsecured creditors before any funds would be available to pay our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we were required to liquidate under the federal bankruptcy laws, it is highly unlikely that stockholders would receive any value for their shares.

Although we recently amended our exclusive license agreement with the National Institutes of Health, failure to meet our agreed upon milestones could result in a loss of our rights to Proellex®.

On October 28, 2009 the Company amended its exclusive license with the NIH dated April 16, 1999.  This seventh amendment extends the time period by which the Company is required to obtain certain financing and/or licensing consideration.  In addition, the seventh amendment allows the Company time to attempt to lift the clinical hold on Proellex® for purposes of proceeding with a lower dose program.  If the clinical hold is lifted, the Company must reach certain developmental milestones for such lower dose program, such as commencing   Phase II and III studies and obtaining U. S. FDA approval for treatment of uterine fibroids, each by a specified date.  In the event the  FDA does not approve Proellex® for further clinical trials, at a lower dosage, by a certain date, the Company is required to identify a second generation compound from those covered by the original Exclusive License Agreement, and the Company must reach certain developmental milestones for such second generation compound, such as completing Phases I, II and III studies of such second generation compound, each by a specified date.  Even though such amendment allows the Company additional time to reach such benchmarks, there can be no assurance that the Company will be successful in obtaining such financing, that the FDA will agree to allow the Company to resume clinical trials at a lower dosage or that the Company will be successful in identifying a second generation drug.  In addition, the license may be terminated by the NIH immediately upon notice to the Company following a filing of a petition in bankruptcy or a letter from the Company to the NIH stating that it is insolvent.  In the event that any of the conditions contained in the license agreement for termination by the NIH are triggered, the Company's license agreement may be terminated and the Company would lose its exclusive rights to Proellex®.  Any such termination of the license agreement could have a material adverse effect on the Company's financial position and results of operations, and in such event, the value of the Company's common stock may be materially adversely affected.

We have identified a dose-related increase in liver enzymes in Proellex® clinical trial patients, leading to the suspension of Proellex® studies and the FDA's notice of clinical hold on all Proellex® clinical trials.

In our clinical trials program for Proellex®, we identified a dose-related increase in liver enzymes in a limited number of patients that resulted in our decision to suspend all clinical trials relating to Proellex®.  In August 2009, the FDA placed all Proellex® clinical studies on hold.  There can be no assurance whether and when the FDA will remove the clinical hold; whether Proellex® can be further developed, financed or commercialized in a timely manner without significant additional studies or patient data or significant expense; and whether any future development will be sufficient to support product approval.  If we are unable to resolve the FDA's concerns, we will not be able to proceed further to obtain regulatory approval for Proellex®.

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

On August 7, 2009, we received notice from The NASDAQ Stock Market that the market value of our listed securities has been below the minimum $50,000,000 requirement for continued inclusion by NASDAQ Listing Rule 5450(b)(2)(A).  We have been provided until November 5, 2009 to regain compliance.  If we do not demonstrate compliance by such date, we have been advised that our securities will be delisted from The NASDAQ Global Market.   The Company intends to appeal any decision to delist its securities through NASDAQ's appeal process and to concurrently request to have the Company's securities moved to the NASDAQ Capital Market should the Company not be successful in such appeal. However, there is no assurance that the Company's securities will continue to be traded on any of the NASDAQ trading markets as a result of this strategy.

On September 15, 2009, we received a second letter from The NASDAQ Stock Market advising that, in addition to the deficiencies previously disclosed on August 7, 2009, the Company’s market value of publicly held shares was below the minimum $15,000,000 requirement for continued listing on The NASDAQ Global Market by NASDAQ Listing Rule 5450(b)(2)(C) or 5450(b)(3)(C).  We have been provided until December 14, 2009 to regain compliance, at which time we have been advised that the Company’s securities will be delisted from such market unless the Company’s market value of publicly held shares is $15,000,000 or more for a minimum of 10 consecutive business days.  The Company is still required to regain compliance with the maintenance requirements set forth in the prior notice it received by November 5, 2009.  The letter also suggested that the Company consider applying for transfer of its securities to The NASDAQ Capital Market, which has substantially lower listing requirements.

On November 6, 2009, the Company received notification from NASDAQ that it has not regained compliance with NASDAQ Listing Rules 5450(b)(2)(A) or 5450(b)(3)(A) and, unless the Company appeals NASDAQ’s decision, its securities will be delisted from the NASDAQ Global Market.  Repros intends to appeal NASDAQ’s determination to delist its securities or, alternatively, to request to have its securities moved to the NASDAQ Capital Market.  There can be no assurance that either of these strategies will be successful.

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

The Company and certain of its officers and directors were named as a party in several class action lawsuits which could result in a material adverse affect on our business and financial condition.

The Company and certain of its officers were named as parties in several shareholder class action lawsuits alleging, among other things, that the Company and such officers violated certain provisions of the Securities Exchange Act of 1934 by issuing materially false and misleading press releases regarding the results of clinical trials for its drug Proellex.  Our bylaws require us to indemnify our officers in certain proceedings, subject to certain limited exceptions. In addition, each of our directors has an indemnification agreement with the Company providing for certain additional indemnification benefits for such persons in the event of a lawsuit.  As a result of the class action lawsuits, we are obligated to pay for certain costs and expenses of our officers and directors and may be liable for substantial damages, costs and expenses if such class action is successful.  Such litigation could also divert the attention of our management and our resources in general from day-to-day operations.  Further, it is possible that additional claims beyond those that have already been filed will be brought by the current plaintiffs or by others in an effort to seek monetary relief from us.

Additionally, such class action lawsuits are covered by the Company's director and officer insurance policy.  In the event there are adverse judgments against the Company in such lawsuits, the Company's insurance coverage may not be adequate to cover such judgments and the Company's cash position may not be sufficient to satisfy such judgment. Such adverse judgments could have a material and adverse affect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

None

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
10.1
Sixth Amendment to PHS Patent License Agreement, as amended, dated July 7, 2009 between the Company and certain agencies of the United States Public Health Service within the Department of Health and Human Services (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on July 10, 2009). *

10.2
Securities Purchase Agreement between Repros Therapeutics Inc. and Enable Growth Partners LP dated September 8, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on September 10, 2009).

31.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Accounting Officer).
32.1**	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Accounting Officer).
*	Portions omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
**	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPROS THERAPEUTICS INC.

Date: November 9, 2009
	By:	/s/ Joseph S. Podolski
Joseph S. Podolski
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2009
	By:	/s/ Katherine A. Anderson
Katherine A. Anderson
Chief Accounting Officer
(Principal Accounting Officer)