Form 10-K
period 2009-12-31
REPROS THERAPEUTICS INC.
filed 2010-03-15
CIK 897075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to
Commission File No. 001-15281

Repros Therapeutics Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0233274
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2408 Timberloch Place, Suite B-7	77380
The Woodlands, Texas	(Zip Code)
(Address of principal executive offices)
(281) 719-3400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	Nasdaq Capital Market
Rights to purchase Series One Junior	Nasdaq Capital Market
Participating Preferred Stock
Indicate by check mark whether the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).  Yes ☐   No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $69,725,000 as of June 30, 2009, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing sales price of the registrant's common stock on the Nasdaq Global Market on such date of $7.19 per share.  For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the shares of the registrant's common stock are assumed to be affiliates.

As of March 6, 2010, there were 26,011,054 shares of the registrant's common stock outstanding.

Documents incorporated by reference:  Portions of the registrant's definitive proxy statement relating to the registrant's 2010 Annual Meeting of Shareholders, which proxy statement will be filed under the Exchange Act within 120 days of the end of the registrant's fiscal year ended December 31, 2009, are incorporated by reference into Part III of this Form 10-K.

REPROS THERAPEUTICS INC
2009 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "may," "anticipate," "believe," "expect," "estimate," "project," "suggest," "intend" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance and are subject to certain risks, uncertainties and assumptions, including those discussed in "Item 1. Description of Business — Business Risks." Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, suggested or intended.

PART I

ITEM 1.	BUSINESS

Overview

Repros Therapeutics Inc. ("the Company", "RPRX," “Repros”, or "we," "us" or "our") was organized on August 20, 1987.  We are a development stage biopharmaceutical company focused on the development of oral small molecule drugs for major unmet medical needs.  As of December 31, 2009, we had accumulated losses of $174.5 million, approximately $1.9 million in cash and cash equivalents, and our accounts payable and accrued expenses were approximately $2.4 million. The amount of cash on hand is not sufficient to fund our future clinical trials of Androxal®, complete all necessary activities relating to the suspension of our clinical trial program for Proellex®, and pay our accounts payable and accrued expenses as well as our normal corporate overhead and expenses. The foregoing and other matters raise substantial doubt about our ability to continue as a going concern.  We continue to explore potential additional financing alternatives that may allow us to maintain our current reduced level of operations; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all.   Significant additional capital will be required for us to continue development of either of our product candidates.

Our current product pipeline (with the respective status of development) consists of the following:

Androxal® (male reproductive health):

•	Completed Phase 2b proof-of-concept trial in men being treated for low testosterone levels who want to improve or maintain their fertility and/or sperm number and function; and

•
Our Investigational New Drug Application, or IND, for the study of oral Androxal® in the treatment of hypogonadal men with type 2 diabetes was accepted by the FDA and, thus, we may initiate a Phase 2a trial.

Proellex® (female reproductive health):  All ongoing clinical trial activities for Proellex® have been put on hold by the FDA.

Any further development efforts for either of our product candidates is dependent on our ability to raise additional capital.  We also continue to maintain our patent portfolio of our phentolamine-based products for the treatment of sexual dysfunction and try to create value from these assets in various ways which includes product out-licensing.

Androxal®

Product Overview

Our primary product candidate, Androxal® (the trans isomer of clomiphene), is a single isomer of clomiphene citrate and is an orally active proprietary small molecule compound.

We are developing Androxal® for men of reproductive age with low testosterone levels who want to improve or maintain their fertility and/or sperm function while being treated for low testosterone.  In addition, we submitted a new IND to the Division of Metabolic and Endocrine Products, or DMEP, for the investigation of Androxal® as a potential treatment for type 2 diabetes.  On February 1, 2010, we received confirmation from the DMEP that our new IND was accepted and, as a result, we may initiate a Phase 2a trial.  This new indication replaces our previously announced plan to develop Androxal® in men with adult-onset idiopathic hypogonadotrophic hypogonadism, or AIHH, with concomitant plasma glucose and lipid elevations, all of which are components of Metabolic Syndrome.

Data relating to the findings of Androxal®’s potential treatment for AIHH associated with glucose and lipid dysregulation was discovered after a retrospective review of our clinical data from our 200 patient non-pivotal U.S. Phase 3 clinical trial.  Our findings showed that Androxal® therapy resulted in a significant reduction in mean glucose levels in men with a body mass index, or BMI, >26 and glucose levels >104 mg/dL, an outcome not seen in the placebo or AndroGel® arms of this study.  AndroGel® is the current leading therapy for testosterone replacement.  Men with AIHH are characterized as having both low testosterone and LH, often accompanied by obesity and elevated blood glucose, among other signs.  Our clinical trial data suggests that Androxal® modifies the endocrinologic profile in terms of both hormones and glucose.  There can be no assurance that clinical trials performed for these two new indications will be successful.

We believe Androxal® may have advantages over current therapies for the treatment of low testosterone due to secondary hypogonadism because it is designed as an oral therapy that acts centrally to restore testicular function and hence normal testosterone  in the body, as compared to currently approved products that simply replace diminished testosterone either through injections, nasal spray or the application of a gel or cream containing testosterone over a percentage of body area.

We believe Androxal® will be superior to the existing administration of exogenous testosterone products used to normalize testosterone as only Androxal® has the property of restoring both LH and FSH levels.  LH and FSH are the pituitary hormones that stimulate testicular testosterone and sperm production, respectively.

Testosterone is an important male hormone.  Testosterone deficiency in men is linked to several negative physical and mental conditions, including loss of muscle tone, reduced sexual desire, and deterioration of memory and certain other cognitive functions. Testosterone production normally decreases as men age, sometimes leading to testosterone deficiency.  According to the Urology Channel, recent estimates show that approximately 13 million men in the United States experience testosterone deficiency.  The leading therapy is AndroGel®, a commercially available testosterone replacement cream marketed by Solvay Pharmaceuticals for the treatment of low testosterone, which we believe has had and continues to have significant sales in North America.

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

Androxal® is considered a new chemical entity by the FDA which means that the compound will be required to undergo the full regulatory approval process.  We must still meet additional clinical requirements including pre-clinical, Phase 1, Phase 2, pivotal Phase 3 trials and long-term Open Label Safety Studies as well as other requirements.  Although Androxal® is considered a new chemical entity for purposes of requirements for approval, it is closely related chemically to the drug, Clomid®, which is approved for use in women to treat certain infertility disorders.  The FDA has indicated that testicular tumors, gynecomastia and adverse ophthalmologic events, which have been reported in males taking Clomid®, are potential risks that should be included in informed consent forms for our Androxal® clinical trials.  We do not believe that Androxal® will present with the same adverse events given its accelerated half-life in the human body as compared to Clomid®.  In our preclinical studies and our clinical trials to date, we have observed no evidence of any of these events except for certain ophthalmologic events in our preclinical dog study at doses significantly higher than those administered in the clinical trials.

All clinical trial results are subject to review by the FDA, and the FDA may disagree with our conclusions about safety and efficacy.  We caution that the results discussed herein are based on data from non-pivotal trials and that our Phase 2 trials, pivotal Phase 3 and long-term Open Label Safety Trial data may not agree with these results which will be based upon significantly larger and more diverse patient populations treated for longer periods of time.

Secondary Hypogonadism with Fertility Maintenance/Improvement

During the second quarter of 2008, we initiated a 24-patient Phase 2b proof-of-concept clinical trial (ZA-201) for a new indication in which we are monitoring the effects of Androxal® on male fertility and testicular function in patients being treated for low testosterone as compared to Testim®, a popular marketed topical testosterone medication.  On October 6, 2009 we announced that Androxal® was able to maintain sperm counts in men being treated for their low testosterone levels. Testim® resulted in suppressed sperm levels while men were being treated with that topical gel. We requested a meeting with the FDA to discuss such results.  In correspondence leading up to such meeting, the FDA stated that it could not agree with such proposed indication for Androxal® at that time because the patient population had not been adequately defined and that it was not aware of certain data to support our position.  On January 25, 2010, we participated in a teleconference with the FDA relating to the future clinical path for Androxal®.  During such teleconference, the FDA requested that we (i) propose a label that better defines the population of individuals for whom we believe will benefit from the use of Androxal® and (ii) conduct a literature review of the incidence of infertility associated with the use of exogenous testosterone as supportive of our data.  The FDA suggested that if it finds the submission appropriate, no additional clarifying meeting regarding this indication for Androxal® may be required. On February 8, 2010, we announced that we submitted the requested information to the FDA and we are currently awaiting the FDA’s response to such submissions.  Given that there is currently an acceptable treatment regimen for men with low testosterone, there is significant uncertainty as to whether or not an additional approach such as Androxal® would be approved by the FDA or accepted in the market.  At this time it is too early in the clinical development process to estimate when or even if an NDA for Androxal® will be submitted for this indication.

Type 2 Diabetes

In April 2008, we submitted a White Paper, based on the results from a previously conducted non-pivotal Phase 2 clinical trial (ZA-003) with Androxal® for the treatment of testosterone deficiency due to secondary hypogonadism, to the Division of Reproductive and Urology Products.  The data we believe demonstrated that in subjects with a serum glucose of greater than or equal to 105mg/dL, there was a statistically significant reduction in fasting serum glucose and a higher response rate to treatment in the Androxal®-group than the placebo or Androgel® groups. In November 2008, after the FDA reviewed this paper we received guidance from them suggesting that we open a new IND with the Division of Metabolic and Endocrine Products, or DMEP, for the investigation of Androxal® as a potential treatment for type 2 diabetes in mellitus.  In December 2009, we submitted a new IND to the DMEP for the investigation of Androxal® for such purpose. On February 1, 2010, we received confirmation from the DMEP that our new IND was accepted and, as a result, we may initiate a Phase 2a trial.  This new indication replaces our previously announced plan to develop Androxal® in men with adult-onset idiopathic hypogonadotrophic hypogonadism, or AIHH, with concomitant plasma glucose and lipid elevations, all of which are components of Metabolic Syndrome.

Proellex®

Proellex®, our product candidate for female reproductive health, is a new chemical entity that acts as a selective blocker of the progesterone receptor and is being developed for the treatment of symptoms associated with uterine fibroids and endometriosis. However, as a result of the recent liver toxicity exhibited by Proellex® in our previous Phase 2 and 3 clinical trials to endometriosis and uterine fibroids, respectively, all ongoing clinical trial activities have been put on hold by the FDA.  There is currently no FDA-approved orally administered drug treatment for the long-term treatment of uterine fibroids or endometriosis.

Our estimates regarding the timing of our Proellex® clinical development program are completely on hold at this time in light of the FDA clinical hold and our recent discontinuation of ongoing clinical trials. In addition, any future development efforts are totally dependent on our ability to raise sufficient capital or find an appropriate partner to proceed and on decisions by the FDA regarding the current clinical hold on Proellex® clinical trials. If the FDA were to lift the clinical hold on Proellex®, and if the FDA requires a lower dosage of Proellex® to be used for future clinical trials, we would be required to commence Phase 2 studies again with the required lower dosage, thereby resulting in extensive additional costs and delays. The length of time required to complete Phase 1, Phase 2 and Phase 3 clinical trials and long-term Open Label Safety Trials may vary substantially according to factors relating to the particular trial, such as the type and intended use of the drug candidate, the clinical, trial design and the ability to enroll suitable patients. We have also, in the past, had difficulty recruiting patients into our Proellex® clinical trials primarily due to the various test procedures that are required, including multiple endometrial biopsies. Recruiting patients would likely be even more difficult due to the recent liver toxicity exhibited by Proellex®.

Other Products

We continue limited out-licensing efforts for our phentolamine-based product candidates, including VASOMAX®, which had previously been approved for marketing in several countries in Latin America for the treatment of male erectile dysfunction under the brand name, Z-Max.  VASOMAX is currently on partial clinical hold in the U.S.

Business Strategy

Provided we are able to obtain sufficient funds to continue our business, we plan to focus our clinical program on Androxal®. Should the FDA permit the resumption of the Proellex® clinical trials, we will assess whether there are sufficient funds available to continue development ourselves of such product candidate or whether such program would be more appropriately funded by a corporate partner.  Therefore, we will continue to explore corporate partnering opportunities for assistance in the clinical development funding and commercialization of our products, as appropriate; however, there can be no assurance that a corporate partnering opportunity will be found.

Research and Development

We have limited resources and utilize consultants and outside entities to perform clinical development and limited research activities in connection with preclinical studies and clinical trials.  Our primary research and development, or R&D, expenses for 2009 were for the payment of contract research organizations and consultants in connection with our clinical trials of Proellex® for the treatment of uterine fibroids, endometriosis and for Androxal® for testosterone deficiency.  We believe that these expenses will continue to be our primary R&D expenses in the near future.

Proellex® License Agreement with National Institutes of Health

In 1999, we licensed rights to Proellex® from the National Institutes of Health, or NIH, under an exclusive, worldwide license in the field of treatment of human endocrinologic pathologies or conditions in steroid sensitive tissues which expires upon the expiration of the last licensed patent.  Under the terms of the agreement, we are obligated to meet developmental milestones as outlined in a commercial development plan, which has been amended and revised from time to time as circumstances warrant.  In 2009, we finalized a Seventh Amendment with the NIH which establishes a new set of milestones for development.  This set of milestones may need to be amended again depending on when or if the clinical hold is lifted.  Should the FDA determine that the clinical hold on Proellex® shall not be lifted even at a lower dosage, the license with the NIH provides us with an opportunity to satisfy milestones under such license with a second generation drug.

We provide annual updates to the NIH on the progress of our development of Proellex®.  Based on our interaction with the NIH to date, we believe our license and relationship with NIH are in good standing.  The NIH has the ability to terminate the agreement for lack of payment or if we are not meeting milestones as outlined in the commercial development plan and for other reasons as outlined in the agreement.  Although we believe that we have a good working relationship with the NIH, there can be no assurance that all of the objectives and conditions in the commercial development plan will be met on a timely basis or at all, or that, if we fail to meet any of such objectives, the NIH will again agree to amend this agreement to our satisfaction.  Failure to comply with the material terms contained in the license agreement could result in termination of such agreement, which would prohibit us from further development of Proellex® and severely harm our business prospects.  The NIH retains, on behalf of the government, a nonexclusive, nontransferable, worldwide license to practice the inventions licensed under the licensed patents by or on behalf of the government.  For the purpose of encouraging basic research, the NIH retains the right to grant nonexclusive research licenses to third parties.  Due to the work that was done on Proellex® at the NIH prior to our license agreement, the government also has certain rights to use the product in the event of a national emergency pursuant to the Patent and Trademark Laws Amendments Act of 1980, as amended.

Manufacturing

Due to the clinical hold on Proellex®, we cancelled our development and supply contract with Gedeon Richter for the production of the active pharmaceutical ingredient, or API, for Proellex®.  We remain in contact with Gedeon Richter and should the clinical hold be lifted, we believe we can reestablish our supply contract with Gedeon Richter.

We have a five year supply agreement with Diagnostic Chemical Limited, doing business as BioVectra, for the supply of the bulk active pharmaceutical ingredient used in Androxal®.  We have obtained all of our supply of Androxal® to date from BioVectra.  We have not faced any material problems with BioVectra in supplying us with our necessary quantities of Androxal® for our clinical trials and anticipate utilizing them for commercial production if we are able to raise sufficient additional capital to commence clinical trials.  Though our relationship with BioVectra remains good we believe that alternate manufacturers capable of manufacturing Androxal® could be developed.

For the foreseeable future, we expect to continue to rely on third-party manufacturers and other third parties to produce, package and store sufficient quantities of Androxal®, Proellex® and any future product candidates for use in our clinical trials.  These product candidates are complicated and expensive to manufacture.  If our third-party manufacturers fail to deliver our product candidates for clinical use on a timely basis, with sufficient quality, and at commercially reasonable prices, we may be required to delay or suspend clinical trials or otherwise discontinue development and production of our product candidates.  While we may be able to identify replacement third-party manufacturers or develop our own manufacturing capabilities for these product candidates, this process would likely cause a delay in the availability of our product candidates and an increase in costs.  In addition, third-party manufacturers may have a limited number of facilities in which our product candidates can be produced, and any interruption of the operation of those facilities due to events such as equipment malfunction or failure or damage to the facility could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in available product candidates.

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

Under a license agreement with the National Institutes of Health, we have exclusive rights to three issued U.S. patents, which expire in 2017, two pending U.S. patent applications, and several foreign patents and pending applications made by the NIH regarding Proellex®.  We also have five pending U.S. patent applications, four foreign PCT applications and 45 foreign pending patent applications that cover various formulations of Proellex® and methods for using Proellex®.

Our Androxal® product candidate and its uses are covered in the United States by two issued U.S. patents and six pending patent applications.  Foreign coverage of our Androxal® product candidate includes 35 issued foreign patents and 67 foreign pending patent applications.  The issued patents and pending applications relate to methods and compositions for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men.  Androxal® (the trans-isomer of clomiphene) is purified from clomiphene citrate.  A third party individual holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto.  In our prior filings with the SEC, we have described our request to the U.S. Patent and Trademark Office, or PTO, for re-examination of one of these patents based on prior art.  The third party amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims are patentable in view of those publications under consideration and a re-examination certificate was issued.  However, we believe that the amended claims are invalid based on additional prior art publications, and our request for re-examination by the PTO in light of a number of these additional publications and other publications cited by the PTO, has been granted. All of the claims have been finally rejected in the re-examination and the patent holder has appealed the rejections to the PTO Board of Patent Appeals and Interferences (“the Board”).  A decision has been rendered by the Board affirming the rejection of all of the claims.  The patent holder has filed a request for rehearing.  If the Board maintains the rejections on rehearing or the request for rehearing is denied, the patent holder will have the opportunity to appeal the rejections to the United States Court of Appeals for the Federal Circuit.  We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO.  Nevertheless, there is no assurance that either patent will ultimately be found invalid over the prior art. If such patents are not invalidated by the PTO we may be required to obtain a license from the holder of such patents in order to develop Androxal® further or attempts may be made to undertake further legal action to invalidate such patents.  If such licenses were not available on acceptable terms, or at all, we may not be able to successfully commercialize or out-license Androxal®.

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

Our main competitors for the treatment of testosterone deficiency are the testosterone replacement therapies currently being marketed.  The current most common standard of care is AndroGel, a topical gel for the replacement of testosterone in North America.  AndroGel is marketed by Solvay Pharmaceuticals, a considerably larger company than we are.  There is another topical gel, Testim®, currently marketed by Auxilium Pharmaceuticals, and a transdermal patch, AndroDerm®, marketed by Watson Pharmaceuticals.  In addition, other companies are developing other products that would compete with Androxal®.  We believe we can compete with AndroGel and the other replacement therapies because Androxal® would have th advantage of being orally administered.  Based on our clinical trial supply cost to date, we currently expect that Androxal®, if approved, can compete favorably on a cost basis with current testosterone replacement therapies.

Our main competitors for the treatment of uterine fibroids and endometriosis are GnRH agonists, especially Lupron, the current most common therapeutic standard of care for uterine fibroids.  In addition, surgical treatment of both uterine fibroids and endometriosis competes with Proellex® by removing uterine fibroids and by removing misplaced tissue in women with endometriosis.  We believe we can potentially compete with Lupron and other GnRH agonists because we believe that Proellex® will not present the same side effect of a decrease in bone mineral density given its specific focus on progesterone inhibition, which differentiates it from GnRH agonists that create a low estrogen state.  There are additional companies developing similar progesterone-blocking technology.  Asoprisnil, an anti-progestin, formerly being developed by TAP Pharmaceuticals in partnership with Schering AG, has been tested and discontinued due to side effects up through Phase 3 clinical trials.

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

Phase 3 clinical trials are undertaken to further evaluate clinical efficacy and to test further for safety within an expanded patient population at geographically dispersed clinical study sites.  Phase 1, Phase 2 or Phase 3 testing may not be completed successfully within any specific time period, if at all, with respect to any products being tested by a sponsor.  Furthermore, the FDA or the Investigational Review Board, or IRB may suspend clinical trials at any time on various grounds, including a finding that the healthy volunteers or patients are being exposed to an unacceptable health risk.  This was evidenced when Proellex®, our product candidate for uterine fibroids and endometriosis, was placed on clinical hold by the FDA in summer 2009 due to liver toxicity data resulting from the Phase 3 clinical trials.  There can be no assurance that the clinical hold will be lifted at any time.

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

Litigation

See Item 3 of Part I of this Annual Report on Form 10-K for our fiscal year ended December 31, 2009.

Employees and Consultants

Employees

As of March 15, 2010, we had 5 full-time employees.  We also utilize consultants as well as contract research organizations and other outside specialty firms for various services such as preclinical and clinical trial support, manufacturing, regulatory approval advice and accounting and human resource management.  We believe our relationship with our employees is good.

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

Available Information

Our Internet site (www.reprosrx.com) makes available free of charge to all interested parties our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as well as all other reports and schedules filed electronically with the Securities and Exchange Commission, or SEC, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.  Interested parties may also find reports, proxy and information statements and other information on issuers that file electronically with the SEC at the SEC's Internet site (http://www.sec.gov).

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

Risks Relating to Our Business

Our ability to continue as a going concern requires that we raise additional funds in the first half of 2010, without which we will need to cease our business operations and begin bankruptcy or liquidation proceedings.

Our ability to continue as a going concern is dependent upon our ability to obtain financing in the first half of 2010, our ability to control our operating expenses and our ability to achieve a level of revenues adequate to support our capital and operating requirements. In particular, we are exploring various financing alternatives to address our short term liquidity needs. No assurance can be given that we will be successful in obtaining financing on acceptable terms or at all.  We anticipate that if we are able to secure financing, that such financing will result in significant dilution of the ownership interests of our current stockholders and may provide certain rights to the new investors senior to the rights of our current stockholders, including but not limited to voting rights and rights to proceeds in the event of a sale or liquidation of the Company. The current FDA clinical hold of our clinical trials for Proellex® will make it more difficult for us to obtain additional financing. In addition, the recently filed class action lawsuits will make our ability to raise funds even more difficult. As described above, we expect to continue to incur significant losses for the foreseeable future, and we may never achieve or sustain profitability. In the event that we are unable to obtain adequate financing in the first half of 2010, we will need to cease our business operations and begin bankruptcy or liquidation proceedings.

We may need to seek protection under the provisions of the U.S. Bankruptcy Code, and in that event, it is unlikely that stockholders would receive any value for their shares.

We have not generated any significant revenues to date, and we have incurred losses in each year since our inception. As of December 31, 2009, we had approximately $1.9 million in cash and cash equivalents and our accounts payable and accrued expenses were approximately $2.4 million.  The  amount of cash on hand is not sufficient to fund future clinical trials of Androxal®, complete all necessary activities relating to the lifting of the hold associated with Proellex®, pay our accounts payable and accrued expenses as well as our normal corporate overhead and expenses. We cannot assure you that any actions that we take would raise or generate sufficient capital to fully address the uncertainties of our financial position.  As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business and we may need to seek protection under the provisions of the U.S. Bankruptcy Code.  In that event, we may seek to reorganize our business, or we or a trustee appointed by the court may be required to liquidate our assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If we needed to liquidate our assets, we would likely realize significantly less from them than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to any secured and unsecured creditors before any funds would be available to pay our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we were required to liquidate under the federal bankruptcy laws, it is highly unlikely that stockholders would receive any value for their shares.

Although we recently amended our exclusive license agreement with the National Institutes of Health, failure to meet our agreed upon milestones could result in a loss of our rights to Proellex®.

On October 28, 2009, the Company amended its exclusive license with the NIH dated April 16, 1999.  This seventh amendment extends the time period by which the Company is required to obtain certain financing and/or licensing consideration.  In addition, the seventh amendment allows the Company time to attempt to lift the clinical hold on Proellex® for purposes of proceeding with a lower dose program.  If the clinical hold is lifted, the Company must reach certain developmental milestones for such lower dose program, such as commencing   Phase II and III studies and obtaining U. S. FDA approval for treatment of uterine fibroids, each by a specified date.  In the event the  FDA does not approve Proellex® for further clinical trials, at a lower dosage, by a certain date, the Company is required to identify a second generation compound from those covered by the original Exclusive License Agreement, and the Company must reach certain developmental milestones for such second generation compound, such as completing Phases I, II and III studies of such second generation compound, each by a specified date.  Even though such amendment allows the Company additional time to reach such benchmarks, there can be no assurance that the Company will be successful in obtaining such financing, that the FDA will agree to allow the Company to resume clinical trials at a lower dosage or that the Company will be successful in identifying a second generation drug.  In addition, the license may be terminated by the NIH immediately upon notice to the Company following a filing of a petition in bankruptcy or a letter from the Company to the NIH stating that it is insolvent.  In the event that any of the conditions contained in the license agreement for termination by the NIH are triggered, the Company's license agreement may be terminated and the Company would lose its exclusive rights to Proellex®.  Any such termination of the license agreement could have a material adverse effect on the Company's financial position and results of operations, and in such event, the value of the Company's common stock may be materially adversely affected.

We believe we have identified a dose-related increase in liver enzymes in Proellex® clinical trial patients, leading to the suspension of Proellex® studies and the FDA's notice of clinical hold on all Proellex® clinical trials.

In our clinical trials program for Proellex®, we believe we have identified a dose-related increase in liver enzymes in a limited number of patients that resulted in our decision to suspend all clinical trials relating to Proellex®.  In August 2009, the FDA placed all Proellex® clinical studies on hold.  There can be no assurance whether and when the FDA will remove the clinical hold; whether Proellex® can be further developed, financed or commercialized in a timely manner without significant additional studies or patient data or significant expense; and whether any future development will be sufficient to support product approval.  If we are unable to resolve the FDA's concerns, we will not be able to proceed further to obtain regulatory approval for Proellex®.

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

We are currently not in compliance with Nasdaq rules for continued listing on the Nasdaq Capital Market and are at risk of being delisted, which may subject us to the SEC’s penny stock rules and decrease the liquidity of our common stock.

On January 12, 2010, we received a letter from the Nasdaq Hearings Panel (the “Panel”) stating that our shares would be transferred from the Nasdaq Global Market to the Nasdaq Capital Market, effective at the open of the trading session on Thursday, January 14, 2010.   As previously announced, we have not been in compliance with Marketplace Rules 5450(a)(1) and 5450(b)(2)(A) and (C), requiring (i) a minimum $1.00 bid price per share, (ii) a minimum $50 million market value of listed securities and (iii) a minimum market value of publicly held shares of $15 million, respectively, for continued inclusion on the Nasdaq Global Market. The Panel’s determination to transfer our shares to the Nasdaq Capital Market follows our hearing before the Panel on December 3, 2009.  If we cannot demonstrate compliance with all the requirements for continued listing on the Nasdaq Capital Market, including the requirement to maintain a minimum bid price of $1.00 per share by June 14, 2010 and maintain either stockholders’ equity of at least $2.5 million or a market value of listed securities of $35 million, by May 5, 2010, our shares will be subject to immediate delisting.

If we are delisted from The Nasdaq Capital Market, our common stock may be traded over-the-counter on the OTC Bulletin Board or in the “pink sheets.”  These alternative markets, however, are generally considered to be less efficient than The Nasdaq Capital Market.  Many over-the-counter stocks trade less frequently and in smaller volumes than securities traded on the Nasdaq markets, which would likely have a material adverse effect on the liquidity of our common stock.

If our common stock is delisted from The Nasdaq Capital Market, there may be a limited market for our stock, trading in our stock may become more difficult and our share price could decrease even further.  In addition, if our common stock is delisted, our ability to raise additional capital may be impaired.

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

The Company and certain of its officers were named as parties in several shareholder class action lawsuits alleging, among other things, that the Company and such officers violated certain provisions of the Exchange Act by issuing materially false and misleading press releases regarding the results of clinical trials for its drug Proellex®.  Our bylaws require us to indemnify our officers in certain proceedings, subject to certain limited exceptions. In addition, each of our directors has an indemnification agreement with the Company providing for certain additional indemnification benefits for such persons in the event of a lawsuit.  As a result of the class action lawsuits, we are obligated to pay for certain costs and expenses of our officers and directors and may be liable for substantial damages, costs and expenses if such class action is successful.  Such litigation could also divert the attention of our management and our resources in general from day-to-day operations.  Further, it is possible that additional claims beyond those that have already been filed will be brought by the current plaintiffs or by others in an effort to seek monetary relief from us.

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

We expect to make additional capital outlays and to increase operating expenditures over the next several years to support our preclinical development and clinical trial activities, particularly with respect to pivotal clinical trials for Androxal® and, if and when the clinical hold on Proellex® is lifted, for Proellex®.  Based on our current planned clinical programs, we will need to raise additional capital in the first half of 2010.  Thereafter we will need to seek additional funding through public or private financings, including equity or debt financings, and/or through other means, including collaborations and license agreements.  We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us.  If adequate funds are not available to us, we may be required to:

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

The current economic downturn may affect our ability to raise capital, as well as our suppliers and contractors, and could materially affect our ability to continue our business.

The current economic downturn has reduced the availability of liquidity and credit to fund or support the continuation and expansion of business operations worldwide. Recent financial market conditions have resulted in significant write-downs of asset values by financial institutions, and have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers. Continued disruption of the credit markets could adversely affect the credit capacity of our suppliers, contractors and insurance providers and could result in cancellations, suspensions or project delays. If one or more of our suppliers or contractors experiences difficulties that result in a reduction or interruption in supplies or services to us, or they fail to meet any of our manufacturing requirements, our business could be adversely impacted until we are able to secure alternative sources, if any.  The equity capital markets have also been impacted, in that there are fewer private equity, venture capital and hedge funds in existence today than in previous years that are willing to invest in early stage biotechnology companies.  Investment banks and major pharmaceutical companies are also not pursuing as many new financings and deals as in the past due to the lack of available capital and investors.  In addition to these factors, please refer to the risk factor titled, "We rely on third parties to conduct clinical trials for our product candidates, and their failure to timely and properly perform their obligations may result in costs and delays that prevent us from obtaining regulatory approval or successfully commercializing our product candidates" for a discussion of additional adverse events that could arise from the failure of our independent contractors.

Because the data from our preclinical studies and early clinical trials for our product candidates are not necessarily predictive of future results, we can provide no assurances that any of them will have favorable results in clinical trials or receive regulatory approval.

Before we can obtain regulatory approval for the commercial sale of any product candidate that we develop, we are required to complete preclinical development and extensive clinical trials in humans to demonstrate its safety and efficacy.  Positive data from preclinical studies or early clinical trials should not be relied upon as evidence that those studies or trials will produce positive results, or that later or larger-scale clinical trials will succeed.  Previous clinical trials for Androxal® have been conducted only in limited numbers of patients that may not fully represent the diversity present in larger populations.  In addition, these studies have not been subjected to the exacting design requirements typically required by FDA for pivotal trials.  Thus the limited data we have obtained may not predict results from studies in larger numbers of patients drawn from more diverse populations, and may not predict the ability of Androxal® to treat type 2 diabetes.  Furthermore, the only data that we obtained to date relating to Androxal® is to treat testosterone deficiency.  We will be required to demonstrate through larger-scale clinical trials that these product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale.  There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials.  We are also required to complete our two-year rat carcinogenicity studies as well as other preclinical studies before we are permitted to file a new drug application, or NDA, for Androxal® and Proellex®.  If Androxal®, Proellex®, or any other potential future product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, we would experience potentially significant delays in, or be required to abandon, development of that product candidate.  If we delay or abandon our development efforts related to Androxal® or Proellex®, we may not be able to generate sufficient revenues to continue operations or become profitable.

We have a history of operating losses, and we expect to incur increasing net losses and may not achieve or maintain profitability for some time or at all.

We have experienced significant operating losses in each fiscal year since our inception.  As of December 31, 2009, we had a deficit of approximately $174.5 million.  We expect to continue incurring net losses and we may not achieve or maintain profitability for some time if at all.  As we increase expenditures for the clinical development of our products, we expect our total operating losses to increase for at least the next few years.  Our ability to achieve profitability will depend on, among other things, successfully completing the development of our products, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others that possess such capabilities, and raising sufficient funds to finance our activities.  There can be no assurance that we will be able to achieve profitability or that profitability, if achieved, can be sustained.  The uncertainties relating to the foregoing matters raise substantial doubt about our ability to continue as a going concern.

Raising additional funds by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

We may raise additional funds through public or private equity offerings, debt financings or potential regional corporate collaborations and licensing arrangements.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  To the extent that we raise additional capital by issuing equity securities, our stockholders’ ownership will be diluted.  Any debt financing we enter into may involve covenants that restrict our operations.  These restrictive covenants may include limitations on borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock or make investments.  In addition, if we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.  For example, we might be forced to relinquish all or a portion of our sales and marketing rights with respect to Androxal®, Proellex®, or other potential products or license intellectual property that enables licensees to develop competing products.

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

Failure to initiate additional clinical trials or delays in existing clinical trials of Androxal® and failure of the FDA to lift the clinical hold for lower doses of Proellex® or any of our other current or future product candidates, or unfavorable results or decisions or negative perceptions regarding any of such clinical trials, could cause our stock price to decline significantly.

Delays in the commencement of preclinical studies and clinical trials testing of our current and potential product candidates could result in increased costs to us and delay our ability to generate revenues.

Our product candidates will require continued preclinical studies and extensive clinical trials prior to the submission of a regulatory application for commercial sales.  Because of the nature of clinical trials and our lack of sufficient capital, we do not know whether future planned clinical trials will begin on time, if at all.  Delays in the commencement of preclinical studies and clinical trials could significantly increase our product development costs and delay any product commercialization.  In addition, many of the factors that may cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to denial of regulatory approval of a product candidate.

The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

•	demonstrating sufficient safety and efficacy in past clinical trials to obtain regulatory approval to commence a further clinical trial;

•	convincing the FDA that we have selected valid endpoints for use in proposed clinical trials, such as those we recently changed in our Androxal® clinical trials after our meeting with the FDA;

•	reaching agreements on acceptable terms with prospective contract manufacturers for manufacturing sufficient quantities of a product candidate; and

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site.

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

Once a clinical trial has begun, it may be delayed, suspended or terminated by us or the FDA, such as we are experiencing with Proellex®, or other regulatory authorities due to a number of factors, including:

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

•
ongoing discussions with the FDA or other regulatory authorities regarding the scope or design of our clinical trials; as was the case with our development for the initial indication of Androxal® that we are no longer pursuing;

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

Even if we successfully complete clinical trials for Androxal® and Proellex®, there are no assurances that we will be able to submit, or obtain FDA approval of, a new drug application.

There can be no assurance that, if our clinical trials for Androxal® and Proellex® are successfully completed, we will be able to submit a new drug application, or NDA, to the FDA or that any NDA we submit will be approved by the FDA in a timely manner, if at all.  After completing clinical trials for a product candidate in humans, a drug dossier is prepared and submitted to the FDA as an NDA, and includes all preclinical studies and clinical trial data relevant to the safety and effectiveness of the product at the suggested dose and duration of use for the proposed indication, in order to allow the FDA to review such drug dossier and to consider a product candidate for approval for commercialization in the United States.  If we are unable to submit an NDA with respect to Androxal® or Proellex®, or if any NDA we submit is not approved by the FDA, we will be unable to commercialize that product.  The FDA can and does reject NDAs and requires additional clinical trials, even when drug candidates achieve favorable results in large-scale Phase 3 clinical trials.  If we fail to commercialize Androxal® or Proellex®, we will be unable to generate sufficient revenues to continue operations or attain profitability and our reputation in the industry and in the investment community would likely be damaged.

The results of preclinical studies and completed clinical trials are not necessarily predictive of future results, and our current drug candidates may not have favorable results in later studies or trials.

Preclinical studies and Phase 1 and Phase 2 clinical trials are not primarily designed to test the efficacy of a drug candidate, but rather to test safety, to study pharmacokinetics and pharmacodynamics, and to understand the drug candidate’s side effects at various doses and schedules.  To date, long-term safety and efficacy have not yet been demonstrated in clinical trials for any of our product candidates and in fact, our product candidate Proellex® is currently on clinical hold with the FDA due to safety issues experienced in our Phase 2 and Phase 3 clinical trials for endometriosis and uterine fibroids, respectively.  Favorable results in our early studies or trials may not be repeated in later studies or trials, including continuing preclinical studies and large-scale clinical trials analyzed with more rigorous statistical methods, and our drug candidates in later-stage trials may fail to show desired safety and efficacy despite having progressed through earlier-stage trials.  Unfavorable results from ongoing preclinical studies or clinical trials could result in delays, modifications or abandonment of ongoing or future clinical trials. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals.  Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be delayed, repeated or terminated. In addition, we may report top-line data from time to time, which is based on a preliminary analysis of key efficacy and safety data; such data may be subject to change following a more comprehensive review of the data related to the applicable clinical trial.

If commercialized, our product candidates may not be approved for sufficient governmental or third-party reimbursements, which would adversely affect our ability to market our product candidates.

In the United States and elsewhere, sales of pharmaceutical products depend in significant part on the availability of reimbursement to the consumer from third-party payers, such as government and private insurance plans.  Since we have no commercial products, we have not had to face this issue yet; however, third-party payers are increasingly challenging the prices charged for medical products and services.  It will be time consuming and expensive for us to go through the process of seeking reimbursement from Medicaid, Medicare and private payers for Proellex® and Androxal®.  Our products may not be considered cost effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.  The passage of the Medicare Prescription Drug and Modernization Act of 2003 imposes new requirements for the distribution and pricing of prescription drugs which may negatively affect the marketing of our potential products.

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

If Androxal® does not provide a treatment regime that is more beneficial than AndroGel, the current standard of care for the treatment of testosterone deficiency, or otherwise provide patient benefit, it likely will not be accepted favorably by the market. If any products we may develop do not achieve market acceptance, then we will not generate sufficient revenue to achieve or maintain profitability.

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

Currently, we do not have the ability internally to manufacture the product candidates that we need to conduct our clinical trials. We recently terminated our supply agreement with Gedeon Richter for the manufacturing of Proellex® due to the clinical hold imposed by the FDA in August 2009.  We have not sought an alternate manufacturer at this time, although we believe that other manufacturers are available.

We have a five year supply agreement with Diagnostic Chemical Limited, doing business as BioVectra, for the supply of the bulk active pharmaceutical ingredient used in Androxal®.  We have obtained all of our supply of Androxal® to date from BioVectra.  We have not faced any material problems with BioVectra in supplying us with our necessary quantities of Androxal® for our clinical trials and anticipate utilizing them for commercial production if Androxal® is approved.  The Company believes that should an issue with BioVectra arise an alternative supplier could be identified.

For the foreseeable future, we expect to continue to rely on third-party manufacturers and other third parties to produce, package and store sufficient quantities of Androxal®, Proellex®, and any future product candidates for use in our clinical trials.  These product candidates are complicated and expensive to manufacture.  If our third-party manufacturers fail to deliver our product candidates for clinical use on a timely basis, with sufficient quality, and at commercially reasonable prices, we may be required to delay or suspend clinical trials or otherwise discontinue development and production of our product candidates.  While we may be able to identify replacement third-party manufacturers or develop our own manufacturing capabilities for these product candidates, this process would likely cause a delay in the availability of our product candidates and an increase in costs.  In addition, third-party manufacturers may have a limited number of facilities in which our product candidates can be produced, and any interruption of the operation of those facilities due to events such as equipment malfunction or failure or damage to the facility by natural disasters could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in available product candidates.

Our product candidates have only been manufactured in small quantities to date, and we may face delays or complications in manufacturing quantities of our product candidates in sufficient quantities to meet the demands of late stage clinical trials and marketing.

We cannot assure that we will be able to successfully increase the manufacturing capacity or scale-up manufacturing volume per batch, whether on our own or in reliance on third-party manufacturers, for any of our product candidates in a timely or economical manner, or at all.  To date our product candidates have been manufactured exclusively by third parties in small quantities for preclinical studies and clinical trials.  Future clinical trials of our product candidates, if any, will require increased quantities for future commercial sale in the event that such product candidates are approved by the FDA or foreign regulatory bodies.  Significant scale-up of manufacturing requires certain additional developmental work, which the FDA must review and approve to assure product comparability.  If we or our third-party manufacturers are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in supply of that product candidate.

Our product candidates require precise, high-quality manufacturing which may not be available at acceptable costs.

Androxal® and Proellex® are novel compounds that have never been produced in large scale.  As in the development of any new compound, there are underlying risks associated with their manufacture.  These risks include, but are not limited to, cost, process scale-up, process reproducibility, construction of a suitable process plant, timely availability of raw materials, as well as regulatory issues associated with the manufacture of an active pharmaceutical agent.  Any of these risks may prevent us from successfully developing Androxal® or Proellex®.  Our failure, or the failure of our third-party manufacturers to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors and reliable product packaging for diverse environmental conditions, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business.

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

The FDA also requires that we demonstrate structural and functional comparability between the same drug product produced by different third-party manufacturers.  Because we may use multiple sources to manufacture Androxal® and Proellex®, we may need to conduct comparability studies to assess whether manufacturing changes have affected the product safety, identity, purity or potency of any commercial product candidate compared to the product candidate used in clinical trials.  If we are unable to demonstrate comparability, the FDA could require us to conduct additional clinical trials, which would be expensive and significantly delay commercialization of our product candidates.

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

In addition, we have no control over the financial health of our independent contractors.  The current economic downturn may contribute to the likelihood of the financial failure of one or more of our independent contractors.  Several of our independent contractors are in possession of valuable and sensitive information relating to the safety and efficacy of our product candidates, and several others provide services to a significant percentage of the patients enrolled in the respective clinical trials in which such independent contractors participate.  Should one or more of these independent contractors become insolvent, or otherwise are not able to continue to provide services to us, as a result of the current economic downturn or otherwise, the clinical trial in which such contractor participates could become significantly delayed and we may be adversely affected as a result of the delays and additional expenses associated with such event.

Our liability insurance may neither provide adequate coverage nor may it always be available on favorable terms or at all.

Neither Androxal® nor Proellex® has been approved for commercial sale.  However, the current and future use of our product candidates by us and potential corporate collaborators in clinical trials, and the sale of any approved products in the future, may expose us to liability claims.  These claims might be made directly by consumers or healthcare providers or indirectly by pharmaceutical companies, potential corporate collaborators or others selling such products.  We may experience financial losses in the future due to product liability claims.  We have obtained limited general commercial liability insurance coverage for our clinical trials.  We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for any of our product candidates.  However, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses.  If a successful product liability claim or series of claims is brought against us for uninsured liabilities or for liabilities in excess of our insurance limits, our assets may not be sufficient to cover such claims and our business operations could be impaired.

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

Our main competitors for the treatment of testosterone deficiency are the testosterone replacement therapies currently being marketed.  The current standard of care is AndroGel, a topical gel for the replacement of testosterone developed by Solvay Pharmaceuticals.  Solvay is a much larger company than we are, with greater resources and marketing ability.  Androxal® would also compete with other forms of testosterone replacement therapies such as oral treatments, patches, injectables and a tablet applied to the upper gum.  There is another topical gel currently marketed by Auxilium Pharmaceuticals called Testim®, and a transdermal patch marketed by Watson Pharmaceuticals called AndroDerm.  There can be no assurance that our product candidates will be more successful than competitive products.  In addition, other potential competitors may be developing testosterone therapies similar to ours.

The main therapeutic products competitive with Proellex® for the treatment of uterine fibroids and endometriosis are GnRH agonists, including Lupron and the use of approved progestin-based contraceptives for the treatment of endometriosis.  In addition, surgical treatment of both uterine fibroids and endometriosis would compete with Proellex®, if approved, by removing uterine fibroids and by removing misplaced tissue in women with endometriosis.  Furthermore, Neurocrine Biosciences Inc. is developing a GnRH antagonist for the treatment of endometriosis.

We are thinly staffed and highly dependent on a limited number of management persons and key personnel, and if we lose these members of our team or are unable to attract and retain additional qualified personnel, our future growth and ability to compete would suffer.

The competition for qualified personnel in the biopharmaceutical field is intense, and our future success depends upon our ability to attract, retain and motivate highly skilled scientific, technical and managerial employees.  We have only 5 full-time employees at the present time, including Joseph S. Podolski.  We are highly dependent on our professional staff for the management of our company and the development of our technologies.  Mr. Podolski has an employment agreement with us.  There can be no assurance that any of these employees will remain with us through development of our current product candidates.  We do not maintain key person life insurance on any of our directors, officers or employees.  The loss of the services of any of our employees could delay or curtail our research and product development efforts.

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

Risks Relating to Our Intellectual Property

We licensed our rights to Proellex® from NIH and our inability to fulfill our commitments and obligations under such license may result in forfeiture of our rights.

Our rights to Proellex® are licensed exclusively to us from NIH under a license agreement.  This license agreement contains numerous detailed performance obligations, with time sensitive dates for compliance, relating to clinical development and commercialization activities required by us or our designated third-party providers, as well as additional financial milestones and royalties.  Failure to achieve the benchmarks specified in the commercial development plan attached to the license agreement or meet payment obligations could result in termination of the license agreement and the loss of our rights to develop and commercialize Proellex®.  We periodically update the commercial development plan as such plans evolve.  There can be no assurance that we will be able to meet any or all of the performance objectives in the future on a timely basis or at all, or that, if we fail to meet any of such objectives, NIH will agree to revised objectives.  NIH has the ability to terminate the agreement for an uncured material breach of the agreement, if we made a false statement or willful omission in our license application, if we do not keep Proellex® reasonably available to the public after commercial launch, if we cannot reasonably satisfy unmet health and safety needs, or if we cannot reasonably justify a failure to comply with the domestic production requirement unless such requirement has been waived.

There is a third party individual patent holder that claims priority over our patent application for Androxal®.

A third party individual holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto.  In our prior filings with the SEC, we have described our request to the U.S. Patent and Trademark Office, or PTO, for re-examination of one of these patents based on prior art.  The third party amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims are patentable in view of those publications under consideration and a re-examination certificate was issued.  However, we believe that the amended claims are invalid based on additional prior art publications, and our request for re-examination by the PTO in light of a number of these additional publications and other publications cited by the PTO, has been granted. All of the claims have been finally rejected in the re-examination and the patent holder has appealed the rejections to the PTO Board of Patent Appeals and Interferences (“the Board”).  A decision has been rendered by the Board affirming the rejection of all of the claims.  The patent holder has filed a request for rehearing.  If the Board maintains the rejections on rehearing or the request for rehearing is denied, the patent holder will have the opportunity to appeal the rejections to the United States Court of Appeals for the Federal Circuit.  We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO.  Nevertheless, there is no assurance that either patent will ultimately be found invalid over the prior art. If such patents are not invalidated by the PTO we may be required to obtain a license from the holder of such patents in order to develop Androxal® further or attempts may be made to undertake further legal action to invalidate such patents.  If such licenses were not available on acceptable terms, or at all, we may not be able to successfully commercialize or out-license Androxal®.

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

Our ability to commercialize our products will depend, in part, on our or our licensor’s ability to obtain patents, to enforce those patents and preserve trade secrets, and to operate without infringing on the proprietary rights of others.  The patent positions of biopharmaceutical companies are highly uncertain and involve complex legal and factual questions.  There can be no assurance that:

•	Patent applications for and relating to our products candidates, Androxal® and Proellex®, will result in issued patents;

•	Patent protection will be secured for any particular technology;

•
Any patents that have been or may be issued to us, such as our pending patent applications relating to Proellex® or Androxal®, or any patents that have been or may be issued to our licensor, such as the patent(s) and application(s) underlying our Proellex® compound, when issued, will be valid and enforceable;

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

On August 7, 2009, R.M. Berry filed a putative class action lawsuit naming the Company, Joseph Podolski, Paul Lammers, and Louis Ploth, Jr. as defendants.  The lawsuit is pending in the United States District Court for the Southern District of Texas, Houston Division.  The lawsuit, styled R.M. Berry, on Behalf of Himself and all Others Similarly Situated v. Repros Therapeutics, Inc., Joseph Podolski, Paul Lammers, and Louis Ploth, Jr., alleges that the defendants made certain misleading statements related to the Company’s Proellex® drug.  Among other claims, the lawsuit contends that the defendants misrepresented the side effects of the drug related to liver function, and the risk that these side effects could cause a suspension of clinical trials of Proellex®. The lawsuit seeks to establish a class of shareholders allegedly harmed by the misleading statements, and asserts causes of action under the Securities Exchange Act of 1934.  On August 14, 2009, a lawsuit making similar allegations and naming the same defendants was also filed in the United States District Court for the Southern District of Texas.  This suit is styled Josephine Medina, Individually and On Behalf of all Others Similarly Situated v. Repros Therapeutics, Inc., Joseph Podolski, Paul Lammers, and Louis Ploth, Jr.  On September 25, 2009, a lawsuit also making allegations similar to those in the Berry action, and naming the same defendants, was filed in the United States District Court for the Southern District of Texas.  That lawsuit is styled Shane Simpson, Paul Frank and Clayton Scobie, on Behalf of Themselves and all Others Similarly Situated v. Repros Therapeutics, Inc., Joseph Podolski, Paul Lammers, and Louis Ploth, Jr.    The lawsuits have now been consolidated, and lead plaintiffs appointed.  On January 27, 2010, the lead plaintiffs filed a Consolidated Class Action Complaint styled In re Repros Therapeutics, Inc. Securities Litigation, Civil Action No. 09 Civ. 2530 (VDG).  The lawsuit names Repros Therapeutics, Inc., Joseph Podolski, Paul Lammers, and Louis Ploth, Jr. as defendants.  The allegations in the Consolidated Class Action Complaint are substantially the same as those contained in the prior complaints, and focus on the claim that the defendants deliberately withheld information concerning the negative side-effects of Proellex® related to liver function.  Plaintiffs seek to establish a class action for all persons who “purchased or otherwise acquired Repros common stock between July 1, 2009, and August 2, 2009.”    No discovery has yet occurred in the matter, and defendants intend to file a motion to dismiss the Consolidated Class Action Complaint.  An estimate of the possible loss or range of losses in connection with the lawsuits cannot be made at this time.

On August 10, 2009, a vendor of the Company filed a lawsuit naming the Company as a defendant.  The lawsuit claimed the Company owed it $147,000 in accordance with the terms of its agreement with the Company.   On August 20, 2009, another vendor of the Company filed a lawsuit naming the Company as a defendant.  The lawsuit claimed the Company owed it $443,600 in accordance with the terms of its agreement with the Company.   On October 29, 2009, the Company entered into a Master Settlement Agreement and Releases with certain trade creditors, pursuant to which we issued 5,361,194 shares of our common stock, at $1.10 per share, and paid approximately $2.77 million in cash to such creditors as payment in full for our then outstanding liabilities and for the release of these claims held by and the dismissal of the litigation commenced by these creditors against the Company as described above.

On October 2, 2009, a vendor of the Company filed a lawsuit naming the Company as a defendant.  The lawsuit claimed the Company owed it $294,718 in accordance with the terms of its agreement with the Company.  On December 1, 2009, the Company entered into a confidential settlement agreement with this vendor which resolved the lawsuit.

On November 13, 2009, a vendor filed a lawsuit naming the company as a defendant.  The lawsuit claimed the Company owed it $93,698 in accordance with the terms of its agreement with the Company.   On February 1, 2010, the Company entered into a confidential settlement agreement with this vendor which resolved the lawsuit.

On March 1, 2010, we were served with a lawsuit where we were named as a co-defendant along with one of our clinical regulatory service providers (“CRO”) relating to the Proellex® clinical trial study.  The lawsuit was filed in the State of Tennessee, 30th Judicial District Chancery Court at Memphis by an investigator and claims that the CRO did not pay it amounts owing to it relating to the Proellex® study.  We did not engage the investigator and under our agreement with the CRO, we believe the CRO is responsible for any such costs or damages regarding such lawsuit.  The amount claimed is approximately $175,000.  An estimate of the possible costs or expenses to defend ourselves in this matter or risk of exposure under the litigation cannot be made at this time.  Pursuant to the October Settlement Agreement, such CRO, on behalf of itself and its agents, released us from all claims which could be asserted by them against us.  We believe such release covers the claims set forth in this lawsuit.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on The Nasdaq Capital Market under the symbol "RPRX."  The following table shows the high and low sale prices per share of common stock, as reported by the Nasdaq Stock Market, during the periods presented.

	Price Range
	High	Low
2008
First Quarter	$10.20	$8.11
Second Quarter	11.09	8.21
Third Quarter	10.00	5.31
Fourth Quarter	11.25	5.68

2009
First Quarter	$13.94	$5.84
Second Quarter	8.30	5.70
Third Quarter	6.01	0.65
Fourth Quarter	2.48	0.64

2010
First Quarter (January 2nd through March 5th)	$1.22	$0.68

All of the foregoing prices reflect interdealer quotations, without retail mark-up, markdowns or commissions and may not necessarily represent actual transactions in the common stock.

On March 5, 2010, the last sale price of our common stock, as reported by the Nasdaq Capital Market, was $0.80 per share.  On March 5, 2010, there were approximately 177 holders of record and approximately 3,750 beneficial holders of our common stock.

On January 12, 2010, we received a letter from the Nasdaq Hearings Panel (the “Panel”) stating that our shares would be transferred from the Nasdaq Global Market to the Nasdaq Capital Market, effective at the open of the trading session on Thursday, January 14, 2010.   As previously announced, we have not been in compliance with Marketplace Rules 5450(a)(1) and 5450(b)(2)(A) and (C), requiring (i) a minimum $1.00 bid price per share, (ii) a minimum $50 million market value of listed securities and (iii) a minimum market value of publicly held shares of $15 million, respectively, for continued inclusion on the Nasdaq Global Market. The Panel’s determination to transfer our shares to the Nasdaq Capital Market follows our hearing before the Panel on December 3, 2009.  If we cannot demonstrate compliance with all the requirements for continued listing on the Nasdaq Capital Market, including the requirement to maintain a minimum bid price of $1.00 per share by June 14, 2010 and maintain either stockholders’ equity of at least $2.5 million or a market value of listed securities of $35 million, by May 5, 2010, our shares will be subject to immediate delisting.

Dividends

General

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

Rights Plan

We are party to a rights agreement, as amended, pursuant to which a dividend consisting of one preferred stock purchase right was distributed for each share of our common stock held as of the close of business on September 13, 1999, and to each share of common stock issued thereafter until the earlier of (i) the distribution date which is defined in the rights plan, (ii) the redemption date which is defined in the rights plan or (iii) September 13, 2010.  The rights plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of us without offering fair value to our stockholders.  The rights will expire on September 13, 2010, subject to earlier redemption or exchange as provided in the rights plan.  Each right entitles its holder to purchase from us one one-hundredth of a share of a new series of Series One Junior Participating Preferred Stock at a price of $20.00 per one one-hundredth of a share, subject to adjustment.  The rights are generally exercisable only if a person acquires beneficial ownership of 20% or more of our outstanding common stock.

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

	12/04	12/05	12/06	12/07	12/08	12/09

Repros Therapeutics Inc.	100.00	118.01	291.22	215.24	242.96	18.40
NASDAQ Composite	100.00	101.41	114.05	123.94	73.43	105.89
NASDAQ Pharmaceutical	100.00	102.39	105.36	100.01	92.37	98.60

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The statement of operations data for the years ended December 31, 2009, 2008 and 2007, and the balance sheet data as of December 31, 2009 and 2008, have been derived from our financial statements, included elsewhere in this Annual Report on Form 10-K.  The statement of operations data for the years ended December 31, 2006 and 2005, and the balance sheet data as of December 31, 2007, 2006 and 2005 have been derived from our financial statements not included in this annual report on Form 10-K.  Our historical results are not necessarily indicative of results to be expected for any future period.  The data presented below have been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with our financial statements, including notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report on Form 10-K.

STATEMENTS OF OPERATIONS DATA:

	2009	2008	2007	2006	2005

Revenues and Other Income:
Interest income	$4	$433	$1,508	$596	$630
Research and development grants	—	—	—	—	4
Other income	547	—	—	—	—
Total revenues	551	433	1,508	596	634
Expenses:
Research and development	23,062	22,575	12,420	11,912	6,101
General and administrative	4,723	3,060	2,788	2,879	1,924
Total expenses	27,785	25,635	15,208	14,791	8,025
Net loss	$(27,234)	$(25,202)	$(13,700)	$(14,195)	$(7,391)

Net loss per share – basic and diluted (1)	$(1.57)	$(1.88)	$(1.09)	$(1.40)	$(0.77)
Shares used in loss per share calculation	17,344	13,372	12,524	10,147	9,647

BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities	$1,886	$19,470	$25,903	$6,736	$16,832
Total assets	2,960	22,603	27,599	7,849	17,682
Deficit accumulated during the development stage	(174,476)	(147,242)	(122,040)	(108,340)	(94,145)
Total stockholders' equity	$562	$15,614	$24,060	$3,790	$16,955

(1)	See "Note 2. Summary of Significant Accounting Policies" of Notes to Consolidated Financial Statements for a description of the computation of loss per share.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis should be read in conjunction with our historical consolidated financial statements and their notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under "Risk Factors" and elsewhere in this Form 10-K.

Overview

Repros Therapeutics Inc. ("the Company", "RPRX," “Repros”, or "we," "us" or "our") was organized on August 20, 1987.  We are a development stage biopharmaceutical company focused on the development of oral small molecule drugs for major unmet medical needs.

Our current product pipeline (with the respective status of development) consists of the following:

Androxal® (male reproductive health):

•	Completed Phase 2b proof-of-concept trial in men being treated for low testosterone levels who want to improve or maintain their fertility and/or sperm number and function; and

•
Our Investigational New Drug Application, or IND, for the study of oral Androxal® in the treatment of hypogonadal men with type 2 diabetes was accepted by the FDA and, thus, we may initiate a Phase 2a trial.

Proellex® (female reproductive health):  All ongoing clinical trial activities for Proellex® have been put on hold by the FDA.

Any further development efforts for either of our product candidates is dependent on our ability to raise additional capital.  We also continue to maintain our patent portfolio of our phentolamine-based products for the treatment of sexual dysfunction and try to create value from these assets in various ways which includes product out-licensing.

Our primary product candidate, Androxal® (the trans isomer of clomiphene), is a single isomer of clomiphene citrate and is an orally active proprietary small molecule compound.  We are developing Androxal® for men of reproductive age with low testosterone levels who want to improve or maintain their fertility and/or sperm function while being treated for low testosterone.  In addition, we submitted a new IND to the Division of Metabolic and Endocrine Products, or DMEP, for the investigation of Androxal® as a potential treatment for type 2 diabetes.  On February 1, 2010, we received confirmation from the DMEP that our new IND was accepted and, as a result, we may initiate a Phase 2a trial.  This new indication replaces our previously announced plan to develop Androxal® in men with adult-onset idiopathic hypogonadotrophic hypogonadism, or AIHH, with concomitant plasma glucose and lipid elevations, all of which are components of Metabolic Syndrome.

During the second quarter of 2008, we initiated a 24-patient Phase 2b proof-of-concept clinical trial (ZA-201) for a new indication in which we are monitoring the effects of Androxal® on male fertility and testicular function in patients being treated for low testosterone as compared to Testim®, a popular marketed topical testosterone medication.  On October 6, 2009 we announced that Androxal® was able to maintain sperm counts in men being treated for their low testosterone levels. Testim® resulted in suppressed sperm levels while men were being treated with that topical gel. We requested a meeting with the FDA to discuss such results.  In correspondence leading up to such meeting, the FDA stated that it could not agree with such proposed indication for Androxal® at that time because the patient population had not been adequately defined and that it was not aware of certain data to support our position. On January 25, 2010, we participated in a teleconference with the FDA relating to the future clinical path for Androxal®.  During such teleconference, the FDA requested that we (i) propose a label that better defines the population of individuals for whom we believe will benefit from the use of Androxal® and (ii) conduct a literature review of the incidence of infertility associated with the use of exogenous testosterone as supportive of our data.  The FDA suggested that if it finds the submission appropriate, no additional clarifying meeting regarding this indication for Androxal® may be required.  On February 8, 2010, we announced that we submitted the requested information to the FDA and we are currently awaiting the FDA’s response to such submissions. Given that there is currently an acceptable treatment regimen for men with low testosterone, there is significant uncertainty as to whether or not an additional approach such as Androxal® would be approved by the FDA or accepted in the market.  At this time it is too early in the clinical development process to estimate when or even if an NDA for Androxal® will be submitted for this indication.

In April 2008, we submitted a White Paper, based on the results from a previously conducted non-pivotal Phase 2 clinical trial (ZA-003) with Androxal® for the treatment of testosterone deficiency due to secondary hypogonadism, to the Division of Reproductive and Urology Products.  The data we believe demonstrated that in subjects with a serum glucose of greater than or equal to 105mg/dL, there was a statistically significant reduction in fasting serum glucose and a higher response rate to treatment in the Androxal®-group than the placebo or Androgel® groups. In November 2008, after the FDA reviewed this paper we received guidance from them suggesting that we open a new IND with the Division of Metabolic and Endocrine Products, or DMEP, for the investigation of Androxal® as a potential treatment for type 2 diabetes in mellitus.  In December 2009, we submitted a new IND to the DMEP for the investigation of Androxal® for such purpose. On February 1, 2010, we received confirmation from the DMEP that our new IND was accepted and, as a result, we may initiate a Phase 2a trial.  This new indication replaces our previously announced plan to develop Androxal® in men with adult-onset idiopathic hypogonadotrophic hypogonadism, or AIHH, with concomitant plasma glucose and lipid elevations, all of which are components of Metabolic Syndrome.

Proellex®, our product candidate for female reproductive health, is a new chemical entity that acts as a selective blocker of the progesterone receptor and is being developed for the treatment of symptoms associated with uterine fibroids and endometriosis.  However, as a result of the recent liver toxicity exhibited by Proellex® in our previous Phase 2 and 3 clinical trials to endometriosis and uterine fibroids, respectively, all ongoing clinical trial activities have been put on hold by the FDA.  There is currently no FDA-approved orally administered drug treatment for the long-term treatment of uterine fibroids or endometriosis.

 Our estimates regarding the timing of our Proellex® clinical development program are completely on hold at this time in light of the FDA clinical hold and our recent discontinuation of ongoing clinical trials. In addition, any future development efforts are totally dependent on our ability to raise sufficient capital or find an appropriate partner to proceed and on decisions by the FDA regarding the current clinical hold on Proellex® clinical trials. If the FDA were to lift the clinical hold on Proellex®, and if the FDA requires a lower dosage of Proellex® to be used for future clinical trials, we would be required to commence Phase 2 studies again with the required lower dosage, thereby resulting in extensive additional costs and delays. The length of time required to complete Phase 1, Phase 2 and Phase 3 clinical trials and long-term Open Label Safety Trials may vary substantially according to factors relating to the particular trial, such as the type and intended use of the drug candidate, the clinical, trial design and the ability to enroll suitable patients. We have also, in the past, had difficulty recruiting patients into our Proellex® clinical trials primarily due to the various test procedures that are required, including multiple endometrial biopsies. Recruiting patients would likely be even more difficult due to the recent liver toxicity exhibited by Proellex®.

We also continue to maintain our patent portfolio of our phentolamine-based products for the treatment of sexual dysfunction.  We continue to try to create value from these assets in various ways which includes product out-licensing.

The clinical development of pharmaceutical products is a complex undertaking, and many products that begin the clinical development process do not obtain regulatory approval.  The costs associated with our clinical trials may be impacted by a number of internal and external factors, including the number and complexity of clinical trials necessary to obtain regulatory approval, the number of eligible patients necessary to complete our clinical trials and any difficulty in enrolling these patients, and the length of time to complete our clinical trials.  Given the uncertainty of these potential costs, we recognize that the total costs we will incur for the clinical development of our product candidates may exceed our current estimates.  We do, however, expect these costs to decrease in year 2010 as compared to year 2009 due to the clinical hold on Proellex®.  Continued development of either of our programs is contingent on raising additional capital.

As with most biotechnology companies with drug candidates in development, the path to marketing approval by the U.S. Food and Drug Administration, or the FDA, and comparable foreign agencies for each such candidate is long and uncertain. The regulatory process, both domestically and abroad, is a multi-year process with no certainty when and if a drug candidate will be approved for commercial use. The development path for a particular drug candidate typically includes a variety of clinical trials. While we have a general estimate of the timeframe for our clinical trials, the actual anticipated completion dates for each of our drug candidates are uncertain due to a wide variety of risks, including those described in the risk factors in this 2009 Form 10-K.  The length of time for a clinical trial may vary substantially according to factors relating to the particular clinical trial, such as the type and intended use of the drug candidate, the clinical trial design and the ability to enroll suitable patients.  A clinical hold, can also result in unpredictable delays and added costs.  We will not receive any revenue from commercial sales unless we, or a potential partner, complete the clinical trial process, obtain regulatory approval, and successfully commercialize one or more of our product candidates.  Similarly, we do not have a reasonable basis to predict when or if material net cash inflows from the commercialization and sale of our drug candidates will occur.  To date, we have not commercialized any of our drug candidates to any material extent and in fact may never do so.  For a discussion of the risks and uncertainties associated with the timing and costs of completing the development of the Company’s drug candidates, see the section titled “Risk Factors.”

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

As of December 31, 2009, the Company had an accumulated deficit of $174.5 million and had cash and cash equivalents of $1.9 million.  We have experienced negative cash flows from operations since inception and have funded our activities to date primarily from equity financings and corporate collaborations.  Based on our current planned clinical programs, we will need to raise additional capital during the first half of 2010.  We believe we can secure additional cash resources through the sale of our equity securities; however, there can be no assurance that the Company will be able to raise sufficient capital.  Failure to raise sufficient funds will likely result in either bankruptcy or the dissolution of the Company.  The uncertainties relating to the foregoing matters raise substantial doubt about our ability to continue as a going concern.

Our common stock is traded on the Nasdaq Capital Market under our ticker symbol, RPRX.

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

We have 5 full-time employees who utilize the services of contract research organizations, contract manufacturers and various consultants to assist us in performing clinical and regulatory services for the clinical development of our products.  We are substantially dependent on our various contract groups to adequately perform the activities required to obtain regulatory approval of our products.

The value of the tax asset associated with the December 31, 2009 accumulated deficit can be substantially diminished in value to us due to various tax regulations, including change in control provisions in the tax code.  For additional information relating to our net operating loss carryforward, see "Note 6. Federal Income Taxes" of the Notes to Consolidated Financial Statements.  Losses have resulted principally from costs incurred in conducting clinical trials for our product candidates, in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts. There can be no assurance that we will be able to successfully complete the transition from a development stage company to the successful introduction of commercially viable products.  Our ability to achieve profitability will depend, among other things, on successfully completing the clinical development of our products in a reasonable time frame and at a reasonable cost, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others that possess such capabilities, our and our partners' ability to realize value from our research and development programs through the commercialization of those products and raising sufficient funds to finance our activities.  There can be no assurance that we will be able to achieve profitability or that profitability, if achieved, can be sustained.  See "Item 1. Business — Risk Factors" and "Note 1. Organization and Operations" of Notes to Consolidated Financial Statements.

Critical Accounting Policies and the Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes.  Please see Note 2, "Summary of Significant Accounting Policies", for a detailed discussion of our critical accounting policies.  A brief summary of our accounting policies is provided below.

Investments

Management determines the appropriate classification of investments in debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date.  Debt securities for which we have the ability and intent to hold to maturity are classified as “held to maturity”.  Securities we designate as “trading securities” are recorded at fair value.  Gains and losses on trading securities, realized and unrealized, are included in earnings and are calculated using the specific identification method.  Any other securities are classified as “available for sale.”  Due to the volatility of the financial markets at December 31, 2009, we had no marketable securities and held our cash in either an insured bank account or a money market mutual fund backed by U.S. government issued securities.

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

Capitalized Patent Costs

The Company capitalizes the cost associated with building its patent library for its Androxal® and Proellex® products.  As of December 31, 2009 and 2008, other assets consist of capitalized patent costs in the amount of $885,000 and $1,713,000 respectively.  Patent costs, which include legal and application costs related to the patent portfolio, are being amortized over the lesser of 20 years or the estimated economic life of the patent.  Amortization of patent cost expense was $54,000, $27,000 and $10,350 in 2009, 2008 and 2007, respectively.  All of the $885,000 in capitalized patent costs as of December 31, 2009 related to Androxal® patent and patent application costs.

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

Due to the clinical hold on Proellex® and the uncertainty of future cash flows related to the Proellex® patent applications, the Company recorded an impairment charge of approximately $957,000 in 2009 related to these patent applications.  Additionally, the Company concluded that it will no longer seek to protect the specific matter covered in certain Androxal® patent applications and recorded an impairment charge of approximately $318,000 to abandon these patent applications.  These charges were recorded in Research and Development expenses on the consolidated statement of operations.  The remaining capitalized patent and patent application costs relating to Androxal® can continue to be used, outlicensed or sold to third parties for at least an amount management believes is sufficient to recover the carrying value of the capitalized patent costs.

Should the Company not continue development of Androxal® or should the Company not continue as a going concern, the remaining capitalized patent and patent application costs may not be recoverable, which would result in charges to operating results in future periods.

Accrued Expenses

We estimate accrued expenses as part of our process of preparing financial statements. Examples of areas in which subjective judgments may be required include costs associated with services provided by contract organizations for clinical trials, preclinical development and manufacturing of clinical materials.  We accrue for costs incurred as the services are being provided by monitoring the status of the trials or services provided and the invoices received from our external service providers.  In the case of clinical trials, a portion of the estimated cost normally relates to the projected cost to treat a patient in our trials, and we recognize this cost over the estimated term of the study based on the number of patients enrolled in the trial on an ongoing basis, beginning with patient enrollment.  As actual costs become known to us, we adjust our accruals.  To date, our estimates have not differed significantly from the actual costs incurred.  Due to the clinical hold on Proellex® and our current financial condition, any further development of our product candidates is dependent on our ability to raise additional capital.  As a result, we anticipate that our estimated accruals for clinical services will be significantly reduced in future periods.  However, subsequent changes in estimates may result in a material change in our accruals, which could also materially affect our balance sheet and results of operations.

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

Share-Based Compensation

We have two stock-based compensation plans at December 31, 2009, the 2000 Non-Employee Directors’ Stock Option Plan, or 2000 Director Plan and the 2004 Stock Option Plan, or 2004 Plan.  Accounting standards generally require the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued.  We use the Black-Scholes option pricing model to estimate the fair value of our stock options.  Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term.  The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience.  The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options’ vesting and contractual expiration dates.  The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term.

Income Taxes

We have had losses since inception and, therefore, have not been subject to federal income taxes.  We have accumulated approximately $2.5 million of research and development tax credits.  As of December 31, 2009, we had approximately $152 million of net operating loss, or NOL, carry-forwards for federal income tax purposes.  Additionally, approximately $3.4 million of NOLs, and approximately $120,000 of research and development tax credits, expired in 2009.  Accounting standards require the recognition of a deferred tax asset.  However, a valuation allowance must be recorded for deferred tax assets whose recovery is deemed unlikely.  As we have incurred losses since inception, and there is no certainty of future revenues, our deferred tax assets have been reserved in full in the accompanying consolidated financial statements.  Additionally, if the Company has an opportunity to use this NOL to off-set tax liabilities in the future, the use of this asset would be restricted based on Internal Revenue Service, state and local NOL use guidelines.  The Company’s public offerings completed on February 5, 2007, October 2, 2008, September 11, 2009, October 13, 2009, and the issuances of unregistered shares as part of the October 29, 2009 Settlement Agreement and Subsequent Settlement Agreements may have created a change of ownership for Federal Income tax purposes.  The Company has not undertaken a study to determine if this has occurred.  A change in ownership for Federal Income tax purposes may result in a limitation on the use of net operating loss and tax credit carryforwards in future periods.

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

Results of Operations

Comparison of Years Ended December 31, 2009 and 2008

Revenues and Other Income

Total revenues and other income increased 27% to $551,000 in 2009 as compared to $433,000 for 2008.  This increase was primarily due to an increase of $547,000 in other income, offset by a decrease in interest income of $429,000.  The Company recognized $547,000 in non-cash other income related to debt relief from settlements with certain vendors in the fourth quarter of 2009.  The decrease in interest income is due to lower combined cash, cash equivalents and marketable securities balances and reduced interest rate yields that have occurred as we moved our cash investments solely into money market mutual fund.

Research and Development Expenses

Research and development, or R&D, expenses include contracted services relating to our clinical product development activities which include preclinical studies, clinical trials, regulatory affairs and bulk manufacturing scale-up activities and bulk active ingredient purchases for preclinical and clinical trials primarily relating to our two products in clinical development, which are Proellex® and Androxal®.  Research and development expenses also include internal operating expenses relating to our general research and development activities.  R&D expenses increased 2% or approximately $487,000 to $23.1 million for the year ended 2009 as compared to $22.6 million in 2008.  Our primary R&D expenses for 2009 and 2008 are shown in the following table (in thousands):

Research and Development	December 31, 2009	December 31, 2008	Variance	Change (%)
Androxal® clinical development	$786	$2,370	$(1,584)	(67)%
Proellex® clinical development	18,376	17,788	588	3%
Payroll and benefits	1,384	1,154	230	20%
Operating and occupancy	2,516	1,263	1,253	99%
Total	$23,062	$22,575	$487	2%

To date through December 31, 2009 we have incurred approximately $14.4 million for the development of Androxal® and approximately $55.2 million for the development of Proellex®.  These accumulated costs exclude any internal operating expenses. We are currently developing Androxal® as a treatment for men with low testosterone that want to maintain or improve their fertility and sperm function.  In addition, we are exploring the feasibility of developing Androxal® as a treatment for Type 2 diabetes.  Prior to 2008, we were developing Androxal® as a treatment for men with low testosterone due to secondary hypogonadism.  Before the recent clinical hold on further Proellex® development we were developing Proellex® for three indications which included a pre-surgical treatment of anemia associated with uterine fibroids, a chronic treatment of symptoms associated with uterine fibroids and as a chronic treatment of symptoms associated with endometriosis.

Androxal®

Androxal® clinical development expenses decreased 67% or approximately $1.6 million to $786,000 for the year ended 2009 as compared to $2.4 million in 2008.  The decrease in Androxal® clinical development expenses is shown in the following table (in thousands):

Androxal® Clinical Development	December 31, 2009	December 31, 2008	Variance	Change (%)
Clinical trials	$395	$1,006	$(611)	(61)%
Preclinical studies	282	1,178	(896)	(76)%
Formulation and dosage	19	161	(142)	(88)%
Other	90	25	65	260%
Total	$786	$2,370	$(1,584)	(67)%

Prior to 2008 we were developing Androxal® as a treatment for testosterone deficiency due to secondary hypogonadism by restoring normal testosterone production in males with functional testes.  As a result of a Type “C” meeting held with the Food and Drug Administration, or FDA, on October 15, 2007 we discontinued clinical efforts for that indication.  During 2008 we initiated a clinical development program with Androxal® as a treatment for men being treated for low testosterone that want to maintain their fertility.

Clinical trial expenses during 2009 primarily reflect a Phase 2b proof-of-concept clinical trial.  Clinical trial expenses during 2008 primarily reflect a long-term Open Label Safety study activities.  The decrease in clinical trial expenses in 2009 as compared to 2008 is primarily due to the winding down of the long-term Open Label Safety study in the first quarter of 2009.  Preclinical study expenses reflect animal safety activities required by the FDA to file an NDA.  The decrease in preclinical expenses in 2009 as compared to 2008 is primarily due to the completion of a two carcinogenicity studies in the first quarter of 2009.  Formulation and dosage expenses reflect the purchase of active drug to conduct clinical trials and to meet any potential future NDA submission requirements.

Proellex®

Proellex® clinical development expenses increased 3% or approximately $588,000 to approximately $18.4 million for the year ended 2009 as compared to $17.8 million in 2008.  The increase in Proellex® clinical development expenses is shown in the following table (in thousands):

Proellex® Clinical Development	December 31, 2009	December 31, 2008	Variance	Change (%)
Clinical trials	$15,202	$14,547	$655	5%
Preclinical studies	500	1,679	(1,179)	(70)%
Formulation and dosage	2,130	1,378	752	55%
Other	544	184	360	196%
Total	$18,376	$17,788	$588	3%

Prior to 2008 we began developing Proellex® for two indications which include a chronic treatment of symptoms associated with uterine fibroids and endometriosis.  During the first quarter of 2008 we filed an IND with Proellex® for a new indication as a short course pre-surgical treatment of anemia associated with uterine fibroids.  On August 3, 2009, we suspended all ongoing clinical trials of Proellex® pending resolution of certain safety issues relating to such trials as described more fully above.  Proellex® clinical expenses for the year ended December 31, 2009 include Phase 1, Phase 2, Phase 3 and long-term Open Label Safety study activities and costs to close out all clinical trials of Proellex®.  Of the $15.2 million in clinical trial expenses for 2009, $14.5 million was incurred through September 30, 2009.  The increase in clinical trials expenses for Proellex® as compared to 2008 is primarily due to increased activity in Phase 3 studies prior to the suspension of such trials and approximately $700,000 in costs to close out the clinical trials in the third and fourth quarters of 2009.

Preclinical study expenses reflect animal safety activities required by the FDA to file a NDA.  Formulation and dosage expenses reflect activities associated with the bulk scale-up and purchase of active drug to conduct clinical trials and to meet any potential future NDA submission requirements.

Formulation and dosage expenses for the year ended December 31, 2009 include a charge for $1.5 million previously reflected in Prepaid Expense and Other Current Assets in conjunction with our commitment to purchase the bulk active ingredient of Proellex® from Gedeon Richter under a new scaled-up amended manufacturing process.  As of September 4, 2009 this agreement was terminated and Repros accepted the material produced through this date and as a result expensed the $1.5 million prepaid asset to R&D Expense during the third quarter of 2009.

Payroll and Benefits

R&D payroll and benefit expense include salaries, non-cash stock option compensation expense and fringe benefits which increased 20% or approximately $230,000 to $1.4 million for the year ended 2009 as compared to $1.2 million in 2008.  This increase is primarily due to an increase in headcount and an increase in non-cash stock option compensation of $96,000.  Included in payroll and benefit expense is a charge for non-cash stock option expense of $485,000 for the year ended 2009 as compared to $389,000 in the year 2008.

Operating and Occupancy

R&D operating and occupancy increased 99% or approximately $1.3 million to approximately $2.5 million for the year ended 2009 as compared to $1.3 million in 2008.  Due to the clinical hold on Proellex® and the uncertainty of future cash flows related to the Proellex® patent applications, the Company recorded an impairment charge of approximately $957,000 in 2009 related to these patent applications.  Additionally, the Company concluded that it will no longer seek to protect the specific matter covered in certain Androxal® patent applications and recorded an impairment charge of approximately $318,000 to abandon these patent applications in 2009.

General and Administrative Expenses

General and administrative expenses, or G&A, increased 54% to approximately $4.7 million for 2009 as compared to $3.1 million for 2008.  Our primary G&A expenses for 2009 and 2008 are shown in the following table (in thousands):

General and Administrative	December 31, 2009	December 31, 2008	Variance	Change (%)
Payroll and benefits	$2,039	$1,478	$561	38%
Operating and occupancy	2,684	1,582	1,102	70%
Total	$4,723	$3,060	$1,663	54%

G&A payroll and benefit expense for both 2009 and 2008, include salaries, bonuses, non-cash stock option compensation expense and fringe benefits.  Included in payroll and benefit expense is a charge for non-cash stock option expense of $799,000 for the year ended 2009 as compared to $482,000 in the year 2008.  Additionally, salaries for the year ended 2009 were $949,000 as compared to $891,000 for 2008.

G&A operating and occupancy expenses, which include expenses to operate as a public company, increased 70% or approximately $1.1 million to $2.7 million in 2009 as compared to $1.6 million in 2008.  The increase is primarily due to an increase in professional services.

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

Research and Development	December 31, 2008	December 31, 2007	Variance	Change (%)
Androxal® clinical development	$2,370	$3,938	$(1,568)	(40)%
Proellex® clinical development	17,788	6,661	11,127	167%
Payroll and benefits	1,154	889	265	30%
Operating and occupancy	1,263	932	331	36%
Total	$22,575	$12,420	$10,155	82%

To date through December 31, 2008 we have incurred approximately $13.6 million for the development of Androxal® and approximately $36.8 million for the development of Proellex®.  These accumulated costs exclude any internal operating expenses.  We are currently developing Androxal® as a treatment for men with low testosterone that want to maintain or improve their fertility and sperm function.  In addition, we are exploring the feasibility of developing Androxal® as a treatment for Type 2 diabetes.  Prior to 2008, we were developing Androxal® as a treatment for men with low testosterone due to secondary hypogonadism.  We are currently developing Proellex® for three indications which include a pre-surgical treatment of anemia associated with uterine fibroids, a chronic treatment of symptoms associated with uterine fibroids and as a chronic treatment of symptoms associated with endometriosis.

Androxal®

Androxal® clinical development expenses decreased 40% or approximately $1.6 million to $2.4 million for the year ended 2008 as compared to $3.9 million in 2007.  The decrease in Androxal® clinical development expenses is shown in the following table (in thousands):

Androxal® Clinical Development	December 31, 2008	December 31, 2007	Variance	Change (%)
Clinical trials	$1,006	$2,587	$(1,581)	(61)%
Preclinical studies	1,178	967	211	22%
Formulation and dosage	161	304	(143)	(47)%
Other	25	80	(55)	(69)%
Total	$2,370	$3,938	$(1,568)	(40)%

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

Proellex®

Proellex® clinical development expenses increased 167% or approximately $11.1 million to approximately $17.8 million for the year ended 2008 as compared to $6.7 million in 2007.  The increase in Proellex® clinical development expenses is shown in the following table (in thousands):

Proellex® Clinical Development	December 31, 2008	December 31, 2007	Variance	Change (%)
Clinical trials	$14,547	$3,301	$11,246	341%
Preclinical studies	1,679	1,639	40	2%
Formulation and dosage	1,378	1,486	(108)	(7)%
Other	184	235	(51)	(22)%
Total	$17,788	$6,661	$11,127	167%

Prior to 2008 we were developing Proellex® for two indications which include a chronic treatment of symptoms associated with uterine fibroids and endometriosis.  During the first quarter of 2008 we filed an IND with Proellex® for a new indication as a short course pre-surgical treatment of anemia associated with uterine fibroids.  Proellex® clinical expenses for the years ended 2008 and 2007 include Phase 1, Phase 2, Phase 3 and long-term Open Label Safety study activities.

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

General and Administrative Expenses.  General and administrative expenses, or G&A, increased 10% to approximately $3.1 million for 2008 as compared to $2.8 million for 2007.  Our primary G&A expenses for 2008 and 2007 are shown in the following table (in thousands):

General and Administrative	December 31, 2008	December 31, 2007	Variance	Change (%)
Payroll and benefits	$1,478	$1,489	$(11)	(1)%
Operating and occupancy	1,582	1,299	283	22%
Total	$3,060	$2,788	$272	10%

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

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet arrangements except operating leases.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from private placements and public offerings of equity securities and with funds received under collaborative agreements.  We have experienced negative cash flows from operations since inception.  We will require substantial funds for research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if appropriate, if the FDA or other regulatory approvals are obtained.  Based on our existing and projected accounts payable and commitments, we believe we do not have sufficient cash to continue normal operations and need to raise additional capital in the first half of 2010 in order to continue operations on a normal basis.  We believe we can secure additional cash resources through the sale of our equity securities; however, there can be no assurance that the Company will be able to raise sufficient capital.  Failure to raise sufficient funds will likely result in either bankruptcy or the dissolution of the Company

On September 11, 2009, we completed a direct registered offering of 1.5 million shares of our common stock at a purchase price of $0.65 per share for net proceeds after expenses of approximately $869,000 pursuant to an effective shelf registration statement.

On October 13, 2009, we completed a direct registered offering of 3.5 million shares of our common stock at a purchase price of $1.27 per share for net proceeds after expenses of approximately $4.1 million pursuant to an effective shelf registration statement.

On October 29, 2009, we entered into a Master Settlement Agreement and Releases (the “October Settlement Agreement”) with certain trade creditors, pursuant to which we issued 5,361,194 shares of our common stock, at $1.10 per share, and paid approximately $2.77 million in cash to such creditors as payment in full for our then-outstanding liabilities of approximately $8.7 million and for the release of the claims held by and the dismissal of the litigation commenced by such creditors against the Company.  Pursuant to the terms of the October Settlement Agreement, we filed a registration statement on Form S-3 (File No. 333-163510), which was filed with the Securities and Exchange Commission on December 4, 2009, to register the resale of such shares by such creditors.  Such registration statement was declared effective by the Securities and Exchange Commission on January 7, 2010.

On November 17, 2009, in a special meeting of our stockholders, an amendment to the Restated Certificate of Incorporation was approved, increasing the number of authorized shares of our common stock from 30,000,000 to 75,000,000.

Between November 30, 2009 and March 2, 2010, the Company entered into settlement agreements and mutual releases (the “Subsequent Settlement Agreements”) with certain of its creditors, pursuant to which the Company issued an aggregate of 352,459 shares (the “Additional Settlement Shares”) of common stock in 2010 and paid an aggregate of $140,571 in cash as payment in full for its then-outstanding liabilities to such creditors.   Pursuant to the Subsequent Settlement Agreements, the Company agreed to use its best efforts to prepare and file a registration statement to register the Additional Settlement Shares as soon as possible following the date of each Subsequent Settlement Agreement, to use its best efforts to have such registration statement declared effective as soon as possible and to maintain such registration statement until all such Additional Settlement Shares registered thereunder to such creditors have been sold or for a period of one year, whichever comes first.

Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses.  We had cash and cash equivalents of approximately $1.9 million as of December 31, 2009 as compared to $19.5 million as of December 31, 2008. Additionally, we had accounts payable and accrued expenses of $2.4 million as of December 31, 2009 as compared to $7.0 million as of December 31, 2008.

Net cash of approximately $22.1 million, $21.7 million and $13.6 million was used in operating activities during 2009, 2008 and 2007, respectively.  The major use of cash for operating activities during 2009 was to fund our clinical development programs and associated administrative costs, partially offset by an increase in our accounts payable and accrued expenses, non-cash stock based compensation and a non-cash patent impairment charge.

Our capital requirements will depend on many factors, including: the costs associated with the suspension of dosing in our clinical trials relating to Proellex® and the potential costs to reestablish the dosing in such clinical trials should the FDA’s clinical hold be lifted; the costs and timing of seeking regulatory approvals of our products; our ability to successfully defend ourself in the recently filed class action lawsuits; our ability to realize a clear clinical path for Androxal®; the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of our preclinical and clinical activities; the costs associated with any future collaborative research, manufacturing, marketing or other funding arrangements; our ability to obtain regulatory approvals; the success of our potential future sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; changes in economic, regulatory or competitive conditions of our planned business; and additional costs associated with being a publicly-traded company. To satisfy our capital requirements, we are exploring ways to raise additional funds in the first half of 2010.  Our announcements regarding the liver toxicity in our Proellex® clinical trials have significantly depressed our stock price and, these announcements, along with the clinical hold imposed by the FDA, receipt of the Nasdaq letter regarding our failure to meet the current Nasdaq listing requirements and announcement of various lawsuits and other events have severely impaired our ability to raise additional capital funds or to outlicense the technology.  There can be no assurance that any such funding will be available to us on favorable terms or at all.  If we are successful in obtaining additional financing, we anticipate that such financing will result in significant dilution of the ownership interests of our current stockholders and may provide certain rights to the new investors senior to the rights of our current stockholders, including but not limited to voting rights and rights to proceeds in the event of a sale or liquidation of the Company.  The uncertainties relating to the foregoing and other matters raise substantial doubt about our ability to continue as a going concern.

Contractual Obligations and Commercial Commitments

The Company leases laboratory and office space, and equipment pursuant to leases accounted for as operating leases.  The lease for the Company’s laboratory and office space expires in June 2010.  Rental expense for the years ended December 31, 2009, 2008 and 2007, was approximately $60,000, $59,000 and $63,000, respectively.  There are no future minimum lease payments under non-cancelable leases with original terms in excess of one year as of December 31, 2009 as our lease expires in June 2010.

In December 2008, Repros committed to the purchase of at least $3 million of the bulk active ingredient of Proellex® which was to be produced under a new scaled-up amended manufacturing process by Gedeon Richter.  Under this Purchase Request, as amended, the Company paid $750,000 in the first quarter of 2009 and $750,000 in the second quarter of 2009.  As of June 30, 2009, $1.5 million was reflected under Prepaid Expenses and Other Current Assets on the balance sheet.  Repros was obligated to make two additional payments of $750,000 each for the final two batches of Proellex® to be delivered in the third and fourth quarters of 2009.  As of September 4, 2009 this agreement was terminated and the remaining two payments due to Gedeon Richter were waived.  Additionally, Repros accepted the material produced through this date and as a result expensed the $1.5 million prepaid asset to R&D Expense during the third quarter of 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We had cash and cash equivalents of approximately $1.9 million as of December 31, 2009 which is primarily held in a money market mutual fund backed by U.S. government securities.  Although this cash account is subject to fluctuations in interest rates and market conditions, no significant gain or loss on this account is expected to be recognized in earnings.  We do not invest in derivative securities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth in Item 15 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Principal Financial Officer (PFO), as appropriate, to allow timely decisions regarding required disclosures.

Management, with the participation of our CEO and PFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our CEO and PFO have each concluded that as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and PFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Management evaluated the effectiveness of internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2009.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited and issued their report on the effectiveness of our internal control over financial reporting as of December 31, 2009, which appears herein.

Changes in Internal Control

There have been no changes in our internal control over financial reporting during our quarter ended December 31, 2009 that have materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2010 annual meeting of stockholders.  Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2010 annual meeting of stockholders.  Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2010 annual meeting of stockholders.  Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2010 annual meeting of stockholders.  Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2010 annual meeting of stockholders.  Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    Documents Filed as a Part of this Report.

Financial Statements	Page
Report of Independent Registered Public Accounting Firm	F-1
Reports of Independent Public Accountants	F-3
Consolidated Balance Sheets as of December 31, 2009 and 2008	F-9
Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007 and (unaudited) from Inception (August 20, 1987) through December 31, 2009	F-10
Consolidated Statement of Stockholders' Equity (from inception)	F-11
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007 and (unaudited) from Inception (August 20, 1987) through December 31, 2009	F-17
Notes to Consolidated Financial Statements	F-18

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

Exhibit Number		Identification Of Exhibit
3.1(a)	—	Restated Certificate of Incorporation. Exhibit 3.3 to the Company's Registration Statement on Form SB-2 (No. 33-57728-FW), as amended ("Registration Statement"), is incorporated herein by reference.

3.1(b)	—
Certificate of Amendment to the Company's Restated Certificate of Incorporation, dated as of May 2, 2006.  Exhibit 3.1 to the Company's Current Report on Form 8-K as filed with the Commission on May 2, 2006 is incorporated herein by reference.

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

3.1(e)	—
Certificate of Amendment to Restated Certificate of Incorporation, dated as of November 18, 2009. Exhibit 3.1(e) to the Company’s Current Report on Form 8-K dated November 19, 2009 is incorporated herein by reference.

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
Third Amendment to Rights Agreement, dated as of June 30, 2005, between the Company and Computershare Trust Company, Inc. (as successor in interest to Computershare Investor Services, LLC).  Exhibit 4.4 to the Company's Current Report on Form 8-K as filed with the Commission on June 30, 2005 is incorporated herein by reference.

4.6	—
Fourth Amendment to Rights Agreement, dated as of January 9, 2008, between the Company and Computershare Trust Company, Inc. (as successor in interest to Computershare Investor Services, LLC).  Exhibit 4.5 to the Company's Current Report on Form 8-K as filed with the Commission on January 10, 2008 is incorporated herein by reference.

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
1994 Employee and Consultant Stock Option Plan. Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 033-83406) as filed with the Commission on August 29, 1994 is incorporated herein by reference.

10.4+	—	2000 Non-Employee Directors' Stock Option Plan. Appendix B to the Company's Definitive Proxy Statement filed on April 26, 2000 is incorporated herein by reference.

10.5+	—	First Amendment to the Repros Therapeutics Inc. 2000 Non-Employee Directors' Stock Option Plan. Exhibit 10.21 to the 2000 Form 10-K is incorporated herein by reference.

10.6+	—
Second Amendment to 2000 Non-Employee Directors' Stock Option Plan. Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K") is incorporated herein by reference.

10.7+	—	Repros Therapeutics Inc. 2004 Stock Option Plan. Exhibit 10.17 to the Company's Registration Statement on Form S-1 (No. 333-119861), as amended, is incorporated herein by reference.

10.8+	—	Employment Agreement between the Company and Joseph S. Podolski. Exhibit 10.5 to the Registration Statement is incorporated herein by reference.

10.9+	—
First Amendment to Employment Agreement between the Company and Joseph S. Podolski. Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 is incorporated herein by reference.

10.10+	—	Second Amendment to Employment Agreement between the Company and Joseph S. Podolski. Exhibit 10.17 to the 2002 Form 10-K is incorporated herein by reference.

Exhibit Number		Identification Of Exhibit
10.11+
Third Amendment to Employment Agreement dated effective March 11, 2009, between the Company and Joseph S. Podolski.  Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 17, 2009 is incorporated herein by reference

10.12+
Consulting Agreement dated October 29, 2009 by and between the Company and Katherine Anderson.  Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on November 3, 2009 is incorporated herein by reference

10.13	—
Lease Agreement dated May 11, 2004 between the Company and Sealy Woodlands, L.P.  Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

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

10.20++
Sixth Amendment to PHS Patent License Agreement, as amended, dated July 7, 2009 between the Company and certain agencies of the United States Public Health Service within the Department of Health and Human Services.  Exhibit 10.1 to the Company’s Current Report on Form 8-K/A as filed with the Commission on December 22, 2009 is incorporated herein by reference

10.21++*
Seventh Amendment to PHS Patent License Agreement, as amended, dated October 28, 2009 between the Company and certain agencies of the United States Public Health Service within the Department of Health and Human Services.

10.22
Master Settlement Agreement and Releases dated October 29, 2009 by and among the Company and its creditors signatory thereto.  Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on November 3, 2009 is incorporated herein by reference

10.23	—
Securities Purchase Agreement dated October 7, 2009, among the Company and the purchasers identified on the signature pages thereto.  Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on October 14, 2009 is incorporated herein by reference

10.24
Securities Purchase Agreement between the Company and Enable Growth Partners LP dated September 8, 2009.  Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on September 10, 2009 is incorporated herein by reference

10.25
Form of Indemnification Agreement entered into between the Company and each of its directors.  Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 20, 2009 is incorporated herein by reference

23.1*	—	Consent of PricewaterhouseCoopers LLP

Exhibit Number		Identification Of Exhibit
31.1*	—	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

31.2*	—	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1*	—	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2*	—	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

*	Filed herewith.

+	Management contract or compensatory plan.

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

REPROS THERAPEUTICS INC.

By:	/s/ Joseph S. Podolski
Joseph S. Podolski
President and Chief Executive Officer

Dated:  March 15, 2010

Signature	Title	Date

/s/ Joseph S. Podolski	President, Chief Executive Officer and Director	March 15, 2010
Joseph S. Podolski	(Principal Executive Officer)

/s/ Katherine A. Anderson	Chief Accounting Officer and Secretary	March 15, 2010
Katherine A. Anderson	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Nola Masterson	Chair of the Board	March 15, 2010
Nola Masterson

/s/ Daniel F. Cain	Director	March 15, 2010
Daniel F. Cain

/s/ Jean L. Fourcroy, M.D., Ph.D., M.P.H.	Director	March 15, 2010
Jean L. Fourcroy, M.D., Ph.D., M.P.H.

/s/ Jaye Thompson, Ph.D.	Director	March 15, 2010
Jaye Thompson, Ph.D.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Repros Therapeutics, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2009, and the statements of stockholders' equity for each of the eight years in the period ended December 31, 2009 present fairly, in all material respects, the financial position of Repros Therapeutics, Inc. and  subsidiary (collectively, the "Company"), a development stage company, at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, and cumulatively for the period January 1, 2002 through December 31, 2009 (not separately presented) in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits.  We did not audit the cumulative totals of the Company for the period from August 20, 1987 (date of inception) to December 31, 2001, which totals reflect a deficit of $75.8 million accumulated during the development stage.  The cumulative totals for the period January 1, 1994 to December 31, 2001 were audited by other auditors who have ceased operations.  Those auditors expressed unqualified opinions on the consolidated financial statements for the three years in the period ended December 31, 2001, the three years in the period ended December 31, 2000, the three years in the period ended December 31, 1999, the three years in the period ended December 31, 1998, the three years in the period ended December 31, 1997, and the three years in the period ended December 31, 1996 dated February 6, 2002, February 2, 2001, February 2, 2000, January 26, 1999, March 24, 1998, and March 11, 1997, respectively.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company is a development stage company, has an accumulated deficit, projects it will need to raise additional capital in 2010 and there can be no assurance that the Company will be able to raise sufficient capital.  These and other matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to this matter are also described in Note 1.   The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
March 15, 2010

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

/S/ ARTHUR ANDERSEN LLP
Houston, Texas
March 11, 1997

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	December 31,	December 31,
	2009	2008
ASSETS

Current Assets
Cash and cash equivalents	$1,886	$19,470
Prepaid expenses and other current assets	177	1,392
Total current assets	2,063	20,862
Fixed Assets, net	12	28
Other Assets, net	885	1,713
Total assets	$2,960	$22,603

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$2,043	$5,132
Accrued expenses	355	1,857
Total current liabilities	2,398	6,989

Commitments and Contingencies (note 10)

Stockholders' Equity
Preferred Stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 75,000,000 and 30,000,000 shares authorized, respectively, 25,987,998 and 17,111,939 shares issued, respectively; 25,538,598 and 15,174,904 shares outstanding, respectively	26	17
Additional paid-in capital	176,392	168,787
Cost of treasury stock, 449,400 and 1,937,035 shares, respectively	(1,380)	(5,948)
Deficit accumulated during the development stage	(174,476)	(147,242)
Total stockholders' equity	562	15,614
Total liabilities and stockholders' equity	$2,960	$22,603

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)

				From Inception
				(August 20, 1987)
				through
	For the Year Ended December 31,			December 31,
	2009	2008	2007	2009
				(unaudited)
Revenues and other income
Licensing fees	$-	$-	$-	$28,755
Product royalties	-	-	-	627
Research and development grants	-	-	-	1,219
Interest income	4	433	1,508	16,297
Gain on disposal of fixed assets	-	-	-	102
Other income	547	-	-	582
Total revenues and other income	551	433	1,508	47,582
Expenses
Research and development	23,062	22,575	12,420	170,330
General and administrative	4,723	3,060	2,788	41,997
Other expense	-	-	-	388
Total expenses	27,785	25,635	15,208	212,715

Loss from continuing operations	(27,234)	(25,202)	(13,700)	(165,133)
Loss from discontinued operations	-	-	-	(1,828)
Gain on disposal of discontinued operations	-	-	-	939
Net loss before cumulative effect of changes in accounting principles	(27,234)	(25,202)	(13,700)	(166,022)
Cumulative effect of changes in accounting principles	-	-	-	(8,454)
Net loss	$(27,234)	$(25,202)	$(13,700)	$(174,476)

Loss per share - basic and diluted	$(1.57)	$(1.88)	$(1.09)

Shares used in loss per share calculation:
Basic	17,344	13,372	12,524
Diluted	17,344	13,372	12,524

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands except share and per share amounts)

									Deficit
									Accumulated
					Additional				During the	Total
	Preferred Stock		Common Stock		Paid-in	Deferred	Treasury Stock		Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Shares	Amount	Stage	Equity
Exchange of common stock ($.004 per share) for technology rights and services from founding stockholders	-	$-	245,367	$-	$1	$-	-	$-	$-	$1
Net Loss	-	-	-	-	-	-	-	-	(28)	(28)
BALANCE AT DECEMBER 31, 1987 (unaudited)	-	-	245,367	-	1	-	-	-	(28)	(27)
Net Loss	-	-	-	-	-	-	-	-	(327)	(327)
BALANCE AT DECEMBER 31, 1988 (unaudited)	-	-	245,367	-	1	-	-	-	(355)	(354)
Proceeds from issuance of common stock	-	-	65,431	-	3	-	-	-	-	3
Net Loss	-	-	-	-	-	-	-	-	(967)	(967)
BALANCE AT DECEMBER 31, 1989 (unaudited)	-	-	310,798	-	4	-	-	-	(1,322)	(1,318)
Proceeds from issuance of common stock	-	-	467	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	-	(1,426)	(1,426)
BALANCE AT DECEMBER 31, 1990 (unaudited)	-	-	311,265	-	4	-	-	-	(2,748)	(2,744)
Net Loss	-	-	-	-	-	-	-	-	(1,820)	(1,820)
BALANCE AT DECEMBER 31, 1991 (unaudited)	-	-	311,265	-	4	-	-	-	(4,568)	(4,564)
Conversion of 391,305 shares of Series C preferred stock into common stock	-	-	91,442	-	360	-	-	-	-	360
Purchase of retirement of common stock	-	-	(23,555)	-	(1)	-	-	-	-	(1)
Proceeds from issuance of common stock	-	-	16,946	-	7	-	-	-	-	7
Net Loss	-	-	-	-	-	-	-	-	(1,583)	(1,583)
BALANCE AT DECEMBER 31, 1992 (unaudited)	-	-	396,098	-	370	-	-	-	(6,151)	(5,781)
Issuance of common stock for cash, April 1, 1993, and May 12, 1993 ($5.50 per share), net of offering costs of $1,403	-	-	1,534,996	2	7,037	-	-	-	-	7,039
Issuance of common stock for cash and license agreement, December 9, 1993 ($10.42 per share), net of offering costs of $47	-	-	239,933	-	2,453	-	-	-	-	2,453
Conversion of Series A preferred stock to common stock	-	-	179,936	-	600	-	-	-	-	600
Conversion of Series B preferred stock to common stock	-	-	96,013	-	378	-	-	-	-	378
Conversion of Series C preferred stock to common stock	-	-	876,312	1	3,443	-	-	-	-	3,444
Conversion of Series D preferred stock to common stock	-	-	280,248	1	599	-	-	-	-	600
Conversion of bridge loan to common stock	-	-	64,000	-	256	-	-	-	-	256
Net Loss	-	-	-	-	-	-	-	-	(2,532)	(2,532)

(continued)

 REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands except share and per share amounts)

									Deficit
									Accumulated
					Additional				During the	Total
	Preferred Stock		Common Stock		Paid-in	Deferred	Treasury Stock		Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Shares	Amount	Stage	Equity
BALANCE AT DECEMBER 31, 1993 (unaudited)	-	$-	3,667,536	$4	$15,136	$-	-	$-	$(8,683)	$6,457
Deferred compensation resulting from grant of options	-	-	-	-	188	(188)	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	38	-	-	-	38
Exercise of warrants to purchase common stock for cash, June 30, 1994 ($3.94 per share)	-	-	39,623	-	156	-	-	-	-	156
Issuance of common stock for purchase of FTI, October 13, 1994	-	-	111,111	-	1,567	-	-	-	-	1,567
Net loss	-	-	-	-	-	-	-	-	(3,970)	(3,970)
BALANCE AT DECEMBER 31, 1994	-	-	3,818,270	4	17,047	(150)	-	-	(12,653)	4,248
Amortization of deferred compensation	-	-	-	-	-	37	-	-	-	37
Exercise of options to purchase common stock for cash, January and April 1995 ($.10 to $6.13 per share)	-	-	4,546	-	14	-	-	-	-	14
Issuance of common stock for cash and a financing charge, March 9, 1995	-	-	16,000	-	76	-	-	-	-	76
Issuance of Series A preferred stock for cash, October 4, 1995, and October 19, 1995 ($10.00 per share), net of offering costs of $651	598,850	1	-	-	5,336	-	-	-	-	5,337
Conversion of warrants to purchase common stock as a result of offering under antidilution clause, October 19, 1995 ($3.63 per share)	-	-	-	-	-	-	-	-	-	-
Conversion of Series A preferred stock into common stock, November and December 1995	(94,000)	-	259,308	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(4,287)	(4,287)
BALANCE AT DECEMBER 31, 1995	504,850	1	4,098,124	4	22,473	(113)	-	-	(16,940)	5,425
Deferred compensation resulting from grant of options	-	-	-	-	86	(86)	-	-	-	-
Amortization of deferred compensation Exercise of warrants to purchase common stock for cash,	-	-	-	-	-	54	-	-	-	54
January through December 1996 ($3.63 per share)	-	-	227,776	-	827	-	-	-	-	827
Conversion of Series A preferred stock into common stock, January through November 1996	(507,563)	(1)	1,396,826	2	(1)	-	-	-	-	-
Issuance of options for services, January 12, 1996	-	-	-	-	99	-	-	-	-	99
Exercise of options to purchase common stock for cash, February through November 1996 ($.001 to $5.50 per share)	-	-	23,100	-	75	-	-	-	-	75
Issuance of common stock for agreement not to compete, April 13, 1996	-	-	19,512	-	200	-	-	-	-	200
Exercise of warrants to purchase Series A preferred stock under cashless exercise provision, June 5, 1996	2,713	-	-	-	-	-	-	-	-	-
Issuance of Series B preferred stock for cash, September 30, 1996, and October 11, 1996 ($10.00 per share), net of offering costs of $2,557	1,692,500	2	-	-	14,366	-	-	-	-	14,368
Conversion of Series B preferred stock into common stock, November through December 1996	(177,594)	-	268,058	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(9,470)	(9,470)

(continued)

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands except share and per share amounts)

									Deficit
									Accumulated
					Additional				During the	Total
	Preferred Stock		Common Stock		Paid-in	Deferred	Treasury Stock		Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Shares	Amount	Stage	Equity
BALANCE AT DECEMBER 31, 1996	1,514,906	$2	6,033,396	$6	$38,125	$(145)	-	$-	$(26,410)	$11,578
Deferred compensation resulting from grant of options	-	-	-	-	2,110	(2,110)	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	854	-	-	-	854
Exercise of options to purchase common stock for cash, January through December 1997 ($0.00 to $22.25 per share)	-	-	90,955	-	522	-	-	-	-	522
Exercise of warrants to purchase common stock for cash, January through December 1997 ($3.63 and $3.07 per share)	-	-	22,368	-	75	-	-	-	-	75
Issuance of common stock for a cashless exercise of Series A preferred stock warrants, February through September 1997	-	-	81,294	-	-	-	-	-	-	-
Exercise of Series A preferred stock warrants to purchase common stock for cash, April 1997 ($11.00 per share)	-	-	818	-	3	-	-	-	-	3
Issuance of common stock for a cashless exercise of Series B preferred stock warrants, April through November 1997	-	-	88,223	-	-	-	-	-	-	-
Exercise of Series B preferred stock warrants to purchase common stock for cash, April through July 1997 ($11.00 per share)	-	-	17,169	-	125	-	-	-	-	125
Issuance of common stock as final purchase price for acquisition of FTI, January 31, 1997 ($9.833 per share)	-	-	305,095	1	-	-	-	-	-	1
Issuance of common stock as final debt payment on FTI acquisition, January 31, 1997 ($9.833 per share)	-	-	19,842	-	94	-	-	-	-	94
Conversion of Series B preferred stock into common stock, January through October 1997	(1,514,906)	(2)	2,295,263	2	(1)	-	-	-	-	(1)
Issuance of common stock for cash, July 25, 1997 ($30.00 per share), net of offering costs of $5,439	-	-	2,587,500	3	72,183	-	-	-	-	72,186
Purchase of treasury stock, December 1997	-	-	-	-	-	-	61,500	(1,287)	-	(1,287)
Net loss	-	-	-	-	-	-	-	-	(13,174)	(13,174)

(continued)

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands except share and per share amounts)

									Deficit
									Accumulated
					Additional				During the	Total
	Preferred Stock		Common Stock		Paid-in	Deferred	Treasury Stock		Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Shares	Amount	Stage	Equity
BALANCE AT DECEMBER 31, 1997	-	$-	11,541,923	$12	$113,236	$(1,401)	61,500	$(1,287)	$(39,584)	$70,976
Deferred compensation resulting from grant of options	-	-	-	-	55	-	-	-	-	55
Amortization of deferred compensation	-	-	-	-	-	422	-	-	-	422
Forfeiture of stock options, December 1998	-	-	-	-	(21)	21	-	-	-	-
Exercise of options to purchase common stock for cash, January through October 1998 ($0.43 to $22.25 per share)	-	-	63,022	-	344	-	-	-	-	344
Issuance of common stock for services, January 15, 1998	-	-	5,000	-	103	-	-	-	-	103
Issuance of common stock for a cashless exercise of Series B preferred stock warrants, May through July 1998	-	-	11,195	-	-	-	-	-	-	-
Purchase of treasury stock, January through September 1998 ($13.00 to $20.65 per share)	-	-	-	-	-	-	353,800	(6,197)	-	(6,197)
Net loss	-	-	-	-	-	-	-	-	(12,316)	(12,316)
BALANCE AT DECEMBER 31, 1998	-	-	11,621,140	12	113,717	(958)	415,300	(7,484)	(51,900)	53,387
Deferred compensation resulting from grant of options	-	-	-	-	(229)	229	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	239	-	-	-	239
Exercise of options to purchase common stock for cash, February through September 1999 ($0.04 to $8.375 per share)	-	-	31,866	-	72	-	-	-	-	72
Issuance of common stock for a cashless exercise of common stock warrants, February 1999	-	-	4,775	-	-	-	-	-	-	-
Issuance of common stock for a cashless exercise of Series A preferred stock warrants, April 1999	-	-	22,131	-	-	-	-	-	-	-
Issuance of common stock for a cashless exercise of Series B preferred stock warrants, March through April 1999	-	-	876	-	-	-	-	-	-	-
Exercise of Series B preferred stock warrants to purchase common stock for cash, January 1999 ($11.00 per share)	-	-	536	-	4	-	-	-	-	4
Net loss	-	-	-	-	-	-	-	-	(11,952)	(11,952)
BALANCE AT DECEMBER 31, 1999	-	-	11,681,324	12	113,564	(490)	415,300	(7,484)	(63,852)	41,750
Deferred compensation resulting from grant of options	-	-	-	-	77	(34)	-	-	-	43
Amortization of deferred compensation	-	-	-	-	-	283	-	-	-	283
Exercise of options to purchase common stock for cash, March through September 2000 ($0.43 to $8.375 per share)	-	-	49,416	-	112	-	-	-	-	112
Issuance of common stock through employee stock purchase plan for cash, December 2000	-	-	9,379	-	21	-	-	-	-	21
Issuance of common stock to Board of Director members for services, May through December 2000	-	-	2,034	-	6	-	-	-	-	6
Net loss	-	-	-	-	-	-	-	-	(11,155)	(11,155)

(continued)

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands except share and per share amounts)

									Deficit
									Accumulated
					Additional				During the	Total
	Preferred Stock		Common Stock		Paid-in	Deferred	Treasury Stock		Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Shares	Amount	Stage	Equity
BALANCE AT DECEMBER 31, 2000	-	$-	11,742,153	$12	$113,780	$(241)	415,300	$(7,484)	$(75,007)	$31,060
Compensation resulting from grant of options	-	-	-	-	36	-	-	-	-	36
Compensation resulting from extension of warrants	-	-	-	-	23	-	-	-	-	23
Amortization of deferred compensation	-	-	-	-	-	230	-	-	-	230
Exercise of options to purchase common stock for cash, February through December 2001 ($0.64 to $4.00 per share)	-	-	12,242	-	25	-	-	-	-	25
Issuance of common stock through employee stock purchase plan for cash, June and December 2001	-	-	8,431	-	25	-	-	-	-	25
Issuance of common stock to Board of Director members for services, February through December 2001	-	-	2,690	-	9	-	-	-	-	9
Net loss	-	-	-	-	-	-	-	-	(839)	(839)
BALANCE AT DECEMBER 31, 2001	-	$-	11,765,516	$12	$113,898	$(11)	415,300	$(7,484)	$(75,846)	$30,569
Amortization of deferred compensation	-	-	-	-	-	11	-	-	-	11
Exercise of options to purchase common stock for cash, January and February 2002 ($0.64 to $2.94 per share)	-	-	31,265	-	21	-	-	-	-	21
Issuance of common stock through employee stock purchase plan for cash, June 2002	-	-	4,824	-	6	-	-	-	-	6
Issuance of common stock to Employees	-	-	105,000	-	111	-	-	-	-	111
Issuance of common stock to Board of Director members for services, March through December 2002	-	-	11,572	-	15	-	-	-	-	15
Net loss	-	-	-	-	-	-	-	-	(3,882)	(3,882)
BALANCE AT DECEMBER 31, 2002	-	$-	11,918,177	$12	$114,051	$-	415,300	$(7,484)	$(79,728)	$26,851
Issuance of common stock to Board of Director members for services, February through May 2003	-	-	10,871	-	14	-	-	-	-	14
Purchase of treasury stock April ($1.37 to $1.50 per share)	-	-	-	-	-	-	34,100	(49)	-	(49)
Net loss	-	-	-	-	-	-	-	-	(3,329)	(3,329)
BALANCE AT DECEMBER 31, 2003	-	$-	11,929,048	$12	$114,065	$-	449,400	$(7,533)	$(83,057)	$23,487
Self Tender Offer of 6,547,635 shares at $2.10 including 60,888 exercised options	-	-	60,888	-	-	-	6,547,635	(13,665)	-	(13,665)
Costs associated with self tender offer	-	-	-	-	-	-	-	(289)	-	(289)
Noncash stock compensation related to stock option bonus program	-	-	-	-	78	-	-	-	-	78
Issuance of 354,474 stock options to employees on
March 29, 2004 and approved on September 29, 2004 (issue price of $2.72, fmv when approved $3.60)	-	-	-	-	312	(312)	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	78	-	-	-	78
Net loss	-	-	-	-	-	-	-	-	(3,697)	(3,697)
BALANCE AT DECEMBER 31, 2004	-	$-	11,989,936	$12	$114,455	$(234)	6,997,035	$(21,487)	$(86,754)	$5,992
Issuance of 5,060,000 shares of treasury stock at $4.00 per share February 1, 2005	-	-	-	-	2,641	-	(5,060,000)	15,539	-	18,180
Exercise of options to purchase common stock for cash, January and February 2005 ($2.94 to $3.47 per share)	-	-	26,700	-	85	-	-	-	-	85
Noncash stock compensation related to stock option bonus program	-	-	-	-	(15)	-	-	-	-	(15)
Amortization of deferred compensation	-	-	-	-	-	104	-	-	-	104
Net loss	-	-	-	-	-	-	-	-	(7,391)	(7,391)
BALANCE AT DECEMBER 31, 2005	-	$-	12,016,636	$12	$117,166	$(130)	1,937,035	$(5,948)	$(94,145)	$16,955
Exercise of options to purchase common stock for cash, January and July 2006 ($1.70 to $7.50 per share)	-	-	71,361	-	241	-	-	-	-	241
Reclassification of previous deferred compensation due to the adoption of FAS 123(R)	-	-	-	-	(130)	130	-	-	-	-
Stock option compensation	-	-	-	-	789	-	-	-	-	789
Net loss	-	-	-	-	-	-	-	-	(14,195)	(14,195)

(continued)

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands except share and per share amounts)

									Deficit
									Accumulated
					Additional				During the	Total
	Preferred Stock		Common Stock		Paid-in	Deferred	Treasury Stock		Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Shares	Amount	Stage	Equity
Balance at December 31, 2006	-	$-	12,087,997	$12	$118,066	$-	1,937,035	$(5,948)	$(108,340)	$3,790
Exercise of options to purchase common stock for cash, January and April @ $2.40 & $8.00 per share	-	-	13,942	-	37	-	-	-	-	37
Issuance of 2,610,000 shares of common stock at $13.75 per share February 5, 2007, net of offering costs of $2,835	-	-	2,610,000	3	33,050	-	-	-	-	33,053
Stock option compensation	-	-	-	-	880	-	-	-	-	880
Net loss	-	-	-	-	-	-	-	-	(13,700)	(13,700)
Balance at December 31, 2007	-	$-	14,711,939	$15	$152,033	$-	1,937,035	$(5,948)	$(122,040)	$24,060
Stock based option compensation	-	-	-	-	871	-	-	-	-	871
Proceeds from a shareholder transaction	-	-	-	-	327	-	-	-	-	327
Issuance of 2,400,000 shares of common stock at $6.50 per share October 2, 2008, net of offering costs of $41,458	-	-	2,400,000	2	15,556	-	-	-	-	15,558
Net loss	-	-	-	-	-	-	-	-	(25,202)	(25,202)
Balance at December 31, 2008	-	$-	17,111,939	$17	$168,787	$-	1,937,035	$(5,948)	$(147,242)	$15,614
Exercise of stock option to purchase common stock for cash @ $3.71 per share	-	-	2,500	-	9	-	-	-	-	9
Issuance of 1,500,000 shares of common stock at $0.65 per share September 11, 2009, net of offering costs of $106	-	-	1,500,000	2	867	-	-	-	-	869
Issuance of 3,500,000 shares of common stock at $1.27 per share October 13, 2009, net of offering costs of $323	-	-	3,500,000	3	4,118	-	-	-	-	4,121
Issuance of 5,361,194 shares of common stock at $1.10 per share October 29, 2009, as settlement with trade creditors	-	-	3,873,559	4	1,327	-	(1,487,635)	4,568	-	5,899
Stock based option compensation	-	-	-	-	1,284	-	-	-	-	1,284
Net loss	-	-	-	-	-	-	-	-	(27,234)	(27,234)
Balance at December 31, 2009	-	$-	25,987,998	$26	$176,392	$-	449,400	$(1,380)	$(174,476)	$562

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

				From Inception
				(August 20, 1987)
				through
	For the Year Ended December 31,			December 31,
	2009	2008	2007	2009
				(unaudited)
Cash Flows from Operating Activities
Net loss	$(27,234)	$(25,202)	$(13,700)	$(174,476)
Gain on disposal of discontinued operations	-	-	-	(939)
Gain on disposal of assets	-	-	-	(102)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash financing costs	-	-	-	316
Noncash inventory impairment	-	-	-	4,417
Noncash patent impairment	1,275	-	-	2,614
Noncash other income	(547)	-	-	(547)
Noncash decrease in accounts payable	-	-	-	(1,308)
Depreciation and amortization	72	50	34	3,954
Noncash stock-based compensation	1,284	871	880	6,641
Common stock issued for agreement not to compete	-	-	-	200
Series B Preferred Stock issued for consulting services	-	-	-	18
Changes in operating assets and liabilities (net effects of purchase of businesses in 1988 and 1994):
Increase in receivables	-	-	-	(199)
Increase in inventory	-	-	-	(4,447)
(Increase) decrease in prepaid expenses and other current assets	1,215	(913)	(251)	125
Increase (decrease) in accounts payable and accrued expenses	1,854	3,449	(520)	10,038
Net cash used in operating activities	(22,081)	(21,745)	(13,557)	(153,695)

Cash Flows from Investing Activities
Change in trading marketable securities	-	24,124	(18,527)	(191)
Capital expenditures	-	(4)	(6)	(2,371)
Purchase of technology rights and other assets	(502)	(569)	(357)	(4,272)
Proceeds from sale of PP&E	-	-	-	225
Cash acquired in purchase of FTI	-	-	-	3
Proceeds from sale of subsidiary, less $12,345 for operating losses during 1990 phase-out period	-	-	-	138
Proceeds from sale of the assets of FTI	-	-	-	2,250
Increase in net assets held for disposal	-	-	-	(213)
Net cash provided by & (used in) investing activities	(502)	23,551	(18,890)	(4,431)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of offering costs	4,990	15,558	33,053	156,005
Exercise of stock options	9	-	37	372
Proceeds from a shareholder transaction	-	327	-	327
Proceeds from issuance of preferred stock	-	-	-	23,688
Purchase of treasury stock	-	-	-	(21,487)
Proceeds from issuance of notes payable	-	-	-	2,839
Principal payments on notes payable	-	-	-	(1,732)
Net cash provided by financing activities	4,999	15,885	33,090	160,012
Net increase (decrease) in cash and cash equivalents	(17,584)	17,691	643	1,886
Cash and cash equivalents at beginning of period	19,470	1,779	1,136	-
Cash and cash equivalents at end of period	$1,886	$19,470	$1,779	$1,886

The accompanying notes are an integral part of these consolidated financial statements.

1.           ORGANIZATION AND OPERATIONS:

Repros Therapeutics Inc. ("the Company", "RPRX," or "we," "us" or "our"), was organized on August 20, 1987.  We are a development stage biopharmaceutical company focused on the development of oral small molecule drugs for major unmet medical needs that treat male and female reproductive disorders.

Our primary product candidate, Androxal® (the trans isomer of clomiphene), is a single isomer of clomiphene citrate and is an orally active proprietary small molecule compound.  We are developing Androxal® for men of reproductive age with low testosterone levels who want to improve or maintain their fertility and/or sperm function while being treated for low testosterone.  In addition, we submitted a new IND to the Division of Metabolic and Endocrine Products, or DMEP, for the investigation of Androxal® as a potential treatment for type 2 diabetes.  On February 1, 2010, we received confirmation from the DMEP that our new IND was accepted and, as a result, we may initiate a Phase 2a trial.  This new indication replaces our previously announced plan to develop Androxal® in men with adult-onset idiopathic hypogonadotrophic hypogonadism, or AIHH, with concomitant plasma glucose and lipid elevations, all of which are components of Metabolic Syndrome.

Previously we were developing Androxal® in the United States to treat testosterone deficiency due to secondary hypogonadism by restoring normal testosterone production in males with functional testes and diminished pituitary function, a common condition in the aging male.  Based on a Type “C” meeting held with the Food and Drug Administration, or FDA, on October 15, 2007 we believe we do not have a clear clinical path to develop Androxal® for this indication in the U.S. at this time.  Although we believe Androxal® could be developed outside of the U.S., due to the limited European market for this indication and our limited internal resources we do not intend to pursue approval outside of the U.S. at this time.

Proellex®, our product candidate for female reproductive health, is a new chemical entity that acts as a selective blocker of the progesterone receptor and is being developed for the treatment of symptoms associated with uterine fibroids and endometriosis.  However, as a result of the recent liver toxicity exhibited by Proellex® in our previous Phase 2 and 3 clinical trials to endometriosis and uterine fibroids, respectively, all ongoing clinical trial activities have been put on hold by the FDA.  There is currently no FDA-approved orally administered drug treatment for the long-term treatment of uterine fibroids or endometriosis.

We also continue to maintain our patent portfolio of our phentolamine-based products for the treatment of sexual dysfunction.  We continue to try to create value from these assets in various ways which includes product out-licensing.

On September 11, 2009, we completed a direct registered offering of 1.5 million shares of our common stock at a purchase price of $0.65 per share for aggregate proceeds after expenses of approximately $869,000.  On October 13, 2009, we completed a direct registered offering of 3.5 million shares of our common stock at a purchase price of $1.27 per share for aggregate proceeds after expenses of approximately $4.1 million.  Such registered direct offerings resulted in an aggregate of approximately $5.0 million net proceeds to us.  The shares of common stock offered by us in such offerings were registered under our prior shelf registration statement on Form S-3 (File No. 333-155265), which was filed with the Securities and Exchange Commission on November 10, 2008 and declared effective by the Securities and Exchange Commission on November 26, 2008.

On October 29, 2009, we entered into a Master Settlement Agreement and Releases (the “October Settlement Agreement”) with certain trade creditors, pursuant to which we issued 5,361,194 shares of our common stock, at $1.10 per share, and paid approximately $2.77 million in cash to such creditors as payment in full for our then-outstanding liabilities of approximately $8.7 million and for the release of the claims held by and the dismissal of the litigation commenced by such creditors against the Company.  Pursuant to the terms of the October Settlement Agreement, we filed a registration statement on Form S-3 (File No. 333-163510), which was filed with the Securities and Exchange Commission on December 4, 2009, to register the resale of such shares by such creditors.  Such registration statement was declared effective by the Securities and Exchange Commission on January 7, 2010.

On November 17, 2009 at a Special Meeting of Stockholders’ our stockholders approved an amendment to our Restated Certificate of Incorporation, as amended, to increase the number of shares of our common stock authorized for issuance from 30,000,000 shares to 75,000,000 shares, and, as a result, increase the total number of authorized shares from 35,000,000 to 80,000,000.  The number of authorized shares of preferred stock will remain at 5,000,000.

Between November 30, 2009 and March 2, 2010, the Company entered into settlement agreements and mutual releases (the “Subsequent Settlement Agreements”) with certain of its creditors, pursuant to which the Company issued an aggregate of 352,459 shares (the “Additional Settlement Shares”) of common stock in 2010 and paid an aggregate of $140,571 in cash as payment in full for its then-outstanding liabilities to such creditors.   Pursuant to the Subsequent Settlement Agreements, the Company agreed to use its best efforts to prepare and file a registration statement to register the Additional Settlement Shares as soon as possible following the date of each Subsequent Settlement Agreement, to use its best efforts to have such registration statement declared effective as soon as possible and to maintain such registration statement until all such Additional Settlement Shares registered thereunder to such creditors have been sold or for a period of one year, whichever comes first.

In addition to the October Settlement Agreement and Subsequent Settlement Agreements, the Company has settled with several of its creditors during the fourth quarter of 2009 in an amount less than its then-outstanding liabilities to such creditors.  These settlements resulted in recognition of $547,000 in other income on the Consolidated Statement of Operations.

On October 29, 2009, Katherine A. Anderson was engaged as the Chief Accounting Officer of the Company.

Effective October 29, 2009, Dr. Paul Lammers, resigned his position of President.

Effective October 30, 2009, the Company eliminated the position of Senior Vice President of Regulatory and Clinical Affairs held by Dr. Andre van As.  The Company is obligated to pay Dr. van As, under his employment contract, salary and benefits for six months.  All contractual obligations relating to the termination of personnel have been accrued in the accompanying financial statements and did not have a material impact on the Company’s consolidated financial position and results of operations.  Dr. Jean Fourcroy, member of the Company’s Board of Directors and former Medical Officer at the FDA’s Division of Reproductive and Urological Products, has agreed to serve as Company’s Chief Medical Officer on an as needed basis.

On November 12, 2009, Mark Lappe resigned his position as a member of the Company’s board of directors and chairperson of the board of directors.  Since such date, Nola E. Masterson, a member of the Company’s board of directors since 2004, has been acting as chairperson of the Company’s board of directors.

On November 12, 2009, Dr. Jaye Thompson was appointed to our board of directors and to serve as a member of the audit committee of our board of directors.

On November 16, 2009, our board of directors elected Joseph S. Podolski as President of the Company.

As discussed in Note 10 of these Financial Statements, the Company is subject to various legal proceedings that could have an adverse outcome on the Company.

On January 12, 2010, we received a letter from the Nasdaq Hearings Panel (the “Panel”) stating that our shares would be transferred from the Nasdaq Global Market to the Nasdaq Capital Market, effective at the open of the trading session on Thursday, January 14, 2010.   As previously announced, we have not been in compliance with Marketplace Rules 5450(a)(1) and 5450(b)(2)(A) and (C), requiring (i) a minimum $1.00 bid price per share, (ii) a minimum $50 million market value of listed securities and (iii) a minimum market value of publicly held shares of $15 million, respectively, for continued inclusion on the Nasdaq Global Market. The Panel’s determination to transfer our shares to the Nasdaq Capital Market followed our hearing before the Panel on December 3, 2009.  The Company has until May 5, 2010 to maintain either stockholders’ equity of at least $2.5 million or a market value of listed securities of $35 million.  The Company must also maintain a minimum bid price of $1.00 per share by June 14, 2010 to maintain its listing on the Nasdaq Capital Market.  If we cannot demonstrate compliance with these requirements for continued listing on the Nasdaq Capital Market, our shares will be subject to immediate delisting.

   Our results of operations may vary significantly from year to year and quarter to quarter, and depend on, among other factors, our ability to be successful in our clinical trials, the regulatory approval process in the United States and other foreign jurisdictions and the ability to complete new licenses and product development agreements.  The timing of our revenues may not match the timing of our associated product development expenses.  To date, research and development expenses have generally exceeded revenue in any particular period and/or fiscal year.

Our accumulated deficit of $174.5 million primarily relates to costs that were incurred in research and development activities related to efforts to develop our product candidates and from the associated administrative costs required to support those efforts.  Due to various tax regulations, including change in control provisions in the tax code, the value of the tax asset created by these accumulated losses can be substantially diminished.  For additional information relating to our net operating loss carryforward see “Note 6 Federal Income Taxes” of the Notes to Consolidated Financial Statements.

   As of December 31, 2009, the Company had an accumulated deficit of $174.5 million, cash and cash equivalents of $1.9 million and accounts payable and accrued expenses of $2.4 million.  We have experienced negative cash flows from operations since inception and have funded our activities to date primarily from equity financings and corporate collaborations.  Our current financial condition requires us to raise additional capital during the first half of 2010 and we are currently pursuing financing opportunities.  We believe we can secure additional cash resources through the sale of our equity securities; however, there can be no assurance that the Company will be able to raise sufficient capital.  Failure to raise sufficient funds will likely result in either bankruptcy or the dissolution of the Company.  The uncertainties relating to the foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

CERTAIN RISKS AND UNCERTAINTIES

In addition to certain risks and uncertainties discussed in Note 1 of these Financial Statements, our product candidates under development require approval from the FDA or other international regulatory agencies prior to commercial sales.  There can be no assurance our product candidates will receive the necessary clearance.  If we are denied clearance or clearance is delayed, it may have a material adverse impact on us.

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

OTHER ASSETS

The Company capitalizes the cost associated with building its patent library for its Androxal® and Proellex® products.  As of December 31, 2009 and 2008, other assets consist of capitalized patent costs in the amount of $885,000 and $1,713,000 respectively.  Patent costs, which include legal and application costs related to the patent portfolio, are being amortized over the lesser of 20 years or the estimated economic life of the patent.  Amortization of patent cost expense was $54,000, $27,000 and $10,350 in 2009, 2008 and 2007, respectively.  All of the $885,000 in capitalized patent costs as of December 31, 2009 related to Androxal® patent and patent application costs.

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

Due to the clinical hold on Proellex® and the uncertainty of future cash flows related to the Proellex® patent applications, the Company recorded an impairment charge of approximately $957,000 in 2009 related to these patent applications.  Additionally, the Company concluded that it will no longer seek to protect the specific matter covered in certain Androxal® patent applications and recorded an impairment charge of approximately $318,000 in 2009 to abandon these patent applications.  These charges were recorded in Research and Development expenses on the consolidated statement of operations.  The remaining capitalized patent and patent application costs relating to Androxal® can continue to be used, outlicensed or sold to third parties for at least an amount management believes is sufficient to recover the carrying value of the capitalized patent costs.

Should the Company not continue development of Androxal® or should the Company not continue as a going concern, the remaining capitalized patent and patent application costs may not be recoverable, which would result in charges to operating results in future periods.

RESEARCH AND DEVELOPMENT EXPENSE

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

We estimate accrued expenses as part of our process of preparing financial statements. Examples of areas in which subjective judgments may be required include costs associated with services provided by contract organizations for clinical trials, preclinical development and manufacturing of clinical materials.  We accrue for costs incurred as the services are being provided by monitoring the status of the trials or services provided and the invoices received from our external service providers.  In the case of clinical trials, a portion of the estimated cost normally relates to the projected cost to treat a patient in our trials, and we recognize this cost over the estimated term of the study based on the number of patients enrolled in the trial on an ongoing basis, beginning with patient enrollment.  As actual costs become known to us, we adjust our accruals.  To date, our estimates have not differed significantly from the actual costs incurred.  Due to the clinical hold on Proellex® and our current financial condition, any further development of our product candidates is dependent on our ability to raise additional capital.  As a result, we anticipate that our estimated accruals for clinical services will be significantly reduced in future periods.  However, subsequent changes in estimates may result in a material change in our accruals, which could also materially affect our balance sheet and results of operations.

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

SHARE-BASED COMPENSATION

We had two stock-based compensation plans at December 31, 2009, the 2000 Non-Employee Directors' Stock Option Plan, or 2000 Director Plan and the 2004 Stock Option Plan, or 2004 Plan.  Accounting for stock based compensation generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued.  We use the Black-Scholes option pricing model to estimate the fair value of our stock options.  Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term.  The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience.  The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options' vesting and contractual expiration dates.  The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option's expected term.

INCOME TAXES

Our losses from inception to date have resulted principally from costs incurred in conducting clinical trials and in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts.  We have recorded a deferred tax asset for our net operating losses (“NOL”); however, as the Company has incurred losses since inception, and since there is no certainty of future profits, a valuation allowance has been provided in full on our deferred tax assets in the accompanying consolidated financial statements.  If the Company has an opportunity to use this NOL to off-set tax liabilities in the future, the use of this asset would be restricted based on Internal Revenue Service, state and local NOL use guidelines.  The Company’s public offerings completed on February 5, 2007, October 2, 2008, September 11, 2009, October 13, 2009, and the issuances of unregistered shares as part of the October 29, 2009 Settlement Agreement and Subsequent Settlement Agreements may have created a change of ownership for Federal Income tax purposes.  The Company has not undertaken a study to determine if this has occurred.  A change in ownership for Federal Income tax purposes may result in a limitation on the use of net operating loss and tax credit carryforwards in future periods.

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

3.           FIXED ASSETS:

Fixed assets are as follows (in thousands):

	December 31,
	2009	2008
Laboratory equipment	$20	$20
Office equipment	44	44
Leasehold improvements	38	38
Total fixed assets	102	102
Less — Accumulated depreciation and amortization	90	74
Net Fixed Assets	$12	$28

Depreciation and amortization was $16,000, $22,000 and $24,000 for the years ended December 31, 2009, 2008, 2007, respectively.

4.           OPERATING LEASES:

The Company leases laboratory and office space, and equipment pursuant to leases accounted for as operating leases.  The lease for the Company’s laboratory and office space expires in June 2010.  Rental expense for the years ended December 31, 2009, 2008 and 2007, was approximately $60,000, $59,000 and $63,000, respectively.  There are no future minimum lease payments due under non-cancelable leases with original terms in excess of one year as our lease expires on June 30, 2010.

5.           ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	December 31,
	2009	2008
Personnel related costs	$181	$135
Other	159	68
Patent costs	15	81
Research and development costs	—	1,573
Total	$355	$1,857

6.           FEDERAL INCOME TAXES:

The Company has had losses since inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2009, the Company has accumulated approximately $2.5 million of research and development tax credits.  As of December 31, 2009, the Company had approximately $152 million of net operating loss (“NOL”) carry-forwards for federal income tax purposes.  Additionally, approximately $3.9 million of NOLs, and approximately $48,000 of research and development tax credits will expire in 2010.

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

The Company’s public offerings completed on February 5, 2007, October 2, 2008, September 11, 2009, October 13, 2009, and the issuances of unregistered shares as part of the October 29, 2009 Settlement Agreement and Subsequent Settlement Agreements may have created a change of ownership for Federal Income tax purposes.  The Company has not undertaken a study to determine if this has occurred.  A change in ownership for Federal income tax purposes may result in a limitation on the use of net operating loss and tax credit carryforwards in future periods.

Accounting standards require the recognition of a deferred tax asset for NOLs. As the Company has incurred losses since inception, and there is no certainty of future revenues, a valuation allowance has been provided in full in the accompanying consolidated financial statements.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2009	2008
Net operating loss carryforwards	$51,714	$44,169
Research and development tax credits	2,483	2,603
Accrued expenses	1,510	1,510
Total deferred tax assets	55,707	48,282

Capitalized patent costs	(301)	(582)
Total deferred tax liabilities	(301)	(582)

Less — Valuation allowance	(55,406)	(47,700)
Net deferred tax assets	$—	$—

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

On October 2, 2008, we completed a direct registered offering of 2.4 million shares of our common stock at a purchase price of $6.50 per share for net proceeds after expenses of approximately $15.6 million pursuant to an effective shelf registration statement.  Certain of the purchasers under this offering were granted in their purchase agreements an option to purchase an aggregate of up to $10 million of additional shares of our common stock at the greater of the fair market value, defined as the average of the closing prices for the 30 trading days immediately prior to the date of exercise, or $7.80 per share.  Such option was exercisable at such time as we had less than $10 million in cash and cash equivalents; this option expired on September 29, 2009.  In addition, the purchasers who received such option also received a right of first offer to purchase their respective pro-rata portion of any future financings, excluding certain corporate activities; this right expires on September 29, 2010.

SETTLEMENT WITH TRADE CREDITORS

On October 29, 2009, we entered into a Master Settlement Agreement and Releases (the “October Settlement Agreement”) with certain trade creditors, pursuant to which we issued 5,361,194 shares of our common stock, at $1.10 per share, and paid approximately $2.77 million in cash to such creditors as payment in full for our then-outstanding liabilities of approximately $8.7 million and for the release of the claims held by and the dismissal of the litigation commenced by such creditors against the Company.  Pursuant to the terms of the October Settlement Agreement, we filed a registration statement on Form S-3 (File No. 333-163510), which was filed with the Securities and Exchange Commission on December 4, 2009, to register the resale of such shares by such creditors.  Such registration statement was declared effective by the Securities and Exchange Commission on January 7, 2010.

Between November 30, 2009 and March 2, 2010, the Company entered into settlement agreements and mutual releases (the “Subsequent Settlement Agreements”) with certain of its creditors, pursuant to which the Company issued an aggregate of 352,459 shares (the “Additional Settlement Shares”) of common stock in 2010 and paid an aggregate of $140,571 in cash as payment in full for its then-outstanding liabilities to such creditors.   Pursuant to the Subsequent Settlement Agreements, the Company agreed to use its best efforts to prepare and file a registration statement to register the Additional Settlement Shares as soon as possible following the date of each Subsequent Settlement Agreement, to use its best efforts to have such registration statement declared effective as soon as possible and to maintain such registration statement until all such Additional Settlement Shares registered thereunder to such creditors have been sold or for a period of one year, whichever comes first.

In addition to the October Settlement Agreement and Subsequent Settlement Agreements, the Company has settled with several of its creditors during the fourth quarter of 2009 in an amount less than its then-outstanding liabilities to such creditors.  These settlements resulted in recognition of $547,000 in other income on the Consolidated Statement of Operations.

LOSS PER SHARE

The following table presents information necessary to calculate loss per share for the three years ended December 31, 2009, 2008 and 2007 (in thousands, except per share amounts):

	2009	2008	2007
Net loss	$(27,234)	$(25,202)	$(13,700)
Weighted average common shares outstanding	17,344	13,372	12,524
Basic loss per share	$(1.57)	$(1.88)	$(1.09)
Weighted average common and dilutive potential common shares outstanding:
Weighted average common shares outstanding	17,344	13,372	12,524
Assumed exercise of stock options	—	—	—
	17,344	13,372	12,524
Diluted earnings per share	$(1.57)	$(1.88)	$(1.09)

Other potential common stock of 1,824,211, 2,830,232 and 1,555,565 for the years ended December 31, 2009, 2008 and 2007, respectively, were excluded from the above calculation of diluted loss per share since they were antidilutive.

8.           STOCK OPTION PLANS:

During 2009 the Company had two stock option plans available which were the 2000 Non-Employee Directors’ Stock Option Plan, or 2000 Director Plan; and the 2004 Stock Option Plan, or 2004 Plan.

As of December 31, 2009, there were 1,119,679 options available under the 2004 Plan and 469,419 options available options under the 2000 Director Plan.  The 2000 Director Plan has an evergreen provision pursuant to which the number of shares available under such plan are automatically increased each year on the day after the Company’s Annual Shareholders’ Meeting by the number of shares granted during the prior year under such plan (or by one-half percent of the Company’s then outstanding common stock, if greater).  At the Annual Meeting of Stockholders held on May 20, 2009, the stockholders approved amendments of the 2004 Plan and 2000 Director Plan to increase the number of shares of common stock issuable by 1,000,000 and 500,000, respectively.  Additionally, the stockholders approved an amendment to the 2000 Director Plan which extends the term of such plan by nine years to April 17, 2019.  There are no significant differences between the provisions of the two remaining plans other than with respect to the period of exercisability following termination of services.  Typically, options are granted with an exercise price per share which is equal to the fair market value per share of common stock on the date of grant.  Vesting provisions for each grant are determined by the board of directors and typically vest quarterly over a three year period.  All options expire no later than the tenth anniversary of the grant date.

A summary of the status of the Company’s option plans at December 31, 2009, 2008, and 2007 and changes during the years then ended is presented in the tables below:

	Stock Options	Weighted Average Exercise Price	Remaining Weighted Average Contractual Term (Years)
Outstanding at December 31, 2006	1,469,148	$4.38
Granted	141,000	12.13
Exercised	(13,942)	2.64
Forfeited	(40,641)	19.51

Outstanding at December 31, 2007	1,555,565	4.70
Granted	240,000	9.01
Exercised	—	—
Forfeited	(7,000)	19.95

Outstanding at December 31, 2008	1,788,565	5.22
Granted	736,647	6.20
Exercised	(2,500)	3.71
Forfeited	(698,501)	7.98

Outstanding at December 31, 2009	1,824,211	4.56	4.81
Exercisable at December 31, 2009	1,292,064	4.75	4.14

The following table summarizes information about stock options outstanding at December 31, 2009:

Range Of Exercise Prices		Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.70 to	$5.00	1,425,212	4.3	$2.89	1,003,565	$3.00
5.01 to	10.00	167,999	6.6	8.20	100,499	8.05
10.01 to	15.00	226,000	6.9	11.80	183,000	11.98
15.01 to	33.25	5,000	1.1	30.24	5,000	30.24
		1,824,211			1,292,064

The intrinsic value of options exercised during the years ended December 31, 2009 and 2007 was approximately $10,000 and $144,000, respectively.

Stock-based compensation is outlined in the following table (in thousands):

	2009	2008	2007
R&D expense	$485	$389	$255
G&A expense	799	482	625
Total expense	$1,284	$871	$880

At December 31, 2009, there was approximately $606,000 of total unrecognized compensation cost related to non-vested stock options.  This compensation cost is expected to be recognized over a weighted-average period of approximately six months.

Estimated fair values of stock options granted have been determined using the Black-Scholes option pricing model with the following assumptions:

	2009	2008	2007
Risk-free interest rate	2.4%	3.2%	4.6%
Expected term	7 years	7 years	7 years
Volatility	74%	77%	82%
Dividend yield	—	—	—
Fair value	$4.24	$6.51	$9.29

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

9.           LICENSE, RESEARCH AND DEVELOPMENT AGREEMENTS:

NATIONAL INSTITUTES OF HEALTH (NIH)

In 1999, we licensed rights to Proellex® from the National Institutes of Health, or NIH, under an exclusive, worldwide license in the field of treatment of human endocrinologic pathologies or conditions in steroid sensitive tissues which expires upon the expiration of the last licensed patent.  Under the terms of the agreement, we are obligated to meet developmental milestones as outlined in a commercial development plan, which has been amended and revised from time to time as circumstances warrant.  In 2009, we finalized a Seventh Amendment with the NIH which establishes a new set of milestones for development.  This set of milestones may need to be amended again depending on when or if the clinical hold is lifted.  Should the FDA determine that the clinical hold on Proellex® shall not be lifted even at a lower dosage, the license with the NIH provides us with an opportunity to satisfy milestones under such license with a second generation drug.

We provide annual updates to the NIH on the progress of our development of Proellex®.  Based on our interaction with the NIH to date, we believe our license and relationship with NIH are in good standing.  The NIH has the ability to terminate the agreement for lack of payment or if we are not meeting milestones as outlined in the commercial development plan and for other reasons as outlined in the agreement.  Although we believe that we have a good working relationship with the NIH, there can be no assurance that all of the objectives and conditions in the commercial development plan will be met on a timely basis or at all, or that, if we fail to meet any of such objectives, the NIH will again agree to amend this agreement to our satisfaction.  Failure to comply with the material terms contained in the license agreement could result in termination of such agreement, which would prohibit us from further development of Proellex® and severely harm our business prospects.  The NIH retains, on behalf of the government, a nonexclusive, nontransferable, worldwide license to practice the inventions licensed under the licensed patents by or on behalf of the government.  For the purpose of encouraging basic research, the NIH retains the right to grant nonexclusive research licenses to third parties.  Due to the work that was done on Proellex® at the NIH prior to our license agreement, the government also has certain rights to use the product in the event of a national emergency pursuant to the Patent and Trademark Laws Amendments Act of 1980, as amended.

10.         COMMITMENTS AND CONTINGENCIES:

See footnote 4 for a discussion of our operating lease commitments.

In December 2008, Repros committed to the purchase of at least $3 million of the bulk active ingredient of Proellex® which was to be produced under a new scaled-up amended manufacturing process by Gedeon Richter.  Under this Purchase Request, as amended, the Company paid $750,000 in the first quarter of 2009 and $750,000 in the second quarter of 2009.  As of June 30, 2009, $1.5 million was reflected under Prepaid Expenses and Other Current Assets on the balance sheet.  Repros was obligated to make two additional payments of $750,000 each for the final two batches of Proellex® to be delivered in the third and fourth quarters of 2009.  As of September 4, 2009 this agreement was terminated and the remaining two payments due to Gedeon Richter were waived.  Additionally, Repros accepted the material produced through this date and as a result expensed the $1.5 million prepaid asset to R&D Expense during the third quarter of 2009.

Our Androxal® product candidate and its uses are covered in the United States by two issued U.S. patents and six pending patent applications.  Foreign coverage of our Androxal® product candidate includes 35 issued foreign patents and 67 foreign pending patent applications.  The issued patents and pending applications relate to methods and compositions for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men.  Androxal® (the trans-isomer of clomiphene) is purified from clomiphene citrate.  A third party individual holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto.  In our prior filings with the SEC, we have described our request to the U.S. Patent and Trademark Office, or PTO, for re-examination of one of these patents based on prior art.  The third party amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims are patentable in view of those publications under consideration and a re-examination certificate was issued.  However, we believe that the amended claims are invalid based on additional prior art publications, and our request for re-examination by the PTO in light of a number of these additional publications and other publications cited by the PTO, has been granted. All of the claims have been finally rejected in the re-examination and the patent holder has appealed the rejections to the PTO Board of Patent Appeals and Interferences (“the Board”).  A decision has been rendered by the Board affirming the rejection of all of the claims.  The patent holder has filed a request for rehearing.  If the Board maintains the rejections on rehearing or the request for rehearing is denied, the patent holder will have the opportunity to appeal the rejections to the United States Court of Appeals for the Federal Circuit.  We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO.  Nevertheless, there is no assurance that either patent will ultimately be found invalid over the prior art. If such patents are not invalidated by the PTO we may be required to obtain a license from the holder of such patents in order to develop Androxal® further or attempts may be made to undertake further legal action to invalidate such patents.  If such licenses were not available on acceptable terms, or at all, we may not be able to successfully commercialize or out-license Androxal®.

On August 7, 2009, R.M. Berry filed a putative class action lawsuit naming the Company, Joseph Podolski, Paul Lammers, and Louis Ploth, Jr. as defendants.  The lawsuit is pending in the United States District Court for the Southern District of Texas, Houston Division.  The lawsuit, styled R.M. Berry, on Behalf of Himself and all Others Similarly Situated v. Repros Therapeutics, Inc., Joseph Podolski, Paul Lammers, and Louis Ploth, Jr., alleges that the defendants made certain misleading statements related to the Company’s Proellex® drug.  Among other claims, the lawsuit contends that the defendants misrepresented the side effects of the drug related to liver function, and the risk that these side effects could cause a suspension of clinical trials of Proellex®. The lawsuit seeks to establish a class of shareholders allegedly harmed by the misleading statements, and asserts causes of action under the Securities Exchange Act of 1934.  On August 14, 2009, a lawsuit making similar allegations and naming the same defendants was also filed in the United States District Court for the Southern District of Texas.  This suit is styled Josephine Medina, Individually and On Behalf of all Others Similarly Situated v. Repros Therapeutics, Inc., Joseph Podolski, Paul Lammers, and Louis Ploth, Jr.  On September 25, 2009, a lawsuit also making allegations similar to those in the Berry action, and naming the same defendants, was filed in the United States District Court for the Southern District of Texas.  That lawsuit is styled Shane Simpson, Paul Frank and Clayton Scobie, on Behalf of Themselves and all Others Similarly Situated v. Repros Therapeutics, Inc., Joseph Podolski, Paul Lammers, and Louis Ploth, Jr.    The lawsuits have now been consolidated, and lead plaintiffs appointed.  On January 27, 2010, the lead plaintiffs filed a Consolidated Class Action Complaint styled In re Repros Therapeutics, Inc. Securities Litigation, Civil Action No. 09 Civ. 2530 (VDG).  The lawsuit names Repros Therapeutics, Inc., Joseph Podolski, Paul Lammers, and Louis Ploth, Jr. as defendants.  The allegations in the Consolidated Class Action Complaint are substantially the same as those contained in the prior complaints, and focus on the claim that the defendants deliberately withheld information concerning the negative side-effects of Proellex® related to liver function.  Plaintiffs seek to establish a class action for all persons who “purchased or otherwise acquired Repros common stock between July 1, 2009, and August 2, 2009.”    No discovery has yet occurred in the matter, and defendants intend to file a motion to dismiss the Consolidated Class Action Complaint.  An estimate of the possible loss or range of losses in connection with the lawsuits cannot be made at this time.

On August 10, 2009, a vendor of the Company filed a lawsuit naming the Company as a defendant.  The lawsuit claimed the Company owed it $147,000 in accordance with the terms of its agreement with the Company.   On August 20, 2009, another vendor of the Company filed a lawsuit naming the Company as a defendant.  The lawsuit claimed the Company owed it $443,600 in accordance with the terms of its agreement with the Company.   On October 29, 2009, the Company entered into a Master Settlement Agreement and Releases with certain trade creditors, pursuant to which we issued 5,361,194 shares of our common stock, at $1.10 per share, and paid  approximately $2.77 million in cash to such creditors as payment in full for our then outstanding liabilities and for the release of these claims held by and the dismissal of the litigation commenced by these creditors against the Company as described above.

On October 2, 2009, a vendor of the Company filed a lawsuit naming the Company as a defendant.  The lawsuit claimed the Company owed it $294,718 in accordance with the terms of its agreement with the Company.  On December 1, 2009, the Company entered into a confidential settlement agreement with this vendor which resolved the lawsuit.

On November 13, 2009, a vendor filed a lawsuit naming the company as a defendant.  The lawsuit claimed the Company owed it $93,698 in accordance with the terms of its agreement with the Company.   On February 1, 2010, the Company entered into a confidential settlement agreement with this vendor which resolved the lawsuit.

On March 1, 2010, we were served with a lawsuit where we were named as a co-defendant along with one of our clinical regulatory service providers (“CRO”) relating to the Proellex® clinical trial study.  The lawsuit was filed in the State of Tennessee, 30th Judicial District Chancery Court at Memphis by an investigator and claims that the CRO did not pay it amounts owing to it relating to the Proellex® study.  We did not engage the investigator and under our agreement with the CRO, we believe the CRO is responsible for any such costs or damages regarding such lawsuit.  The amount claimed is approximately $175,000.  An estimate of the possible costs or expenses to defend ourselves in this matter or risk of exposure under the litigation cannot be made at this time.  Pursuant to the October Settlement Agreement, such CRO, on behalf of itself and its agents, released us from all claims which could be asserted by them against us.  We believe such release covers the claims set forth in this lawsuit.

Rights Plan

We are party to a rights agreement, as amended, pursuant to which a dividend consisting of one preferred stock purchase right was distributed for each share of our common stock held as of the close of business on September 13, 1999, and to each share of common stock issued thereafter until the earlier of (i) the distribution date which is defined in the rights plan, (ii) the redemption date which is defined in the rights plan or (iii) September 13, 2010.  The rights plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of us without offering fair value to our stockholders.  The rights will expire on September 13, 2010, subject to earlier redemption or exchange as provided in the rights plan.  Each right entitles its holder to purchase from us one one-hundredth of a share of a new series of Series One Junior Participating Preferred Stock at a price of $20.00 per one one-hundredth of a share, subject to adjustment.  The rights are generally exercisable only if a person acquires beneficial ownership of 20% or more of our outstanding common stock.

11.	RELATED PARTY TRANSACTIONS:

A former member of our Board of Directors is also a shareholder of a law firm that provides legal services to the Company.  He served on the Board of Directors for a portion of 2009 and all of 2008 and 2007, and total fees charged by the firm to the Company during the years ended December 31, 2009, 2008 and 2007 were $345,000, $275,000 and $256,000, respectively.

12.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

	First Quarter Ended March 31, 2009	Second Quarter Ended June 30, 2009	Third Quarter Ended September 30, 2009	Fourth Quarter Ended December 31, 2009
	(In thousands except per share amounts)
Revenues and other income:
Interest income	$3	$1	$—	$—
Other income	—	—	—	547
Total revenues and other income	3	1	—	547
Expenses:
Research and development	5,698	7,784	8,282	1,298

General and administrative	1,060	1,105	1,962	596
Total expenses	6,758	8,889	10,244	1,894
Net loss	$(6,755)	$(8,888)	$(10,244)	$(1,347)

Net loss per share – basic and diluted	$(0.45)	$(0.59)	$(0.66)	$(0.06)
Shares used in loss per share calculation	15,175	15,175	15,503	23,450

	First Quarter Ended March 31, 2008	Second Quarter Ended June 30, 2008	Third Quarter Ended September 30, 2008	Fourth Quarter Ended December 31, 2008
	(In thousands except per share amounts)
Revenues and other income:
Interest income	$269	$91	$45	$28
Total revenues and other income	269	91	45	28
Expenses:
Research and development	6,166	5,475	5,874	5,060

General and administrative	797	689	750	824
Total expenses	6,963	6,164	6,624	5,884
Net loss	$(6,694)	$(6,073)	$(6,579)	$(5,856)

Net loss per share – basic and diluted	$(0.52)	$(0.48)	$(0.51)	$(0.39)
Shares used in loss per share calculation	12,775	12,775	12,775	15,149

12.        SUBSEQUENT EVENTS

On January 12, 2010, the Company received a letter from the Nasdaq Hearings Panel (the “Panel”) stating that our shares would be transferred from the Nasdaq Global Market to the Nasdaq Capital Market, effective at the open of the trading session on Thursday, January 14, 2010.   As previously announced, we have not been in compliance with Marketplace Rules 5450(a)(1) and 5450(b)(2)(A) and (C), requiring (i) a minimum $1.00 bid price per share, (ii) a minimum $50 million market value of listed securities and (iii) a minimum market value of publicly held shares of $15 million, respectively, for continued inclusion on the Nasdaq Global Market. The Panel’s determination to transfer our shares to the Nasdaq Capital Market followed our hearing before the Panel on December 3, 2009.  The Company has until May 5, 2010 to maintain either stockholders’ equity of at least $2.5 million or a market value of listed securities of $35 million.  The Company must also maintain a minimum bid price of $1.00 per share by June 14, 2010 to maintain its listing on the Nasdaq Captial Market.  If we cannot demonstrate compliance with these requirements for continued listing on the Nasdaq Capital Market, our shares will be subject to immediate delisting.

Between November 30, 2009 and March 2, 2010, the Company entered into settlement agreements and mutual releases (the “Subsequent Settlement Agreements”) with certain of its creditors, pursuant to which the Company issued an aggregate of 352,459 shares (the “Additional Settlement Shares”) of common stock in 2010 and paid an aggregate of $140,571 in cash as payment in full for its then-outstanding liabilities to such creditors.   Pursuant to the Subsequent Settlement Agreements, the Company agreed to use its best efforts to prepare and file a registration statement to register the Additional Settlement Shares as soon as possible following the date of each Subsequent Settlement Agreement, to use its best efforts to have such registration statement declared effective as soon as possible and to maintain such registration statement until all such Additional Settlement Shares registered thereunder to such creditors have been sold or for a period of one year, whichever comes first.

On February 12, 2010, the Company entered into an Equity Distribution Agreement with Ladenburg Thalman & Co. Inc. (“Ladenburg”), pursuant to which the Company may issue and sell from time to time through Ladenburg, as sales agent and/or principal, shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), having an aggregate offering price of up to $10 million (the “Shares”). The Shares will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-163648).  Through the close of business on March 12, 2010, we have sold 303,986 shares of common stock for net proceeds of approximately $234,000.

 On March 1, 2010, we were served with a lawsuit where we were named as a co-defendant along with one of our clinical regulatory service providers (“CRO”) relating to the Proellex® clinical trial study.  The lawsuit was filed in the State of Tennessee, 30th Judicial District Chancery Court at Memphis by an investigator and claims that the CRO did not pay it amounts owing to it relating to the Proellex® study.  We did not engage the investigator and under our agreement with the CRO, we believe the CRO is responsible for any such costs or damages regarding such lawsuit.  The amount claimed is approximately $175,000.  An estimate of the possible costs or expenses to defend ourselves in this matter or risk of exposure under the litigation cannot be made at this time.  Pursuant to the October Settlement Agreement, such CRO, on behalf of itself and its agents, released us from all claims which could be asserted by them against us.  We believe such release covers the claims set forth in this lawsuit.

INDEX TO EXHIBITS

Exhibit Number		Identification Of Exhibit
3.1(a)	—	Restated Certificate of Incorporation. Exhibit 3.3 to the Company's Registration Statement on Form SB-2 (No. 33-57728-FW), as amended ("Registration Statement"), is incorporated herein by reference.

3.1(b)	—
Certificate of Amendment to the Company's Restated Certificate of Incorporation, dated as of May 2, 2006.  Exhibit 3.1 to the Company's Current Report on Form 8-K as filed with the Commission on May 2, 2006 is incorporated herein by reference.

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

3.1(e)	—
Certificate of Amendment to Restated Certificate of Incorporation, dated as of November 18, 2009. Exhibit 3.1(e) to the Company’s Current Report on Form 8-K dated November 19, 2009 is incorporated herein by reference.

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
Third Amendment to Rights Agreement, dated as of June 30, 2005, between the Company and Computershare Trust Company, Inc. (as successor in interest to Computershare Investor Services, LLC).  Exhibit 4.4 to the Company's Current Report on Form 8-K as filed with the Commission on June 30, 2005 is incorporated herein by reference.

4.6	—
Fourth Amendment to Rights Agreement, dated as of January 9, 2008, between the Company and Computershare Trust Company, Inc. (as successor in interest to Computershare Investor Services, LLC).  Exhibit 4.5 to the Company's Current Report on Form 8-K as filed with the Commission on January 10, 2008 is incorporated herein by reference.

4.7	—
Fifth Amendment to Rights Agreement, sated as of October 10, 2008, between the Company and Computershare Trust Company, Inc. (as successor in interest to Computershare Investor Services, LLC).  Exhibit 4.6 to the Company’s Current Report on Form 8-K as filed with the Commission on January 10, 2008 is incorporated herein by reference.

Exhibit Number		Identification Of Exhibit
4.8	—	Form of Rights Certificate. Exhibit B to Exhibit 4.1 to the Rights Plan Registration Statement is incorporated herein by reference.

10.1+	—	Amended and Restated 1993 Employee and Consultant Stock Option Plan. Exhibit 10.3 to the Registration Statement is incorporated herein by reference.

10.2+	—
First Amendment to the Repros Therapeutics Inc. Amended and Restated 1993 Stock Option Plan. Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K") is incorporated herein by reference.

10.3+	—
1994 Employee and Consultant Stock Option Plan. Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 033-83406) as filed with the Commission on August 29, 1994 is incorporated herein by reference.

10.4+	—	2000 Non-Employee Directors' Stock Option Plan. Appendix B to the Company's Definitive Proxy Statement filed on April 26, 2000 is incorporated herein by reference.

10.5+	—	First Amendment to the Repros Therapeutics Inc. 2000 Non-Employee Directors' Stock Option Plan. Exhibit 10.21 to the 2000 Form 10-K is incorporated herein by reference.

10.6+	—
Second Amendment to 2000 Non-Employee Directors' Stock Option Plan. Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K") is incorporated herein by reference.

10.7+	—	Repros Therapeutics Inc. 2004 Stock Option Plan. Exhibit 10.17 to the Company's Registration Statement on Form S-1 (No. 333-119861), as amended, is incorporated herein by reference.

10.8+	—	Employment Agreement between the Company and Joseph S. Podolski. Exhibit 10.5 to the Registration Statement is incorporated herein by reference.

10.9+	—
First Amendment to Employment Agreement between the Company and Joseph S. Podolski. Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 is incorporated herein by reference.

10.10+	—	Second Amendment to Employment Agreement between the Company and Joseph S. Podolski. Exhibit 10.17 to the 2002 Form 10-K is incorporated herein by reference.

10.11+
Third Amendment to Employment Agreement dated effective March 11, 2009, between the Company and Joseph S. Podolski.  Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 17, 2009 is incorporated herein by reference

10.12+
Consulting Agreement dated October 29, 2009 by and between the Company and Katherine Anderson.  Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on November 3, 2009 is incorporated herein by reference

10.13	—
Lease Agreement dated May 11, 2004 between the Company and Sealy Woodlands, L.P.  Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

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

10.20++
Sixth Amendment to PHS Patent License Agreement, as amended, dated July 7, 2009 between the Company and certain agencies of the United States Public Health Service within the Department of Health and Human Services.  Exhibit 10.1 to the Company’s Current Report on Form 8-K/A as filed with the Commission on December 22, 2009 is incorporated herein by reference

10.21++*
Seventh Amendment to PHS Patent License Agreement, as amended, dated October 28, 2009 between the Company and certain agencies of the United States Public Health Service within the Department of Health and Human Services.

10.22
Master Settlement Agreement and Releases dated October 29, 2009 by and among the Company and its creditors signatory thereto.  Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on November 3, 2009 is incorporated herein by reference

10.23	—
Securities Purchase Agreement dated October 7, 2009, among the Company and the purchasers identified on the signature pages thereto.  Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on October 14, 2009 is incorporated herein by reference

10.24
Securities Purchase Agreement between the Company and Enable Growth Partners LP dated September 8, 2009.  Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on September 10, 2009 is incorporated herein by reference

10.25
Form of Indemnification Agreement entered into between the Company and each of its directors.  Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 20, 2009 is incorporated herein by reference

23.1*	—	Consent of PricewaterhouseCoopers LLP

31.1*	—	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

31.2*	—	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

Exhibit Number		Identification Of Exhibit
32.1*	—	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2*	—	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

*	Filed herewith.

+	Management contract or compensatory plan.

++
Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act. Such omitted portions have been filed separately with the Commission.