Form 10-Q
period 2010-03-31
REPROS THERAPEUTICS INC.
filed 2010-05-10
CIK 897075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No   ☒

As of May 5, 2010, there were outstanding 31,723,046 shares of Common Stock, par value $.001 per share, of the Registrant.

REPROS THERAPEUTICS INC.
(A development stage company)

For the Quarter Ended March 31, 2010

INDEX

		Page
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS		3

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	4

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009		5
Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 and from Inception (August 20, 1987) through March 31, 2010		6
Unaudited Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2010		7
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and from Inception (August 20, 1987) through March 31, 2010		8
Notes to Unaudited Condensed Consolidated Financial Statements		9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	(Removed and Reserved)	27
Item 5.	Other Information	27
Item 6.	Exhibits	28

SIGNATURES		29

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The words "may," "anticipate," "believe," "expect," "estimate," "project," "suggest," "intend" and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, suggested or intended.  These risks and uncertainties include risks associated with the Company's ability to continue as a going concern and to continue to be able to raise additional capital on acceptable terms or at all; its ability to successfully defend itself in the recently filed class action lawsuits; its ability to  maintain its listing on the NASDAQ Capital Market; the removal of the current clinical hold on further clinical trials for Proellex® by the Food and Drug Administration, or FDA, and the reestablishment of safe dosing in clinical trials for Proellex®; having available funding for the continued development of Proellex® and Androxal®; uncertainty related to the Company's ability to obtain approval of the Company's products by the FDA and regulatory bodies in other jurisdictions; whether a clear clinical path for Androxal® can be realized; uncertainty relating to the Company's patent portfolio and license rights to such patents; and other risks and uncertainties described in the Company's filings with the Securities and Exchange Commission.  For additional discussion of such risks, uncertainties and assumptions, see "Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included elsewhere in this quarterly report on Form 10-Q and “Item 1A. Risk Factors” to Part I of Form 10-K for the fiscal year ended December 31, 2009.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

The following unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair statement of the interim periods presented have been included.  The year-end balance sheet data was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States of America.  Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands except share and per share amounts)

	March 31,	December 31,
	2010	2009

ASSETS

Current Assets
Cash and cash equivalents	$974	$1,886
Prepaid expenses and other current assets	216	177
Total current assets	1,190	2,063
Fixed assets, net	8	12
Other assets, net	925	885
Total assets	$2,123	$2,960

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,696	$2,043
Accrued expenses	182	355
Total current liabilities	1,878	2,398

Commitments & Contingencies (note 5)

Stockholders' Equity
Undesignated Preferred Stock, $.001 par value, 5,000,000
shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 75,000,000 shares authorized,
26,863,876 and 25,987,998 shares issued, respectively;
26,414,476 and 25,538,598 shares outstanding, respectively	27	26
Additional paid-in capital	177,201	176,392
Cost of treasury stock, 449,400 shares	(1,380)	(1,380)
Deficit accumulated during the development stage	(175,603)	(174,476)
Total stockholders' equity	245	562
Total liabilities and stockholders' equity	$2,123	$2,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except per share amounts)

			From Inception
			(August 20, 1987)
			through
	Three Months Ended March 31,		March 31,
	2010	2009	2010

Revenues and other income
Licensing fees	$-	$-	$28,755
Product royalties	-	-	627
Research and development grants	-	-	1,219
Interest income	-	3	16,297
Gain on disposal of fixed assets	-	-	102
Other Income	-	-	582
Total revenues and other income	-	3	47,582
Expenses
Research and development	458	5,698	170,788
General and administrative	669	1,060	42,666
Interest expense and amortization of intangibles	-	-	388
Total expenses	1,127	6,758	213,842

Loss from continuing operations	(1,127)	(6,755)	(166,260)
Loss from discontinued operations	-	-	(1,828)
Gain on disposal of discontinued operation	-	-	939
Net loss before cumulative effect of change in accounting principle	(1,127)	(6,755)	(167,149)
Cumulative effect of change in accounting principle	-	-	(8,454)
Net loss	$(1,127)	$(6,755)	$(175,603)

Loss per share - basic and diluted	$(0.04)	$(0.45)

Shares used in loss per share calculation:
Basic	25,827	15,175
Diluted	25,827	15,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited and in thousands except share and per share amounts)

						Deficit
						Accumulated
			Additional			During the	Total
	Common Stock		Paid-in	Treasury Stock		Development	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Stage	Equity
Balance at December 31, 2009	25,987,998	$26	$176,392	449,400	$(1,380)	$(174,476)	$562
Stock based option compensation	-	-	186	-	-	-	186
Issuance of 352,459 shares of common stock at $0.72 to $1.10 per share, as settlement with trade creditors	352,459	-	335	-	-	-	335
Issuance of 523,419 shares of common stock at a weighted average share price of $0.75, net of offering costs of $103	523,419	1	288	-	-	-	289
Net loss	-	-	-	-	-	(1,127)	(1,127)
Balance at March 31, 2010	26,863,876	$27	$177,201	449,400	$(1,380)	$(175,603)	$245

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

			From Inception
			(August 20, 1987)
			through
	Three Months Ended March 31,		March 31,
	2010	2009	2010

Cash Flows from Operating Activities
Net loss	$(1,127)	$(6,755)	$(175,603)
Gain on disposal of discontinued operations	-	-	(939)
Gain on disposal of assets			(102)
Adjustments to reconcile net loss to net cash
used in operating activities:
Noncash financing costs	-	-	316
Noncash inventory impairment	-	-	4,417
Noncash patent impairment	-	-	2,614
Noncash other income			(547)
Noncash decrease in accounts payable	-	-	(1,308)
Depreciation and amortization	18	17	3,972
Noncash stock-based compensation	186	334	6,827
Common stock issued for agreement not to compete	-	-	200
Series B Preferred Stock issued for consulting services	-	-	18
Changes in operating assets and liabilities (net effects of purchase of businesses in 1988 and 1994):
Increase in receivables	-	-	(199)
Increase in inventory	-	-	(4,447)
(Increase) decrease in prepaid expenses and other current assets	(39)	(848)	86
Increase (decrease) in accounts payable and accrued expenses	(185)	323	9,853
Net cash used in operating activities	(1,147)	(6,929)	(154,842)

Cash Flows from Investing Activities
Change in trading marketable securities	-	-	(191)
Capital expenditures	-	-	(2,371)
Purchase of technology rights and other assets	(54)	(139)	(4,326)
Proceeds from sale of PP&E	-	-	225
Cash acquired in purchase of FTI	-	-	3
Proceeds from sale of subsidiary, less $12,345 for operating losses during 1990 phase-out period	-	-	138
Proceeds from sale of the assets of FTI	-	-	2,250
Increase in net assets held for disposal	-	-	(213)
Net cash (used in) provided by investing activities	(54)	(139)	(4,485)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of offering costs	289	-	156,294
Exercise of stock options	-	-	372
Proceeds from a shareholder transaction	-	-	327
Proceeds from issuance of preferred stock	-	-	23,688
Purchase of treasury stock	-	-	(21,487)
Proceeds from issuance of notes payable	-	-	2,839
Principal payments on notes payable	-	-	(1,732)
Net cash provided by financing activities	289	-	160,301
Net increase (decrease) in cash and cash equivalents	(912)	(7,068)	974
Cash and cash equivalents at beginning of period	1,886	19,470	-
Cash and cash equivalents at end of period	$974	$12,402	$974

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

•
Proellex®, a new chemical entity that acts as a selective blocker of the progesterone receptor, is being developed for the treatment of symptoms associated with uterine fibroids and endometriosis, subject to the current FDA clinical hold on the Proellex® clinical trials; however, we have recently filed for a limited removal of the clinical hold in order to commence certain clinical trials of Proellex® at a 12 mg or lower dose level.  On April 29, 2010 a teleconference was held with the FDA to review the clinical hold status of Proellex®.  During the teleconference the FDA noted that it felt that not all of their concerns were fully answered but opined that if the Company was willing to modify the trial from a parallel design to an escalating dose design the FDA would consider lifting the full clinical hold and place Proellex® on partial clinical hold to allow the low dose trial to be conducted. The Company agreed to modify the protocol and submitted the new design to the Agency on April 30, 2010.

As of March 31, 2010, we had accumulated losses of $175.6 million, approximately $974,000 in cash and cash equivalents, and our accounts payable and accrued expenses were approximately $1.9 million.  As of April 30, 2010, we had cash and cash equivalents of approximately $4.0 million.  The amount of cash on hand is not sufficient to fund our future clinical trials of Androxal® and, if the current FDA clinical hold on Proellex® is removed, Proellex®, and pay our accounts payable and accrued expenses as well as our normal corporate overhead and expenses. The foregoing and other matters raise substantial doubt about our ability to continue as a going concern. We continue to explore potential additional financing alternatives that would provide sufficient funds to enable us to continue to develop our two product candidates through completion of clinical trials; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all.  Significant additional capital will be required for us to complete development of either of our product candidates.

We also continue to maintain our patent portfolio of our phentolamine-based products for the treatment of sexual dysfunction and in order to create value from these assets in various ways which includes product out-licensing.

NOTE  2  —  Patents and Patent Applications

As of March 31, 2010, the Company had approximately $925,000 in capitalized patent and patent application costs reflected on its balance sheet.  This entire amount relates to patent and patent application costs for Androxal®.

Should the Company not continue development of Androxal® or should the Company not continue as a going concern, the remaining capitalized patent and patent application costs may not be recoverable, which would result in charges to operating results in future periods.

NOTE  3  —  Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2010	December 31, 2009

Personnel related costs	$113	$181
Other	46	159
Patent costs	23	15
Total	$182	$355

NOTE 4  —  Loss Per Share

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

The following table presents information necessary to calculate loss per share for the three-month periods ended March 31, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009

Net Loss	$(1,127)	$(6,755)
Average common shares outstanding	25,827	15,175
Basic and diluted loss per share	$(0.04)	$(0.45)

Other potential common stock of 1,806,545 and 3,430,617 common shares underlying stock options for the periods ended March 31, 2010 and 2009, respectively, were excluded from the above calculation of diluted loss per share because they were not dilutive.

NOTE 5  —   Commitments and Contingencies

Therapeutic uses of our Androxal® product candidate are covered in the United States by two issued U.S. patents and six pending patent applications.  In April, 2010, we were issued a Notice of Allowance by the U.S. Patent and Trademark Office, or PTO, for our pending U.S. patent application directed to the treatment of secondary hypogonadism.  Foreign coverage of therapeutic uses of our Androxal® product candidate includes 37 issued foreign patents and 87 foreign pending patent applications.  The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men.  Androxal® (the trans-isomer of clomiphene) is purified from clomiphene citrate.  A third party individual holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto.  In our prior filings with the SEC, we have described our request to the PTO for re-examination of one of these patents based on prior art.  The third party amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims are patentable in view of those publications under consideration and a re-examination certificate was issued.  However, we believe that the amended claims are invalid based on additional prior art publications, and our request for re-examination by the PTO in light of a number of these additional publications and other publications cited by the PTO, was granted. All of the claims have been finally rejected in the re-examination and the patent holder has appealed the rejections to the PTO Board of Patent Appeals and Interferences (“the Board”).  A decision has been rendered by the Board affirming the rejection of all of the claims.  The patent holder has filed a request for rehearing.  If the Board maintains the rejections on rehearing or the request for rehearing is denied, the patent holder will have the opportunity to appeal the rejections to the United States Court of Appeals for the Federal Circuit.  We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO.  Nevertheless, there is no assurance that either patent will ultimately be found invalid over the prior art. If such patents are not invalidated by the PTO we may be required to obtain a license from the holder of such patents in order to develop Androxal® further or attempts may be made to undertake further legal action to invalidate such patents.  If such licenses were not available on acceptable terms, or at all, we may not be able to successfully commercialize or out-license Androxal®.

On August 7, 2009, R.M. Berry filed a putative class action lawsuit naming the Company, Joseph Podolski, Paul Lammers, and Louis Ploth, Jr. as defendants.  The lawsuit is pending in the United States District Court for the Southern District of Texas, Houston Division.  The lawsuit, styled R.M. Berry, on Behalf of Himself and all Others Similarly Situated v. Repros Therapeutics, Inc., Joseph Podolski, Paul Lammers, and Louis Ploth, Jr., alleges that the defendants made certain misleading statements related to the Company’s Proellex® drug.  Among other claims, the lawsuit contends that the defendants misrepresented the side effects of the drug related to liver function, and the risk that these side effects could cause a suspension of clinical trials of Proellex®. The lawsuit seeks to establish a class of shareholders allegedly harmed by the misleading statements, and asserts causes of action under the Securities Exchange Act of 1934.  On August 14, 2009, a lawsuit making similar allegations and naming the same defendants was also filed in the United States District Court for the Southern District of Texas.  This suit is styled Josephine Medina, Individually and On Behalf of all Others Similarly Situated v. Repros Therapeutics, Inc., Joseph Podolski, Paul Lammers, and Louis Ploth, Jr.  On September 25, 2009, a lawsuit also making allegations similar to those in the Berry action, and naming the same defendants, was filed in the United States District Court for the Southern District of Texas.  That lawsuit is styled Shane Simpson, Paul Frank and Clayton Scobie, on Behalf of Themselves and all Others Similarly Situated v. Repros Therapeutics, Inc., Joseph Podolski, Paul Lammers, and Louis Ploth, Jr.    The lawsuits have now been consolidated, and lead plaintiffs appointed.  On January 27, 2010, the lead plaintiffs filed a Consolidated Class Action Complaint styled In re Repros Therapeutics, Inc. Securities Litigation, Civil Action No. 09 Civ. 2530 (VDG).  The lawsuit names Repros Therapeutics, Inc., Joseph Podolski, Paul Lammers, and Louis Ploth, Jr. as defendants.  The allegations in the Consolidated Class Action Complaint are substantially the same as those contained in the prior complaints, and focus on the claim that the defendants deliberately withheld information concerning the negative side-effects of Proellex® related to liver function.  Plaintiffs seek to establish a class action for all persons who “purchased or otherwise acquired Repros common stock between July 1, 2009, and August 2, 2009.”    No discovery has yet occurred in the matter.  Defendants filed a motion to dismiss the Consolidated Class Action Complaint on March 15, 2010.  Briefing related to the motion is expected to be completed on May 10, 2010.  An estimate of the possible loss or range of losses in connection with the lawsuits cannot be made at this time.

On November 13, 2009, a vendor filed a lawsuit naming the company as a defendant.  The lawsuit claimed the Company owed it $93,698 in accordance with the terms of its agreement with the Company.   On February 1, 2010, the Company entered into a confidential settlement agreement with this vendor which resolved the lawsuit.

On March 1, 2010, we were served with a lawsuit where we were named as a co-defendant along with one of our clinical regulatory service providers (“CRO”) relating to the Proellex® clinical trial study. The lawsuit was filed in the State of Tennessee, 30th Judicial District Chancery Court at Memphis by an investigator and claims that the CRO did not pay it amounts owing to it relating to the Proellex® study. We did not engage the investigator and under our agreement with the CRO, we believe the CRO is responsible for any such costs or damages regarding such lawsuit. Pursuant to the October Settlement Agreement, such CRO, on behalf of itself and its agents, released us from all claims which could be asserted by them against us. We believe such release covers the claims set forth in this lawsuit.  The CRO failed to respond to the lawsuit, and a default judgment was entered against it in the amount of $172,901.29.  We intend to vigorously defend any and all claims asserted by the investigator.  An estimate of the possible costs or expenses to defend ourselves in this matter or risk of exposure under the litigation cannot be made at this time.

NOTE 6  —   Other Recent Events, Including Subsequent Events

Between November 30, 2009 and March 31, 2010, we entered into settlement agreements and mutual releases (the “Prior Settlement Agreements”) with certain of our creditors, pursuant to which we issued an aggregate of 352,459 shares of common stock and paid an aggregate of $140,572 in cash as payment in full for our then-outstanding liabilities to such creditors.   On April 8, 2010, we entered into an additional settlement agreement and mutual release (together with the Prior Settlement Agreements, the “Settlement Agreements”) with a creditor, pursuant to which we issued 34,885 shares of common stock (together with the shares issued under the Prior Settlement Agreements, the “Settlement Shares”) and paid $8,721 in cash as payment in full for our then-outstanding liability to such creditor.  The Settlement Shares were issued by the Company pursuant to Section 4(2) and /or Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.  Pursuant to the Settlement Agreements, we agreed to use our best efforts to prepare and file a registration statement to register the Settlement Shares as soon as possible following the date of each Settlement Agreement, to use our best efforts to have such registration statement declared effective as soon as possible and to maintain such registration statement until all such Settlement Shares registered thereunder to such creditors have been sold or for a period of one year, whichever comes first.

On February 12, 2010, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), pursuant to which we may issue and sell from time to time through Ladenburg, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $10 million (the “ATM Shares”).  Ladenburg is not required to sell on our behalf any specific number or dollar amount of the ATM Shares, but Ladenburg, upon acceptance of written instructions from us, agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices, to sell the ATM Shares up to the amount specified, and otherwise in accordance with the terms of a placement notice delivered to Ladenburg. We have no obligation to sell any ATM Shares under the Equity Distribution Agreement, and may at any time suspend sales under the Equity Distribution Agreement, provided that such suspension shall not affect either party’s obligations with respect to the ATM Shares sold prior to the receipt of notice of such suspension.  Ladenburg receives a commission of 4% of the gross sales price of all ATM Shares sold through it under the Equity Distribution Agreement. The ATM Shares are issued pursuant to our shelf registration statement on Form S-3, as amended (File No. 333-163648).  As of March 31, 2010, we have sold 523,419 ATM Shares at a weighted average share price of $0.75, for proceeds of approximately $289,000, net of expenses.  Between April 1, 2010 and May 7, 2010, we have sold 5,551,177 ATM Shares at a weighted average share price of $0.78, for additional net proceeds of approximately $4.2 million.

On April 15, 2010, we announced that we believe that we have regained compliance with the minimum stockholders' equity requirement for continued listing on the Nasdaq Capital Market due primarily to the sale of ATM Shares (as defined above).  We continue to have until June 14, 2010 to maintain the required minimum bid price for continued listing.  During our annual stockholders' meeting to be held on May 17, 2010, our stockholders will vote on a proposal to grant our board of directors the authority to effect a reverse split of its common stock within one year of such annual meeting on a basis not to exceed one share of common stock for up to five shares of common stock outstanding, if necessary, in the sole discretion of our board of directors, for purposes of maintaining its listing on the Nasdaq Capital Market.  There can be no assurance that the stockholders of the Company will approve this proposal or that the Company will be able to maintain its listing on the Nasdaq Capital Market.  If we cannot demonstrate compliance with the required minimum bid price by June 14, 2010, our shares will be subject to immediate delisting.  If necessary, the Company may appeal Nasdaq’s decision to delist its securities.

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

Repros Therapeutics Inc.

Repros Therapeutics Inc. ("the Company", "RPRX," “Repros”, or "we," "us" or "our") was organized on August 20, 1987.  We are a development stage biopharmaceutical company focused on the development of oral small molecule drugs for major unmet medical needs.  As of March 31, 2010, we had accumulated losses of $175.6 million, approximately $974,000 in cash and cash equivalents, and our accounts payable and accrued expenses were approximately $1.9 million.  As of April 30, 2010, we had cash and cash equivalents of approximately $4.0 million.  The amount of cash on hand is not sufficient to fund our future clinical trials of Androxal® and, if the current FDA clinical hold on Proellex® is removed, Proellex®, and pay our accounts payable and accrued expenses as well as our normal corporate overhead and expenses. The foregoing and other matters raise substantial doubt about our ability to continue as a going concern.  We continue to explore potential additional financing alternatives that would provide sufficient funds to enable us to continue to develop our two product candidates through completion of clinical trials; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all.   Significant additional capital will be required for us to complete development of either of our product candidates.

Our current product pipeline (with the respective status of development) consists of the following:

Androxal® (male reproductive health):

☐	Completed Phase 2b proof-of-concept trial in men being treated for low testosterone levels who want to improve or maintain their fertility and/or sperm number and function; and

☐
Our Investigational New Drug Application, or IND, for the study of oral Androxal® in the treatment of hypogonadal men with type 2 diabetes was accepted by the FDA and, thus, we may initiate a Phase 2 trial.

Proellex® (female reproductive health): All ongoing clinical trial activities for Proellex® have been put on hold by the FDA; however, we have recently filed for a limited removal of the clinical hold in order to commence certain clinical trials of Proellex® at a 12 mg or lower dose level, following discussions with the FDA. On April 29, 2010 a teleconference was held with the FDA to review the clinical hold status of Proellex®. During the teleconference the FDA noted that it felt that not all of their concerns were fully answered but opined that if the Company was willing to modify the trial from a parallel design to an escalating dose design the FDA would consider lifting the full clinical hold and place Proellex® on partial clinical hold to allow the low dose trial to be conducted. The Company agreed to modify the protocol and submitted the new design to the Agency on April 30, 2010. There can be no assurances however that the FDA will find the new design acceptable or that they will lift the full clinical hold.

We also continue to maintain our patent portfolio of our phentolamine-based products for the treatment of sexual dysfunction and in order to create value from these assets in various ways which includes product out-licensing.

Androxal®

Product Overview

Our primary product candidate, Androxal® (the trans isomer of clomiphene), is a single isomer of clomiphene citrate and is an orally active proprietary small molecule compound.

We are developing Androxal® for men of reproductive age with low testosterone levels who want to improve or maintain their fertility and/or sperm function while being treated for low testosterone. In addition, we submitted a new IND to the Division of Metabolic and Endocrine Products, or DMEP, for the investigation of Androxal® as a potential treatment for type 2 diabetes. On February 1, 2010, we received confirmation from the DMEP that our new IND was accepted and, as a result, we may initiate a Phase 2 trial, subject to available funding.Our findings from a retrospective review of the clinical data from our 200 patient non-pivotal U.S. Phase 3 clinical trial showed that Androxal® therapy resulted in a significant reduction in mean glucose levels in men with glucose levels >104 mg/dL, an outcome not seen in the placebo or AndroGel® arms of this study. There can be no assurance that clinical trials performed for this new indication will be successful.

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

Androxal® is considered a new chemical entity by the FDA which means that the compound will be required to undergo the full regulatory approval process. We must still meet additional clinical requirements including pre-clinical, Phase 1, Phase 2, pivotal Phase 3 trials and long-term Open Label Safety Studies as well as other requirements. Although Androxal® is considered a new chemical entity for purposes of requirements for approval, it is closely related chemically to the drug, Clomid®, which is approved for use in women to treat certain infertility disorders. The FDA has indicated that testicular tumors, gynecomastia and adverse ophthalmologic events, which have been reported in males taking Clomid®, are potential risks that should be included in informed consent forms for our Androxal® clinical trials. We do not believe that Androxal® will present with the same adverse events given its reduced half-life in the human body as compared to Clomid®. In our preclinical studies and our clinical trials to date, we have observed no evidence of any of these events except for certain ophthalmologic events in our preclinical dog study at doses significantly higher than those administered in the clinical trials.

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

Type 2 Diabetes

In April 2008, we submitted a White Paper, based on the results from a previously conducted non-pivotal Phase 2 clinical trial (ZA-003) with Androxal® for the treatment of testosterone deficiency due to secondary hypogonadism, to the Division of Reproductive and Urology Products. The data we believe demonstrated that in subjects with a serum glucose of greater than or equal to 105mg/dL, there was a statistically significant reduction in fasting serum glucose and a higher response rate to treatment in the Androxal®-group than the placebo or Androgel® groups. In November 2008, after the FDA reviewed this paper we received guidance from them suggesting that we open a new IND with the Division of Metabolic and Endocrine Products, or DMEP, for the investigation of Androxal® as a potential treatment for type 2 diabetes in mellitus. In December 2009, we submitted a new IND to the DMEP for the investigation of Androxal® for such purpose. On February 1, 2010, we received confirmation from the DMEP that our new IND was accepted and, as a result, we may initiate a Phase 2 trial, subject to available funding.

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

Our estimates regarding the timing of our Proellex® clinical development program are completely on hold at this time in light of the FDA clinical hold and our recent discontinuation of ongoing clinical trials. In addition, any future development efforts are totally dependent on our ability to raise sufficient capital or find an appropriate partner to proceed and on decisions by the FDA regarding the current clinical hold on Proellex® clinical trials. On April 5, 2010, we announced that we requested that the clinical hold be lifted to conduct a single study to determine the potential for developing a “low dose” oral anti-progestin therapy based on telapristone acetate or Proellex®. On April 29, 2010 a teleconference was held with the FDA to review the clinical hold status of Proellex®. During the teleconference the FDA noted that it felt that not all of their concerns were fully answered but opined that if the Company was willing to modify the trial from a parallel design to an escalating dose design the FDA would consider lifting the full clinical hold and place Proellex® on partial clinical hold to allow the low dose trial to be conducted. The Company agreed to modify the protocol and submitted the new design to the Agency on April 30, 2010. If the FDA were to lift the clinical hold on Proellex®, and if the FDA requires a lower dosage of Proellex® to be used for future clinical trials, we would be required to commence Phase 2 studies again with the required lower dosage, thereby resulting in extensive additional costs and delays. The length of time required to complete Phase 1, Phase 2 and Phase 3 clinical trials and long-term open label safety trials may vary substantially according to factors relating to the particular trial, such as the type and intended use of the drug candidate, the clinical trial design and the ability to enroll suitable patients. We have also, in the past, had difficulty recruiting patients into our Proellex® clinical trials primarily due to the various test procedures that are required, including multiple endometrial biopsies. Recruiting patients would likely be even more difficult due to the recent liver toxicity exhibited by Proellex®.

Other Products

We continue limited out-licensing efforts for our phentolamine-based product candidates, including VASOMAX®, which had previously been approved for marketing in several countries in Latin America for the treatment of male erectile dysfunction under the brand name, Z-Max. VASOMAX® is currently on partial clinical hold in the U.S.

Business Strategy

Provided we are able to obtain sufficient funds to continue our business, we plan to initially focus our clinical program on Androxal®. Should the FDA permit the resumption of the Proellex® clinical trials, we will assess whether there are sufficient funds available to continue development ourselves of such product candidate or whether such program would be more appropriately funded by a corporate partner.  Therefore, we will continue to explore corporate partnering opportunities for assistance in the clinical development funding and commercialization of our products, as appropriate; however, there can be no assurance that an acceptable corporate partnering opportunity will be found.

Risks Affecting Us

Our business is subject to numerous risks as discussed more fully in “Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2009 and the section entitled "Risk Factors” in this quarterly report.  We plan to continue to utilize the current Equity Distribution Agreement with Ladenburg to provide us with capital to fund our immediate and short term needs and to explore other various financing alternatives. No assurance can be given that we will be successful in obtaining financing on acceptable terms or at all.  We anticipate that if we are able to secure financing, that such financing will result in significant dilution of the ownership interests of our current stockholders and may provide certain rights to the new investors senior to the rights of our current stockholders, including but not limited to voting rights and rights to proceeds in the event of a sale or liquidation of the Company.  In the event that we are unable to obtain adequate financing to meet our future needs, we will pursue other options, including but not limited to, reductions of expenses, sale of the Company, sale or license of a portion or all of our assets or the liquidation of the Company.

In addition, we have not received regulatory approval for any of our product candidates, have not successfully earned any significant commercial revenues from any of our product candidates and may never launch either of our product candidates.  If we do not successfully commercialize any of our product candidates, we will be unable to achieve our business objectives.  In addition, the reported results of our clinical trials completed to date may not be indicative of results that will be achieved in later-stage clinical trials involving larger and more diverse patient populations.  As of March 31, 2010, we had accumulated losses of $175.6 million, approximately $974,000 in cash and cash equivalents, and our accounts payable and accrued expenses were approximately $1.9 million. The amount of cash on hand is not sufficient to fund our future clinical trials of Androxal® and, if the current FDA clinical hold on Proellex® is removed, Proellex®, and pay our accounts payable and accrued expenses as well as our normal corporate overhead and expenses. The foregoing and other matters raise substantial doubt about our ability to continue as a going concern and we expect to continue to incur significant losses over the next several years, and we may never become profitable.  Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Corporate Information

We were organized as a Delaware corporation in August 1987.  Our principal executive offices are located at 2408 Timberloch Place, Suite B-7, The Woodlands, Texas, 77380, and our telephone number is (281) 719-3400. We maintain an internet website at www.reprosrx.com.  The information on our website or any other website is not incorporated by reference into this quarterly report and does not constitute a part of this quarterly report. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and all amendments to such reports are made available free of charge through the Investor Relations section of our website as soon as reasonably practicable after they have been filed or furnished with the Securities and Exchange Commission.

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

We have experienced negative cash flows from operations since inception and have funded our activities to date primarily from equity financings and corporate collaborations.  Based on our current ongoing and planned clinical programs, we will have spent our existing cash and cash equivalents by the end of the third quarter of 2010 and will need to raise additional capital under our Equity Distribution Agreement with Ladenburg or otherwise in order to continue our development activities. It is possible that our current planned clinical trial activities will be more costly and take longer than we anticipate; accordingly, there can be no assurance that additional capital will not be necessary prior to the time anticipated. We believe that we will secure sufficient capital to continue our ongoing and planned clinical programs assuming that the results of our current ongoing clinical trials with Androxal® are favorable. If the results of these trials are unfavorable, there can be no assurance that the Company will be successful in obtaining additional capital in amounts sufficient to continue to fund its operations, which outcome would have a material adverse effect on the Company. The uncertainties relating to the foregoing matters raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We have 5 full time employees.  We utilize the services of contract research organizations, contract manufacturers and various consultants to assist us in performing clinical and regulatory services for the clinical development of our products.  The 50% salary reduction program we adopted during 2009 could have a negative impact on our ability to retain our employees.  However, this salary reduction program will be revised for all employees other than the CEO, to only a 25% reduction in salary, when the Company is successful in raising additional funding in 2010 in an amount at least equal to $5 million.  We are substantially dependent on our various contract groups to adequately perform the activities required to obtain regulatory approval of our products.

We have accumulated net operating losses through March 31, 2010 and the value of the tax asset associated with these accumulated net operating losses can be substantially diminished in value due to various tax regulations, including change in control provisions in the tax code.   The Company’s public offerings completed on February 5, 2007, October 2, 2008, September 11, 2009, October 13, 2009, the sale and issuance of the ATM Shares and the issuance of unregistered shares as part of the settlement agreements we have entered into with certain of our creditors since October of 2009 may have created a change of ownership for Federal Income tax purposes.  The Company has not undertaken a study to determine if this has occurred.  A change in ownership for Federal Income tax purposes may result in a limitation on the use of net operating loss and tax credit carryforwards in future periods.

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

Capitalized Patent and Patent Application Costs

We capitalize the cost associated with building our patent library for Androxal®.  As of March 31, 2010, other assets consist of capitalized patent and patent application costs in the amount of $925,000.  Patent costs, which include legal and application costs related to the patent portfolio, are being amortized over 20 years, or the lesser of the legal or the estimated economic life of the patent.  Amortization of patent costs was $14,000 and $12,000 for the three month period ended March 31, 2010 and 2009, respectively.  The entire $925,000 in capitalized patents and patent applications relates to Androxal®.

We review capitalized patent and patent application costs for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An  impairment exists when estimated undiscounted cash flows expected to result from the patent are less than its carrying amount.  The impairment loss recognized represents the excess of the patent cost as compared to its estimated fair value.  We believe that our remaining capitalized patent and patent application costs are not impaired as of March 31, 2010.

Should the Company not continue development of Androxal® or should the Company not continue as a going concern, capitalized patent and patent application costs may not be recoverable, which would result in a charge to operating results in future periods.

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

Share-Based Compensation

We had two stock-based compensation plans at March 31, 2010, the 2000 Non-Employee Directors' Stock Option Plan, or 2000 Director Plan and the 2004 Stock Option Plan, or 2004 Plan.  Accounting for stock based compensation generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued.  We use the Black-Scholes option pricing model to estimate the fair value of our stock options.  Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term.  The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience.  The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options' vesting and contractual expiration dates.  The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option's expected term.

Income Taxes

Our losses from inception to date have resulted principally from costs incurred in conducting clinical trials and in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts.  We have recorded a deferred tax asset for our net operating losses (“NOL”); however, as the Company has incurred losses since inception, and since there is no certainty of future profits, a valuation allowance has been provided in full on our deferred tax assets in the accompanying consolidated financial statements.  If the Company has an opportunity to use this NOL to off-set tax liabilities in the future, the use of this asset would be restricted based on Internal Revenue Service, state and local NOL use guidelines.  The Company’s public offerings completed on February 5, 2007, October 2, 2008, September 11, 2009, October 13, 2009, the sale and issuance of the ATM Shares and the issuance of unregistered shares as part of the settlement agreements we entered into with certain of our creditors since October of 2009 may have created a change of ownership for Federal Income tax purposes.  The Company has not undertaken a study to determine if this has occurred.  A change in ownership for Federal Income tax purposes may result in a limitation on the use of net operating loss and tax credit carryforwards in future periods.

Results of Operations

Comparison of the three-month periods ended March 31, 2010 and 2009

Revenues and Other Income

Total revenues and other income, which was comprised of interest income for the three month periods ended March 31, 2010 and 2009, decreased 100% to zero for the three month period ended March 31, 2010 as compared to $3,000 for the same period in the prior.  The decrease for the three month period ended March 31, 2010 was primarily due to lower combined cash and cash equivalents balances and reduced interest rate yields.

Research and Development Expenses

Research and development, or R&D, expenses include contracted services relating to our clinical product development activities which include preclinical studies, clinical trials, regulatory affairs and bulk manufacturing scale-up activities and bulk active ingredient purchases for preclinical and clinical trials primarily relating to our two products in clinical development, which are Androxal® and Proellex®.  Research and development expenses also include internal operating expenses relating to our general research and development activities.  R&D expenses decreased 92% or approximately $5.2 million to $458,000 for the three month period ended March 31, 2010 as compared to $5.7 million for the same period in the prior year.  Our primary R&D expenses for the three month periods ended March 31, 2010 and 2009 are shown in the following table (in thousands):

Research and Development	Three-months ended March 31, 2010	Three-months ended March 31, 2009	Variance	Change (%)
Operating and occupancy	$177	$218	$(41)	(19)%
Payroll and benefits	120	416	(296)	(71)%
Androxal® clinical development	14	347	(333)	(96)%
Proellex® clinical development	147	4,717	(4,570)	(97)%
Total	$458	$5,698	$(5,240)	(92)%

The decrease in R&D expenses is primarily due to the decreased clinical development expenses related to Proellex® as a result of the discontinuation of all clinical trials due to the FDA’s clinical hold on Proellex®.  R&D expenses were further decreased by the decreased clinical development expenses related to Androxal® due to the completion of a Phase 2b proof-of-concept clinical trial in 2009.   Additionally, payroll and benefits expenses decreased due to reduced headcount and the 50% salary reduction program put in place in August 2009.

To date through March 31, 2010 we have incurred approximately $14.4 million for the development of Androxal® and approximately $55.3 million for the development of Proellex®.  These accumulated costs exclude any internal operating expenses.  We are currently developing Androxal® as a treatment for men with low testosterone that want to maintain their fertility.  In addition, we have received confirmation from the DMEP that our new IND was accepted for the investigation of Androxal® as a potential treatment for type 2 diabetes.  As a result, we may initiate a Phase 2 trial, subject to available funding.  Before the clinical hold on further Proellex® development in August 2009, we were developing Proellex® for three indications which included a pre-surgical treatment of anemia associated with uterine fibroids, a chronic treatment of symptoms associated with uterine fibroids and as a chronic treatment of symptoms associated with endometriosis.

General and Administrative Expenses

General and administrative expenses, or G&A, decreased 37% to approximately $669,000 for the three month period ended March 31, 2010 as compared to $1.1 million for the same period in the prior year.  Our primary G&A expenses for the three month period ended March 31, 2010 and 2009 are shown in the following table (in thousands):

General and Administrative	Three-months ended March 31, 2010	Three-months ended March 31, 2009	Variance	Change (%)
Payroll and benefits	$153	$475	$(322)	(68)%
Operating and occupancy	516	585	(69)	(12)%
Total	$669	$1,060	$(391)	(37)%

G&A payroll and benefits expense include salaries, bonuses, relocation expense, severance costs, non-cash stock option compensation expense and fringe benefits.  Included in payroll and benefits expense is a charge for non-cash stock option expense of $74,000 for the three month period ended March 31, 2010 as compared to $192,000 for the same period in the prior year.  Additionally, salaries for the three month period ended March 31, 2010 were $63,000 as compared to $238,000 for the same period in the prior year.  The decrease in salaries is primarily due to a decrease in headcount and the 50% salary reduction program put in place in August 2009.

G&A operating and occupancy expenses, which include expenses to operate as a public company, decreased 12% to $516,000 for the three month period ended March 31, 2010 as compared to $585,000 for the same period in the prior year.  The decrease is primarily due to a decrease in travel expenses.

Off-Balance Sheet Arrangements

As of March 31, 2010, the only off-balance sheet arrangement we have is the operating lease relating to our facility.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from private placements and public offerings of equity securities and with funds received under collaborative agreements.

On February 12, 2010, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), pursuant to which we may issue and sell from time to time through Ladenburg, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $10 million (the “ATM Shares”).  Ladenburg is not required to sell on our behalf any specific number or dollar amount of the ATM Shares, but Ladenburg, upon acceptance of written instructions from us, agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices, to sell the ATM Shares up to the amount specified, and otherwise in accordance with the terms of a placement notice delivered to Ladenburg. We have no obligation to sell any ATM Shares under the Equity Distribution Agreement, and may at any time suspend sales under the Equity Distribution Agreement, provided that such suspension shall not affect either party’s obligations with respect to the ATM Shares sold prior to the receipt of notice of such suspension.  Ladenburg receives a commission of 4% of the gross sales price of all ATM Shares sold through it under the Equity Distribution Agreement. The ATM Shares are issued pursuant to our shelf registration statement on Form S-3, as amended (File No. 333-163648).  As of March 31, 2010, we have sold 523,419 ATM Shares at a weighted average share price of $0.75, for proceeds of approximately $289,000, net of expenses.  Between April 1, 2010 and May 7, 2010, we have sold 5,551,177 ATM Shares at a weighted average share price of $0.78, for additional net proceeds of approximately $4.2 million.

Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses.  We had cash and cash equivalents of approximately $974,000 as of March 31, 2010 as compared to $1.9 million as of December 31, 2009.  As of April 30, 2010 we had cash and cash equivalents of approximately $4.0 million.

Net cash of approximately $1.5 million and $6.9 million was used in operating activities during the three month period ended March 31, 2010 and 2009, respectively.  The major use of cash for operating activities during the first quarter of 2010 was to fund our operations and pay down our accounts payable and accrued expenses.

We have experienced negative cash flows from operations since inception.  We will require substantial funds for research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if appropriate, if the FDA or other regulatory approvals are obtained.  Based on our current planned clinical activities, we will need to raise additional capital by the end of the third quarter of 2010 under our Equity Distribution Agreement with Ladenburg, or seek additional funding in the public or private capital markets through corporate collaborations or other financing vehicles in order to continue our development activities. There can be no assurance that any such funding will be available to us on favorable terms or at all. If we are successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of holders of our common stock. It is possible that our current clinical trial activities will be more costly and take longer than we anticipate; accordingly, there can be no assurance that additional capital will not be necessary prior to the time anticipated.  Our capital requirements will depend on many factors, which are discussed in detail in “Item 1A. Risk Factors” to Part I of Form 10-K for the fiscal year ended December 31, 2009. The uncertainties relating to the foregoing matters raise substantial doubt about our ability to continue as a going concern.

Our results of operations may vary significantly from quarter to quarter and year to year, and depend on, among other factors, our ability to raise additional capital on acceptable terms or at all, on our ability to be successful in our clinical trials, the regulatory approval process in the United States and other foreign jurisdictions and the ability to complete new licenses and product development agreements.  The timing of our revenues may not match the timing of our associated product development expenses.  To date, research and development expenses have generally exceeded revenue in any particular period and/or fiscal year.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We had cash and cash equivalents of approximately $974,000 at March 31, 2010 which is held in an account backed by U.S. government securities.  Although this cash account is subject to fluctuations in interest rates and market conditions, no significant gain or loss on this account is expected to be recognized in earnings.  We do not invest in derivative securities.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting

In connection with the evaluation described above, we identified no change in internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On August 7, 2009, R.M. Berry filed a putative class action lawsuit naming the Company, Joseph Podolski, Paul Lammers, and Louis Ploth, Jr. as defendants.  The lawsuit is pending in the United States District Court for the Southern District of Texas, Houston Division.  The lawsuit, styled R.M. Berry, on Behalf of Himself and all Others Similarly Situated v. Repros Therapeutics, Inc., Joseph Podolski, Paul Lammers, and Louis Ploth, Jr., alleges that the defendants made certain misleading statements related to the Company’s Proellex® drug.  Among other claims, the lawsuit contends that the defendants misrepresented the side effects of the drug related to liver function, and the risk that these side effects could cause a suspension of clinical trials of Proellex®. The lawsuit seeks to establish a class of shareholders allegedly harmed by the misleading statements, and asserts causes of action under the Securities Exchange Act of 1934.  On August 14, 2009, a lawsuit making similar allegations and naming the same defendants was also filed in the United States District Court for the Southern District of Texas.  This suit is styled Josephine Medina, Individually and On Behalf of all Others Similarly Situated v. Repros Therapeutics, Inc., Joseph Podolski, Paul Lammers, and Louis Ploth, Jr.  On September 25, 2009, a lawsuit also making allegations similar to those in the Berry action, and naming the same defendants, was filed in the United States District Court for the Southern District of Texas.  That lawsuit is styled Shane Simpson, Paul Frank and Clayton Scobie, on Behalf of Themselves and all Others Similarly Situated v. Repros Therapeutics, Inc., Joseph Podolski, Paul Lammers, and Louis Ploth, Jr.    The lawsuits have now been consolidated, and lead plaintiffs appointed.  On January 27, 2010, the lead plaintiffs filed a Consolidated Class Action Complaint styled In re Repros Therapeutics, Inc. Securities Litigation, Civil Action No. 09 Civ. 2530 (VDG).  The lawsuit names Repros Therapeutics, Inc., Joseph Podolski, Paul Lammers, and Louis Ploth, Jr. as defendants.  The allegations in the Consolidated Class Action Complaint are substantially the same as those contained in the prior complaints, and focus on the claim that the defendants deliberately withheld information concerning the negative side-effects of Proellex® related to liver function.  Plaintiffs seek to establish a class action for all persons who “purchased or otherwise acquired Repros common stock between July 1, 2009, and August 2, 2009.”    No discovery has yet occurred in the matter.  Defendants filed a motion to dismiss the Consolidated Class Action Complaint on March 15, 2010.  Briefing related to the motion is expected to be completed on May 10, 2010.  An estimate of the possible loss or range of losses in connection with the lawsuits cannot be made at this time.

On November 13, 2009, a vendor filed a lawsuit naming the company as a defendant.  The lawsuit claimed the Company owed it $93,698 in accordance with the terms of its agreement with the Company.   On February 1, 2010, the Company entered into a confidential settlement agreement with this vendor which resolved the lawsuit.

On March 1, 2010, we were served with a lawsuit where we were named as a co-defendant along with one of our clinical regulatory service providers (“CRO”) relating to the Proellex® clinical trial study.  The lawsuit was filed in the State of Tennessee, 30th Judicial District Chancery Court at Memphis by an investigator and claims that the CRO did not pay it amounts owing to it relating to the Proellex® study.  We did not engage the investigator and under our agreement with the CRO, we believe the CRO is responsible for any such costs or damages regarding such lawsuit.  Pursuant to the October Settlement Agreement, such CRO, on behalf of itself and its agents, released us from all claims which could be asserted by them against us.  We believe such release covers the claims set forth in this lawsuit.  The CRO failed to respond to the lawsuit, and a default judgment was entered against it in the amount of $172,901.29.  We intend to vigorously defend any and all claims asserted by the investigator.  An estimate of the possible costs or expenses to defend ourselves in this matter or risk of exposure under the litigation cannot be made at this time.

Therapeutic uses of our Androxal® product candidate are covered in the United States by two issued U.S. patents and six pending patent applications.  In April, 2010, we were issued a Notice of Allowance by the U.S. Patent and Trademark Office, or PTO, for our pending U.S. patent application directed to the treatment of secondary hypogonadism.  Foreign coverage of therapeutic uses of our Androxal® product candidate includes 37 issued foreign patents and 87 foreign pending patent applications.  The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men.  Androxal® (the trans-isomer of clomiphene) is purified from clomiphene citrate.  A third party individual holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto.  In our prior filings with the SEC, we have described our request to the PTO for re-examination of one of these patents based on prior art.  The third party amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims are patentable in view of those publications under consideration and a re-examination certificate was issued.  However, we believe that the amended claims are invalid based on additional prior art publications, and our request for re-examination by the PTO in light of a number of these additional publications and other publications cited by the PTO, was granted. All of the claims have been finally rejected in the re-examination and the patent holder has appealed the rejections to the PTO Board of Patent Appeals and Interferences (“the Board”).  A decision has been rendered by the Board affirming the rejection of all of the claims.  The patent holder has filed a request for rehearing.  If the Board maintains the rejections on rehearing or the request for rehearing is denied, the patent holder will have the opportunity to appeal the rejections to the United States Court of Appeals for the Federal Circuit.  We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO.  Nevertheless, there is no assurance that either patent will ultimately be found invalid over the prior art. If such patents are not invalidated by the PTO we may be required to obtain a license from the holder of such patents in order to develop Androxal® further or attempts may be made to undertake further legal action to invalidate such patents.  If such licenses were not available on acceptable terms, or at all, we may not be able to successfully commercialize or out-license Androxal®.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in the registrant’s Form 10-K for the fiscal year ended December 31, 2009 in response to “Item 1A. Risk Factors” to Part I of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

See the first paragraph in Note 6 to Item 1 to Part I of this quarterly report.

Item 3.  Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved).

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
10.1
Equity Distribution Agreement dated February 12, 2010 between the Company and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 19, 2010).

10.2
Fourth Amendment to Employment Agreement effective March 10, 2010 between the Company and Joseph S. Podolski (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 11, 2010).

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

Date: May 10, 2010
	By:	/s/ Joseph S. Podolski
Joseph S. Podolski
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 10, 2010
	By:	/s/ Katherine A. Anderson
Katherine A. Anderson
Chief Accounting Officer
(Principal Financial Officer)