Form 10-Q
period 2010-06-30
REPROS THERAPEUTICS INC.
filed 2010-08-09
CIK 897075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of August 4, 2010, there were outstanding 35,720,232 shares of Common Stock, par value $.001 per share, of the Registrant.

REPROS THERAPEUTICS INC.
(A development stage company)

For the Quarter Ended June 30, 2010

INDEX

Page
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS	3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	4

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	5
Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2010 and 2009 and from Inception (August 20, 1987) through June 30, 2010	6
Unaudited Condensed Consolidated Statements of Stockholders' Equity for the six months ended June 30, 2010	7
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and from Inception (August 20, 1987) through June 30, 2010	8
Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. (Removed and Reserved)	28
Item 5. Other Information	28
Item 6. Exhibits	28

SIGNATURES	29

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The words "may," "anticipate," "believe," "expect," "estimate," "project," "suggest," "intend" and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, suggested or intended.  These risks and uncertainties include risks associated with the Company's ability to continue as a going concern and to continue to be able to raise additional capital on acceptable terms or at all; its ability to successfully defend itself in the recently filed class action lawsuits; its ability to  maintain its listing on the Nasdaq Capital Market; the success of the clinical trials for Proellex® and the reestablishment of safe dosing in clinical trials for Proellex®; having available funding for the continued development of Proellex® and Androxal®; uncertainty related to the Company's ability to obtain approval of the Company's products by the Food and Drug Administration, or FDA, and regulatory bodies in other jurisdictions; uncertainty relating to the Company's patent portfolio and license rights to such patents; and other risks and uncertainties described in the Company's filings with the Securities and Exchange Commission.  For additional discussion of such risks, uncertainties and assumptions, see "Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included elsewhere in this quarterly report on Form 10-Q and “Item 1A. Risk Factors” to Part I of Form 10-K for the fiscal year ended December 31, 2009.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair statement of the interim periods presented have been included.  The year-end balance sheet data was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States of America.  Operating results for the three month and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands except share and per share amounts)

	June 30,	December 31,
	2010	2009

ASSETS

Current Assets
Cash and cash equivalents	$5,190	$1,886
Prepaid expenses and other current assets	227	177
Total current assets	5,417	2,063
Fixed assets, net	7	12
Other assets, net	995	885
Total assets	$6,419	$2,960

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,342	$2,043
Accrued expenses	206	355
Total current liabilities	1,548	2,398

Commitments and contingencies (note 5)

Stockholders' Equity
Undesignated Preferred Stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 75,000,000 shares authorized, 35,060,975 and 25,987,998 shares issued, respectively and 34,611,575 and 25,538,598 shares outstanding, respectively	35	26
Additional paid-in capital	183,092	176,392
Cost of treasury stock, 449,400 shares	(1,380)	(1,380)
Deficit accumulated during the development stage	(176,876)	(174,476)
Total stockholders' equity	4,871	562
Total liabilities and stockholders' equity	$6,419	$2,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except per share amounts)

					From Inception
					(August 20, 1987)
					through
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2010	2009	2010	2009	2010

Revenues
Licensing fees	$-	$-	$-	$-	$28,755
Product royalties	-	-	-	-	627
Research and development grants	-	-	-	-	1,219
Interest income	-	1	-	4	16,297
Gain on disposal of fixed assets	-	-	-	-	102
Other Income	53	-	53	-	635
Total revenues and other income	53	1	53	4	47,635
Expenses
Research and development	756	7,784	1,214	13,482	171,544
General and administrative	570	1,105	1,239	2,165	43,236
Interest expense and amortization of intangibles	-	-	-	-	388
Total expenses	1,326	8,889	2,453	15,647	215,168

Loss from continuing operations	(1,273)	(8,888)	(2,400)	(15,643)	(167,533)
Loss from discontinued operations	-	-	-	-	(1,828)
Gain on disposal of discontinued operation	-	-	-	-	939
Net loss before cumulative effect of change in accounting principle	(1,273)	(8,888)	(2,400)	(15,643)	(168,422)
Cumulative effect of change in accounting principle	-	-	-	-	(8,454)
Net loss	$(1,273)	$(8,888)	$(2,400)	$(15,643)	$(176,876)

Loss per share - basic and diluted:	$(0.04)	$(0.59)	$(0.08)	$(1.03)

Weighted average shares used in loss per share calculation:
Basic	31,724	15,175	28,792	15,175
Diluted	31,724	15,175	28,792	15,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited and in thousands except share and per share amounts)

						Deficit
						Accumulated
			Additional			During the	Total
	Common Stock		Paid-in	Treasury Stock		Development	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Stage	Equity
Balance at December 31, 2009	25,987,998	$26	$176,392	449,400	$(1,380)	$(174,476)	$562
Stock based option compensation	-	-	326	-	-	-	326
Issuance of 387,344 shares of common stock at $0.72 to $1.10 per share, as settlement with trade creditors	387,344	-	370	-	-	-	370
Issuance of 8,685,633 shares of common stock at a weighted average share price of $0.73, net of offering costs of $343	8,685,633	9	6,004	-	-	-	6,013
Net loss	-	-	-	-	-	(2,400)	(2,400)
Balance at June 30, 2010	35,060,975	$35	$183,092	449,400	$(1,380)	$(176,876)	$4,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

			From Inception
			(August 20, 1987)
			through
	Six Months Ended June 30,		June 30,
	2010	2009	2010

Cash Flows from Operating Activities
Net loss	$(2,400)	$(15,643)	(176,876)
Gain on disposal of discontinued operations	-	-	(939)
Gain on disposal of fixed assets	-	-	(102)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash financing costs	-	-	316
Noncash inventory impairment	-	-	4,417
Noncash patent impairment	-	-	2,614
Noncash other income	(53)	-	(600)
Noncash decrease in accounts payable	-	-	(1,308)
Depreciation and amortization	37	34	3,991
Noncash stock-based compensation	326	736	6,967
Common stock issued for agreement not to compete	-	-	200
Series B Preferred Stock issued for consulting services	-	-	18
Changes in operating assets and liabilities
(net effects of purchase of businesses in 1988 and 1994):
Increase in receivables	-	-	(199)
Increase in inventory	-	-	(4,447)
(Increase) decrease in prepaid expenses and other current assets	(50)	(800)	75
Increase (decrease) in accounts payable and accrued expenses	(427)	492	9,611
Net cash used in operating activities	(2,567)	(15,181)	(156,262)

Cash Flows from Investing Activities
Change in trading marketable securities	-	-	(191)
Capital expenditures	(3)	-	(2,374)
Purchase of technology rights and other assets	(139)	(321)	(4,411)
Proceeds from sale of PP&E	-	-	225
Cash acquired in purchase of FTI	-	-	3
Proceeds from sale of subsidiary, less $12,345 for operating losses during 1990 phase-out period	-	-	138
Proceeds from sale of the assets of FTI	-	-	2,250
Increase in net assets held for disposal	-	-	(213)
Net cash used in investing activities	(142)	(321)	(4,573)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of offering costs	6,013	-	162,018
Exercise of stock options	-	9	372
Proceeds from a shareholder transaction	-	-	327
Proceeds from issuance of preferred stock	-	-	23,688
Purchase of treasury stock	-	-	(21,487)
Proceeds from issuance of notes payable	-	-	2,839
Principal payments on notes payable	-	-	(1,732)
Net cash provided by financing activities	6,013	9	166,025
Net increase (decrease) in cash and cash equivalents	3,304	(15,493)	5,190
Cash and cash equivalents at beginning of period	1,886	19,470	-
Cash and cash equivalents at end of period	$5,190	$3,977	$5,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

NOTE 1  —  Organization, Operations and Liquidity

Repros Therapeutics Inc. ("the Company", "Repros," or "we," "us" or "our"), was organized on August 20, 1987.  We are a development stage biopharmaceutical company focused on the development of oral small molecule drugs for major unmet medical needs that treat male and female reproductive disorders.

Our portfolio of products includes:

Androxal®

•	A single isomer of clomiphene citrate, is being developed for men of reproductive age with low testosterone levels who want to maintain their fertility while being treated for low testosterone; and

•	As a potential treatment for type 2 diabetes

Proellex®

•
A new chemical entity that acts as a selective blocker of the progesterone receptor, is being developed for the treatment of symptoms associated with uterine fibroids and endometriosis, subject to the current FDA partial clinical hold on the Proellex® clinical trials; however, the FDA has allowed us to run a single study to explore both safety and signals of efficacy in an escalating dose fashion. The new study will test 5 different doses of Proellex® (1, 3, 6, 9 and 12mg) with 1mg being the first dose tested.

As of June 30, 2010, we had accumulated losses of $176.9 million, approximately $5.2 million in cash and cash equivalents, and our accounts payable and accrued expenses were approximately $1.5 million.  The amount of cash on hand is not sufficient to fund the escalating dose clinical trial for Proellex® and the Phase 2 clinical trial for Androxal® as a potential treatment for type 2 diabetes.  Additionally, the FDA has recently notified us that they will allow us to conduct two Phase 3 trials for Androxal® in men with low testosterone who want to maintain their fertility while being treated for low testosterone subject to protocol review by the FDA.  At the time we submit our Phase 3 protocols to the FDA, we will also submit a Phase 2 protocol to determine a minimum effective dose.  We will begin the search for an appropriate Clinical Research Organization as well as commence screening of clinical sites where such studies will be conducted.  Based on these planned clinical trials, we will need to raise additional capital no later than some time during the first quarter of 2011.  We continue to explore potential additional financing alternatives that would provide sufficient funds to enable us to continue to develop our two product candidates through completion of clinical trials; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all.  Significant additional capital will be required for us to complete development of either of our product candidates.  The foregoing and other matters raise substantial doubt about our ability to continue as a going concern.

We also continue to maintain our patent portfolio of our phentolamine-based products for the treatment of sexual dysfunction and in order to create value from these assets in various ways which includes product out-licensing.

NOTE  2  —  Patents and Patent Applications

As of June 30, 2010, the Company had approximately $995,000 in capitalized patent and patent application costs reflected on its balance sheet.  This entire amount relates to patent and patent application costs for Androxal®.

Should the Company not continue development of Androxal® or should the Company not continue as a going concern, the remaining capitalized patent and patent application costs may not be recoverable, which would result in charges to operating results in future periods.

NOTE  3  —  Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2010	December 31, 2009

Personnel related costs	$102	$181
Other	74	159
Patent costs	30	15
Total	$206	$355

NOTE 4  —  Loss Per Share

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

The following table presents information necessary to calculate loss per share for the three month and six month periods ended June 30, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net Loss	$(1,273)	$(8,888)	$(2,400)	$(15,643)
Average common shares outstanding	31,724	15,175	28,792	15,175
Basic and diluted loss per share	$(0.04)	$(0.59)	$(0.08)	$(1.03)

Other potential common stock of 1,909,258 common shares underlying stock options for the period ended June 30, 2010 were excluded from the above calculation of diluted loss per share because they were not dilutive.  Additionally, other potential common stock, consisting of stock options and warrants associated with the October 2, 2008 offering, of 3,598,117 common shares underlying stock options for the period ended June 30, 2009 were also excluded from the above calculation of diluted loss per share because they were not dilutive.  The warrants associated with the October 2, 2008 offering subsequently expired in September 2009.

NOTE 5  —   Commitments and Contingencies

Therapeutic uses of our Androxal® product candidate are covered in the United States by four issued U.S. patents and four pending patent applications.  Foreign coverage of therapeutic uses of our Androxal® product candidate includes 37 issued foreign patents and 78 foreign pending patent applications.  The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men.  Androxal® (the trans-isomer of clomiphene) is purified from clomiphene citrate.  A third party individual holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto.  In our prior filings with the SEC, we have described our request to the PTO for re-examination of one of these patents based on prior art.  The third party amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims are patentable in view of those publications under consideration and a re-examination certificate was issued.  However, we believe that the amended claims are invalid based on additional prior art publications, and our request for re-examination by the PTO in light of a number of these additional publications and other publications cited by the PTO, was granted. All of the claims have been finally rejected in the re-examination and the patent holder has appealed the rejections to the PTO Board of Patent Appeals and Interferences (“the Board”).  A decision has been rendered by the Board affirming the rejection of all of the claims.  The patent holder has filed a request for rehearing.  If the Board maintains the rejections on rehearing or the request for rehearing is denied, the patent holder will have the opportunity to appeal the rejections to the United States Court of Appeals for the Federal Circuit.  We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO.  Nevertheless, there is no assurance that either patent will ultimately be found invalid over the prior art. If such patents are not invalidated by the PTO we may be required to obtain a license from the holder of such patents in order to develop Androxal® further or attempts may be made to undertake further legal action to invalidate such patents.  If such licenses were not available on acceptable terms, or at all, we may not be able to successfully commercialize or out-license Androxal®.

On August 7, 2009, R.M. Berry filed a putative class action lawsuit naming the Company, Joseph Podolski, Paul Lammers, and Louis Ploth, Jr. as defendants.  The lawsuit is pending in the United States District Court for the Southern District of Texas, Houston Division.  The lawsuit, styled R.M. Berry, on Behalf of Himself and all Others Similarly Situated v. Repros Therapeutics, Inc., Joseph Podolski, Paul Lammers, and Louis Ploth, Jr., alleges that the defendants made certain misleading statements related to the Company’s Proellex® drug.  Among other claims, the lawsuit contends that the defendants misrepresented the side effects of the drug related to liver function, and the risk that these side effects could cause a suspension of clinical trials of Proellex®. The lawsuit seeks to establish a class of shareholders allegedly harmed by the misleading statements, and asserts causes of action under the Securities Exchange Act of 1934.  On August 14, 2009, a lawsuit making similar allegations and naming the same defendants was also filed in the United States District Court for the Southern District of Texas.  This suit is styled Josephine Medina, Individually and On Behalf of all Others Similarly Situated v. Repros Therapeutics, Inc., Joseph Podolski, Paul Lammers, and Louis Ploth, Jr.  On September 25, 2009, a lawsuit also making allegations similar to those in the Berry action, and naming the same defendants, was filed in the United States District Court for the Southern District of Texas.  That lawsuit is styled Shane Simpson, Paul Frank and Clayton Scobie, on Behalf of Themselves and all Others Similarly Situated v. Repros Therapeutics, Inc., Joseph Podolski, Paul Lammers, and Louis Ploth, Jr.    The lawsuits have now been consolidated, and lead plaintiffs appointed.  On January 27, 2010, the lead plaintiffs filed a Consolidated Class Action Complaint styled In re Repros Therapeutics, Inc. Securities Litigation, Civil Action No. 09 Civ. 2530 (VDG).  The lawsuit names Repros Therapeutics, Inc., Joseph Podolski, Paul Lammers, and Louis Ploth, Jr. as defendants.  The allegations in the Consolidated Class Action Complaint are substantially the same as those contained in the prior complaints, and focus on the claim that the defendants deliberately withheld information concerning the negative side-effects of Proellex® related to liver function.  Plaintiffs seek to establish a class action for all persons who “purchased or otherwise acquired Repros common stock between July 1, 2009, and August 2, 2009.”  No discovery has yet occurred in the matter.  Defendants filed a motion to dismiss the Consolidated Class Action Complaint on March 15, 2010.  Briefing has been completed on that motion, but the court has not yet ruled on it.    An estimate of the possible loss or range of losses in connection with the lawsuits cannot be made at this time.

On March 1, 2010, we were served with a lawsuit where we were named as a co-defendant along with one of our clinical regulatory service providers (“CRO”) relating to the Proellex® clinical trial study.  The lawsuit was filed in the State of Tennessee, 30th Judicial District Chancery Court at Memphis by an investigator and claims that the CRO did not pay it amounts owing to it relating to the Proellex® study.  We did not engage the investigator and under our agreement with the CRO, we believe the CRO is responsible for any such costs or damages regarding such lawsuit.  Pursuant to a Settlement Agreement and Mutual Release entered into in October 2009, such CRO, on behalf of itself and its agents, released us from all claims which could be asserted by them against us.  We believe such release covers the claims set forth in this lawsuit.  The CRO failed to respond to the lawsuit, and a default judgment was entered against it in the amount of $172,901.29.  We intend to vigorously defend any and all claims asserted by the investigator.  An estimate of the possible costs or expenses to defend ourselves in this matter or risk of exposure under the litigation cannot be made at this time.

NOTE 6  —   Other Recent Events, Including Subsequent Events

Between November 30, 2009 and March 31, 2010, we entered into settlement agreements and mutual releases (the “Prior Settlement Agreements”) with certain of our creditors, pursuant to which we issued an aggregate of 352,459 shares of common stock and paid an aggregate of $140,572 in cash as payment in full for our then-outstanding liabilities to such creditors.  On April 8, 2010, we entered into an additional settlement agreement and mutual release (together with the Prior Settlement Agreements, the “Settlement Agreements”) with a creditor, pursuant to which we issued 34,885 shares of common stock (together with the shares issued under the Prior Settlement Agreements, the “Settlement Shares”) and paid $8,721 in cash as payment in full for our then-outstanding liability to such creditor.  The Settlement Shares were issued by the Company pursuant to Section 4(2) and /or Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.  Pursuant to the Settlement Agreements, we filed a registration statement to register the Settlement Shares on June 9, 2010, which was declared effective by the SEC on June 25, 2010, and we agreed to use our best efforts to maintain such registration statement until all such Settlement Shares registered thereunder to such creditors have been sold or for a period of one year, whichever comes first.

In addition to the Settlement Agreements, we settled with two of our creditors during the second quarter of 2010 in an amount less than its then-outstanding liabilities to such creditors.  These settlements resulted in recognition of $53,000 in other income on the Condensed Consolidated Statement of Operations.

On February 12, 2010, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), pursuant to which we may issue and sell from time to time through Ladenburg, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $10 million (the “ATM Shares”).  Ladenburg is not required to sell on our behalf any specific number or dollar amount of the ATM Shares, but Ladenburg, upon acceptance of written instructions from us, agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices, to sell the ATM Shares up to the amount specified, and otherwise in accordance with the terms of a placement notice delivered to Ladenburg. We have no obligation to sell any ATM Shares under the Equity Distribution Agreement, and may at any time suspend sales under the Equity Distribution Agreement, provided that such suspension shall not affect either party’s obligations with respect to the ATM Shares sold prior to the receipt of notice of such suspension.  Ladenburg receives a commission of 4% of the gross sales price of all ATM Shares sold through it under the Equity Distribution Agreement. The ATM Shares are issued pursuant to our shelf registration statement on Form S-3, as amended (File No. 333-163648).  Between April 1, 2010 and June 30, 2010, we have sold an aggregate of 8,162,214 ATM Shares at a weighted average share price of $0.73, for proceeds of approximately $5.7 million, net of expenses.  Cumulative through June 30, 2010, we have sold 8,685,633 ATM Shares at a weighted average share price of $0.73, for proceeds of approximately $6.0 million, net of expenses.  Between July 1, 2010 and August 4, 2010, we have sold an aggregate of 1,108,657 ATM Shares at a weighted average share price of $0.38, for proceeds of approximately $401,000, net of expenses.  Pursuant to General Instruction I.B.6. of Form S-3, we may not sell more than one-third of the aggregate market value of our common stock held by non-affiliates during a period of 12 calendar months immediately prior to, and including, the date of such sale of such common stock.  Due to this limitation, we announced on August 3, 2010 that we have suspended this ATM offering of Company securities.

On June 15, 2010, we received notification from the Nasdaq Stock Market that we had not regained compliance with Nasdaq Listing Rule 5550(a)(2) and, as a result, our securities will be delisted from the Nasdaq Capital Market. Pursuant to Nasdaq procedural rules, we appealed such determination and on July 22, 2010, an oral hearing was held to determine whether our securities will continue to be listed on the Nasdaq Capital Market.  At such hearing, we requested additional time to regain compliance with Nasdaq Listing Rule 5550(a)(2) in order to allow adequate time for the FDA to respond to our pending submissions for our Androxal® drug candidate. No decision has been delivered yet from the Nasdaq Stock Market regarding our appeal.  There can be no assurance that our appeal will be successful to allow our securities to continue to be traded on the Nasdaq Capital Market.   At our annual stockholders' meeting held on May 17, 2010, our stockholders approved a proposal to grant our board of directors the authority to effect a reverse split of its common stock within one year of such annual meeting on a basis not to exceed one share of common stock for up to five shares of common stock outstanding, if necessary, in the sole discretion of our board of directors, for purposes of maintaining its listing on the Nasdaq Capital Market.

Between July 1, 2010 and July 30, 2010, we entered into settlement agreements and mutual releases with several of our creditors for amounts less than our then-outstanding liabilities. These settlements resulted in recognition of approximately $85,000 in other income on the Condensed Consolidated Statement of Operations in the third quarter of 2010.

On July 22, 2010, we announced that we have received Institutional Review Board (“IRB”) approval to commence the FDA approved low dose Proellex® study. The contract for clinical services was previously awarded to ICON. The new low dose study is designed to explore both safety and signals of efficacy in an escalating dose fashion. The study will test 5 different doses of Proellex (1, 3, 6, 9 and 12 mg) with 1 mg being the first dose tested. In previous studies, a 12.5 mg dose was well tolerated and yielded statistically significant efficacy signals for both uterine fibroids and endometriosis.   Proellex® had been put on clinical hold by the FDA in August 2009 as a result of liver toxicity exhibited in our previous Phase 2 and 3 clinical trials for endometriosis and uterine fibroids.   In June 2010, the FDA notified us that the full clinical hold on Proellex® had been revised to a partial clinical hold to allow us to run this single study.

On August 9, 2010, we announced that the FDA has recently notified us that they will allow us to conduct two Phase 3 trials for Androxal® in men with low testosterone who want to maintain their fertility while being treated for low testosterone subject to protocol review by the FDA, subject to available funding.  At the time we submit our Phase 3 protocols to the FDA, we will also submit a Phase 2 protocol to determine a minimum effective dose.  We will begin the search for an appropriate Clinical Research Organization as well as commence screening of clinical sites where such studies will be conducted.

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

Repros Therapeutics Inc.

Repros Therapeutics Inc. ("the Company", "RPRX," “Repros”, or "we," "us" or "our") was organized on August 20, 1987.  We are a development stage biopharmaceutical company focused on the development of oral small molecule drugs for major unmet medical needs.  As of June 30, 2010, we had accumulated losses of $176.9 million, approximately $5.2 million in cash and cash equivalents, and our accounts payable and accrued expenses were approximately $1.5 million.  The amount of cash on hand is not sufficient to fund each of the clinical trials currently planned for our two drug candidates, Proellex® and Androxal®.  Based on these planned clinical trials, we will need to raise additional capital no later than some time during the first quarter of 2011.  We continue to explore potential additional financing alternatives that would provide sufficient funds to enable us to continue to develop our two product candidates through completion of clinical trials; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all.  Significant additional capital will be required for us to complete development of either of our product candidates. The foregoing and other matters raise substantial doubt about our ability to continue as a going concern.

Our current product pipeline (with the respective status of development) consists of the following:

Androxal® (male reproductive health):

¨
The FDA has recently notified us that it will allow us to conduct two Phase 3 trials for Androxal® in men with low testosterone who want to maintain their fertility while being treated for low testosterone subject to protocol review by the FDA.  We are in the process of submitting our Phase 3 protocols to the FDA and a Phase 2 protocol to determine a minimum effective dose; and

¨
Our Investigational New Drug Application, or IND, for the study of oral Androxal® in the treatment of hypogonadal men with type 2 diabetes was accepted by the FDA and, thus, we are in the process of initiating a Phase 2 trial.

Proellex® (female reproductive health): All ongoing clinical trial activities for Proellex® have been put on partial hold by the FDA; however, the FDA has allowed us to run a single study to explore both safety and signals of efficacy in an escalating dose fashion. The new study will test 5 different doses of Proellex® (1, 3, 6, 9 and 12mg) with 1mg being the first dose tested. Proellex® had been put on clinical hold by the FDA in August 2009 as a result of liver toxicity exhibited in our previous Phase 2 and 3 clinical trials for endometriosis and uterine fibroids.   In June 2010, the FDA notified us that the full clinical hold on Proellex® had been revised to a partial clinical hold to allow us to run this single study.

We also continue to maintain our patent portfolio of our phentolamine-based products for the treatment of sexual dysfunction and in order to create value from these assets in various ways which includes product out-licensing.

Androxal®

Product Overview

Our primary product candidate, Androxal® (the trans isomer of clomiphene), is a single isomer of clomiphene citrate and is an orally active proprietary small molecule compound. We are developing Androxal® for men of reproductive age with low testosterone levels who want to improve or maintain their fertility and/or sperm function while being treated for low testosterone. In addition, we are performing an investigation of Androxal® as a potential treatment for type 2 diabetes.

Men with AIHH (secondary hypogonadism) are characterized as having both low testosterone and LH, often accompanied by obesity and elevated blood glucose, among other signs.  Our clinical trial data suggests that Androxal® modifies the endocrinologic profile in terms of both hormones and glucose.  There can be no assurance that clinical trials performed for this new indication will be successful. We believe Androxal® may have advantages over current therapies for the treatment of low testosterone due to secondary hypogonadism because it is designed as an oral therapy that acts centrally to restore testicular function and hence normal testosterone in the body, as compared to currently approved products that simply replace diminished testosterone either through injections, nasal spray or the application of a gel or cream containing testosterone over a percentage of body area. We believe Androxal® will be superior to the existing administration of exogenous testosterone products used to normalize testosterone as only Androxal® has the property of restoring both LH and FSH levels. LH and FSH are the pituitary hormones that stimulate testicular testosterone and sperm production, respectively.

Testosterone is an important male hormone. Testosterone deficiency in men is linked to several negative physical and mental conditions, including loss of muscle tone, reduced sexual desire, and deterioration of memory and certain other cognitive functions. Testosterone production normally decreases as men age, sometimes leading to testosterone deficiency. According to the Urology Channel, recent estimates show that approximately 13 million men in the United States experience testosterone deficiency. The leading therapy is AndroGel®, a commercially available testosterone replacement cream marketed by Abbott Laboratories for the treatment of low testosterone, which we believe has had and continues to have significant sales in North America.

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

All clinical trial results are subject to review by the FDA, and the FDA may disagree with our conclusions about safety and efficacy. We caution that the results discussed herein are based on data from non-pivotal trials and that our future Phase 2 trials, pivotal Phase 3 and long-term Open Label Safety Trial data may not agree with these results which will be based upon significantly larger and more diverse patient populations treated for longer periods of time.

Secondary Hypogonadism with Fertility Maintenance/Improvement

During the second quarter of 2008, we initiated a 24-patient Phase 2b proof-of-concept clinical trial (ZA-201) for a new indication in which we are monitoring the effects of Androxal® on male fertility and testicular function in patients being treated for low testosterone as compared to Testim®, a popular marketed topical testosterone medication. On October 6, 2009 we announced that Androxal® was able to maintain sperm counts in men being treated for their low testosterone levels. Testim® resulted in suppressed sperm levels while men were being treated with that topical gel. We requested a meeting with the FDA to discuss such results. In correspondence leading up to such meeting, the FDA stated that it could not agree with such proposed indication for Androxal® at that time because the patient population had not been adequately defined and that it was not aware of certain data to support our position. On January 25, 2010, we participated in a teleconference with the FDA relating to the future clinical path for Androxal®. During such teleconference, the FDA requested that we (i) propose a label that better defines the population of individuals for whom we believe will benefit from the use of Androxal®, and (ii) conduct a literature review of the incidence of infertility associated with the use of exogenous testosterone as supportive of our data. The FDA suggested that if it finds the submission appropriate, no additional clarifying meeting regarding this indication for Androxal® may be required.  On February 8, 2010, we announced that we submitted the requested information to the FDA.  On August 9, 2010, we announced that the FDA has notified us that they will allow us to conduct two Phase 3 trials for Androxal® in men with low testosterone who want to maintain their fertility while being treated for low testosterone subject to protocol review by the FDA.  At the time we submit our Phase 3 protocols to the FDA, we will also submit a Phase 2 protocol to determine a minimum effective dose.  We will begin the search for an appropriate Clinical Research Organization as well as commence screening of clinical sites where such studies will be conducted.  Given that there is currently an acceptable treatment regimen for men with low testosterone, there is significant uncertainty as to whether or not an additional approach such as Androxal® would be approved by the FDA or accepted in the market. At this time it is too early in the clinical development process to estimate when or even if an NDA for Androxal® will be submitted for this indication.

Type 2 Diabetes

Our findings from a retrospective review of the clinical data from our 200 patient non-pivotal Phase 2 clinical trial (ZA-003) showed that Androxal® therapy resulted in a significant reduction in mean glucose levels in men with glucose levels >104 mg/dL, an outcome not seen in the placebo or AndroGel® arms of this study.  Based on these results, in April 2008, we submitted a White Paper to the Division of Reproductive and Urology Products. The data we believe demonstrated that in subjects with a serum glucose of greater than or equal to 105mg/dL, there was a statistically significant reduction in fasting serum glucose and a higher response rate to treatment in the Androxal® group than the placebo or Androgel® groups. In November 2008, after the FDA reviewed this paper we received guidance from them suggesting that we open a new IND with the Division of Metabolic and Endocrine Products, or DMEP, for the investigation of Androxal® as a potential treatment for type 2 diabetes in mellitus. In December 2009, we submitted a new IND to the DMEP for the investigation of Androxal® for such purpose. On February 1, 2010, we received confirmation from the DMEP that our new IND was accepted and, as a result, we are in the process of initiating a Phase 2 trial, subject to available funding.

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

As a result of the previous liver toxicity exhibited by Proellex® in our previous Phase 2 and 3 clinical trials to endometriosis and uterine fibroids, respectively, all ongoing clinical trial activities have been put on partial hold by the FDA. Pursuant to the terms of such partial clinical hold, the FDA has allowed us to run a single study under the new partial clinical hold status. The new low dose study is designed to explore both safety and signals of efficacy in an escalating dose fashion. The new study will test 5 different doses of Proellex® (1, 3, 6, 9 and 12 mg) with 1 mg being the first dose tested. Each dose will be compared to placebo with weekly assessments of liver function during both the placebo and drug period. Higher doses will not be studied until we are confident that it is safe to proceed to the next dose and have reported the safety findings to the FDA. Subjects will be dosed with the active drug for 10 weeks, which will allow for adequate time to determine the impact of a given dose on trends in liver function. Each dose will be tested in 12 different subjects and assessment of pharmacokinetic parameters will be obtained at start of dosing and end of the dosing period to determine overall and maximum drug exposure for a given dose. We will also monitor changes in menstrual bleeding patterns and ovulation as well as changes in endometrial thickness. The FDA requires that an independent Drug Safety Monitoring Board be established and that the informed consent clearly state the liver toxicity previously experienced with Proellex®.

In a 120 patient study of Proellex® as a treatment of uterine fibroids conducted in the United States (roughly 40 subjects per arm) both a 12.5 and 25 mg dose of Proellex® were compared to placebo. In this study both the 12.5 and 25 mg doses achieved highly statistically significant results when compared to placebo when menstrual bleeding was assessed (p< 0.0001). The two doses also achieved highly statistically significant improvement in quality of life measures using the Uterine Fibroid Symptom Quality of Life questionnaire developed and validated by Georgetown University and used in the development of device like treatments of uterine fibroids such as uterine artery embolization. There was no statistical difference in efficacy measures between the two doses. Importantly in the Phase II US trial a significant percentage of women stopped menstruating. Over 80% of women on both the 12.5 and 25 mg doses exhibited no menses during the three month trial whereas all women on placebo exhibited at least one menses. We believe that the evaluation of ovulation and menstrual bleeding patterns in the low dose trial will provide strong evidence for efficacy warranting further development.

We plan to proceed with the manufacture of the lower doses of Proellex® capsules and intend to begin dosing subjects in the third quarter of 2010.  Though the new study is more complex than that originally submitted to the FDA, we believe we can complete the trial within approximately 18 months after first dose. Presuming a safe and effective dose is identified and the FDA is in agreement, we anticipate that we will be able to proceed with large efficacy trials for both uterine fibroids and endometriosis, subject to available funds, or outlicense of the product to a major pharmaceutical company.

Other Products

We continue limited out-licensing efforts for our phentolamine-based product candidates, including VASOMAX®, which had previously been approved for marketing in several countries in Latin America for the treatment of male erectile dysfunction under the brand name, Z-Max. VASOMAX® is currently on partial clinical hold in the U.S.

Business Strategy

We plan to focus our clinical program on the (i) new escalating dose study for Proellex® permitted by the FDA, (ii) Phase 3 fertility trials for Androxal®, subject to protocol review by the FDA, and (iii)  type 2 diabetes trial for Androxal®.  Based on our currently available funds and outstanding obligations, we will need to raise additional funds no later than some time during the first quarter 2011 in order to continue development ourselves of such product candidates.  We will continue to explore corporate partnering opportunities for assistance in the clinical development funding and commercialization of our products, as appropriate; however, there can be no assurance that an acceptable corporate partnering opportunity will be successfully completed.

Risks Affecting Us

Our business is subject to numerous risks as discussed more fully in “Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2009 and the section entitled “Risk Factors” in this quarterly report.  We are investigating a variety of sources for raising capital.  We also may use the Equity Distribution Agreement with Ladenburg for short term funding, to the extent allowed, if appropriate. No assurance can be given that we will be successful in obtaining financing on acceptable terms or at all.  We anticipate that if we are able to secure financing, that such financing will result in significant dilution of the ownership interests of our current stockholders and may provide certain rights to the new investors senior to the rights of our current stockholders, including but not limited to voting rights and rights to proceeds in the event of a sale or liquidation of the Company.  In the event that we are unable to obtain adequate financing to meet our future needs, we will pursue other options, including but not limited to, reductions of expenses, sale of the Company, sale or license of a portion or all of our assets or the liquidation of the Company.

In addition, we have not received regulatory approval for any of our product candidates, have not successfully earned any significant commercial revenues from any of our product candidates and may never launch either of our product candidates.  If we do not successfully commercialize any of our product candidates, we will be unable to achieve our business objectives.  In addition, the reported results of our clinical trials completed to date may not be indicative of results that will be achieved in later-stage clinical trials involving larger and more diverse patient populations.  As of June 30, 2010, we had accumulated losses of $176.9 million, approximately $5.2 million in cash and cash equivalents, and our accounts payable and accrued expenses were approximately $1.5 million.  The amount of cash on hand is not sufficient to fund each of the clinical trials currently planned for our two drug candidates, Proellex® and Androxal®.  Based on these planned clinical trials, we will need to raise additional capital no later than some time during the first quarter of 2011.   The foregoing and other matters raise substantial doubt about our ability to continue as a going concern and we expect to continue to incur significant losses over the next several years, and we may never become profitable.  Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Recent Developments

On June 15, 2010, we received notification from the Nasdaq Stock Market that we had not regained compliance with Nasdaq Listing Rule 5550(a)(2) and, as a result, our securities will be delisted from the Nasdaq Capital Market. Pursuant to Nasdaq procedural rules, we appealed such determination and on July 22, 2010, an oral hearing was held to determine whether our securities will continue to be listed on the Nasdaq Capital Market.  At such hearing, we requested additional time to regain compliance with Nasdaq Listing Rule 5550(a)(2) in order to allow adequate time for the FDA to respond to our pending submissions for our Androxal® drug candidate. No decision has been delivered yet regarding our appeal.  There can be no assurance that our appeal will be successful to remain on the Nasdaq Capital Market. At our annual stockholders' meeting held on May 17, 2010, our stockholders approved a proposal to grant our board of directors the authority to effect a reverse split of its common stock within one year of such annual meeting on a basis not to exceed one share of common stock for up to five shares of common stock outstanding, if necessary, in the sole discretion of our board of directors, for purposes of maintaining its listing on the Nasdaq Capital Market.

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

Our results of operations may vary significantly from quarter to quarter and year to year, and depend on, among other factors, our ability to be successful in our clinical trials, the regulatory approval process in the United States and other foreign jurisdictions and the ability to complete new licenses and product development agreements.  The timing of our revenues may not match the timing of our associated product development expenses.  To date, research and development expenses have usually exceeded revenue in any particular period and/or fiscal year.

For a discussion of the risks and uncertainties associated with the timing and costs of completing the development and commercialization of the Company's drug candidates, see the section titled "Item 1A.  Risk Factors" in this quarterly report.

We have experienced negative cash flows from operations since inception and have funded our activities to date primarily from equity financings and corporate collaborations.  Based on our planned clinical trials, we will need to raise additional capital under our Equity Distribution Agreement with Ladenburg, to the extent allowed, or otherwise no later than some time during the first quarter of 2011 in order to continue our development activities. It is possible that our current planned clinical trial activities will be more costly and take longer than we anticipate; accordingly, there can be no assurance that additional capital will not be necessary prior to the time anticipated. We believe that we will secure sufficient capital to continue our ongoing and planned clinical programs assuming that the results of our current or planned clinical trials with Androxal® and Proellex® are favorable.  If the results of these trials are unfavorable, there can be no assurance that the Company will be successful in obtaining additional capital in amounts sufficient to continue to fund its operations, which outcome would have a material adverse effect on the Company. The uncertainties relating to the foregoing matters raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We have 5 full time employees.  We utilize the services of contract research organizations, contract manufacturers and various consultants to assist us in performing clinical and regulatory services for the clinical development of our products.  The current salary reduction program we adopted during 2009 and which we revised in May 2010 to 25% of salary, other than the CEO who is at 50%, could have a negative impact on our ability to retain our employees.  We are substantially dependent on our various contract groups to adequately perform the activities required to obtain regulatory approval of our products.

We have accumulated net operating losses through June 30, 2010 and the value of the tax asset associated with these accumulated net operating losses can be substantially diminished in value due to various tax regulations, including change in control provisions in the tax code.   The Company’s public offerings completed on February 5, 2007, October 2, 2008, September 11, 2009, October 13, 2009, the sale and issuance of the ATM Shares and the issuance of unregistered shares as part of the settlement agreements we have entered into with certain of our creditors since October of 2009 may have created a change of ownership for Federal Income tax purposes.  The Company has not undertaken a study to determine if this has occurred.  A change in ownership for Federal Income tax purposes may result in a limitation on the use of net operating loss and tax credit carryforwards in future periods.

Losses have resulted principally from costs incurred in conducting clinical trials for our product candidates, in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts.  There can be no assurance that we will be able to successfully complete the transition from a development stage company to the successful introduction of commercially viable products.  Our ability to achieve profitability will depend on, among other things, successfully completing the clinical development of our products in a reasonable time frame and at a reasonable cost, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others that possess such capabilities, our and, if applicable, our partners' ability to realize value from our research and development programs through the commercialization of those products and raise sufficient funds to finance our activities.  There can be no assurance that we will be able to achieve profitability or that profitability, if achieved, can be sustained.

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

Capitalized Patent and Patent Application Costs

We capitalize the cost associated with building our patent library for Androxal®.  As of June 30, 2010, other assets consist of capitalized patent and patent application costs in the amount of $995,000.  Patent costs, which include legal and application costs related to the patent portfolio, are being amortized over 20 years, or the lesser of the legal or the estimated economic life of the patent.  Amortization of patent costs was $15,000 and $13,000 for the three month periods ended June, 30, 2010 and 2009, respectively, and was 29,000 and 25,000 for the six month periods ended June 30, 2010 and 2009, respectively.  The entire $995,000 in capitalized patents and patent applications relates to Androxal®.

We review capitalized patent and patent application costs for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment exists when estimated undiscounted cash flows expected to result from the patent are less than its carrying amount.  The impairment loss recognized represents the excess of the patent cost as compared to its estimated fair value.  We believe that our remaining capitalized patent and patent application costs are not impaired as of June 30, 2010.

Should the Company not continue development of Androxal® or should the Company not continue as a going concern, capitalized patent and patent application costs may not be recoverable, which would result in a charge to operating results in future periods.

Accrued Expenses

We estimate accrued expenses as part of our process of preparing financial statements. Examples of areas in which subjective judgments may be required include costs associated with services provided by contract organizations for clinical trials, preclinical development and manufacturing of clinical materials.  We accrue for costs incurred as the services are being provided by monitoring the status of the trials or services provided and the invoices received from our external service providers.  In the case of clinical trials, a portion of the estimated cost normally relates to the projected cost to treat a patient in our trials, and we recognize this cost over the estimated term of the study based on the number of patients enrolled in the trial on an ongoing basis, beginning with patient enrollment.  As actual costs become known to us, we adjust our accruals.  To date, our estimates have not differed significantly from the actual costs incurred.  Due to the partial clinical hold on Proellex® and our current financial condition, other than the dose escalating study for Proellex® permitted by the FDA, any further development of our product candidates is dependent on our ability to raise additional capital.  As a result, we anticipate that our estimated accruals for clinical services will be significantly reduced in future periods.  However, subsequent changes in estimates may result in a material change in our accruals, which could also materially affect our balance sheet and results of operations.

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

Share-Based Compensation

We had two stock-based compensation plans at June 30, 2010, the 2000 Non-Employee Directors' Stock Option Plan, or 2000 Director Plan and the 2004 Stock Option Plan, or 2004 Plan.  Accounting for stock based compensation generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued.  We use the Black-Scholes option pricing model to estimate the fair value of our stock options.  Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term.  The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience.  The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options' vesting and contractual expiration dates.  The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option's expected term.

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

Results of Operations

Comparison of the three-month periods ended June 30, 2010 and 2009

Revenues and Other Income

Total revenues and other income increased to $53,000 for the three month period ended June 30, 2010 as compared to $1,000 for the same period in the prior and increased to $53,000 for the six month period ended June 30, 2010 as compared to $4,000 for the same period in the prior year.  The increase for the three month and six month periods ended June 30, 2010 was primarily due to an increase of $53,000 in non-cash other income related to debt relief from settlements with certain vendors in the second quarter of 2010.

Research and Development Expenses

Research and development, or R&D, expenses include contracted services relating to our clinical product development activities which include preclinical studies, clinical trials, regulatory affairs and bulk manufacturing scale-up activities and bulk active ingredient purchases for preclinical and clinical trials primarily relating to our two products in clinical development, which are Androxal® and Proellex®.  Research and development expenses also include internal operating expenses relating to our general research and development activities.  R&D expenses decreased 90% or approximately $7.0 million to $756,000 for the three month period ended June 30, 2010 as compared to $7.8 million for the same period in the prior year.  Our primary R&D expenses for the three month periods ended June 30, 2010 and 2009 are shown in the following table (in thousands):

Research and Development	Three-months ended June 30, 2010	Three-months ended June 30, 2009	Variance	Change (%)
Operating and occupancy	$179	$257	$(78)	(30)%
Payroll and benefits	142	410	(268)	(65)%
Androxal® clinical development	—	363	(363)	(100)%
Proellex® clinical development	435	6,754	(6,319)	(94)%
Total	$756	7,784	$(7,028)	(90)%

R&D expenses decreased 91% or approximately $12.3 million to $1.2 million for the six month period ended June 30, 2010 as compared to $13.5 million for the same period in the prior year.  Our primary R&D expenses for the six month periods ended June 30, 2010 and 2009 are shown in the following table (in thousands):

Research and Development	Six-months ended June 30, 2010	Six-months ended June 30, 2009	Variance	Change (%)
Operating and occupancy	$356	$475	$(119)	(25)%
Payroll and benefits	262	826	(564)	(68)%
Androxal® clinical development	14	710	(696)	(98)%
Proellex® clinical development	582	11,471	(10,889)	(95)%
Total	$1,214	13,482	$(12,268)	(91)%

The decrease in R&D expenses is primarily due to the decreased clinical development expenses related to Proellex® as a result of the discontinuation of all clinical trials due to the FDA’s clinical hold on Proellex®.  R&D expenses were further decreased by the decreased clinical development expenses related to Androxal® due to the completion of a Phase 2b proof-of-concept clinical trial in 2009.   Additionally, payroll and benefits expenses decreased due to reduced headcount and the salary reduction program put in place in August 2009 and revised in May 2010.

To date through June 30, 2010 we have incurred approximately $14.4 million for the development of Androxal® and approximately $55.8 million for the development of Proellex®.  These accumulated costs exclude any internal operating expenses.  We have received confirmation from the DMEP that our new IND was accepted for the investigation of Androxal® as a potential treatment for type 2 diabetes.  As a result, we are in the process of initiating a Phase 2 trial, subject to available funding.  We are currently in the process of selecting clinical sites for this type 2 diabetes study for Androxal® and bidding CRO services to support the study.  In addition, we are developing Androxal® as a treatment for men with low testosterone that want to maintain their fertility.  The FDA has recently notified us that they will allow us to conduct two Phase 3 trials for Androxal® in men with low testosterone who want to maintain their fertility while being treated for low testosterone subject to protocol review by the FDA.  At the time we submit our Phase 3 protocols to the FDA, we will also submit a Phase 2 protocol to determine a minimum effective dose.  We will begin the search for an appropriate Clinical Research Organization (“CRO”) as well as commence screening of clinical sites where such studies will be conducted.  Prior to the clinical hold on further Proellex® development in August 2009, we were developing Proellex® for three indications which included a pre-surgical treatment of anemia associated with uterine fibroids, a chronic treatment of symptoms associated with uterine fibroids and as a chronic treatment of symptoms associated with endometriosis. In June 2010, the FDA notified us that the full clinical hold on Proellex® had been revised to a partial clinical hold to allow us to run a single study to explore both safety and signals of efficacy in an escalating dose fashion.

General and Administrative Expenses

General and administrative expenses, or G&A, decreased 48% to approximately $570,000 for the three month period ended June 30, 2010 as compared to $1.1 million for the same period in the prior year.  Our primary G&A expenses for the three month period ended June 30, 2010 and 2009 are shown in the following table (in thousands):

General and Administrative	Three-months ended June 30, 2010	Three-months ended June 30, 2009	Variance	Change (%)
Payroll and benefits	$153	$620	$(467)	(75)%
Operating and occupancy	417	485	(68)	(14)%
Total	$570	$1,105	$(535)	(48)%

G&A payroll and benefits expenses include salaries, bonuses, relocation expense, severance costs, non-cash stock option compensation expense and fringe benefits.  Included in payroll and benefits expense is a charge for non-cash stock option expense of $77,000 for the three month period ended June 30, 2010 as compared to $253,000 for the same period in the prior year.  Additionally, salaries for the three month period ended June 30, 2010 were $66,000 as compared to $325,000 for the same period in the prior year.  The decrease in salaries is primarily due to a decrease in headcount and the salary reduction program put in place in August 2009 and revised in May 2010.

G&A operating and occupancy expenses, which include expenses to operate as a public company, decreased 14% to $417,000 for the three month period ended June 30, 2010 as compared to $485,000 for the same period in the prior year.  The decrease is primarily due to a decrease in travel and consulting expenses.

G&Aexpenses decreased 43% to approximately $1.2 million for the six month period ended June 30, 2010 as compared to $2.2 million for the same period in the prior year.  Our primary G&A expenses for the six month period ended June 30, 2010 and 2009 are shown in the following table (in thousands):

General and Administrative	Six-months ended June 30, 2010	Six-months ended June 30, 2009	Variance	Change (%)
Payroll and benefits	$305	$1,094	$(789)	(72)%
Operating and occupancy	934	1,071	(137)	(13)%
Total	$1,239	$2,165	$(926)	(43)%

Included in payroll and benefits expense is a charge for non-cash stock option expense of $151,000 for the six month period ended June 30, 2010 as compared to $445,000 for the same period in the prior year.  Additionally, salaries for the six month period ended June 30, 2010 were $129,000 as compared to $563,000 for the same period in the prior year.  The decrease in salaries is primarily due to a decrease in headcount and the salary reduction program put in place in August 2009 and revised in May 2010.

G&A operating and occupancy expenses decreased 13% to $934,000 for the six month period ended June 30, 2010 as compared to $1.1 million for the same period in the prior year.  The decrease is primarily due to a decrease in travel and consulting expenses, partially offset by an increase in legal expenses.

Off-Balance Sheet Arrangements

As of June 30, 2010, the only off-balance sheet arrangement we have is the operating lease relating to our facility.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from private placements and public offerings of equity securities and with funds received under collaborative agreements.

On February 12, 2010, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), pursuant to which we may issue and sell from time to time through Ladenburg, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $10 million (the “ATM Shares”).  Ladenburg is not required to sell on our behalf any specific number or dollar amount of the ATM Shares, but Ladenburg, upon acceptance of written instructions from us, agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices, to sell the ATM Shares up to the amount specified, and otherwise in accordance with the terms of a placement notice delivered to Ladenburg. We have no obligation to sell any ATM Shares under the Equity Distribution Agreement, and may at any time suspend sales under the Equity Distribution Agreement, provided that such suspension shall not affect either party’s obligations with respect to the ATM Shares sold prior to the receipt of notice of such suspension.  Ladenburg receives a commission of 4% of the gross sales price of all ATM Shares sold through it under the Equity Distribution Agreement. The ATM Shares are issued pursuant to our shelf registration statement on Form S-3, as amended (File No. 333-163648).  Between April 1, 2010 and June 30, 2010, we have sold an aggregate of 8,162,214 ATM Shares at a weighted average share price of $0.73, for proceeds of approximately $5.7 million, net of expenses.  Cumulative through June 30, 2010, we have sold 8,685,633 ATM Shares at a weighted average share price of $0.73, for proceeds of approximately $6.0 million, net of expenses.  Between July 1, 2010 and August 4, 2010, we have sold an aggregate of 1,108,657 ATM Shares at a weighted average share price of $0.38, for proceeds of approximately $401,000, net of expenses.  Pursuant to General Instruction I.B.6. of Form S-3, we may not sell more than one-third of the aggregate market value of our common stock held by non-affiliates during a period of 12 calendar months immediately prior to, and including, the date of such sale of such common stock.  Due to this limitation, we announced on August 3, 2010 that we have suspended this ATM offering of Company securities.

Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses.  We had cash and cash equivalents of approximately $5.2 million as of June 30, 2010 as compared to $1.9 million as of December 31, 2009.

Net cash of approximately $2.6 million and $15.2 million was used in operating activities during the six month period ended June 30, 2010 and 2009, respectively.  The major use of cash for operating activities through the second quarter of 2010 was to fund our operations and pay down our accounts payable and accrued expenses.  Cash used in investing activities through the second quarter of 2010 was approximately $142,000 primarily for capitalized patent and patent application costs for Androxal®.  Cash provided by financing activities through the second quarter of 2010 was approximately $6.0 million due to the 8,685,633 ATM Shares sold at a weighted average share price of $0.73.

We have experienced negative cash flows from operations since inception.  We will require substantial funds for research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if appropriate, if the FDA or other regulatory approvals are obtained.  Based on our current planned clinical activities, we will need to raise additional capital no later than some time during the first quarter of 2011 under our Equity Distribution Agreement with Ladenburg, to the extent allowed, or seek additional funding in the public or private capital markets through corporate collaborations or other financing vehicles in order to continue our development activities. There can be no assurance that any such funding will be available to us on favorable terms or at all. If we are successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of holders of our common stock. It is possible that our planned clinical trial activities will be more costly and take longer than we anticipate; accordingly, there can be no assurance that additional capital will not be necessary prior to the time anticipated.  Our capital requirements will depend on many factors, which are discussed in detail in “Item 1A. Risk Factors” to Part I of Form 10-K for the fiscal year ended December 31, 2009. The uncertainties relating to the foregoing matters raise substantial doubt about our ability to continue as a going concern.

Our results of operations may vary significantly from quarter to quarter and year to year, and depend on, among other factors, our ability to raise additional capital on acceptable terms or at all, on our ability to be successful in our clinical trials, the regulatory approval process in the United States and other foreign jurisdictions and the ability to complete new licenses and product development agreements.  The timing of our revenues may not match the timing of our associated product development expenses.  To date, research and development expenses have usually exceeded revenue in any particular period and/or fiscal year.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We had cash and cash equivalents of approximately $5.2 million at June 30, 2010 which is held in an account backed by U.S. government securities.  Although this cash account is subject to fluctuations in interest rates and market conditions, no significant gain or loss on this account is expected to be recognized in earnings.  We do not invest in derivative securities.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting

In connection with the evaluation described above, we identified no change in internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On August 7, 2009, R.M. Berry filed a putative class action lawsuit naming the Company, Joseph Podolski, Paul Lammers, and Louis Ploth, Jr. as defendants.  The lawsuit is pending in the United States District Court for the Southern District of Texas, Houston Division.  The lawsuit, styled R.M. Berry, on Behalf of Himself and all Others Similarly Situated v. Repros Therapeutics, Inc., Joseph Podolski, Paul Lammers, and Louis Ploth, Jr., alleges that the defendants made certain misleading statements related to the Company’s Proellex® drug.  Among other claims, the lawsuit contends that the defendants misrepresented the side effects of the drug related to liver function, and the risk that these side effects could cause a suspension of clinical trials of Proellex®. The lawsuit seeks to establish a class of shareholders allegedly harmed by the misleading statements, and asserts causes of action under the Securities Exchange Act of 1934.  On August 14, 2009, a lawsuit making similar allegations and naming the same defendants was also filed in the United States District Court for the Southern District of Texas.  This suit is styled Josephine Medina, Individually and On Behalf of all Others Similarly Situated v. Repros Therapeutics, Inc., Joseph Podolski, Paul Lammers, and Louis Ploth, Jr.  On September 25, 2009, a lawsuit also making allegations similar to those in the Berry action, and naming the same defendants, was filed in the United States District Court for the Southern District of Texas.  That lawsuit is styled Shane Simpson, Paul Frank and Clayton Scobie, on Behalf of Themselves and all Others Similarly Situated v. Repros Therapeutics, Inc., Joseph Podolski, Paul Lammers, and Louis Ploth, Jr.    The lawsuits have now been consolidated, and lead plaintiffs appointed.  On January 27, 2010, the lead plaintiffs filed a Consolidated Class Action Complaint styled In re Repros Therapeutics, Inc. Securities Litigation, Civil Action No. 09 Civ. 2530 (VDG).  The lawsuit names Repros Therapeutics, Inc., Joseph Podolski, Paul Lammers, and Louis Ploth, Jr. as defendants.  The allegations in the Consolidated Class Action Complaint are substantially the same as those contained in the prior complaints, and focus on the claim that the defendants deliberately withheld information concerning the negative side-effects of Proellex® related to liver function.  Plaintiffs seek to establish a class action for all persons who “purchased or otherwise acquired Repros common stock between July 1, 2009, and August 2, 2009.”  No discovery has yet occurred in the matter.  Defendants filed a motion to dismiss the Consolidated Class Action Complaint on March 15, 2010.  Briefing has been completed on that motion, but the court has not yet ruled on it.    An estimate of the possible loss or range of losses in connection with the lawsuits cannot be made at this time.

On March 1, 2010, we were served with a lawsuit where we were named as a co-defendant along with one of our clinical regulatory service providers (“CRO”) relating to the Proellex® clinical trial study.  The lawsuit was filed in the State of Tennessee, 30th Judicial District Chancery Court at Memphis by an investigator and claims that the CRO did not pay it amounts owing to it relating to the Proellex® study.  We did not engage the investigator and under our agreement with the CRO, we believe the CRO is responsible for any such costs or damages regarding such lawsuit.  Pursuant to a Settlement Agreement and Mutual Release entered into in October 2009, such CRO, on behalf of itself and its agents, released us from all claims which could be asserted by them against us.  We believe such release covers the claims set forth in this lawsuit.  The CRO failed to respond to the lawsuit, and a default judgment was entered against it in the amount of $172,901.29.  We intend to vigorously defend any and all claims asserted by the investigator.  An estimate of the possible costs or expenses to defend ourselves in this matter or risk of exposure under the litigation cannot be made at this time.

Therapeutic uses of our Androxal® product candidate are covered in the United States by four issued U.S. patents and four pending patent applications.  Foreign coverage of therapeutic uses of our Androxal® product candidate includes 37 issued foreign patents and 78 foreign pending patent applications.  The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men.  Androxal® (the trans-isomer of clomiphene) is purified from clomiphene citrate.  A third party individual holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto.  In our prior filings with the SEC, we have described our request to the PTO for re-examination of one of these patents based on prior art.  The third party amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims are patentable in view of those publications under consideration and a re-examination certificate was issued.  However, we believe that the amended claims are invalid based on additional prior art publications, and our request for re-examination by the PTO in light of a number of these additional publications and other publications cited by the PTO, was granted. All of the claims have been finally rejected in the re-examination and the patent holder has appealed the rejections to the PTO Board of Patent Appeals and Interferences (“the Board”).  A decision has been rendered by the Board affirming the rejection of all of the claims.  The patent holder has filed a request for rehearing.  If the Board maintains the rejections on rehearing or the request for rehearing is denied, the patent holder will have the opportunity to appeal the rejections to the United States Court of Appeals for the Federal Circuit.  We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO.  Nevertheless, there is no assurance that either patent will ultimately be found invalid over the prior art. If such patents are not invalidated by the PTO we may be required to obtain a license from the holder of such patents in order to develop Androxal® further or attempts may be made to undertake further legal action to invalidate such patents.  If such licenses were not available on acceptable terms, or at all, we may not be able to successfully commercialize or out-license Androxal®.

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

Date: August 9, 2010
	By:	/s/ Joseph S. Podolski
Joseph S. Podolski
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 9, 2010
	By:	/s/ Katherine A. Anderson
Katherine A. Anderson
Chief Accounting Officer
(Principal Financial Officer)