Form 10-Q
period 2011-03-31
REPROS THERAPEUTICS INC.
filed 2011-05-16
CIK 897075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of May 9, 2011, there were outstanding 11,976,209 shares of Common Stock, par value $.001 per share, of the Registrant.

REPROS THERAPEUTICS INC.
(A development stage company)

For the Quarter Ended March 31, 2011

INDEX

Page
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS	3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	4

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	5
Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 and from Inception (August 20, 1987) through March 31, 2011	6
Unaudited Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2011	7
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and from Inception (August 20, 1987) through March 31, 2011	8
Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. (Removed and Reserved)	28
Item 5. Other Information	28
Item 6. Exhibits	28

SIGNATURES	30

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The words "may," "anticipate," "believe," "expect," "estimate," "project," "suggest," "intend" and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, suggested or intended.  These risks and uncertainties include risks associated with the Company's ability to continue as a going concern and to continue to be able to raise additional capital on acceptable terms or at all in order to have available funding for the continued development of Proellex® and Androxal®; the success of the clinical trials for Proellex® and Androxal®; uncertainty related to the Company's ability to obtain approval of the Company's products by the Food and Drug Administration, or FDA, and regulatory bodies in other jurisdictions; uncertainty relating to the Company's patent portfolio; and other risks and uncertainties described in the Company's filings with the Securities and Exchange Commission.  For additional discussion of such risks, uncertainties and assumptions, see "Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included elsewhere in this quarterly report on Form 10-Q and “Item 1A. Risk Factors” to Part I of Form 10-K for the fiscal year ended December 31, 2010.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair statement of the interim periods presented have been included.  The year-end balance sheet data was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States of America.  Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands except share and per share amounts)

	March 31,	December 31,
	2011	2010

ASSETS

Current Assets
Cash and cash equivalents	$12,630	$2,957
Prepaid expenses and other current assets	305	328
Total current assets	12,935	3,285
Fixed assets, net	5	7
Other assets, net	1,197	1,173
Total assets	$14,137	$4,465

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,294	$1,151
Accrued expenses	157	147
Total current liabilities	1,451	1,298

Commitments & Contingencies (note 5)

Stockholders' Equity
Undesignated Preferred Stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 75,000,000 shares authorized, 12,088,559 and 9,042,372 shares issued, respectively; 11,976,209 and 8,930,022 shares outstanding, respectively	12	9
Additional paid-in capital	195,413	183,782
Cost of treasury stock, 112,350 shares	(1,380)	(1,380)
Deficit accumulated during the development stage	(181,359)	(179,244)
Total stockholders' equity	12,686	3,167
Total liabilities and stockholders' equity	$14,137	$4,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except per share amounts)

			From Inception
			(August 20, 1987)
			through
	Three Months Ended March 31,		March 31,
	2011	2010	2011

Revenues and other income
Licensing fees	$-	$-	$28,755
Product royalties	-	-	627
Research and development grants	-	-	1,219
Interest income	-	-	16,297
Gain on disposal of fixed assets	-	-	102
Other Income	-	-	1,003
Total revenues and other income	-	-	48,003
Expenses
Research and development	1,480	458	174,714
General and administrative	635	669	44,917
Interest expense and amortization of intangibles	-	-	388
Total expenses	2,115	1,127	220,019

Loss from continuing operations	(2,115)	(1,127)	(172,016)
Loss from discontinued operations	-	-	(1,828)
Gain on disposal of discontinued operation	-	-	939
Net loss before cumulative effect of change in accounting principle	(2,115)	(1,127)	(172,905)
Cumulative effect of change in accounting principle	-	-	(8,454)
Net loss	$(2,115)	$(1,127)	$(181,359)

Loss per share – basic and diluted	$(0.20)	$(0.17)

Shares used in loss per share calculation:
Basic	10,790	6,457
Diluted	10,790	6,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited and in thousands except share and per share amounts)

						Deficit
						Accumulated
			Additional			During the	Total
	Common Stock		Paid-in	Treasury Stock		Development	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Stage	Equity
Balance at December 31, 2010	9,042,372	$9	$183,782	112,350	$(1,380)	$(179,244)	$3,167
Stock based option compensation	-	-	125	-	-	-	125
Issuance of 286,187 shares of common stock at a weighted average share price of $3.02, net of offering costs of $35	286,187	-	831	-	-	-	831
Issuance of 690,000 units at a price of $17.15, net of offering costs of $1,155	2,760,000	3	10,675	-	-	-	10,678
Net loss	-	-	-	-	-	(2,115)	(2,115)
Balance at March 31, 2011	12,088,559	$12	$195,413	112,350	$(1,380)	$(181,359)	$12,686

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

			From Inception
			(August 20, 1987)
			through
	Three Months Ended March 31,		March 31,
	2011	2010	2011

Cash Flows from Operating Activities
Net loss	$(2,115)	$(1,127)	$(181,359)
Gain on disposal of discontinued operations	-	-	(939)
Gain on disposal of fixed assets			(102)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash financing costs	-	-	316
Noncash inventory impairment	-	-	4,417
Noncash patent impairment	-	-	2,614
Noncash other income			(709)
Noncash decrease in accounts payable	-	-	(1,308)
Depreciation and amortization	26	18	4,067
Noncash stock-based compensation	125	186	7,375
Common stock issued for agreement not to compete	-	-	200
Series B Preferred Stock issued for consulting services	-	-	18
Changes in operating assets and liabilities (net effects of purchase of businesses in 1988 and 1994):
Increase in receivables	-	-	(199)
Increase in inventory	-	-	(4,447)
(Increase) decrease in prepaid expenses and other current assets	23	(39)	(2)
Increase (decrease) in accounts payable and accrued expenses	153	(185)	9,623
Net cash used in operating activities	(1,788)	(1,147)	(160,435)

Cash Flows from Investing Activities
Change in trading marketable securities	-	-	(191)
Capital expenditures	-	-	(2,378)
Purchase of other assets	(48)	(54)	(4,684)
Proceeds from sale of fixed assets	-	-	225
Cash acquired in purchase of FTI	-	-	3
Proceeds from sale of subsidiary, less $12,345 for operating losses during 1990 phase-out period	-	-	138
Proceeds from sale of the assets of FTI	-	-	2,250
Increase in net assets held for disposal	-	-	(213)
Net cash used in investing activities	(48)	(54)	(4,850)

Cash Flows from Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	11,509	289	173,908
Exercise of stock options	-	-	372
Proceeds from a shareholder transaction	-	-	327
Proceeds from issuance of preferred stock	-	-	23,688
Purchase of treasury stock	-	-	(21,487)
Proceeds from issuance of notes payable	-	-	2,839
Principal payments on notes payable	-	-	(1,732)
Net cash provided by financing activities	11,509	289	177,915
Net increase (decrease) in cash and cash equivalents	9,673	(912)	12,630
Cash and cash equivalents at beginning of period	2,957	1,886	-
Cash and cash equivalents at end of period	$12,630	$974	$12,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 1  —  Organization, Operations and Liquidity

Repros Therapeutics Inc. (the “Company”, “RPRX,” “Repros,” or “we,” “us” or “our”) was organized on August 20, 1987. We are a development stage biopharmaceutical company focused on the development of new drugs to treat hormonal and reproductive system disorders.

Our portfolio of products includes:

Androxal®

•	As a treatment for men of reproductive age with low testosterone levels that spares fertility, unlike testosterone replacement therapy; and

•	As a treatment for Type 2 diabetes in hypogonadal men.

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

On February 8, 2011, we completed an underwritten public offering of 690,000 units (including the exercise of the underwriter’s over-allotment option), consisting of an aggregate of 2,760,000 shares of our common stock, Series A Warrants to purchase 2,070,000 shares of our common stock and Series B Warrants to purchase 1,690,500 shares of our common stock, at a price per unit of $17.15. Each unit consisted of four shares of our common stock, Series A Warrants exercisable for three shares of our common stock at an exercise price of $0.01 per share and Series B Warrants exercisable for 2.45 shares of our common stock at an exercise price of $2.49 per share. Net proceeds to us, after offering expenses, were approximately $10.7 million.  The fair value of the Series A and Series B Warrants was determined using a Black-Scholes model with the following assumptions: risk-free interest rate of 0.18%; no dividend yield; volatility of 131.66% and an expected term of six months.  This resulted in a fair value of the Series A and Series B Warrants of approximately $5.4 million, which has been recorded in Additional Paid-In Capital on our Condensed Consolidated Balance Sheet.

 On December 30, 2010 we announced our decision to reinstate our offering of the ATM shares.  As a result, we sold 286,187 ATM Shares at a weighted average share price of $2.90 in January 2011, for proceeds of approximately $831,000, net of expenses.

 As of March 31, 2011, we had accumulated losses of $181.4 million, approximately $12.6 million in cash and cash equivalents, and our accounts payable and accrued expenses were approximately $1.5 million. We believe we have sufficient funding to complete all of the Phase 2 and 2B clinical trials currently planned or underway; however, significant additional capital will be required for us to complete development of either of our product candidates. Based on these current or planned clinical trials, we will need to raise additional capital no later than the second quarter of 2012.  We continue to explore potential additional financing alternatives (including corporate partnering opportunities) that would provide sufficient funds to enable us to continue to develop our two product candidates through completion of the outlined clinical trials; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all.  The foregoing matters raise substantial doubt about our ability to continue as a going concern.

NOTE  2  —  Patents and Patent Applications

As of March 31, 2011, the Company had approximately $1.2 million in capitalized patent and patent application costs reflected on its balance sheet.  This entire amount relates to patent and patent application costs for Androxal®.

Should the Company not continue development of Androxal® or should the Company not continue as a going concern, the remaining capitalized patent and patent application costs may not be recoverable, which would result in charges to operating results in future periods.

NOTE  3  —  Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2011	December 31, 2010

Personnel related costs	$56	$87
Research and development costs	43	8
Other	33	34
Patent costs	25	18

Total	$157	$147

NOTE 4  —  Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed using the average share price for the period and applying the treasury stock method to potentially dilutive outstanding options.  In all applicable periods, all potential common stock equivalents were anti-dilutive and, accordingly, were not included in the computation of diluted loss per share.

The following table presents information necessary to calculate loss per share for the three month periods ended March 31, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010

Net Loss	$(2,115)	$(1,127)
Average common shares outstanding	10,790	6,457

Basic and diluted loss per share	$(0.20)	$(0.17)

Other potential common stock of 4,378,204 and 451,636 common shares underlying stock options for the periods ended March 31, 2011 and 2010, respectively, were excluded from the above calculation of diluted loss per share because they were anti-dilutive.  Other potential common stock at March 31, 2011 includes Series A Warrants to purchase 2,070,000 shares of our common stock at an exercise price of $0.01 and Series B Warrants to purchase 1,690,500 shares of our common stock at an exercise price of $2.49 issued in our February 8, 2011 public offering.

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

NOTE 6  —   Other Recent Events

On February 28, 2011, the Compensation Committee of the Board of Directors of the Company approved the Company's 2011 Equity Incentive Plan (the "Plan") in order to simplify the administration of the 2000 Non-Employee Director's Stock Option Plan and the 2004 Stock Option Plan (collectively, the "Prior Plans") by combining the share reserves of the Prior Plans that remain available for issuance and rolling those shares forward to the Plan.  The Plan is included in the Company's Proxy Statement for its 2011 Annual Meeting of Stockholders (the "Annual Meeting") and will be subject to stockholder approval at such meeting.  Additionally, on February 28, 2011, the Compensation Committee of the Board of Directors of the Company approved grants of stock options to certain key employees and directors of the Company.  The stock options will automatically expire and terminate if the Plan is not approved by its stockholders at the 2011 Annual Meeting to be held on June 1, 2011.  No stock based compensation will be recognized in the Company’s Condensed Consolidated Statement of Operations until the Plan is approved by its stockholders.

On March 15, 2011, we received notice from the Nasdaq Stock Market (“Nasdaq”) that the Company’s Series A Warrants (RPRXW) and Series B Warrants (RPRXZ) have not had a minimum of two active and registered market makers, as required for continued inclusion by Listing Rule 5560(a) (the “Rule”).  On March 29, 2011, we received notice from Nasdaq that we had regained compliance with the Rule.

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

We are developing Androxal®, an oral therapy that normalizes testicular function, for the treatment of low testosterone due to secondary hypogonadism. Secondary hypogonadism is associated with aging and we believe it is the most common cause of low testosterone in men. It is estimated that 13 million men in the U.S. experience low levels of testosterone, and the condition is becoming recognized with more frequency. In 2009, for the first time, sales of testosterone preparations for the treatment of low testosterone exceeded $1 billion worldwide and first tier pharmaceutical companies entered the low testosterone marketplace as evidenced by the acquisition of Solvay Pharmaceuticals and the subsequent active marketing of its AndroGel® product by Abbott Laboratories. Eli Lilly and Company also entered into a licensing agreement with a third party for a late stage topical testosterone treatment.

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

As of March 31, 2011, we had accumulated losses of $181.4 million, approximately $12.6 million in cash and cash equivalents, and our accounts payable and accrued expenses were approximately $1.5 million. On February 8, 2011, we completed a public offering of our common stock, Series A Warrants to purchase common stock and Series B Warrants to purchase common stock which resulted in approximately $10.7 million in net proceeds to us, after offering expenses. See “—Recent Developments” for a description of such offering. We believe we have sufficient funding to complete all of the Phase 2 and 2B clinical trials currently planned or underway; however, significant additional capital will be required for us to complete development of either of our product candidates. Based on these current or planned clinical trials, we will need to raise additional capital no later than the second quarter of 2012.   We continue to explore potential additional financing alternatives (including corporate partnering opportunities) that would provide sufficient funds to enable us to continue to develop our two product candidates through completion of the outlined clinical trials; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

Androxal®

Product Overview

Our primary product candidate, Androxal®, is a single isomer of clomiphene citrate and is an orally active proprietary small molecule compound. We are developing Androxal® for men of reproductive age with low testosterone levels. Androxal® treats the underlying mechanism that causes secondary hypogonadism and restores normal testicular function. Unlike testosterone replacement which suppresses testicular function, Androxal® does not impair the reproductive status of men being treated for low testosterone. In addition, we are conducting a Phase 2 clinical trial of Androxal® as a potential treatment for Type 2 diabetes in hypogonadal men.

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

Vaginal Administration

We are assessing vaginal administration of Proellex® to avoid first pass liver effects and achieve higher reproductive tract concentrations of the drug while minimizing systemic exposure. We reported results from two in vivo animal studies which confirmed reduced maximum circulating concentrations of the drug when administered vaginally, as well as efficacy signals at substantially lower doses than oral administration. Pending the outcome of dose optimization and vaginal irritation studies, we intend to open an IND for both uterine fibroids and endometriosis. We believe we will be able to leverage the experience we have gained with the oral dose in the preparation of this IND, and after a single Phase 1/2 study we will be able to test the vaginal product in a pivotal Phase 3 study. We plan on completing our preclinical proof-of-concept work by during the second quarter 2011 and will then submit an IND if warranted.

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

Risks Affecting Us

Our business is subject to numerous risks as discussed more fully in “Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2010 and the section entitled “Risk Factors” in this quarterly report.  We are investigating a variety of sources for raising capital.  No assurance can be given that we will be successful in obtaining financing on acceptable terms or at all.  We anticipate that if we are able to secure financing, that such financing will result in significant dilution of the ownership interests of our current stockholders and may provide certain rights to the new investors senior to the rights of our current stockholders, including but not limited to voting rights and rights to proceeds in the event of a sale or liquidation of the Company.  In the event that we are unable to obtain adequate financing to meet our future needs, we will pursue other options, including but not limited to, reductions of expenses, sale of the Company, sale or license of a portion or all of our assets or the liquidation of the Company.

In addition, we have not received regulatory approval for any of our product candidates, have not successfully earned any significant commercial revenues from any of our product candidates and may never launch either of our product candidates.  If we do not successfully commercialize any of our product candidates, we will be unable to achieve our business objectives.  In addition, the reported results of our clinical trials completed to date may not be indicative of results that will be achieved in later-stage clinical trials involving larger and more diverse patient populations.  As of March 31, 2011, we had accumulated losses of $181.4 million, approximately $12.6 million in cash and cash equivalents, and our accounts payable and accrued expenses were approximately $1.5 million.   We believe we have sufficient funding to complete all of the Phase 2 and 2B clinical trials currently planned or underway; however, significant additional capital will be required for us to complete development of either of our product candidates.  Based on these current or planned clinical trials, we will need to raise additional capital no later than the second quarter of 2012.   The foregoing matters raise substantial doubt about our ability to continue as a going concern and we expect to continue to incur significant losses over the next several years, and we may never become profitable.  Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

On February 8, 2011, we completed an underwritten public offering of 690,000 units (including the exercise of the underwriter’s over-allotment option), consisting of an aggregate of 2,760,000 shares of our common stock, Series A Warrants to purchase 2,070,000 shares of our common stock and Series B Warrants to purchase 1,690,500 shares of our common stock, at a price per unit of $17.15. Each unit consisted of four shares of our common stock, Series A Warrants exercisable for three shares of our common stock at an exercise price of $0.01 per share and Series B Warrants exercisable for 2.45 shares of our common stock at an exercise price of $2.49 per share. Net proceeds to us, after offering expenses, were approximately $10.7 million.  The fair value of the Series A and Series B Warrants was determined using a Black-Scholes model with the following assumptions: risk-free interest rate of 0.18%; no dividend yield; volatility of 131.66% and an expected term of six months.  This resulted in a fair value of the Series A and Series B Warrants of approximately $5.4 million, which has been recorded in Additional Paid-In Capital on our Condensed Consolidated Balance Sheet.

On February 28, 2011, the Compensation Committee of the Board of Directors of the Company approved the Company's 2011 Equity Incentive Plan (the "Plan") in order to simplify the administration of the 2000 Non-Employee Director's Stock Option Plan and the 2004 Stock Option Plan (collectively, the "Prior Plans") by combining the share reserves of the Prior Plans that remain available for issuance and rolling those shares forward to the Plan.  The Plan is included in the Company's Proxy Statement for its 2011 Annual Meeting of Stockholders (the "Annual Meeting") and will be subject to stockholder approval at such meeting.  Additionally, on February 28, 2011, the Compensation Committee of the Board of Directors of the Company approved grants of stock options to certain key employees and directors of the Company.  The stock options will automatically expire and terminate if the Plan is not approved by its stockholders at the 2011 Annual Meeting to be held on June 1, 2011.   No stock based compensation will be recognized in the Company’s Condensed Consolidated Statement of Operations until the Plan is approved by its stockholders.

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

On March 15, 2011, we received notice from the Nasdaq Stock Market (“Nasdaq”) that the Company’s Series A Warrants (RPRXW) and Series B Warrants (RPRXZ) have not had a minimum of two active and registered market makers, as required for continued inclusion by Listing Rule 5560(a) (the “Rule”).  On March 29, 2011, we received notice from Nasdaq that we had regained compliance with the Rule.

General

We have experienced negative cash flows from operations since inception and have funded our activities to date primarily from equity financings and corporate collaborations.  Based on our current and planned clinical trials, we will need to raise additional capital no later than the second quarter of 2012 in order to continue our development activities. It is possible that our current and planned clinical trial activities will be more costly and take longer than we anticipate; accordingly, there can be no assurance that additional capital will not be necessary prior to the time anticipated. We believe that we will secure sufficient capital to continue our ongoing and planned clinical programs assuming that the results of our current or planned clinical trials with Androxal® and Proellex® are favorable.  If the results of these trials are unfavorable, there can be no assurance that the Company will be successful in obtaining additional capital in amounts sufficient to continue to fund its operations, which outcome would have a material adverse effect on the Company. The uncertainties relating to the foregoing matters raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We have 7 full time and 3 part time employees.  We utilize the services of contract research organizations, contract manufacturers and various consultants to assist us in performing clinical and regulatory services for the clinical development of our products.  We are substantially dependent on our various contract groups to adequately perform the activities required to obtain regulatory approval of our products.

We have accumulated net operating losses through March 31, 2011 and the value of the tax asset associated with these accumulated net operating losses can be substantially diminished in value due to various tax regulations, including change in control provisions in the tax code.   The Company’s public offerings completed on February 5, 2007, October 2, 2008, September 11, 2009, October 13, 2009, February 8, 2011, the sale and issuance of the ATM Shares and the issuance of unregistered shares as part of the October 29, 2009 Settlement Agreement and Subsequent Settlement Agreements may have created a change of ownership for Federal Income tax purposes.  The Company has not undertaken a study to determine if this has occurred.  A change in ownership for Federal Income tax purposes may result in a limitation on the use of net operating loss and tax credit carryforwards in future periods.

Losses have resulted principally from costs incurred in conducting clinical trials for our product candidates, in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts.  There can be no assurance that we will be able to successfully complete the transition from a development stage company to the successful introduction of commercially viable products.  Our ability to achieve profitability will depend on, among other things, successfully completing the clinical development of our products in a reasonable time frame and at a reasonable cost, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others that possess such capabilities, and, if applicable, continuing to raise sufficient funds to finance our activities.  There can be no assurance that we will be able to achieve profitability.

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

Capitalized Patent and Patent Application Costs

We capitalize the cost associated with building our patent library for Androxal®.  As of March 31, 2011, other assets consist of capitalized patent and patent application costs in the amount of $1.2 million.  Patent costs, which include legal and application costs related to the patent portfolio, are being amortized over 20 years, or the lesser of the legal or the estimated economic life of the patent.  Amortization of patent costs was $24,000 and $14,000 for the three month periods ended March, 31, 2011 and 2010, respectively.  The entire $1.2 million in capitalized patents and patent applications relates to Androxal®.

We review capitalized patent and patent application costs for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment exists when estimated undiscounted cash flows expected to result from the patent are less than its carrying amount.  The impairment loss recognized represents the excess of the patent cost as compared to its estimated fair value.  We believe that our remaining capitalized patent and patent application costs are not impaired as of March 31, 2011.

Should the Company not continue development of either drug candidate or should the Company not continue as a going concern, capitalized patent and patent application costs may not be recoverable, which would result in a charge to operating results in future periods.

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

Share-Based Compensation

On February 28, 2011, our Board of Directors approved the 2011 Equity Incentive Plan, which superseded and replaced our then-current two share based compensation plans, the 2000 Non-Employee Directors' Stock Option Plan and the 2004 Stock Option Plan, subject to stockholder approval.  Accounting for stock based compensation generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued.  We use the Black-Scholes option pricing model to estimate the fair value of our stock options.  Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term.  The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience.  The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options' vesting and contractual expiration dates.  The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option's expected term.

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

Results of Operations

Comparison of the three-month periods ended March 31, 2011 and 2010

Research and Development Expenses

Research and development, or R&D, expenses include contracted services relating to our clinical product development activities which include preclinical studies, clinical trials, regulatory affairs and bulk manufacturing scale-up activities and bulk active ingredient purchases for preclinical and clinical trials primarily relating to our two products in clinical development, which are Androxal® and Proellex®.  Research and development expenses also include internal operating expenses relating to our general research and development activities.  R&D expenses increased 223% or approximately $1.0 million to $1.5 million for the three month period ended March 31, 2011 as compared to $458,000 for the same period in the prior year.  Our primary R&D expenses for the three month periods ended March 31, 2011 and 2010 are shown in the following table (in thousands):

Research and Development	Three-months ended March 31, 2011	Three-months ended March 31, 2010	Variance	Change (%)
Operating and occupancy	$193	$177	$16	9%
Payroll and benefits	191	120	71	59%
Androxal® clinical development	871	14	857	6,121%
Proellex® clinical development	225	147	78	53%
Total	$1,480	$458	$1,022	223%

           The increase in R&D expenses is primarily due to the increased clinical development expenses related to Androxal® as a result of the initiation of the Phase 2 study as a potential treatment for Type 2 diabetes in hypogonadal men and the Phase 2B study in men with secondary hypogonadism.  R&D expenses were further increased due to the ongoing dose escalating study being conducted on Proellex® initiated in the third quarter of 2010.  Additionally, payroll and benefits expenses increased due to increased headcount and the discontinuation of the salary reduction program put in place in August 2009 for all salaried R&D employees.

To date through March 31, 2011 we have incurred approximately $15.6 million for the development of Androxal® and approximately $56.5 million for the development of Proellex®.  These accumulated costs exclude any internal operating expenses.

General and Administrative Expenses

General and administrative expenses, or G&A, decreased 5% or approximately $34,000 to  $635,000 for the three month period ended March 31, 2011 as compared to $669,000 for the same period in the prior year.  Our primary G&A expenses for the three month period ended March 31, 2011 and 2010 are shown in the following table (in thousands):

General and Administrative	Three-months ended March 31, 2011	Three-months ended March 31, 2010	Variance	Change (%)
Payroll and benefits	$196	$153	$43	28%
Operating and occupancy	439	516	(77)	(15)%
Total	$635	$669	$(34)	(5)%

G&A payroll and benefits expenses include salaries, bonuses, relocation expense, severance costs, non-cash stock option compensation expense and fringe benefits.  Included in payroll and benefits expense is a charge for non-cash stock option expense of $78,000 for the three month period ended March 31, 2011 as compared to $74,000 for the same period in the prior year.  Additionally, salaries for the three month period ended March 31, 2011 were $104,000 as compared to $63,000 for the same period in the prior year.  The increase in salaries is primarily due to the discontinuation of the salary reduction program put in place in August 2009 for all salaried employees other than Mr. Podolski, the Company’s President and CEO, and Mr. Podolski’s salary was revised to a 25% reduction.

G&A operating and occupancy expenses, which include expenses to operate as a public company, decreased 15% or approximately $77,000 to $439,000 for the three month period ended March 31, 2011 as compared to $516,000 for the same period in the prior year.  The decrease is primarily due to a decrease in professional services.

Off-Balance Sheet Arrangements

As of March 31, 2011, the only off-balance sheet arrangement we have is the operating lease relating to our facility.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from private placements and public offerings of equity securities and with funds received under collaborative agreements.

On February 12, 2010, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), pursuant to which we may issue and sell from time to time through Ladenburg, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $10 million (the “ATM Shares”).  Ladenburg is not required to sell on our behalf any specific number or dollar amount of the ATM Shares, but Ladenburg, upon acceptance of written instructions from us, agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices, to sell the ATM Shares up to the amount specified, and otherwise in accordance with the terms of a placement notice delivered to Ladenburg. We have no obligation to sell any ATM Shares under the Equity Distribution Agreement, and may at any time suspend sales under the Equity Distribution Agreement, provided that such suspension shall not affect either party’s obligations with respect to the ATM Shares sold prior to the receipt of notice of such suspension.  Ladenburg receives a commission of 4% of the gross sales price of all ATM Shares sold through it under the Equity Distribution Agreement. The ATM Shares are issued pursuant to our shelf registration statement on Form S-3, as amended (File No. 333-163648).  Between January 1, 2011 and March 31, 2011, we have sold an aggregate of 286,187 ATM Shares at a weighted average share price of $3.02, for proceeds of approximately $831,000, net of expenses.  Cumulative through March 31, 2011, we have sold 2,734,760 ATM Shares at a weighted average share price of $2.79, for proceeds of approximately $7.2 million, net of expenses.  Pursuant to General Instruction I.B.6. of Form S-3, we may not sell more than one-third of the aggregate market value of our common stock held by non-affiliates during a period of 12 calendar months immediately prior to, and including, the date of such sale of such common stock.

On February 8, 2011, we completed an underwritten public offering (the “Public Offering”) of 690,000 units (including the exercise of the underwriter’s over-allotment option), consisting of an aggregate of 2,760,000 shares of our common stock, Series A Warrants to purchase 2,070,000 shares of our common stock and Series B Warrants to purchase 1,690,500 shares of our common stock, at a price per unit of $17.15. Each unit consisted of four shares of our common stock, Series A Warrants exercisable for three shares of our common stock at an exercise price of $0.01 per share and Series B Warrants exercisable for 2.45 shares of our common stock at an exercise price of $2.49 per share. Net proceeds to us, after offering expenses, were approximately $10.7 million.  The fair value of the Series A and Series B Warrants was determined using a Black-Scholes model with the following assumptions: risk-free interest rate of 0.18%; no dividend yield; volatility of 131.66% and an expected term of six months.  This resulted in a fair value of the Series A and Series B Warrants of approximately $5.4 million, which has been recorded in Additional Paid-In Capital on our Condensed Consolidated Balance Sheet.

Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses.  We had cash and cash equivalents of approximately $12.6 million as of March 31, 2011 as compared to $3.0 million as of December 31, 2010.  All cash and cash equivalents as of March 31, 2011 and December 31, 2010 were held in an account backed by U.S. government securities.

Net cash of approximately $1.8 million and $1.1 million was used in operating activities during the three month period ended March 30, 2011 and 2010, respectively.  The major use of cash for operating activities through March 31, 2011 was to fund our operations, partially offset by an increase in our accounts payable and accrued expenses.  Cash used in investing activities during the three month period ended March 31, 2011 was approximately $48,000 primarily for capitalized patent and patent application costs for Androxal®.  Cash provided by financing activities during the three month period ended March 31, 2011 was approximately $11.5 million due to the Public Offering and the 286,187 ATM Shares sold at a weighted average share price of $3.02.

We have experienced negative cash flows from operations since inception.  We will require substantial funds for research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if appropriate, if the FDA or other regulatory approvals are obtained.  Based on our current and planned clinical activities, we will need to raise additional capital no later than the second quarter of 2012 or seek additional funding in the public or private capital markets through corporate collaborations or other financing vehicles in order to continue our development activities. There can be no assurance that any such funding will be available to us on favorable terms or at all.  If we are successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of holders of our common stock.  It is possible that our clinical trial activities will be more costly and take longer than we anticipate; accordingly, there can be no assurance that additional capital will not be necessary prior to the time anticipated.  Our capital requirements will depend on many factors, which are discussed in detail in “Item 1A. Risk Factors” to Part I of Form 10-K for the fiscal year ended December 31, 2010. Additionally, as discussed in Note 5, there is a third party individual patent holder that claims priority over our patent application for Androxal®.  The uncertainties relating to the foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We had cash and cash equivalents of approximately $12.6 million at March 31, 2011 which is held in an account backed by U.S. government securities.  Although this cash account is subject to fluctuations in interest rates and market conditions, no significant gain or loss on this account is expected to be recognized in earnings.  We do not invest in derivative securities.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

In connection with the evaluation described above, we identified no change in internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in the registrant’s Form 10-K for the fiscal year ended December 31, 2010 in response to “Item 1A. Risk Factors” to Part I of Form 10-K.

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

4.1
Form of Series A Warrant Certificate. Exhibit 4.10 to the Company’s Registration Statement on Form S-1/A (No. 333-171196) as filed with the Commission on February 2, 2011 is incorporated herein by reference.

4.2
Form of Series B Warrant Certificate. Exhibit 4.11 to the Company’s Registration Statement on Form S-1/A (No. 333-171196) as filed with the Commission on February 2, 2011 is incorporated herein by reference.

4.3
Series A Warrant Agreement dated February 8, 2011 by and among the Company and Computershare Inc. and its wholly-owned subsidiary, Computershare Trust Company, N.A. Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 9, 2011 is incorporated herein by reference.

4.4
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

Date: May 16, 2011
	By:	/s/ Joseph S. Podolski
Joseph S. Podolski
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 16, 2011
	By:	/s/ Katherine A. Anderson
Katherine A. Anderson
Chief Accounting Officer
(Principal Financial Officer)