Form 10-Q
period 2011-06-30
REPROS THERAPEUTICS INC.
filed 2011-08-09
CIK 897075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2011

or

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

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No

           Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company.  See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐   Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No   ☒

           As of August 3, 2011, there were outstanding 12,317,692 shares of Common Stock, par value $.001 per share, of the Registrant.

REPROS THERAPEUTICS INC.
(A development stage company)

For the Quarter Ended June 30, 2011

INDEX

Page
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS	3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	4

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	5
Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2011 and 2010 and from Inception (August 20, 1987) through June 30, 2011	6
Unaudited Condensed Consolidated Statements of Stockholders' Equity for the six months ended June 30, 2011	7
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and from Inception (August 20, 1987) through June 30, 2011	8
Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	29
Item 4. (Removed and Reserved)	29
Item 5. Other Information	29
Item 6. Exhibits	29

SIGNATURES	31

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

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

The following unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair statement of the interim periods presented have been included.  The year-end balance sheet data was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States of America.  Operating results for the three month and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

REPROS THERAPEUTICS INC.
(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands except share and per share amounts)

	June 30,	December 31,
	2011	2010

ASSETS

Current Assets
Cash and cash equivalents	$10,251	$2,957
Prepaid expenses and other current assets	198	328
Total current assets	10,449	3,285
Fixed assets, net	19	7
Other assets, net	1,230	1,173
Total assets	$11,698	$4,465

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$788	$1,151
Accrued expenses	871	147
Total current liabilities	1,659	1,298

Commitments and contingencies (note 5)

Stockholders' Equity
Undesignated Preferred Stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 75,000,000 shares authorized, 12,409,289 and 9,042,372 shares issued, respectively and 12,296,939 and 8,930,022 shares outstanding, respectively	12	9
Additional paid-in capital	196,450	183,782
Cost of treasury stock, 112,350 shares	(1,380)	(1,380)
Deficit accumulated during the development stage	(185,043)	(179,244)
Total stockholders' equity	10,039	3,167
Total liabilities and stockholders' equity	$11,698	$4,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC.
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except per share amounts)

					From Inception
					(August 20, 1987)
					through
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2011	2010	2011	2010	2011

Revenues
Licensing fees	$-	$-	$-	$-	$28,755
Product royalties	-	-	-	-	627
Research and development grants	-	-	-	-	1,219
Interest income	1	-	1	-	16,298
Gain on disposal of fixed assets	-	-	-	-	102
Other Income	-	53	-	53	1,003
Total revenues and other income	1	53	1	53	48,004
Expenses
Research and development	2,267	756	3,747	1,214	176,981
General and administrative	1,418	570	2,053	1,239	46,335
Interest expense and amortization of intangibles	-	-	-	-	388
Total expenses	3,685	1,326	5,800	2,453	223,704

Loss from continuing operations	(3,684)	(1,273)	(5,799)	(2,400)	(175,700)
Loss from discontinued operations	-	-	-	-	(1,828)
Gain on disposal of discontinued operation	-	-	-	-	939
Net loss before cumulative effect of change in accounting principle	(3,684)	(1,273)	(5,799)	(2,400)	(176,589)
Cumulative effect of change in accounting principle	-	-	-	-	(8,454)
Net loss	$(3,684)	$(1,273)	$(5,799)	$(2,400)	$(185,043)

Loss per share - basic and diluted:	$(0.30)	$(0.16)	$(0.50)	$(0.33)

Weighted average shares used in loss per share calculation:
Basic	12,296	7,931	11,598	7,198
Diluted	12,296	7,931	11,598	7,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited and in thousands except share and per share amounts)

						Deficit
						Accumulated
			Additional			During the	Total
	Common Stock		Paid-in	Treasury Stock		Development	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Stage	Equity
Balance at December 31, 2010	9,042,372	$9	$183,782	112,350	$(1,380)	$(179,244)	$3,167
Stock based compensation	-	-	1,159	-	-	-	1,159
Issuance of 286,187 shares of common stock at a weighted average share price of $2.90, net of offering costs of $35	286,187	-	831	-	-	-	831
Exercise of 320,730 Series A Warrants to purchase common stock for cash @ $0.01 per share	320,730	-	3	-	-	-	3
Issuance of 690,000 units at a price of $17.15, net of offering costs of $1,155	2,760,000	3	10,675	-	-	-	10,678
Net loss	-	-	-	-	-	(5,799)	(5,799)
Balance at June 30, 2011	12,409,289	$12	$196,450	112,350	$(1,380)	$(185,043)	$10,039

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC.
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

			From Inception
			(August 20, 1987)
			through
	Six Months Ended June 30,		June 30,
	2011	2010	2011

Cash Flows from Operating Activities
Net loss	$(5,799)	$(2,400)	(185,043)
Gain on disposal of discontinued operations	-	-	(939)
Gain on disposal of fixed assets	-	-	(102)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash financing costs	-	-	316
Noncash inventory impairment	-	-	4,417
Noncash patent impairment	-	-	2,614
Noncash other income	-	(53)	(709)
Noncash decrease in accounts payable	-	-	(1,308)
Depreciation and amortization	54	37	4,095
Noncash stock-based compensation	1,159	326	8,409
Common stock issued for agreement not to compete	-	-	200
Series B Preferred Stock issued for consulting services	-	-	18
Changes in operating assets and liabilities
(net effects of purchase of businesses in 1988 and 1994):
Increase in receivables	-	-	(199)
Increase in inventory	-	-	(4,447)
(Increase) decrease in prepaid expenses and other current assets	130	(50)	105
Increase (decrease) in accounts payable and accrued expenses	361	(427)	9,831
Net cash used in operating activities	(4,095)	(2,567)	(162,742)

Cash Flows from Investing Activities
Change in trading marketable securities	-	-	(191)
Capital expenditures	(15)	(3)	(2,393)
Purchase of technology rights and other assets	(108)	(139)	(4,744)
Proceeds from sale of PP&E	-	-	225
Cash acquired in purchase of FTI	-	-	3
Proceeds from sale of subsidiary, less $12,345 for operating losses during 1990 phase-out period	-	-	138
Proceeds from sale of the assets of FTI	-	-	2,250
Increase in net assets held for disposal	-	-	(213)
Net cash used in investing activities	(123)	(142)	(4,925)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of offering costs	11,509	6,013	173,908
Exercise of stock options & warrants	3	-	375
Proceeds from a shareholder transaction	-	-	327
Proceeds from issuance of preferred stock	-	-	23,688
Purchase of treasury stock	-	-	(21,487)
Proceeds from issuance of notes payable	-	-	2,839
Principal payments on notes payable	-	-	(1,732)
Net cash provided by financing activities	11,512	6,013	177,918
Net increase (decrease) in cash and cash equivalents	7,294	3,304	10,251
Cash and cash equivalents at beginning of period	2,957	1,886	-
Cash and cash equivalents at end of period	$10,251	$5,190	$10,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

NOTE 1  —  Organization, Operations and Liquidity

Repros Therapeutics Inc. (the “Company”, “RPRX,” “Repros,” or “we,” “us” or “our”) was organized on August 20, 1987. We are a development stage biopharmaceutical company focused on the development of new drugs to treat hormonal and reproductive system disorders.

Our portfolio of products includes:

Androxal®

•	Phase 2B study: As a treatment for men of reproductive age with low testosterone levels that spares fertility, unlike testosterone replacement therapy; and

•	Phase 2 study: As a treatment for Type 2 diabetes in hypogonadal men.

Proellex®

•
Phase 2 (low dose) study: As a treatment of symptoms associated with uterine fibroids and endometriosis, subject to the current FDA partial clinical hold on the Proellex® clinical trials; however, the FDA has allowed us to run a single study to explore both safety and signals of efficacy in an escalating dose fashion. The new study will test 5 different doses of Proellex® (1, 3, 6, 9 and 12mg) with 1mg being the first dose tested.

Our product development pipeline is summarized in the table below:

Product Candidate (Indication) Androxal®	Status	Next Expected Milestone(s)
Secondary Hypogonadism	Phase 2B	Report top line Phase 2B results (Q1 2012) (pending enrollment timing)
Type 2 diabetes	Phase 2	Report interim results (Q3 2011)
Proellex®
Uterine Fibroids/Endometriosis	Phase 2	Complete low dose study (year end 2011) Commence Phase 3 studies (2012)
Vaginal Administration	Preclinical	Pre-IND meeting (Q3 2011) Commence Phase 3 studies (late 2012)
Second Generation Compounds	Preclinical	Complete preclinical screen (2012)

We also continue to maintain our patent portfolio of our phentolamine-based products for the treatment of sexual dysfunction and in order to create value from these assets in various ways which includes product out-licensing.

On February 8, 2011, we completed an underwritten public offering of 690,000 units (including the exercise of the underwriter’s over-allotment option), consisting of an aggregate of 2,760,000 shares of our common stock, Series A Warrants to purchase 2,070,000 shares of our common stock and Series B Warrants to purchase 1,690,500 shares of our common stock, at a price per unit of $17.15. Each unit consisted of four shares of our common stock, Series A Warrants exercisable for three shares of our common stock at an exercise price of $0.01 per share and Series B Warrants exercisable for 2.45 shares of our common stock at an exercise price of $2.49 per share. Net proceeds to us, after offering expenses, were approximately $10.7 million.  The fair value of the Series A and Series B Warrants was determined using a Black-Scholes model with the following assumptions: risk-free interest rate of 0.18%; no dividend yield; volatility of 131.66% and an expected term of six months.  This resulted in a fair value of the Series A and Series B Warrants of approximately $5.4 million, which has been recorded in Additional Paid-In Capital on our Condensed Consolidated Balance Sheet.  To date, 320,730 shares of our common stock have been issued from the exercise of the Series A Warrants at $0.01 per share.

As of June 30, 2011, we had accumulated losses of $185.0 million, approximately $10.3 million in cash and cash equivalents, and our accounts payable and accrued expenses were approximately $1.7 million. We believe we have sufficient funding to complete all of the Phase 2 and 2B clinical trials currently planned or underway; however, significant additional capital will be required for us to complete development of either of our product candidates. Based on these current or planned clinical trials, we will need to raise additional capital no later than the second quarter of 2012.  We continue to explore potential additional financing alternatives (including corporate partnering opportunities) that would provide sufficient funds to enable us to continue to develop our two product candidates through completion of the outlined clinical trials; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all.  The foregoing matters raise substantial doubt about our ability to continue as a going concern.

NOTE  2  —  Patents and Patent Applications

As of June 30, 2011, the Company had approximately $1.2 million in capitalized patent and patent application costs reflected on its balance sheet.  This entire amount relates to patent and patent application costs for Androxal®.

Should the Company not continue development of Androxal® or should the Company not continue as a going concern, the remaining capitalized patent and patent application costs may not be recoverable, which would result in charges to operating results in future periods.

NOTE  3  —  Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2011	December 31, 2010

Research and development costs	$619	$8
Patent costs	130	18
Personnel related costs	68	87
Other	54	34
Total	$871	$147

NOTE 4  —  Loss Per Share

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

The following table presents information necessary to calculate loss per share for the three and six month periods ended June 30, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net Loss	$(3,684)	$(1,273)	$(5,799)	$(2,400)
Average common shares outstanding	12,296	7,931	11,598	7,198
Basic and diluted loss per share	$(0.30)	$(0.16)	$(0.50)	$(0.33)

Other potential common stock of 5,144,172 and 477,315 common shares underlying stock options for the periods ended June 30, 2011 and 2010, respectively, were excluded from the above calculation of diluted loss per share because they were anti-dilutive.  Other potential common stock at June 30, 2011 includes Series A Warrants to purchase 1,749,270 shares of our common stock at an exercise price of $0.01 and Series B Warrants to purchase 1,690,500 shares of our common stock at an exercise price of $2.49 issued in our February 8, 2011 public offering.

NOTE 5  —   Commitments and Contingencies

Therapeutic uses of our Androxal® product candidate are covered in the United States by four issued U.S. patents and four pending patent applications. Foreign coverage of therapeutic uses of our Androxal® product candidate includes 42 issued foreign patents and 68 foreign pending patent applications. The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Androxal® (the trans-isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. In our prior filings with the SEC, we have described our request to the U.S. Patent and Trademark Office, or PTO, for re-examination of one of these patents based on prior art. The third party amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims are patentable in view of those publications under consideration and a re-examination certificate was issued. However, we believe that the amended claims are invalid based on additional prior art publications, and we filed a second request for re-examination by the PTO in light of a number of these additional publications and other publications cited by the PTO. The request was granted and all of the claims were finally rejected by the PTO in the re-examination. The patent holder appealed the rejections to the PTO Board of Patent Appeals and Interferences (“the Board”) which affirmed the rejection of all of the claims. The patent holder subsequently filed a request for rehearing, which led the Board to reverse the rejections of several dependent claims in view of those publications under consideration. The patent holder filed a Notice of Appeal to the Federal Circuit on September 28, 2010 contesting the rejections maintained by the Board.  Principal briefing has been completed.  Oral argument in the case has not yet been scheduled. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. Nevertheless, there is no assurance that either patent will ultimately be found invalid over the prior art. If such patents are not invalidated by the PTO we may be required to obtain a license from the holder of such patents in order to develop Androxal® further or attempts may be made to undertake further legal action to invalidate such patents. If such licenses were not available on acceptable terms, or at all, we may not be able to successfully commercialize or out-license Androxal®.

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

NOTE 6  —   Other Recent and Subsequent Events

On February 28, 2011, the Compensation Committee of the Board of Directors of the Company approved, and on June 1, 2011 the stockholders of the Company approved, the Company's 2011 Equity Incentive Plan (the "Plan") in order to simplify the administration of the 2000 Non-Employee Director's Stock Option Plan and the 2004 Stock Option Plan (collectively, the "Prior Plans") by combining the share reserves of the Prior Plans that remain available for issuance and rolling those shares forward to the Plan.  Effective June 1, 2011, 885,000 stock option awards were granted under the Plan to employees and non-employee directors, of which 210,000 stock option awards vested immediately.  This resulted in a non-cash charge of $759,000 and is included in General and Administrative expenses in the Condensed Consolidated Statement of Operations for the three and six month periods ended June 30, 2011.

On August 1, 2011, the Company appointed Katherine Anderson as its Chief Financial Officer.  In connection with her appointment, the Company entered into an Employment Agreement with Ms. Anderson effective August 1, 2011.

On August 3, 2011, the Company announced interim analysis of its Phase 2 clinical study of Androxal® in hypogonadal men with Type 2 diabetes.  Top line unaudited results yield statistically significant and clinically relevant reductions in glycosylated hemoglobin (“HbA1c”) in men achieving morning testosterone levels >450ng/dl after three months of treatment.  The full study results, expected at year end 2011, may differ from this interim analysis.

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

As of June 30, 2011, we had accumulated losses of $185.0 million, approximately $10.3 million in cash and cash equivalents, and our accounts payable and accrued expenses were approximately $1.7 million. On February 8, 2011, we completed a public offering of our common stock, Series A Warrants to purchase common stock and Series B Warrants to purchase common stock which resulted in approximately $10.7 million in net proceeds to us, after offering expenses. See “—Recent Developments” for a description of such offering. We believe we have sufficient funding to complete all of the Phase 2 and 2B clinical trials currently planned or underway; however, significant additional capital will be required for us to complete development of either of our product candidates. Based on these current or planned clinical trials, we will need to raise additional capital no later than the second quarter of 2012.   We continue to explore potential additional financing alternatives (including corporate partnering opportunities) that would provide sufficient funds to enable us to continue to develop our two product candidates through completion of the outlined clinical trials; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

Type 2 Diabetes

Our findings from a retrospective review of the clinical data from our 200 patient non-pivotal Phase 2 clinical trial showed that Androxal® therapy resulted in a significant reduction in mean fasting plasma glucose levels in men with glucose levels greater than 104 mg/dL at the outset of the trial, an outcome not seen in the placebo or AndroGel® arms of this study. Based on these results, in April 2008, we submitted a White Paper to the Division of Reproductive and Urology Products. The data demonstrated that among subjects with a serum glucose of greater than or equal to 105 mg/dL, there was a higher response rate to treatment in the Androxal® group than the placebo or AndroGel® groups, and the reduction in fasting serum glucose in this group was statistically significant. In November 2008, after the FDA reviewed this paper we received guidance from them suggesting that we open an Investigational New Drug Application (“IND”) with the Division of Metabolic and Endocrine Products, or DMEP, for the investigation of Androxal® as a potential treatment for Type 2 diabetes. In December 2009, we submitted an IND to DMEP for the investigation of Androxal® for such purpose. On February 1, 2010, we received confirmation from DMEP that our IND was accepted and, as a result, we have initiated our Phase 2 trial. This trial will enroll 110-120 men with morning testosterone levels under 300 ng/dl who also have a fasting glucose level between 125 mg and 240 mg per deciliter and glycosylated hemoglobin, or HbA1c, levels between 7% and 9.5% - levels indicative of poor glucose control. Enrolled patients also will have been on a stable dose of an oral hypoglycemic agent for at least 2 months. We will split the men into three arms, one placebo and two doses of Androxal®, at 12.5 and 25 mg. We will look at changes in fasting glucose and HbA1C levels from baseline, along with changes in testosterone level. We hope that the study will be fully enrolled by the end of August 2011.  On August 3, 2011, the Company announced interim analysis of this study.  Top line unaudited results yield statistically significant and clinically relevant reductions in glycosylated hemoglobin (“HbA1c”) in men achieving morning testosterone levels >450ng/dl after three months of treatment.  The full study results, expected at year end 2011, may differ from this interim analysis.

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

We believe we can complete the trial by year end 2011. At June 23, 2011, we began enrolling subjects in the study of the 9mg dose.  To date, no women have exhibited elevated liver enzymes indicative of an adverse event.  Presuming a safe and effective dose is identified and the FDA is in agreement, we believe that we will be able to proceed with large Phase 3 efficacy trials for both uterine fibroids and endometriosis in 2012, subject to available funds, or out-license the product to a major pharmaceutical company. We believe that the evaluation of ovulation and menstrual bleeding patterns in the low dose trial will provide strong evidence for efficacy warranting further development.

Vaginal Administration

We are assessing vaginal administration of Proellex® to avoid first pass liver effects and achieve higher reproductive tract concentrations of the drug while minimizing systemic exposure. We reported results from two in vivo animal studies which confirmed reduced maximum circulating concentrations of the drug when administered vaginally, as well as efficacy signals at substantially lower doses than oral administration. Pending the outcome of dose optimization and vaginal irritation studies, we intend to open an IND for both uterine fibroids and endometriosis. We believe we will be able to leverage the experience we have gained with the oral dose in the preparation of this IND, and after a single Phase 1/2 study we will be able to test the vaginal product in a pivotal Phase 3 study. We have completed our preclinical proof-of-concept work and have requested a pre-IND meeting with the FDA which is scheduled to be held in September 2011.

Second Generation Compound

We believe we understand the cause of the liver toxicity observed at high doses in the prior Phase 3 Proellex® studies. Our hypothesis is that liver adverse events are associated with a specific part of the chemical structure of Proellex®. To that end we have synthesized new but related molecules that are devoid of the specific toxicity-causing part of the chemical structure of Proellex® and initial preclinical screening has begun. If we are successful in identifying such a molecule, we believe we will be able to achieve high oral doses and systemic exposure, opening the path to aggressive anti progestin therapy for conditions such as breast cancer. We expect to have completed our screen of the new molecules sometime in 2012.

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

In addition, we have not received regulatory approval for any of our product candidates, have not successfully earned any significant commercial revenues from any of our product candidates and may never launch either of our product candidates.  If we do not successfully commercialize any of our product candidates, we will be unable to achieve our business objectives.  In addition, the reported results of our clinical trials completed to date may not be indicative of results that will be achieved in later-stage clinical trials involving larger and more diverse patient populations.  As of June 30, 2011, we had accumulated losses of $185.0 million, approximately $10.3 million in cash and cash equivalents, and our accounts payable and accrued expenses were approximately $1.7 million.   We believe we have sufficient funding to complete all of the Phase 2 and 2B clinical trials currently planned or underway; however, significant additional capital will be required for us to complete development of either of our product candidates.  Based on these current or planned clinical trials, we will need to raise additional capital no later than the second quarter of 2012.   The foregoing matters raise substantial doubt about our ability to continue as a going concern and we expect to continue to incur significant losses over the next several years, and we may never become profitable.  Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Recent Developments

On February 8, 2011, we completed an underwritten public offering of 690,000 units (including the exercise of the underwriter’s over-allotment option), consisting of an aggregate of 2,760,000 shares of our common stock, Series A Warrants to purchase 2,070,000 shares of our common stock and Series B Warrants to purchase 1,690,500 shares of our common stock, at a price per unit of $17.15. Each unit consisted of four shares of our common stock, Series A Warrants exercisable for three shares of our common stock at an exercise price of $0.01 per share and Series B Warrants exercisable for 2.45 shares of our common stock at an exercise price of $2.49 per share. Net proceeds to us, after offering expenses, were approximately $10.7 million.  The fair value of the Series A and Series B Warrants was determined using a Black-Scholes model with the following assumptions: risk-free interest rate of 0.18%; no dividend yield; volatility of 131.66% and an expected term of six months.  This resulted in a fair value of the Series A and Series B Warrants of approximately $5.4 million, which has been recorded in Additional Paid-In Capital on our Condensed Consolidated Balance Sheet.  To date, 320,730 shares of our common stock have been issued from the exercise of the Series A Warrants at $0.01 per share.

On February 28, 2011, the Compensation Committee of the Board of Directors of the Company approved, and on June 1, 2011 the stockholders of the Company approved, the Company's 2011 Equity Incentive Plan (the "Plan") in order to simplify the administration of the 2000 Non-Employee Director's Stock Option Plan and the 2004 Stock Option Plan (collectively, the "Prior Plans") by combining the share reserves of the Prior Plans that remain available for issuance and rolling those shares forward to the Plan.  Effective June 1, 2011, 885,000 stock option awards were granted under the Plan to employees and non-employee directors, of which 210,000 stock option awards vested immediately.  This resulted in a non-cash charge of $759,000 and is included in General and Administrative expenses in the Condensed Consolidated Statement of Operations for the three and six month periods ended June 30, 2011.

On August 1, 2011, the Company appointed Katherine Anderson as its Chief Financial Officer.  In connection with her appointment, the Company entered into an Employment Agreement with Ms. Anderson effective August 1, 2011.

On August 3, 2011, the Company announced interim analysis of its Phase 2 clinical study of Androxal® in hypogonadal men with Type 2 diabetes.  Top line unaudited results yield statistically significant and clinically relevant reductions in glycosylated hemoglobin (“HbA1c”) in men achieving morning testosterone levels >450ng/dl after three months of treatment.  The full study results, expected at year end 2011, may differ from this interim analysis.

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

We currently have 13 full time and 3 part time employees.  We utilize the services of contract research organizations, contract manufacturers and various consultants to assist us in performing clinical and regulatory services for the clinical development of our products.  We are substantially dependent on our various contract groups to adequately perform the activities required to obtain regulatory approval of our products.

We have accumulated net operating losses through June 30, 2011 and the value of the tax asset associated with these accumulated net operating losses can be substantially diminished in value due to various tax regulations, including change in control provisions in the tax code.   The Company’s public offerings completed on February 5, 2007, October 2, 2008, September 11, 2009, October 13, 2009, February 8, 2011, the sale and issuance of the ATM Shares and the issuance of unregistered shares as part of various settlement agreements may have created a change of ownership for Federal income tax purposes.  The Company has not undertaken a study to determine if this has occurred.  A change in ownership for Federal Income tax purposes may result in a limitation on the use of net operating loss and tax credit carryforwards in future periods.

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

Capitalized Patent and Patent Application Costs

We capitalize the cost associated with building our patent library for Androxal®.  As of June 30, 2011, other assets consist of capitalized patent and patent application costs in the amount of $1.2 million.  Patent costs, which include legal and application costs related to the patent portfolio, are being amortized over 20 years, or the lesser of the legal or the estimated economic life of the patent.  Amortization of patent costs was $27,000 and $15,000 for the three month periods ended June 30, 2011 and 2010, respectively, and was $51,000 and $29,000 for the six month periods ended June 30, 2011 and 2010, respectively.  The entire $1.2 million in capitalized patents and patent applications relates to Androxal®.

We review capitalized patent and patent application costs for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment exists when estimated undiscounted cash flows expected to result from the patent are less than its carrying amount.  The impairment loss recognized represents the excess of the patent cost as compared to its estimated fair value.  We believe that our remaining capitalized patent and patent application costs are not impaired as of June 30, 2011.

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

Share-Based Compensation

On February 28, 2011, our Board of Directors approved, and on June 1, 2011 the stockholders of the Company approved the 2011 Equity Incentive Plan (the “Plan”), which superseded and replaced our then-current two share based compensation plans, the 2000 Non-Employee Directors' Stock Option Plan and the 2004 Stock Option Plan, subject to stockholder approval.  Accounting for stock based compensation generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued.  We use the Black-Scholes option pricing model to estimate the fair value of our stock options.  Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term.  The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience.  The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options' vesting and contractual expiration dates.  The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option's expected term.

Effective June 1, 2011, 885,000 stock option awards were granted under the Plan to employees and non-employee directors, of which 210,000 stock option awards vested immediately.  This resulted in a non-cash charge of $759,000 and is included in General and Administrative expenses in the Condensed Consolidated Statement of Operations for the three and six month periods ended June 30, 2011.

Income Taxes

Our losses from inception to date have resulted principally from costs incurred in conducting clinical trials and in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts.  We have recorded a deferred tax asset for our net operating losses (“NOL”); however, as the Company has incurred losses since inception, and since there is no certainty of future profits, a valuation allowance has been provided in full on our deferred tax assets in the accompanying consolidated financial statements.  If the Company has an opportunity to use this NOL to off-set tax liabilities in the future, the use of this asset would be restricted based on Internal Revenue Service, state and local NOL use guidelines.  The Company’s public offerings completed on February 5, 2007, October 2, 2008, September 11, 2009, October 13, 2009, February 8, 2011, the sale and issuance of the ATM Shares and the issuance of unregistered shares as part of various settlement agreements may have created a change of ownership for Federal Income tax purposes.  The Company has not undertaken a study to determine if this has occurred.  A change in ownership for Federal Income tax purposes may result in a limitation on the use of net operating loss and tax credit carryforwards in future periods.

Results of Operations

Comparison of the three-month and six-month periods ended June 30, 2011 and 2010

Revenues and Other Income

Total revenues and other income decreased to $1,000 for both the three month and six month periods ended June 30, 2011 as compared to $53,000 for the same periods in the prior year.  The decrease for the three month and six month periods ended June 30, 2011 was primarily due to a decrease of $53,000 in non-cash other income related to debt relief from settlements with certain vendors in the second quarter of 2010.

Research and Development Expenses

Research and development, or R&D, expenses include contracted services relating to our clinical product development activities which include preclinical studies, clinical trials, regulatory affairs and bulk manufacturing scale-up activities and bulk active ingredient purchases for preclinical and clinical trials primarily relating to our two products in clinical development, which are Androxal® and Proellex®.  Research and development expenses also include internal operating expenses relating to our general research and development activities.  R&D expenses increased 200% or approximately $1.5 million to $2.3 million for the three month period ended June 30, 2011 as compared to $756,000 for the same period in the prior year.  Our primary R&D expenses for the three month periods ended June 30, 2011 and 2010 are shown in the following table (in thousands):

Research and Development	Three-months ended June 30, 2011	Three-months ended June 30, 2010	Variance	Change (%)
Androxal® clinical development	$1,358	$—	$1,358	—%
Proellex® clinical development	319	435	(116)	(27)%
Payroll and benefits	263	142	121	85%
Operating and occupancy	327	179	148	83%
Total	$2,267	$756	$1,511	200%

R&D expenses increased 209% or approximately $2.5 million to $3.7 million for the six month period ended June 30, 2011 as compared to $1.2 million for the same period in the prior year.  Our primary R&D expenses for the six month periods ended June 30, 2011 and 2010 are shown in the following table (in thousands):

Research and Development	Six-months ended June 30, 2011	Six-months ended June 30, 2010	Variance	Change (%)
Androxal® clinical development	$2,229	$14	$2,215	15,821%
Proellex® clinical development	544	582	(38)	(7)%
Payroll and benefits	454	262	192	73%
Operating and occupancy	520	356	164	46%
Total	$3,747	$1,214	$2,533	209%

The increase in R&D expenses for both the three and six month periods ended June 30, 2011 is primarily due to the increased clinical development expenses related to Androxal® as a result of the ongoing Phase 2b study in men with secondary hypogonadism and the Phase 2 study as a potential treatment for Type 2 diabetes in hypogonadal men.  Payroll and benefits expenses increased due to increased headcount and the discontinuation of the salary reduction program put in place in August 2009 for all salaried R&D employees.  Additionally, operating and occupancy expenses increased due to an increase in costs related to our patent portfolio.  Based on our current and planned clinical trials, it is anticipated that R&D expenses will continue to increase at approximately the same rate for the remainder of the year.

To date through June 30, 2011 we have incurred approximately $17.0 million for the development of Androxal® and approximately $56.8 million for the development of Proellex®.  These accumulated costs exclude any internal operating expenses.

General and Administrative Expenses

General and administrative expenses, or G&A, increased 149% or approximately $848,000 to $1.4 million for the three month period ended June 30, 2011 as compared to $570,000 for the same period in the prior year.  Our primary G&A expenses for the three month period ended June 30, 2011 and 2010 are shown in the following table (in thousands):

General and Administrative	Three-months ended June 30, 2011	Three-months ended June 30, 2010	Variance	Change (%)
Payroll and benefits	$1,097	$153	$944	617%
Operating and occupancy	321	417	(96)	(23)%
Total	$1,418	$570	$848	149%

G&A payroll and benefits expenses include salaries, bonuses, relocation expense, severance costs, non-cash stock based compensation expense and fringe benefits.  Included in payroll and benefits expense is a charge for non-cash stock based compensation of $943,000 for the three month period ended June 30, 2011 as compared to $77,000 for the same period in the prior year.  The increase in non-cash stock based compensation is associated with 210,000 stock option awards issued under the 2011 Equity Incentive Plan approved by the stockholders of the Company on June 1, 2011, which vested immediately upon approval, resulting in a non-cash charge of $759,000 in June 2011.  Expected non-cash stock based compensation for the third and fourth quarters of 2011 is approximately $301,000 and $309,000, respectively.  Additionally, salaries for the three month period ended June 30, 2011 were $125,000 as compared to $66,000 for the same period in the prior year.  The increase in salaries is primarily due to an increase in headcount and the discontinuation of the salary reduction program put in place in August 2009 for all salaried employees other than Mr. Podolski, the Company’s President and CEO, and Mr. Podolski’s salary was revised to a 25% reduction on January 1, 2011.

G&A operating and occupancy expenses, which include expenses to operate as a public company, decreased 23% or approximately $96,000 to $321,000 for the three month period ended June 30, 2011 as compared to $417,000 for the same period in the prior year.  The decrease is primarily due to a decrease in professional services.

G&A expenses increased 66% or approximately $814,000 to $2.1 million for the six month period ended June 30, 2011 as compared to $1.2 million for the same period in the prior year.  Our primary G&A expenses for the six month period ended June 30, 2011 and 2010 are shown in the following table (in thousands):

General and Administrative	Six-months ended June 30, 2011	Six-months ended June 30, 2010	Variance	Change (%)
Payroll and benefits	$1,293	$305	$988	324%
Operating and occupancy	760	934	(174)	(19)%
Total	$2,053	$1,239	$814	66%

G&A payroll and benefits expenses include salaries, bonuses, relocation expense, severance costs, non-cash stock option compensation expense and fringe benefits.  Included in payroll and benefits expense is a charge for non-cash stock based compensation expense of $1.0 million for the six month period ended June 30, 2011 as compared to $151,000 for the same period in the prior year.  The increase in non-cash stock based compensation is associated with 210,000 stock option awards issued under the 2011 Equity Incentive Plan approved by the stockholders of the Company on June 1, 2011, which vested immediately upon approval, resulting in a non-cash charge of $759,000 in June 2011.  Expected non-cash stock based compensation for the third and fourth quarters of 2011 is approximately $301,000 and $309,000, respectively.  Additionally, salaries for the six month period ended June 30, 2011 were $229,000 as compared to $129,000 for the same period in the prior year.  The increase in salaries is primarily due to an increase in headcount and the discontinuation of the salary reduction program put in place in August 2009 for all salaried employees other than Mr. Podolski, the Company’s President and CEO, and Mr. Podolski’s salary was revised to a 25% reduction on January 1, 2011.

G&A operating and occupancy expenses, which include expenses to operate as a public company, decreased 19% or approximately $174,000 to $760,000 for the six month period ended June 30, 2011 as compared to $934,000 for the same period in the prior year.  The decrease is primarily due to a decrease in professional services.

Off-Balance Sheet Arrangements

As of June 30, 2011, the only off-balance sheet arrangement we have is the operating lease relating to our facility.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from private placements and public offerings of equity securities and with funds received under collaborative agreements.

On February 12, 2010, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), pursuant to which we may issue and sell from time to time through Ladenburg, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $10 million (the “ATM Shares”).  Ladenburg is not required to sell on our behalf any specific number or dollar amount of the ATM Shares, but Ladenburg, upon acceptance of written instructions from us, agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices, to sell the ATM Shares up to the amount specified, and otherwise in accordance with the terms of a placement notice delivered to Ladenburg. We have no obligation to sell any ATM Shares under the Equity Distribution Agreement, and may at any time suspend sales under the Equity Distribution Agreement, provided that such suspension shall not affect either party’s obligations with respect to the ATM Shares sold prior to the receipt of notice of such suspension.  Ladenburg receives a commission of 4% of the gross sales price of all ATM Shares sold through it under the Equity Distribution Agreement. The ATM Shares are issued pursuant to our shelf registration statement on Form S-3, as amended (File No. 333-163648).  Between January 1, 2011 and June 30, 2011 we have sold an aggregate of 286,187 ATM Shares at a weighted average share price of $2.90, for proceeds of approximately $831,000, net of expenses.  Between April 1, 2011 and June 30, 2011, no ATM Shares were sold.  Cumulative through June 30, 2011, we have sold 2,734,760 ATM Shares at a weighted average share price of $2.79, for proceeds of approximately $7.2 million, net of expenses.  Pursuant to General Instruction I.B.6. of Form S-3, we may not sell more than one-third of the aggregate market value of our common stock held by non-affiliates during a period of 12 calendar months immediately prior to, and including, the date of such sale of such common stock.

On February 8, 2011, we completed an underwritten public offering (the “Public Offering”) of 690,000 units (including the exercise of the underwriter’s over-allotment option), consisting of an aggregate of 2,760,000 shares of our common stock, Series A Warrants to purchase 2,070,000 shares of our common stock and Series B Warrants to purchase 1,690,500 shares of our common stock, at a price per unit of $17.15. Each unit consisted of four shares of our common stock, Series A Warrants exercisable for three shares of our common stock at an exercise price of $0.01 per share and Series B Warrants exercisable for 2.45 shares of our common stock at an exercise price of $2.49 per share. Net proceeds to us, after offering expenses, were approximately $10.7 million.  The fair value of the Series A and Series B Warrants was determined using a Black-Scholes model with the following assumptions: risk-free interest rate of 0.18%; no dividend yield; volatility of 131.66% and an expected term of six months.  This resulted in a fair value of the Series A and Series B Warrants of approximately $5.4 million, which has been recorded in Additional Paid-In Capital on our Condensed Consolidated Balance Sheet.  To date, 320,730 shares of our common stock have been issued from the exercise of the Series A Warrants at $0.01 per share.

Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses.  We had cash and cash equivalents of approximately $10.3 million as of June 30, 2011 as compared to $3.0 million as of December 31, 2010.  All cash and cash equivalents as of June 30, 2011 and December 31, 2010 were held in an account backed by U.S. government securities.

Net cash of approximately $4.1 million and $2.6 million was used in operating activities during the six month period ended June 30, 2011 and 2010, respectively.  The major use of cash for operating activities through June 30, 2011 was to fund our operations, partially offset by an increase in current liabilities.  Cash used in investing activities during the six month period ended June 30, 2011 was approximately $123,000 primarily for capitalized patent and patent application costs for Androxal®.  Cash provided by financing activities during the six month period ended June 30, 2011 was approximately $11.5 million primarily due to the Public Offering and the 286,187 ATM Shares sold at a weighted average share price of $2.90.

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

Our results of operations may vary significantly from quarter to quarter and year to year, and depend on, among other factors, our ability to raise additional capital on acceptable terms or at all, our ability to be successful in our clinical trials, the regulatory approval process in the United States and other foreign jurisdictions and the ability to complete new licenses and product development agreements.  The timing of our revenues may not match the timing of our associated product development expenses.  To date, research and development expenses have usually exceeded revenue in any particular period and/or fiscal year.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We had cash and cash equivalents of approximately $10.3 million at June 30, 2011 which is held in an account backed by U.S. government securities.  Although this cash account is subject to fluctuations in interest rates and market conditions, no significant gain or loss on this account is expected to be recognized in earnings.  We do not invest in derivative securities.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting

In connection with the evaluation described above, we identified no change in internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Therapeutic uses of our Androxal® product candidate are covered in the United States by four issued U.S. patents and four pending patent applications. Foreign coverage of therapeutic uses of our Androxal® product candidate includes 42 issued foreign patents and 68 foreign pending patent applications. The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Androxal® (the trans-isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. In our prior filings with the SEC, we have described our request to the U.S. Patent and Trademark Office, or PTO, for re-examination of one of these patents based on prior art. The third party amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims are patentable in view of those publications under consideration and a re-examination certificate was issued. However, we believe that the amended claims are invalid based on additional prior art publications, and we filed a second request for re-examination by the PTO in light of a number of these additional publications and other publications cited by the PTO. The request was granted and all of the claims were finally rejected by the PTO in the re-examination. The patent holder appealed the rejections to the PTO Board of Patent Appeals and Interferences (“the Board”) which affirmed the rejection of all of the claims. The patent holder subsequently filed a request for rehearing, which led the Board to reverse the rejections of several dependent claims in view of those publications under consideration. The patent holder filed a Notice of Appeal to the Federal Circuit on September 28, 2010 contesting the rejections maintained by the Board. Principal briefing has been completed.  Oral argument in the case has not yet been scheduled. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. Nevertheless, there is no assurance that either patent will ultimately be found invalid over the prior art. If such patents are not invalidated by the PTO we may be required to obtain a license from the holder of such patents in order to develop Androxal® further or attempts may be made to undertake further legal action to invalidate such patents. If such licenses were not available on acceptable terms, or at all, we may not be able to successfully commercialize or out-license Androxal®.

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

10.1+	2011 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-175641) as filed with the Commission on July 18, 2011).

31.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1*	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*	Filed herewith.
+	Management contract or compensatory plan.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPROS THERAPEUTICS INC.

Date: August 9, 2011
	By:	/s/ Joseph S. Podolski
Joseph S. Podolski
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 9, 2011
	By:	/s/ Katherine A. Anderson
Katherine A. Anderson
Chief Financial Officer
(Principal Financial Officer)