Form 10-Q
period 2011-09-30
REPROS THERAPEUTICS INC.
filed 2011-11-10
CIK 897075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

           As of November 3, 2011, there were outstanding 12,317,692 shares of Common Stock, par value $.001 per share, of the Registrant.

REPROS THERAPEUTICS INC.
(A development stage company)

For the Quarter Ended September 30, 2011

INDEX

		Page
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS		3

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	4

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010		5
Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2011 and 2010 and from Inception (August 20, 1987) through September 30, 2011		6
Unaudited Condensed Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2011		7
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and from Inception (August 20, 1987) through September 30, 2011		8
Notes to Unaudited Condensed Consolidated Financial Statements		9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	(Removed and Reserved)	28
Item 5.	Other Information	28
Item 6.	Exhibits	28

SIGNATURES		30

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

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

The following unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair statement of the interim periods presented have been included.  The year-end balance sheet data was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States of America.  Operating results for the three month and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

REPROS THERAPEUTICS INC.
(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands except share and per share amounts)

	September 30,	December 31,
	2011	2010

ASSETS

Current Assets
Cash and cash equivalents	$7,070	$2,957
Prepaid expenses and other current assets	188	328
Total current assets	7,258	3,285
Fixed assets, net	17	7
Other assets, net	1,341	1,173
Total assets	$8,616	$4,465

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,694	$1,151
Accrued expenses	348	147
Total current liabilities	2,042	1,298

Commitments and contingencies (note 5)

Stockholders' Equity
Undesignated Preferred Stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 75,000,000 shares authorized, 12,430,042 and 9,042,372 shares issued, respectively and 12,317,692 and 8,930,022 shares outstanding, respectively	12	9
Additional paid-in capital	196,945	183,782
Cost of treasury stock, 112,350 shares	(1,380)	(1,380)
Deficit accumulated during the development stage	(189,003)	(179,244)
Total stockholders' equity	6,574	3,167
Total liabilities and stockholders' equity	$8,616	$4,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC.
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except per share amounts)
					From Inception
					(August 20, 1987)
					through
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,
	2011	2010	2011	2010	2011

Revenues
Licensing fees	$-	$-	$-	$-	$28,755
Product royalties	-	-	-	-	627
Research and development grants	-	-	-	-	1,219
Interest income	-	-	1	-	16,298
Gain on disposal of fixed assets	-	-	-	-	102
Other Income	-	85	-	138	1,003
Total revenues and other income	-	85	1	138	48,004
Expenses
Research and development	3,234	736	6,980	1,950	180,214
General and administrative	726	533	2,780	1,772	47,062
Interest expense and amortization of intangibles	-	-	-	-	388
Total expenses	3,960	1,269	9,760	3,722	227,664

Loss from continuing operations	(3,960)	(1,184)	(9,759)	(3,584)	(179,660)
Loss from discontinued operations	-	-	-	-	(1,828)
Gain on disposal of discontinued operation	-	-	-	-	939
Net loss before cumulative effect of change in accounting principle	(3,960)	(1,184)	(9,759)	(3,584)	(180,549)
Cumulative effect of change in accounting principle	-	-	-	-	(8,454)
Net loss	$(3,960)	$(1,184)	$(9,759)	$(3,584)	$(189,003)

Loss per share - basic and diluted:	$(0.32)	$(0.13)	$(0.82)	$(0.46)

Weighted average shares used in loss per share calculation:
Basic	12,315	8,875	11,840	7,763
Diluted	12,315	8,875	11,840	7,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited and in thousands except share and per share amounts)
						Deficit
						Accumulated
			Additional			During the	Total
	Common Stock		Paid-in	Treasury Stock		Development	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Stage	Equity
Balance at December 31, 2010	9,042,372	$9	$183,782	112,350	$(1,380)	$(179,244)	$3,167
Stock based compensation	-	-	1,654	-	-	-	1,654
Issuance of 286,187 shares of common stock at a weighted average share price of $2.90, net of offering costs of $35	286,187	-	831	-	-	-	831
Exercise of 320,730 Series A Warrants to purchase common stock for cash @ $0.01 per share	320,730	-	3	-	-	-	3
Issuance of 690,000 units at a price of $17.15, net of offering costs of $1,155	2,760,000	3	10,675	-	-	-	10,678
Issuance of 20,753 shares of common stock for the cashless exercise of 63,225 stock options	20,753	-	-	-	-	-	-
Net loss	-	-	-	-	-	(9,759)	(9,759)
Balance at September 30, 2011	12,430,042	$12	$196,945	112,350	$(1,380)	$(189,003)	$6,574

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC.
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)
			From Inception
			(August 20, 1987)
			through
	Nine Months Ended September 30,		September 30,
	2011	2010	2011

Cash Flows from Operating Activities
Net loss	$(9,759)	$(3,584)	(189,003)
Gain on disposal of discontinued operations	-	-	(939)
Gain on disposal of fixed assets	-	-	(102)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash financing costs	-	-	316
Noncash inventory impairment	-	-	4,417
Noncash patent impairment	-	-	2,614
Noncash other income	-	(138)	(709)
Noncash decrease in accounts payable	-	-	(1,308)
Depreciation and amortization	84	60	4,125
Noncash stock-based compensation	1,654	471	8,904
Common stock issued for agreement not to compete	-	-	200
Series B Preferred Stock issued for consulting services	-	-	18
Changes in operating assets and liabilities
(net effects of purchase of businesses in 1988 and 1994):
Increase in receivables	-	-	(199)
Increase in inventory	-	-	(4,447)
(Increase) decrease in prepaid expenses and other current assets	140	(34)	115
Increase (decrease) in accounts payable and accrued expenses	744	(536)	10,214
Net cash used in operating activities	(7,137)	(3,761)	(165,784)

Cash Flows from Investing Activities
Change in trading marketable securities	-	-	(191)
Capital expenditures	(15)	(6)	(2,393)
Purchase of technology rights and other assets	(247)	(297)	(4,883)
Proceeds from sale of PP&E	-	-	225
Cash acquired in purchase of FTI	-	-	3
Proceeds from sale of subsidiary, less $12,345 for operating losses during 1990 phase-out period	-	-	138
Proceeds from sale of the assets of FTI	-	-	2,250
Increase in net assets held for disposal	-	-	(213)
Net cash used in investing activities	(262)	(303)	(5,064)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of offering costs	11,509	6,394	173,908
Exercise of stock options & warrants	3	-	375
Proceeds from a shareholder transaction	-	-	327
Proceeds from issuance of preferred stock	-	-	23,688
Purchase of treasury stock	-	-	(21,487)
Proceeds from issuance of notes payable	-	-	2,839
Principal payments on notes payable	-	-	(1,732)
Net cash provided by financing activities	11,512	6,394	177,918
Net increase (decrease) in cash and cash equivalents	4,113	2,330	7,070
Cash and cash equivalents at beginning of period	2,957	1,886	-
Cash and cash equivalents at end of period	$7,070	$4,216	$7,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

NOTE 1  —  Organization, Operations and Liquidity

Repros Therapeutics Inc. (the “Company”, “RPRX,” “Repros,” or “we,” “us” or “our”) was organized on August 20, 1987. We are a development stage biopharmaceutical company focused on the development of new drugs to treat hormonal and reproductive system disorders.

Our portfolio of products includes:

Androxal®

•	Phase 2B study: As a treatment for men of reproductive age with low testosterone levels that spares fertility, unlike testosterone replacement therapy; and

•	Phase 2 study: As a treatment for improving glycemic control in hypogonadal men with Type 2 diabetes.

Proellex®

•
Phase 2 (low dose) study: As a treatment of symptoms associated with uterine fibroids and endometriosis, subject to the current FDA partial clinical hold on the Proellex® clinical trials; however, the FDA has allowed us to run a single study to explore both safety and signals of efficacy in an escalating dose fashion. The new study is testing 5 different doses of Proellex® (1, 3, 6, 9 and 12mg).

Our product development pipeline is summarized in the table below:

Product Candidate (Indication) Androxal®	Status	Next Expected Milestone(s)
Secondary Hypogonadism	Phase 2B	Report top line Phase 2B results (Q4 2011)
Type 2 diabetes	Phase 2	Report top line Phase 2 results (Q4 2011)
Proellex®
Uterine Fibroids/Endometriosis	Phase 2	Complete low dose study (year end 2011) Commence Phase 3 studies (2012)
Vaginal Administration	Preclinical	Submit IND to FDA (Q4 2011) Commence Phase 3 studies (late 2012)
Second Generation Compounds	Preclinical	Complete preclinical screen (2012)

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

As of September 30, 2011, we had accumulated losses of $189.0 million, approximately $7.1 million in cash and cash equivalents, and our accounts payable and accrued expenses were approximately $2.0 million. We believe we have sufficient funding to complete all of the Phase 2 and 2B clinical trials currently underway; however, significant additional capital will be required for us to complete development of either of our product candidates. Based on the current or planned clinical trials, we will need to raise additional capital no later than the second quarter of 2012.  We continue to explore potential additional financing alternatives (including corporate partnering opportunities) that would provide sufficient funds to enable us to continue to develop our two product candidates through completion of the outlined clinical trials; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all.  The foregoing matters raise substantial doubt about our ability to continue as a going concern and we expect to continue to incur significant losses over the next several years, and we may never become profitable.  Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE  2  —  Patents and Patent Applications

As of September 30, 2011, the Company had approximately $1.3 million in capitalized patent and patent application costs reflected on its balance sheet.  This entire amount relates to patent and patent application costs for Androxal®.

Should the Company not continue development of Androxal® or should the Company not continue as a going concern, the remaining capitalized patent and patent application costs may not be recoverable, which would result in charges to operating results in future periods.

NOTE  3  —  Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2011	December 31, 2010

Research and development costs	$182	$8
Personnel related costs	70	87
Other	70	34
Patent costs	26	18
Total	$348	$147

NOTE 4  —  Loss Per Share

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

The following table presents information necessary to calculate loss per share for the three and nine month periods ended September 30, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010

Net Loss	$(3,960)	$(1,184)	$(9,759)	$(3,584)
Average common shares outstanding	12,315	8,875	11,840	7,763
Basic and diluted loss per share	$(0.32)	$(0.13)	$(0.82)	$(0.46)

Other potential common stock of 5,260,795 common shares underlying stock options and warrants for the period ended September 30, 2011, which include Series A Warrants to purchase 1,749,270 shares of our common stock at an exercise price of $0.01 and Series B Warrants to purchase 1,690,500 shares of our common stock at an exercise price of $2.49 issued in our February 8, 2011 public offering, were excluded from the above calculation of diluted loss per share because they were anti-dilutive.  Additionally, 538,582 common shares underlying stock options for the period ended September 30, 2010, were also excluded from the above calculation of diluted loss per share because they were anti-dilutive.

On February 28, 2011, our Board of Directors approved, and on June 1, 2011 the stockholders of the Company approved the 2011 Equity Incentive Plan (the “Plan”), which superseded and replaced our then-current two share based compensation plans, the 2000 Non-Employee Directors' Stock Option Plan and the 2004 Stock Option Plan, subject to stockholder approval.  Effective June 1, 2011, 885,000 stock option awards were granted under the Plan to employees and non-employee directors, of which 210,000 stock option awards vested immediately.  This resulted in a non-cash charge of $759,000 in June 2011 and is included in General and Administrative expenses in the Condensed Consolidated Statement of Operations for the nine month period ended September 30, 2011.

NOTE 5  —   Commitments and Contingencies

Therapeutic uses of our Androxal® product candidate are covered in the United States by four issued U.S. patents and four pending patent applications. Foreign coverage of therapeutic uses of our Androxal® product candidate includes 44 issued foreign patents and 64 foreign pending patent applications. The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of diabetes mellitus type 2, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Androxal® (the trans-isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. In our prior filings with the SEC, we have described our request to the U.S. Patent and Trademark Office, or PTO, for re-examination of one of these patents based on prior art. The third party amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims are patentable in view of those publications under consideration and a re-examination certificate was issued. However, we believe that the amended claims are invalid based on additional prior art publications, and we filed a second request for re-examination by the PTO in light of a number of these additional publications and other publications cited by the PTO. The request was granted and all of the claims were finally rejected by the PTO in the re-examination. The patent holder appealed the rejections to the PTO Board of Patent Appeals and Interferences (“the Board”) which affirmed the rejection of all of the claims. The patent holder subsequently filed a request for rehearing, which led the Board to reverse the rejections of several dependent claims in view of those publications under consideration. The patent holder filed a Notice of Appeal to the Federal Circuit on September 28, 2010 contesting the rejections maintained by the Board.  Principal briefing has been completed. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. Nevertheless, there is no assurance that either patent will ultimately be found invalid over the prior art. If such patents are not invalidated by the PTO we may be required to obtain a license from the holder of such patents in order to develop Androxal® further or attempts may be made to undertake further legal action to invalidate such patents. If such licenses were not available on acceptable terms, or at all, we may not be able to successfully commercialize or out-license Androxal®.

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

On October 27, 2011, the Company’s board of directors (the “Board”) increased the size of the Board from five to six members and elected Dr. Michael Wyllie as a director of the Company to fill the vacancy created by such increase.  In connection with Dr. Wyllie’s election to the Board, he was granted an option to purchase 40,000 shares of the Company’s common stock at an exercise price equal to the closing price per share for the Company’s common stock on the Nasdaq Capital Market on the date of such election.  Such option will vest and become exercisable at a rate of one-twelfth (1/12) at the end of each quarter for the three (3) year period following the date of Dr. Wyllie’s election to the Board, based on continuing service to the Company.

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

We are developing Androxal®, an oral therapy that normalizes testicular function, for the treatment of low testosterone due to secondary hypogonadism. Secondary hypogonadism is associated with obesity and we believe it is among the most common causes of low testosterone in men. It is estimated that 13 million men in the U.S. experience low levels of testosterone, and the condition is becoming recognized with more frequency. In 2010, for the first time, sales of preparations for the treatment of low testosterone exceeded $1 billion in the U.S. and first tier pharmaceutical companies have entered the low testosterone marketplace.

The Company believes Androxal® is highly differentiated from currently marketed testosterone treatments or those treatments in late stage development because it is an oral therapy and it treats the cause of secondary hypogonadism, which is inadequate pituitary hormones. We believe that by treating the cause of secondary hypogonadism it also has the potential to maintain reproductive status and potentially improve overall metabolic profiles, which we believe may improve the condition of men suffering from Type 2 diabetes. The Company held a Type B meeting with the Food and Drug Administration (“FDA”) on November 8, 2010 to discuss the FDA’s willingness to review Phase 3 protocols under a Special Protocol Assessment (“SPA”). Although the FDA advised the Company that it may proceed with Phase 3 studies, the FDA recommended that a Phase 2B study in men with secondary hypogonadism, but naïve to testosterone treatment, be conducted if the Company desired the protocols to be reviewed under an SPA.  We received Investigational Review Board (“IRB”) approval to commence the Phase 2B study of Androxal® in men with secondary hypogonadism in January of 2011, and we have completed enrollment of patients. We hope to have the study completed by the end of 2011.

The Company is also currently conducting a Phase 2 study of the use of Androxal® as a treatment for improving glycemic control in hypogonadal men with Type 2 diabetes. Retrospective analysis of completed Androxal® studies showed that Androxal® improved fasting plasma glucose levels in men with Type 2 diabetes, an improvement not seen in similar subjects using a topical testosterone or placebo. The Company believes this effect is directly related to Androxal®’s ability to normalize the hypothalamic-pituitary-testes pathway and organ function.

We are also developing Proellex®, an orally administered selective blocker of the progesterone receptor in women, for the treatment of uterine fibroids and endometriosis. Uterine fibroids and endometriosis affect millions of women of reproductive age.  Proellex® had shown statistically significant results in previous Phase 2 studies for endometriosis and uterine fibroids. The Company is currently conducting a low dose escalating study as permitted by the FDA, which is intended to determine both signals of efficacy and safety for low oral doses of the drug.  The Company has recently commenced the last cohort (i.e. 12mg) of such low dose study, which the Company anticipates will be completed by the end of 2011.

Both of our product candidates have exhibited strong efficacy results in every study completed to date, and we believe the studies presently underway or scheduled to start shortly will place both programs on a clear late stage clinical development path and a solid position for licensing.

As of September 30, 2011, we had accumulated losses of $189.0 million, approximately $7.1 million in cash and cash equivalents, and our accounts payable and accrued expenses were approximately $2.0 million. We believe we have sufficient funding to complete all of the Phase 2 and 2B clinical trials currently underway; however, significant additional capital will be required for us to complete development of either of our product candidates. Based on the current or planned clinical trials, we will need to raise additional capital no later than the second quarter of 2012.  We continue to explore potential additional financing alternatives (including corporate partnering opportunities) that would provide sufficient funds to enable us to continue to develop our two product candidates through completion of the outlined clinical trials; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

Androxal®

Product Overview

Our primary product candidate, Androxal®, is a single isomer of clomiphene citrate and is an orally active proprietary small molecule compound. We are developing Androxal® for men of reproductive age with low testosterone levels. Androxal® treats the underlying mechanism that causes secondary hypogonadism and restores normal testicular function. Unlike testosterone replacement which suppresses testicular function, Androxal® does not impair the reproductive status of men being treated for low testosterone. In addition, we are conducting a Phase 2 clinical trial of Androxal® as a potential treatment for improving glycemic control in hypogonadal men with Type 2 diabetes.

Testosterone is an important male hormone. Testosterone deficiency in men is linked to several negative physical and mental conditions, including loss of muscle tone, reduced sexual desire, and deterioration of memory and certain other cognitive functions. Testosterone production normally decreases as men age, but is accelerated by obesity, sometimes leading to testosterone deficiency. The leading therapy for low testosterone is AndroGel®, a commercially available testosterone replacement cream marketed by Abbott Laboratories for the treatment of low testosterone, which we believe has had and continues to have significant sales in North America.

Based on our own clinical trial screening data, we believe over 70% of men that have low testosterone suffer from secondary hypogonadism, a pituitary defect which is characterized by suboptimal levels of LH (luteinizing hormone) and FSH (follicle stimulating hormone). LH and FSH are the pituitary hormones that stimulate testicular testosterone and sperm production, respectively. Men with secondary hypogonadism can be readily distinguished from those that have primary testicular failure via assessment of the levels of secretions of pituitary hormones, as men with primary testicular failure experience elevated secretions of pituitary hormones. In secondary hypogonadism, the low levels of LH and FSH fail to provide adequate hormone signaling to the testes, causing testosterone levels to drop to a level where we believe pituitary secretions fall under the influence of estrogen, which is enhanced in obese men, thus further suppressing the testicular stimulation from the pituitary.

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

We also believe there may be an association between the restoration of normal pituitary function and improvement of metabolic conditions such as Type 2 diabetes. Research has been published which demonstrates that increased insulin resistance, a characteristic implicated in Type 2 diabetes, is associated with the onset of secondary hypogoandism. Based on our own clinical trial screening data, we have found hypogonadism, obesity and Type 2 diabetes to be comorbid conditions in a significant number of men. A retrospective analysis of the clinical trial data from our completed Androxal® studies showed that Androxal® improved fasting plasma glucose levels in men with Type 2 diabetes, suggesting that Androxal® modifies the endocrinologic profile in terms of both hormones and certain metabolic measures. This improvement was not seen in similar subjects using a topical testosterone or placebo. In a large trial conducted by Solvay Pharmaceuticals, AndroGel® was found to have no positive effect on glycemic control in hypogonadal men who were also Type 2 diabetic regardless of how much the exogenous testosterone concentration increased. Contrary to the results seen with exogenous testosterone, Androxal® did exhibit positive effects on glycemic control, and we believe these effects are directly related to Androxal®’s ability to normalize the hypothalamic-pituitary-testes pathway and organ function.

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

The Company’s Phase 2B trial consists of four arms; placebo, two doses of Androxal® and topical testosterone. At baseline the men should exhibit morning testosterone less than 250 ng/dl. The primary endpoint will consist of total testosterone at the end of the three month study compared to baseline. Impact on reproductive status (sperm counts) will be assessed as a safety endpoint. In a previous study, we found a statistically significant improvement in morning testosterone in a subset of men with morning testosterone less than 250 ng/dl and no deterioration of FSH in Androxal®-treated men. However, in the men on topical testosterone, 26 out of the 41 men that completed three months of dosing exhibited FSH levels below the reference limits for the hormone, with 17 below the lower limit of detection.

Unlike testosterone replacement therapies, Androxal® maintains the normal daily rhythm of testosterone peaks and valleys. We previously conducted three studies in which 24 hour testosterone levels were obtained and, unlike topical testosterone, morning testosterone was the maximum concentration observed, consistent with the normal circadian rhythm in men. We combined the three studies into one analysis, which has been submitted for FDA review. This analysis provides evidence that one assessment of testosterone between 8 a.m. and 10 a.m. correlates to the maximum value of testosterone for a given subject on a given day. We have committed to conduct one additional 24 hour study to show that Androxal®’s action in maintaining the normal rhythm is both predictable and dose-dependent.  Enrollment is completed in this study and data should be presented by year end 2011.

We believe the advantages of oral delivery, maintenance of testicular function and additional metabolic benefits will be important differentiating factors for Androxal®, should it be approved. There can be no assurance, however, that we will be successful in implementing this strategy or that the FDA will approve our drug for commercial use.

Type 2 Diabetes

Our findings from a retrospective review of the clinical data from our 200 patient non-pivotal Phase 2 clinical trial showed that Androxal® therapy resulted in a significant reduction in mean fasting plasma glucose levels in men with glucose levels greater than 104 mg/dL at the outset of the trial, an outcome not seen in the placebo or AndroGel® arms of this study. Based on these results, in April 2008, we submitted a White Paper to the Division of Reproductive and Urology Products. The data demonstrated that among subjects with a serum glucose of greater than or equal to 105 mg/dL, there was a higher response rate to treatment in the Androxal® group than the placebo or AndroGel® groups, and the reduction in fasting serum glucose in this group was statistically significant. In November 2008, after the FDA reviewed this paper we received guidance from them suggesting that we open an Investigational New Drug Application (“IND”) with the Division of Metabolic and Endocrine Products, or DMEP, for the investigation of Androxal® as a potential treatment for Type 2 diabetes. In December 2009, we submitted an IND to DMEP for the investigation of Androxal® for such purpose. On February 1, 2010, we received confirmation from DMEP that our IND was accepted and, as a result, we have initiated our Phase 2 trial. This trial has completed enrollment of 115 men with morning testosterone levels under 300 ng/dl who also have a fasting glucose level between 125 mg and 240 mg per deciliter and glycosylated hemoglobin, or HbA1c, levels between 7% and 9.5% - levels indicative of poor glucose control. Enrolled patients also have been on a stable dose of an oral hypoglycemic agent for at least 2 months. The study consists of splitting the men into three arms, one placebo and two doses of Androxal®, at 12.5 and 25 mg. We will look at changes in fasting glucose and HbA1C levels from baseline, along with changes in testosterone level.  On August 3, 2011, the Company announced that top line unaudited results of this study yield statistically significant and clinically relevant reductions in glycosylated hemoglobin (“HbA1c”) in men achieving morning testosterone levels >450ng/dl after three months of treatment.  The full study results, expected at year end 2011, may differ from this interim analysis.

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

Up until the summer of 2009, all side effects exhibited in the studies were considered manageable and the benefit of Proellex® far outweighed the risk. However, in Phase 3 efficacy and larger Phase 3 safety studies in diverse populations, a small number of subjects exhibited serious adverse effects associated with elevated liver enzymes. As a result of these findings, we elected to stop the trials and the FDA subsequently placed Proellex® on full clinical hold. All women that experienced elevated liver enzymes and returned for follow-up visits returned to baseline conditions with no overnight hospitalization necessary. An analysis of all the subjects that experienced such serious adverse effects showed that the effect only occurred in a small percentage of subjects that were exposed to the 50 mg dose of the drug for any period of time. Based on these findings, the Company petitioned the FDA to allow it to conduct a low dose study to demonstrate both safety and signals of efficacy in low oral doses of Proellex®, up to 12 mg administered per day. The FDA upgraded the full clinical hold to a partial hold to allow the low dose study to be conducted, which we have since commenced and is currently in the last cohort (i.e. 12mg).

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

Low Dose Study

Pursuant to the terms of the partial clinical hold currently in place as a result of the liver toxicity exhibited by Proellex®, the FDA is allowing us to run a single study to test low doses of Proellex® for signals of safety and efficacy. The new study is testing 5 different doses of Proellex® (1, 3, 6, 9 and 12 mg), with 1 mg being the first dose tested. Each dose will be compared to placebo with weekly assessments of liver function during both the placebo and drug period.   Subjects will be dosed with the active drug for 10 weeks, which will allow for adequate time to determine the impact of a given dose on trends in liver function. Each dose is/was tested in up to 12 different subjects and assessment of pharmacokinetic parameters will be obtained at the start of dosing and the end of the dosing period to determine overall and maximum drug exposure for a given dose. We also monitor changes in menstrual bleeding patterns and ovulation as well as changes in endometrial thickness. The FDA required that an independent Drug Safety Monitoring Board be established and that the informed consent clearly state the liver toxicity previously experienced with Proellex®.

At September 20, 2011, we began enrolling subjects in the study of the 12mg dose.  We believe we can complete the trial by year end 2011.  To date, no women in this study have exhibited elevated liver enzymes indicative of an adverse event.  Presuming a safe and effective dose is identified and the FDA is in agreement, we believe that we will be able to proceed with large Phase 3 efficacy trials for both uterine fibroids and endometriosis in 2012, subject to available funds, or out-license the product to a major pharmaceutical company. We believe that the evaluation of ovulation and menstrual bleeding patterns in the low dose trial will provide strong evidence for efficacy warranting further development.

Vaginal Administration

We are assessing vaginal administration of Proellex® to avoid first pass liver effects and achieve higher reproductive tract concentrations of the drug while minimizing systemic exposure. We reported results from two in vivo animal studies which confirmed reduced maximum circulating concentrations of the drug when administered vaginally, as well as efficacy signals at substantially lower doses than oral administration. Based on the outcome of dose optimization and vaginal irritation studies and a pre-IND meeting with the FDA, we plan to submit to the FDA an IND for both uterine fibroids and endometriosis by the end of 2011. We believe we will be able to leverage the experience we have gained with the oral dose in the preparation of this IND, and after a single Phase 1/2 study we will be able to test the vaginal product in a pivotal Phase 3 study.

Second Generation Compound

We believe we understand the cause of the liver toxicity observed at high doses in the prior Phase 3 Proellex® studies. Our hypothesis is that liver adverse events are associated with a specific part of the chemical structure of Proellex®. To that end we have synthesized new but related molecules that we believe are devoid of the specific toxicity-causing part of the chemical structure of Proellex® and initial preclinical screening has begun. If we are successful in identifying such a molecule, we believe we will be able to achieve high oral doses and systemic exposure, opening the path to aggressive anti progestin therapy for conditions such as breast cancer. We expect to have completed our screen of the new molecules sometime in 2012.

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

Business Strategy

We plan to focus our clinical program on (i) the current escalating low dose study for Proellex® permitted by the FDA, (ii) the ongoing Phase 2B fertility trial for Androxal®, (iii) the ongoing Type 2 diabetes trial for Androxal®, (iv) preclinical assessment of vaginal delivery of Proellex® and (v) completing the initial identification of potential second generation Proellex® molecules. We anticipate that our current liquidity will be sufficient to complete all of these objectives; however, significant additional capital will be required for us to complete development of either of our product candidates or any new product candidates. We will continue to explore corporate partnering opportunities for assistance in the clinical development funding and commercialization of our products, as appropriate; however, there can be no assurance that an acceptable corporate partnering opportunity will be successfully completed.

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

In addition, we have not received regulatory approval for any of our product candidates, have not successfully earned any significant commercial revenues from any of our product candidates and may never launch either of our product candidates.  If we do not successfully commercialize any of our product candidates, we will be unable to achieve our business objectives.  In addition, the reported results of our clinical trials completed to date may not be indicative of results that will be achieved in later-stage clinical trials involving larger and more diverse patient populations.  As of September 30, 2011, we had accumulated losses of $189.0 million, approximately $7.1 million in cash and cash equivalents, and our accounts payable and accrued expenses were approximately $2.0 million.   We believe we have sufficient funding to complete all of the Phase 2 and 2B clinical trials currently underway; however, significant additional capital will be required for us to complete development of either of our product candidates. Based on the current or planned clinical trials, we will need to raise additional capital no later than the second quarter of 2012.  We continue to explore potential additional financing alternatives (including corporate partnering opportunities) that would provide sufficient funds to enable us to continue to develop our two product candidates through completion of the outlined clinical trials; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all.  The foregoing matters raise substantial doubt about our ability to continue as a going concern and we expect to continue to incur significant losses over the next several years, and we may never become profitable.  Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

We currently have 13 full time employees.  We utilize the services of contract research organizations, contract manufacturers and various consultants to assist us in performing clinical and regulatory services for the clinical development of our products.  We are substantially dependent on our various contract groups to adequately perform the activities required to obtain regulatory approval of our products.

We have accumulated net operating losses through September 30, 2011 and the value of the tax asset associated with these accumulated net operating losses can be substantially diminished in value due to various tax regulations, including change in control provisions in the tax code.   The Company’s public offerings completed on February 5, 2007, October 2, 2008, September 11, 2009, October 13, 2009, February 8, 2011, the sale and issuance of the ATM Shares and the issuance of unregistered shares as part of various settlement agreements may have created a change of ownership for Federal income tax purposes.  The Company has not undertaken a study to determine if this has occurred.  A change in ownership for Federal Income tax purposes may result in a limitation on the use of net operating loss and tax credit carryforwards in future periods.

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

Capitalized Patent and Patent Application Costs

We capitalize the cost associated with building our patent library for Androxal®.  As of September 30, 2011, other assets consist of capitalized patent and patent application costs in the amount of $1.3 million.  Patent costs, which include legal and application costs related to the patent portfolio, are being amortized over 20 years, or the lesser of the legal or the estimated economic life of the patent.  Amortization of patent costs was $28,000 and $21,000 for the three month periods ended September 30, 2011 and 2010, respectively, and was $80,000 and $50,000 for the nine month periods ended September 30, 2011 and 2010, respectively.  The entire $1.3 million in capitalized patents and patent applications relates to Androxal®.

We review capitalized patent and patent application costs for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment exists when estimated undiscounted cash flows expected to result from the patent are less than its carrying amount.  The impairment loss recognized represents the excess of the patent cost as compared to its estimated fair value.  We believe that our remaining capitalized patent and patent application costs are not impaired as of September 30, 2011.

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

Effective June 1, 2011, 885,000 stock option awards were granted under the Plan to employees and non-employee directors, of which 210,000 stock option awards vested immediately.  This resulted in a non-cash charge of $759,000 in June 2011 and is included in General and Administrative expenses in the Condensed Consolidated Statement of Operations for the nine month period ended September 30, 2011.

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

Results of Operations

Comparison of the three-month and nine-month periods ended September 30, 2011 and 2010

Revenues and Other Income

Total revenues and other income decreased to zero for the three month period ended September 30, 2011 as compared to $85,000 for the same period in the prior year and decreased to $1,000 for the nine month period ended September 30, 2011 as compared to $138,000 for the same period in the prior year.  The decrease for the three month and nine month periods ended September 30, 2011 was primarily due to a decrease of $85,000 and $138,000, respectively, in non-cash other income related to debt relief from settlements with certain vendors in the second and third quarters of 2010.

Research and Development Expenses

Research and development(“R&D”) expenses include contracted services relating to our clinical product development activities which include preclinical studies, clinical trials, regulatory affairs and bulk manufacturing scale-up activities and bulk active ingredient purchases for preclinical and clinical trials primarily relating to our two products in clinical development, which are Androxal® and Proellex®.  Research and development expenses also include internal operating expenses relating to our general research and development activities.  R&D expenses increased 339% or approximately $2.5 million to $3.2 million for the three month period ended September 30, 2011 as compared to $736,000 for the same period in the prior year.  Our primary R&D expenses for the three month periods ended September 30, 2011 and 2010 are shown in the following table (in thousands):

Research and Development	Three-months ended Sept. 30, 2011	Three-months ended Sept. 30, 2010	Variance	Change (%)
Androxal® clinical development	$2,138	$163	$1,975	1,212%
Proellex® clinical development	277	262	15	6%
Payroll and benefits	421	159	262	165%
Operating and occupancy	398	152	246	162%
Total	$3,234	$736	$2,498	339%

R&D expenses increased 258% or approximately $5.0 million to $7.0 million for the nine month period ended September 30, 2011 as compared to $2.0 million for the same period in the prior year.  Our primary R&D expenses for the nine month periods ended September 30, 2011 and 2010 are shown in the following table (in thousands):

Research and Development	Nine-months ended Sept. 30, 2011	Nine-months ended Sept. 30, 2010	Variance	Change (%)
Androxal® clinical development	$4,366	$177	$4,189	2,367%
Proellex® clinical development	820	844	(24)	(3)%
Payroll and benefits	875	421	454	108%
Operating and occupancy	919	508	411	81%
Total	$6,980	$1,950	$5,030	258%

The increase in R&D expenses for both the three and nine month periods ended September 30, 2011 is primarily due to the increased clinical development expenses related to Androxal® as a result of the ongoing Phase 2b study in men with secondary hypogonadism and the Phase 2 study as a potential treatment for improving glycemic control in hypogonadal men with Type 2 diabetes.  Payroll and benefits expenses increased due to increased headcount and the discontinuation of the salary reduction program put in place in August 2009 for all salaried R&D employees.  Additionally, operating and occupancy expenses increased due to an increase in costs related to our patent portfolio.  Based on our current and planned clinical trials, it is anticipated that R&D expenses will continue to increase at approximately the same rate for the remainder of the year.

To date through September 30, 2011 we have incurred approximately $19.1 million for the development of Androxal® and approximately $57.1 million for the development of Proellex®.  These accumulated costs exclude any internal operating expenses.

General and Administrative Expenses

General and administrative expenses (‘G&A”) increased 36% or approximately $193,000 to $726,000 for the three month period ended September 30, 2011 as compared to $533,000 for the same period in the prior year.  Our primary G&A expenses for the three month period ended September 30, 2011 and 2010 are shown in the following table (in thousands):

General and Administrative	Three-months ended Sept. 30, 2011	Three-months ended Sept. 30, 2010	Variance	Change (%)
Payroll and benefits	$469	$155	$314	203%
Operating and occupancy	257	378	(121)	(32)%
Total	$726	$533	$193	36%

G&A payroll and benefits expenses include salaries, non-cash stock based compensation expense and fringe benefits.  Included in payroll and benefits expense is a charge for non-cash stock based compensation of $299,000 for the three month period ended September 30, 2011 as compared to $79,000 for the same period in the prior year.  Additionally, salaries for the three month period ended September 30, 2011 were $150,000 as compared to $68,000 for the same period in the prior year.  The increase in salaries is primarily due to an increase in headcount and the discontinuation of the salary reduction program put in place in August 2009 for all salaried employees other than Mr. Podolski, the Company’s President and CEO, and Mr. Podolski’s salary was revised to a 25% reduction on January 1, 2011.

G&A operating and occupancy expenses, which include expenses to operate as a public company, decreased 32% or approximately $121,000 to $257,000 for the three month period ended September 30, 2011 as compared to $378,000 for the same period in the prior year.  The decrease is primarily due to a decrease in professional services.

G&A expenses increased 57% or approximately $1.0 million to $2.8 million for the nine month period ended September 30, 2011 as compared to $1.8 million for the same period in the prior year.  Our primary G&A expenses for the nine month period ended September 30, 2011 and 2010 are shown in the following table (in thousands):

General and Administrative	Nine-months ended Sept. 30, 2011	Nine-months ended Sept. 30, 2010	Variance	Change (%)
Payroll and benefits	$1,762	$460	$1,302	283%
Operating and occupancy	1,018	1,312	(294)	(22)%
Total	$2,780	$1,772	$1,008	57%

G&A payroll and benefits expenses include salaries, non-cash stock option compensation expense and fringe benefits.  Included in payroll and benefits expense is a charge for non-cash stock based compensation expense of $1.3 million for the nine month period ended September 30, 2011 as compared to $230,000 for the same period in the prior year.  Non-cash stock based compensation includes a charge of $759,000 in June 2011 associated with 210,000 stock option awards issued under the 2011 Equity Incentive Plan approved by the stockholders of the Company on June 1, 2011, which vested immediately upon stockholders’ approval.  Additionally, salaries for the nine month period ended September 30, 2011 were $380,000 as compared to $197,000 for the same period in the prior year.  The increase in salaries is primarily due to an increase in headcount and the discontinuation of the salary reduction program put in place in August 2009 for all salaried employees other than Mr. Podolski, the Company’s President and CEO, and Mr. Podolski’s salary was revised to a 25% reduction on January 1, 2011.

G&A operating and occupancy expenses, which include expenses to operate as a public company, decreased 22% or approximately $294,000 to $1.0 million for the nine month period ended September 30, 2011 as compared to $1.3 million for the same period in the prior year.  The decrease is primarily due to a decrease in professional services.

Off-Balance Sheet Arrangements

As of September 30, 2011, the only off-balance sheet arrangement we have is the operating lease relating to our facility.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from private placements and public offerings of equity securities and with funds received under collaborative agreements.

On February 12, 2010, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), pursuant to which we may issue and sell from time to time through Ladenburg, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $10 million (the “ATM Shares”).  Ladenburg is not required to sell on our behalf any specific number or dollar amount of the ATM Shares, but Ladenburg, upon acceptance of written instructions from us, agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices, to sell the ATM Shares up to the amount specified, and otherwise in accordance with the terms of a placement notice delivered to Ladenburg. We have no obligation to sell any ATM Shares under the Equity Distribution Agreement, and may at any time suspend sales under the Equity Distribution Agreement, provided that such suspension shall not affect either party’s obligations with respect to the ATM Shares sold prior to the receipt of notice of such suspension.  Ladenburg receives a commission of 4% of the gross sales price of all ATM Shares sold through it under the Equity Distribution Agreement. The ATM Shares are issued pursuant to our shelf registration statement on Form S-3, as amended (File No. 333-163648).  Between January 1, 2011 and September 30, 2011 we have sold an aggregate of 286,187 ATM Shares at a weighted average share price of $2.90, for proceeds of approximately $831,000, net of expenses.  Between July 1, 2011 and September 30, 2011, no ATM Shares were sold.  Cumulative through September 30, 2011, we have sold 2,734,760 ATM Shares at a weighted average share price of $2.79, for proceeds of approximately $7.2 million, net of expenses.  Pursuant to General Instruction I.B.6. of Form S-3, we may not sell more than one-third of the aggregate market value of our common stock held by non-affiliates during a period of 12 calendar months immediately prior to, and including, the date of such sale of such common stock.

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

Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses.  We had cash and cash equivalents of approximately $7.1 million as of September 30, 2011 as compared to $3.0 million as of December 31, 2010.  All cash and cash equivalents as of September 30, 2011 and December 31, 2010 were held in an account backed by U.S. government securities.

Net cash of approximately $7.1 million and $3.8 million was used in operating activities during the nine month period ended September 30, 2011 and 2010, respectively.  The major use of cash for operating activities through September 30, 2011 was to fund our operations, partially offset by an increase in current liabilities.  Cash used in investing activities during the nine month period ended September 30, 2011 was approximately $262,000 primarily for capitalized patent and patent application costs for Androxal®.  Cash provided by financing activities during the nine month period ended September 30, 2011 was approximately $11.5 million primarily due to the Public Offering and the 286,187 ATM Shares sold at a weighted average share price of $2.90.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We had cash and cash equivalents of approximately $7.1 million at September 30, 2011 which is held in an account backed by U.S. government securities.  Although this cash account is subject to fluctuations in interest rates and market conditions, no significant gain or loss on this account is expected to be realized in earnings.  We do not invest in derivative securities.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

In connection with the evaluation described above, we identified no change in internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Therapeutic uses of our Androxal® product candidate are covered in the United States by four issued U.S. patents and four pending patent applications. Foreign coverage of therapeutic uses of our Androxal® product candidate includes 44 issued foreign patents and 64 foreign pending patent applications. The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of diabetes mellitus type 2, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Androxal® (the trans-isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. In our prior filings with the SEC, we have described our request to the U.S. Patent and Trademark Office, or PTO, for re-examination of one of these patents based on prior art. The third party amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims are patentable in view of those publications under consideration and a re-examination certificate was issued. However, we believe that the amended claims are invalid based on additional prior art publications, and we filed a second request for re-examination by the PTO in light of a number of these additional publications and other publications cited by the PTO. The request was granted and all of the claims were finally rejected by the PTO in the re-examination. The patent holder appealed the rejections to the PTO Board of Patent Appeals and Interferences (“the Board”) which affirmed the rejection of all of the claims. The patent holder subsequently filed a request for rehearing, which led the Board to reverse the rejections of several dependent claims in view of those publications under consideration. The patent holder filed a Notice of Appeal to the Federal Circuit on September 28, 2010 contesting the rejections maintained by the Board.  Principal briefing has been completed. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. Nevertheless, there is no assurance that either patent will ultimately be found invalid over the prior art. If such patents are not invalidated by the PTO we may be required to obtain a license from the holder of such patents in order to develop Androxal® further or attempts may be made to undertake further legal action to invalidate such patents. If such licenses were not available on acceptable terms, or at all, we may not be able to successfully commercialize or out-license Androxal®.

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

10.1+
Employment Agreement dated August 1, 2011 by and between the Company and Katherine A. Anderson. Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on August 4, 2011 is incorporated herein by reference.

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

Date: November 10, 2011
	By:	/s/ Joseph S. Podolski
Joseph S. Podolski
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 10, 2011
	By:	/s/ Katherine A. Anderson
Katherine A. Anderson
Chief Financial Officer
(Principal Financial Officer)