Form 10-K
period 2011-12-31
REPROS THERAPEUTICS INC.
filed 2012-03-27
CIK 897075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No. 001-15281

Repros Therapeutics Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0233274
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2408 Timberloch Place, Suite B-7	77380
The Woodlands, Texas	(Zip Code)
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer,” accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $65,466,425 as of June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing sales price of the registrant's common stock on the Nasdaq Capital Market on such date of $5.35 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the shares of the registrant's common stock are assumed to be affiliates.

As of March 15, 2012, there were 14,821,981 shares of the registrant's common stock outstanding.

Documents incorporated by reference: Portions of the registrant's definitive proxy statement relating to the registrant's 2012 Annual Meeting of Shareholders, which proxy statement will be filed under the Exchange Act within 120 days of the end of the registrant's fiscal year ended December 31, 2011, are incorporated by reference into Part III of this Form 10-K.

REPROS THERAPEUTICS INC
2011 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

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

Overview

Repros Therapeutics Inc. (the “Company,” “Repros,” or “we,” “us” or “our”) was organized on August 20, 1987. We are a development stage biopharmaceutical company focused on the development of new drugs to treat hormonal and reproductive system disorders. Both of our product candidates have exhibited strong efficacy results in every study completed to date, and we believe the studies presently underway or scheduled to start in 2012 will place both programs on a clear late stage clinical development path.

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

The Company believes Androxal® is highly differentiated from currently marketed testosterone treatments or those treatments in late stage development because it is an oral therapy and it treats the cause of secondary hypogonadism, which is inadequate pituitary hormones. We believe that by treating the cause of secondary hypogonadism Androxal® also has the potential to maintain reproductive status and potentially improve overall metabolic profiles.

We have recently completed a Phase 2B study of Androxal® in men with secondary hypogonadism, but naïve to testosterone treatment, at the Food and Drug Administration’s (the “FDA”) recommendation. We have since announced top line results of this study that Androxal® was generally well tolerated compared to placebo and there were no drug related serious adverse events that led to discontinuation. The FDA has granted us a Type C meeting to be held in the first half of May 2012 to discuss the Phase 3 study design and receive confirmation of the studies to be included in the drug dossier for a New Drug Application (“NDA”) submission. Following such meeting, we plan to proceed with Phase 3 studies.

We are also developing Proellex®, an orally administered selective blocker of the progesterone receptor in women, for the treatment of uterine fibroids and endometriosis. Uterine fibroids and endometriosis affect millions of women of reproductive age. Proellex® has shown statistically significant results in previous Phase 2 studies for endometriosis and uterine fibroids.  We have recently completed a low dose escalating study as permitted by the FDA, which was intended to determine both signals of efficacy and safety for low oral doses of the drug.  We recently announced that there was no evidence of elevations of liver enzymes over baseline, suggesting these lower doses avoid the type of adverse events seen at much higher doses in earlier studies. We plan to request a Type B meeting with the FDA on completion of the final clinical study report. Based on the present data and the strong efficacy signal in its previous Phase 2 studies, we hope to re-enter Phase 3 with low dose oral Proellex®. We believe a Type B meeting can be scheduled with the FDA during the second quarter of 2012. Following such meeting, we intend to commence a Phase 2/3 oral administration study for endometriosis in the third quarter of 2012.

The FDA has accepted an Investigational New Drug Application for vaginally delivered Proellex® and, as a result, we have commenced a Phase 1/2 vaginal administration study for uterine fibroids in the first quarter of 2012. Depending on the outcome of this study, we intend to commence a Phase 3 vaginal administration study for uterine fibroids in the fourth quarter of 2012.

As of December 31, 2011, we had accumulated losses of $191.7 million, approximately $4.6 million in cash and cash equivalents, and our accounts payable and accrued expenses were approximately $1.4 million. We believe we have sufficient funding to conduct the Phase 1/2, 2, 2B, 2/3 and 3 clinical trials either currently underway or planned to commence in 2012 through sometime in the second quarter of 2013; however, significant additional capital will be required for us to complete development of either of our product candidates. We continue to explore potential additional financing alternatives (including corporate partnering opportunities) that would provide sufficient funds to enable us to continue to develop our two product candidates through completion of all necessary clinical trials; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

Our Research and Development Program

Our product development pipeline is summarized in the table below:

Product Candidate (Indication) Androxal®	Status	Next Expected Milestone(s)
Secondary Hypogonadism	Phase 2B	Commence Phase 3 study (early Q3 2012)

Proellex®
Uterine Fibroids	Phase 2	Commenced a Phase 1/ 2 study (vaginal delivery) (Q1 2012) Commence Phase 3 study (vaginal delivery) (Q4 2012)

Endometriosis	Phase 2	Commence Phase 2/3 study (oral delivery) (Q3 2012)

Androxal®

Product Overview

Our primary product candidate, Androxal®, is a single isomer of clomiphene citrate and is an orally active proprietary small molecule compound. We are developing Androxal® for men of reproductive age with low testosterone levels. Androxal® treats the underlying mechanism that causes secondary hypogonadism and restores normal testicular function. Unlike testosterone replacement which suppresses testicular function, Androxal® does not impair the reproductive status of men being treated for low testosterone. In addition, we have completed a Phase 2 clinical trial of Androxal® as a potential treatment for improving glycemic control in hypogonadal men with Type 2 diabetes and the Company has no clinical trials planned for this indication in the immediate future.

Testosterone is an important male hormone. Testosterone deficiency in men is linked to several negative physical and mental conditions, including loss of muscle tone, reduced sexual desire and deterioration of memory and certain other cognitive functions. Testosterone production normally decreases as men age and this decline can be accelerated by obesity, sometimes leading to testosterone deficiency. The leading therapy for low testosterone is AndroGel®, a commercially available testosterone replacement cream marketed by Abbott Laboratories for the treatment of low testosterone, which we believe has had and continues to have significant sales in North America.

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

Androxal® acts centrally to restore testicular function and, hence, normal testosterone in the body. The administration of exogenous testosterone can restore serum testosterone levels, but does not restore testicular function and thereby generally leads to the cessation of or significant reduction in sperm production. Androxal®, by contrast, restores levels of both LH and FSH, which stimulate testicular testosterone and sperm production, respectively.

We tested Androxal® in two studies designed to show that Androxal® improved testosterone levels as well as AndroGel® in men with secondary hypogonadism. These studies indicated that Androxal® had a superior ability to improve testosterone levels when compared to AndroGel® and that the improvement was statistically significant. In the meeting held on November 8, 2010, the FDA determined that improved testosterone levels would be sufficient provided that both placebo and Androxal maintained sperm counts in a statistically significant manner as compared to an approved topical testosterone.

Androxal® will be required to undergo the full regulatory approval process, including pivotal Phase 3 trials and long-term Open Label Safety Studies as well as other requirements. Androxal® is closely related chemically to the drug, Clomid®, which is approved for use in women to treat certain infertility disorders. Clomid® contains both the trans and cis isomers of clomiphene citrate; Androxal® contains only the trans isomer. The FDA has indicated that testicular tumors, gynecomastia and adverse ophthalmologic events, which have been reported in males taking Clomid®, are potential risks that should be included in informed consent forms for our Androxal® clinical trials. We do not believe that Androxal® will present with the same adverse events given its reduced half-life in the human body as compared to Clomid®. In our preclinical studies and our clinical trials to date, we have observed no evidence of any of these events except for certain ophthalmologic events in our preclinical dog study at doses significantly higher than those administered in the clinical trials.

All clinical trial results are subject to review by the FDA and the FDA may disagree with our conclusions about safety and efficacy. We caution that the results discussed herein are based on data from non-pivotal trials and that any necessary pivotal Phase 3 and long-term Open Label Safety Trial data may not agree with these results which will be based upon significantly larger and more diverse patient populations treated for longer periods of time.

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

The Company has completed the Phase 2B trial which consisted of four arms; placebo, two doses of Androxal® and topical testosterone. In this study, at baseline the men exhibited morning testosterone less than 250 ng/dl and there was no statistical difference between the groups in testosterone at baseline. At the end of the three month dosing period, median morning testosterone levels were placebo (196 ng/dl), 12.5 mg Androxal® (432 ng/dl), 25 mg Androxal® (416 ng/dl) and Testim® (393 ng/dl). A comparison of final median morning testosterone in all three of the active arms to placebo showed them to be highly statistically different and there was no statistical difference observed between these active arms. This trial also showed that Androxal® was able to maintain sperm counts in men being treated for their low testosterone levels, whereas Testim® resulted in suppressed sperm levels.

Unlike testosterone replacement therapies, Androxal® maintains the normal daily rhythm of testosterone peaks and valleys. We previously conducted three studies in which 24 hour testosterone levels were obtained and, unlike topical testosterone, morning testosterone was the maximum concentration observed, consistent with the normal circadian rhythm in men. We combined the three studies into one analysis, which has been submitted for FDA review. This analysis provides evidence that one assessment of testosterone between 8 a.m. and 10 a.m. correlates to the maximum value of testosterone for a given subject on a given day. Additionally, we conducted one additional 24 hour study which showed that Androxal®’s action in maintaining the normal rhythm is both predictable and dose-dependent.

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

The current standards of care for uterine fibroids and endometriosis consist of surgery or short-term treatment with goanadotropin-releasing hormone (“GnRH”) agonists drugs, such as Lupron®. GnRH agonists induce a low estrogen, menopausal-like state and promote bone loss and are not recommended for use for more than six months.

We have conducted numerous studies with Proellex® dosing approximately 700 women with the drug. All Proellex® studies completed to date exhibited strong efficacy signals, whether in uterine fibroids or endometriosis. In a 120 patient study of Proellex® as a treatment of uterine fibroids conducted in the United States (roughly 40 subjects per arm), both a 12.5 and 25 mg dose of Proellex® were compared to placebo. In this study each of the 12.5 and 25 mg doses achieved highly statistically significant results when compared to placebo when menstrual bleeding was assessed (p<0.0001). The two doses also achieved highly statistically significant improvement in quality of life measures using the Uterine Fibroid Symptom Quality of Life questionnaire developed and validated by Georgetown University and used in the development of device like treatments of uterine fibroids such as uterine artery embolization. There was no statistical difference in efficacy measures between the two doses. Importantly, in the Phase 2 U.S. trial a significant percentage of women stopped menstruating. Proellex® resulted in the induction of amenorrhea (cessation of menses), which we believe is a strong surrogate signal of efficacy. Over 80% of women on both the 12.5 and 25 mg doses exhibited no menses during the three month trial, whereas all women on placebo exhibited at least one menses.

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

Low Dose Study

Pursuant to the terms of the partial clinical hold currently in place as a result of the liver toxicity exhibited by Proellex®, the FDA allowed us to run a single study to test low doses of Proellex® for signals of safety and efficacy. The study tested 5 different doses of Proellex® (1, 3, 6, 9 and 12 mg), with 1 mg being the first dose tested. Each dose was then compared to placebo with weekly assessments of liver function during both the placebo and drug period. Subjects were dosed with the active drug for 10 weeks, which allowed for adequate time to determine the impact of a given dose on trends in liver function. Each dose was tested in up to 12 different subjects and assessment of pharmacokinetic parameters was obtained at the start of dosing and the end of the dosing period to determine overall and maximum drug exposure for a given dose. We also monitored changes in menstrual bleeding patterns and ovulation as well as changes in endometrial thickness. The FDA required that an independent Drug Safety Monitoring Board be established and that the informed consent clearly state the liver toxicity previously experienced with Proellex®. We have recently completed this study and have announced that there was no evidence of elevations of liver enzymes over baseline, suggesting these lower doses avoid the type of adverse events seen at much higher doses in earlier studies.

We plan to request a Type B meeting with the FDA on completion of the final clinical study report. Following such meeting, we intend to commence a Phase 2/3 oral administration study for endometriosis in the third quarter of 2012. We believe that the induction of amenorrhea in the low dose trial provides strong evidence for efficacy warranting further development.

Vaginal Administration

We are assessing vaginal administration of Proellex® to avoid first pass liver effects and achieve higher reproductive tract concentrations of the drug while minimizing systemic exposure. We reported results from two in vivo animal studies which confirmed reduced maximum circulating concentrations of the drug when administered vaginally, as well as efficacy signals at substantially lower doses than oral administration. Based on the outcome of dose optimization and vaginal irritation studies and a pre-IND meeting with the FDA, we submitted to the FDA an IND for uterine fibroids in November of 2011 for an initial Phase 1/2 study. The FDA has since accepted an IND for vaginally delivered Proellex® and, as a result, we have commenced a Phase 1/2 vaginal administration study for uterine fibroids in the first quarter of 2012. Depending on the outcome of our planned Phase 1/2 vaginal administration study for uterine fibroids, we intend to commence a Phase 3 vaginal administration study for uterine fibroids in the fourth quarter of 2012.

Second Generation Compound

We believe we understand the cause of the liver toxicity observed at high doses in the prior Phase 3 Proellex® studies. Our hypothesis is that liver adverse events are associated with a specific part of the chemical structure of Proellex®. To that end, we have synthesized new but related molecules that we believe are devoid of the specific toxicity-causing part of the chemical structure of Proellex® and initial preclinical screening has begun. If we are successful in identifying such a molecule, we believe we will be able to achieve high oral doses and systemic exposure, opening the path to aggressive anti-progestin therapy for conditions such as breast cancer. Screening of the potential new molecules is ongoing.

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

Business Strategy

We plan to focus our clinical program on (i) conducting Phase 3 secondary hypogonadism trials for Androxal®, (ii) conducting a Phase 1/2 vaginal administration trial, and a potential Phase 3 trial, for Proellex® for uterine fibroids and (iii) conducting a Phase 2/3 trial for Proellex® for endometriosis. We anticipate that our current liquidity will be sufficient to conduct all of these planned studies into the second quarter of 2013; however, significant additional capital will be required for us to complete the studies and development of either of our product candidates. We will continue to explore corporate partnering opportunities for assistance in the clinical development funding and commercialization of our products, as appropriate; however, there can be no assurance that an acceptable corporate partnering opportunity will be successfully completed or that we will be successful in raising the additional funds.

Research and Development

We have limited resources and utilize consultants and outside entities to perform clinical development and limited research activities in connection with preclinical studies and clinical trials. Our primary research and development (“R&D”) expenses for 2011 were for the payment for clinical sites and consultants in connection with our clinical trials of Androxal® and Proellex®. We believe that these expenses will continue to be our primary R&D expenses in 2012.

Proellex® License Agreement with the National Institutes of Health

In 1999, we licensed rights to Proellex® from the National Institutes of Health (“NIH”), under an exclusive, worldwide license in the field of treatment of human endocrinologic pathologies or conditions in steroid-sensitive tissues which expires upon the expiration of the last licensed patent, currently 2017. This license agreement contains numerous detailed performance obligations, with time sensitive dates for compliance, relating to clinical development and commercialization activities required by us or our designated third-party providers, as well as additional financial milestones and royalties. If we fail to achieve the benchmarks specified in the commercial development plan attached to the license agreement or meet payment obligations, the NIH can terminate the license agreement and we lose our rights to develop and commercialize Proellex®. We and the NIH periodically update the commercial development plan. There can be no assurance that we will be able to meet any or all of the performance objectives in the future on a timely basis or at all, or that, if we fail to meet any of such objectives, the NIH will agree to revised objectives. The NIH also has the ability to terminate the agreement for an uncured material breach of the agreement, if we do not keep Proellex® reasonably available to the public after commercial launch or if we cannot reasonably satisfy unmet health and safety needs, among other reasons.

We provide annual updates to the NIH on the progress of our development of Proellex®. Based on our interaction with the NIH to date, we believe our license and relationship with the NIH are in good standing.

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

Manufacturing

We have a supply agreement with Diagnostic Chemical Limited, doing business as BioVectra, for the supply of the bulk active pharmaceutical ingredient used in Androxal®. This agreement runs through July of 2013, subject to automatic one year renewals and the ability of either party to terminate upon 12 months prior notice. We have obtained all of our supply of Androxal® to date from BioVectra. We have not faced any material problems with BioVectra in supplying us with necessary quantities of Androxal® for our clinical trials and anticipate utilizing them for the remainder of our clinical supply and for commercial production if Androxal® is approved for sale. Though our relationship with BioVectra remains good, we believe that alternate manufacturers capable of manufacturing Androxal® could be identified if necessary.

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

Under a license agreement with the NIH, we have exclusive rights to four issued U.S. patents, which expire in 2017, two pending U.S. patent applications, and several foreign patents and pending applications made by the NIH regarding Proellex®. We also have five pending U.S. patent applications, four foreign PCT applications and 45 foreign pending patent applications that cover various formulations of Proellex® and methods for using Proellex®.

Therapeutic uses of our Androxal® product candidate are covered in the United States by four issued U.S. patents and six pending patent applications. Foreign coverage of therapeutic uses of our Androxal® product candidate includes 46 issued foreign patents and 62 foreign pending patent applications. The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of diabetes mellitus type 2, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Androxal® (the trans-isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. We requested re-examination of one of these patents by the U.S. Patent and Trademark Office (“PTO”) based on prior art. The patent holder amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims were patentable in view of those publications under consideration and a re-examination certificate was issued. We subsequently filed a second request for re-examination by the PTO in light of a number of additional publications. The request was granted and all of the claims were finally rejected by the PTO in the re-examination. The patent holder appealed the rejections to the PTO Board of Patent Appeals and Interferences (the “PTO Board”) which ultimately reversed the rejections of several dependent claims in view of those publications under consideration. The patent holder filed a Notice of Appeal to the Federal Circuit on September 28, 2010 contesting the rejections maintained by the PTO Board. A decision was rendered by the Federal Circuit on December 12, 2011, affirming the rejection of the appealed claims. We expect that a re-examination certificate will be issued confirming the patentability of the remaining claims; however, if such a re-examination certificate were to issue, we believe that our development of Androxal® would not infringe any of the remaining claims and that all of the remaining claims are invalid on various grounds including additional prior art publications. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. Nevertheless, there is no assurance that either patent will ultimately be found invalid over the prior art. If such patents are not invalidated by the PTO or a court of competent jurisdiction, we may be required to obtain a license from the holder of such patents in order to develop Androxal® further. If such licenses were not available on acceptable terms, or at all, we may not be able to successfully commercialize or out-license Androxal®.

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

Our main competitors for the treatment of testosterone deficiency are the testosterone replacement therapies currently being marketed. The current standard of care is AndroGel®, a topical gel for the replacement of testosterone. AndroGel® is marketed by Abbott Laboratories (“Abbott”). There is another topical gel, Testim®, currently marketed by Auxilium Pharmaceuticals, and a transdermal patch, AndroDerm®, marketed by Watson Pharmaceuticals. Eli Lilly and Company also entered into a licensing agreement with a third party for a late stage topical testosterone treatment called Axiron®, which has recently become available in pharmacies. In addition, other companies such as QTRX Pharmaceuticals and Clarus Therapeutics, Inc. are developing other products that would compete with Androxal®. We believe we can compete with AndroGel® and the other replacement therapies because we believe that Androxal®, besides being the only late stage oral therapy, is the only drug in development that normalizes testicular function and may provide additional metabolic benefits. Based on our clinical trial supply cost to date, we currently expect that Androxal®, if approved, can compete favorably on a cost basis with current testosterone replacement therapies.

Our main competitors for the treatment of uterine fibroids and endometriosis are GnRH agonists, especially Lupron®, the current therapeutic standard of care for uterine fibroids. Lupron® is marketed by Abbott, which has far greater resources and marketing capabilities than we have. Recently Abbott has licensed a Phase 3-ready molecule from Neurocrine Biosciences for the treatment of endometriosis. Gedeon Richter and Watson Pharmaceuticals have also entered into an exclusive license agreement to develop and market Esmya™ (an orally active selective progesterone receptor modulator) in the U.S. and Canada. In addition, surgical treatment of both uterine fibroids and endometriosis competes with Proellex® by removing uterine fibroids and by removing misplaced tissue in women with endometriosis. We believe we can potentially compete with Lupron® and other GnRH agonists because we believe that Proellex® will not present the same side effect of a decrease in bone mineral density given its specific focus on progesterone inhibition, which differentiates it from GnRH agonists that create a low estrogen state. There are additional companies developing similar progesterone-blocking technology.

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

The standard process required by the FDA before a pharmaceutical agent may be marketed in the United States includes: (1) preclinical tests; (2) submission to the FDA of an IND application which must become effective before human clinical trials may commence; (3) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended application; (4) submission of a new drug application (an “NDA”), to the FDA; and (5) FDA approval of the NDA prior to any commercial sale or shipment of the drug.

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

Phase 3 clinical trials are undertaken to further evaluate clinical efficacy and to test further for safety within an expanded patient population at geographically dispersed clinical study sites. Phase 1, Phase 2 or Phase 3 testing may not be completed successfully within any specific time period, if at all, with respect to any products being tested by a sponsor. Furthermore, the FDA or the Investigational Review Board may suspend clinical trials at any time on various grounds, including a finding that the healthy volunteers or patients are being exposed to an unacceptable health risk. This was evidenced when Proellex®, our product candidate for uterine fibroids and endometriosis, was placed on clinical hold by the FDA in summer 2009 due to liver toxicity data resulting from our clinical trials. Though the full clinical hold has been upgraded to a partial clinical hold, there can be no assurance that the partial hold will be lifted at any time.

Even if regulatory approvals for any products we may develop are obtained, we, our potential collaborators, our products, and the facilities manufacturing our products would be subject to continual review and periodic inspection. The FDA will require post-marketing reporting to monitor the safety of our products. Each drug-manufacturing establishment supplying the United States must be registered with the FDA. Manufacturing establishments are subject to periodic inspections by the FDA and must comply with the FDA’s requirements regarding current Good Manufacturing Practices (“GMP”). In complying with current GMP, manufacturers must expend funds, time and effort in the area of production and quality control to ensure full technical compliance. We do not have any drug manufacturing capabilities and must rely on outside firms for this capability. The FDA stringently applies regulatory standards for manufacturing. Identification of previously unknown problems with respect to a product, manufacturer or facility may result in restrictions on the product, manufacturer or facility, including warning letters, suspensions of regulatory approvals, operating restrictions, delays in obtaining new product approvals, withdrawal of the product from the market, product recalls, fines, injunctions and criminal prosecution.

Before any products we develop could be marketed outside of the United States, they would be subject to regulatory approval similar to FDA requirements in the United States, although the requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary widely from country to country. No action can be taken to market any drug product in a country until the regulatory authorities in that country have approved an appropriate application. FDA approval does not assure approval by other regulatory authorities. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In some countries, the sale price of a drug product must also be approved. The pricing review period often begins after market approval is granted. Even if a foreign regulatory authority approves any products we develop, no assurance can be given that it will approve satisfactory prices for the products.

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

The Hatch-Waxman Act

Under the U.S. Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, newly approved drugs and indications benefit from a statutory period of non-patent marketing exclusivity. The Hatch-Waxman Act provides five year marketing exclusivity to the first applicant to gain approval of an NDA for a new chemical entity (“NCE”), meaning that the FDA has not previously approved any other new drug containing the same active ingredient. Both of our current product candidates are considered NCEs. The Hatch-Waxman Act prohibits approval of an abbreviated new drug application (“ANDA”), for a generic version of the drug during the five-year exclusivity period. Protection under the Hatch-Waxman Act will not prevent the filing or approval of another full NDA, however, the applicant would be required to conduct its own adequate and well-controlled clinical trials to demonstrate safety and effectiveness. The Hatch-Waxman Act also provides three years of marketing exclusivity for the approval of new NDAs with new clinical trials for previously approved drugs and supplemental NDAs, for example, for new indications, dosages, or strengths of an existing drug, if new clinical investigations are essential to the approval. This three year exclusivity covers only the new changes associated with the supplemental NDA and does not prohibit the FDA from approving ANDAs for drugs containing the original active ingredient or indications.

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

Litigation

See Item 3 of Part I of this Annual Report on Form 10-K for our fiscal year ended December 31, 2011.

Employees and Consultants

Employees

At December 31, 2011, we had 13 full-time employees. We also utilize consultants as well as contract research organizations and other outside specialty firms for various services such as preclinical and clinical trial support, manufacturing, regulatory approval advice and accounting and human resource management. We believe our relationship with our employees is good.

Scientific Advisors and Consultants

We benefit from consultation with prominent scientists active in fields related to our technology. For this purpose, we have part-time consulting relationships with a number of scientific advisors. At our request, these advisors review the feasibility of product development programs under consideration, provide advice about advances in areas related to our technology and aid in recruiting personnel. All of the advisors are employed by academic institutions or other entities and may have commitments to or advisory agreements with other entities that limit their availability to us. Our advisors are required to sign an agreement providing that, if appropriate, they are to disclose and assign to us any ideas, discoveries and inventions they develop in the course of providing consulting services. We also use consultants for various administrative needs. None of our advisors are otherwise affiliated with us.

In addition to the advisors described above, we continue to engage U.S. contract research organizations for data management for the conduct of clinical trials. Under our arrangements with these contract research organizations, we design the protocols for the clinical trials and direct the contract research organizations in their efforts. We own all of the data associated with the clinical trials.

Recent Developments

On February 1, 2012, we completed a registered direct offering to certain institutional investors, including certain existing shareholders, of 2,463,537 shares of our common stock at a price per share of $4.50. Net proceeds to us, after deducting placement agent's fees and offering expenses, were approximately $10.3 million.

On February 27, 2012, the Company announced that the FDA has granted a meeting with the Company to discuss the design of pivotal Phase 3 efficacy studies for Androxal® as well as the components of the overall drug development program required for NDA submission. The meeting has been scheduled for the first half of May, 2012.

Available Information

Our Internet site (www.reprosrx.com) makes available free of charge to all interested parties our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as well as all other reports and schedules filed electronically with the Securities and Exchange Commission (the “SEC” or “Commission”), as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Interested parties may also find reports, proxy and information statements and other information on issuers that file electronically with the SEC at the SEC's Internet site (http://www.sec.gov).

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

Risks Relating to Our Business

Our ability to continue as a going concern may require that we raise additional funds no later than the second quarter of 2013, without which we may need to cease our business operations and begin liquidation proceedings.

Our ability to continue as a going concern is dependent upon our ability to obtain additional financing no later than the second quarter of 2013 based upon our current expense and revenue assumptions. If our expenses are greater than expected or our revenues are less than expected, we may be required to raise additional funds prior to that time. We will continue to explore various financing alternatives to address our liquidity needs. No assurance can be given that we will be successful in obtaining additional financing on acceptable terms or at all. We anticipate that if we are able to secure additional financing, that such financing will result in significant dilution of the ownership interests of our stockholders and may provide certain rights to the new investors senior to the rights of our current stockholders, including but not limited to, voting rights and rights to proceeds in the event of a sale or liquidation of the Company. We expect to continue to incur significant losses for the foreseeable future, and we may never achieve or sustain profitability. In the event that we are unable to obtain adequate financing to conduct operations, we may need to cease our business operations and begin liquidation proceedings. If we need to liquidate our assets, we would likely realize significantly less from them than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to any secured and unsecured creditors before any funds would be available to pay our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we were required to liquidate, it is highly unlikely that stockholders would receive any value for their shares.

If we fail to obtain the capital necessary to fund our operations, we may have to delay, reduce or eliminate our research and development programs or commercialization efforts, dispose of assets or liquidate.

We expect to make additional capital outlays and to increase operating expenditures over the next several years to support our preclinical development and clinical trial activities, particularly with respect to clinical trials for Androxal® and Proellex®. Based on our current and planned clinical programs, we expect to need to raise additional capital no later than the second quarter of 2013 or earlier if our expenses are greater than anticipated. We will continue to seek additional funding through public or private financings, including equity or debt financings, and/or through other means, including collaborations and license agreements. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. If adequate funds are not available to us, we may be required to:

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

Before we can obtain regulatory approval for the commercial sale of any product candidate that we develop, we are required to complete preclinical development and extensive clinical trials in humans to demonstrate its safety and efficacy. To date, long-term safety and efficacy have not been demonstrated in clinical trials for any of our product candidates and, in fact, our product candidate Proellex® is currently on partial clinical hold with the FDA due to safety issues experienced in our earlier Phase 2 and Phase 3 clinical trials for endometriosis and uterine fibroids, respectively.

In addition, previous clinical trials for Androxal® have been conducted only in limited numbers of patients that may not fully represent the diversity present in larger populations. In addition, these studies have not been subjected to the exacting design requirements typically required by FDA for pivotal trials. Thus the limited data we have obtained may not predict results from studies in larger numbers of patients drawn from more diverse populations, and may not predict the ability of Androxal® to treat Type 2 diabetes or testosterone deficiency. Furthermore, the only data that we obtained to date relating to Androxal® is to treat testosterone deficiency. We will be required to demonstrate through larger-scale clinical trials that these product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale.

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

We have experienced significant operating losses in each fiscal year since our inception. As of December 31, 2011, we had accumulated losses of $191.7 million, approximately $4.6 million in cash and cash equivalents, and our accounts payable and accrued expenses were approximately $1.4 million. We expect to continue incurring net losses and we may not achieve or maintain profitability for some time if at all. As we increase expenditures for the clinical development of our products, we expect our total operating losses to increase for at least the next few years. Our ability to achieve profitability will depend on, among other things, successfully completing the development of our products, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others that possess such capabilities, and raising sufficient funds to finance our activities. There can be no assurance that we will be able to achieve profitability or that profitability, if achieved, can be sustained.

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

Failure to initiate additional clinical trials or delays in existing clinical trials of Androxal® and Proellex®, and failure of the FDA to lift the partial clinical hold on Proellex®, or unfavorable results or decisions or negative perceptions regarding any of such clinical trials, could cause our stock price to decline significantly.

We are thinly staffed and highly dependent on a limited number of management persons and key personnel, and if we lose these members of our team or are unable to attract and retain additional qualified personnel, our future growth and ability to compete would suffer.

The competition for qualified personnel in the biopharmaceutical field is intense, and our future success depends upon our ability to attract, retain and motivate highly skilled scientific, technical and managerial employees. We had only 13 full-time employees at December 31, 2011, including Joseph S. Podolski. We are highly dependent on our professional staff for the management of our company and the development of our technologies. Mr. Podolski has an employment agreement with us. There can be no assurance that any of these employees will remain with us through development of our current product candidates. The loss of the services of any of our employees could delay or curtail our research and product development efforts.

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

Risks Relating to Our Product Development Efforts

Changes in existing regulations and the adoption of new regulations may increase our costs and otherwise adversely affect our business, results of operations and financial condition.

Our research and development activities, preclinical studies and clinical trials, and the manufacturing, marketing and labeling of any products we may develop, are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries. Additional government regulation may be established that could prevent or delay regulatory approval of our product candidates or materially increase our costs. Delays in obtaining or rejections of regulatory approvals would adversely affect our ability to commercialize any product candidate we develop and our ability to receive product revenues or to receive milestone payments or royalties from any product rights we might license to others. If regulatory approval of a product candidate is granted, the approval may include significant limitations on the indicated uses for which the product may be marketed or may be conditioned on the conduct of post-marketing surveillance studies.

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

Many of these factors that may lead to a delay, suspension or termination of clinical testing of a current or potential product candidate may also ultimately lead to denial of regulatory approval of a current or potential product candidate. In fact, the FDA placed Proellex® on clinical hold in summer 2009 due to liver toxicity data resulting from our clinical trials. Though the full clinical hold has been upgraded to a partial clinical hold, there can be no assurance that the partial hold will be lifted at any time.

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

There can be no assurance that, if our clinical trials for Androxal® and Proellex® are successfully completed, we will be able to submit an NDA, to the FDA or that any NDA we submit will be approved by the FDA in a timely manner, if at all. After completing clinical trials for a product candidate in humans, a drug dossier is prepared and submitted to the FDA as an NDA, and includes all preclinical studies and clinical trial data relevant to the safety and effectiveness of the product at the suggested dose and duration of use for the proposed indication, in order to allow the FDA to review such drug dossier and to consider a product candidate for approval for commercialization in the United States. If we are unable to submit an NDA with respect to Androxal® or Proellex®, or if any NDA we submit is not approved by the FDA, we will be unable to commercialize that product. The FDA can and does reject NDAs and requires additional clinical trials, even when drug candidates achieve favorable results in large-scale Phase 3 clinical trials. If we fail to commercialize Androxal® or Proellex®, we may be unable to generate sufficient revenues to continue operations or attain profitability and our reputation in the industry and in the investment community would likely be damaged.

We rely on third parties to conduct clinical trials for our product candidates, and their failure to timely and properly perform their obligations may result in costs and delays that prevent us from obtaining regulatory approval or successfully commercializing our product candidates.

We rely on independent contractors, including researchers at clinical research organizations (“CROs”), and universities, in certain areas that are particularly relevant to our research and product development plans, such as for data management for the conduct of clinical trials. The competition for these relationships is intense, and we may not be able to maintain our relationships with them on acceptable terms. Independent contractors generally may terminate their engagements at any time, subject to notice. As a result, we can control their activities only within certain limits, and they will devote only a certain amount of their time conducting research on and trials of our product candidates and assisting in developing them. If they do not successfully carry out their duties under their agreements with us, fail to inform us if these trials fail to comply with clinical trial protocols, or fail to meet expected deadlines, our clinical trials may need to be extended, delayed or terminated. We may not be able to enter into replacement arrangements without undue delays or excessive expenditures. If there are delays in testing or regulatory approvals as a result of the failure to perform by our independent contractors or other outside parties, our drug development costs will increase and we may not be able to attain regulatory approval for or successfully commercialize our product candidates.

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

The risk of accidental contamination or injury resulting from our handling and disposing of hazardous materials and chemicals may expose us to litigation.

Our research and development involves the controlled use of hazardous materials and chemicals. Although we believe that our procedures for handling and disposing of those materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If such an accident occurs, we could be held liable for resulting damages, which could have a material adverse effect on us.

Risks Relating to Manufacturing Our Products

We currently rely on third-party manufacturers and other third parties for production of our product candidates, and our dependence on these manufacturers may impair the development of our product candidates.

Currently, we do not have the ability internally to manufacture the product candidates that we need to conduct our clinical trials. We terminated our supply agreement with Gedeon Richter for the manufacturing of Proellex® due to the clinical hold imposed by the FDA in August 2009; however, we have a large supply of Proellex® currently available for our current and planned clinical trial efforts. In the event we require an additional supply of Proellex®, we believe that we have maintained a good relationship with Gedeon Richter and that an agreement could be reached with Gedeon Richter to provide such supply when and if needed, but we cannot assure you this will be the case.

We have a supply agreement with Diagnostic Chemical Limited, doing business as BioVectra, for the supply of the bulk active pharmaceutical ingredient used in Androxal®. This agreement runs through July of 2013, subject to automatic one year renewals and the ability of either party to terminate upon 12 months prior notice. We have obtained all of our supply of Androxal® to date from BioVectra. We have not faced any material problems with BioVectra in supplying us with our necessary quantities of Androxal® for our clinical trials and anticipate utilizing them for commercial production if Androxal® is approved. The Company believes that should an issue with BioVectra arise an alternative supplier could be identified, but we cannot assure you this will be the case.

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

Identification of previously unknown problems with respect to a product, manufacturer or facility may result in restrictions on the product, manufacturer or facility.

The FDA stringently applies regulatory standards for the manufacturing of our products. Identification of previously unknown problems with respect to a product, manufacturer or facility may result in restrictions on the product, manufacturer or facility, including warning letters, suspensions of regulatory approvals, operating restrictions, delays in obtaining new product approvals, withdrawal of the product from the market, product recalls, fines, injunctions and criminal prosecution. Any of the foregoing could have a material adverse effect on us.

Our product candidates have only been manufactured in small quantities to date, and we may face delays or complications in manufacturing quantities of our product candidates in sufficient quantities to meet the demands of late stage clinical trials and marketing.

We cannot assure that we will be able to successfully increase the manufacturing capacity or scale-up manufacturing volume per batch, whether on our own or in reliance on third-party manufacturers, for any of our product candidates in a timely or economical manner, or at all. To date our product candidates have been manufactured exclusively by third parties in small quantities for preclinical studies and clinical trials. Future clinical trials of our product candidates, if any, will require increased quantities for future commercial sales in the event that such product candidates are approved by the FDA or foreign regulatory bodies. Significant scale-up of manufacturing requires certain additional developmental work, which the FDA must review and approve to assure product comparability. If we or our third-party manufacturers are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in supply of that product candidate.

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

In the United States and elsewhere, sales of pharmaceutical products depend in significant part on the availability of reimbursement to the consumer from third-party payers, such as government and private insurance plans. Third-party payers are increasingly challenging the prices charged for medical products and services. It will be time consuming and expensive for us to go through the process of seeking reimbursement from Medicaid, Medicare and private payers for Proellex® and Androxal®. Our products may not be considered cost effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis. The passage of the Medicare Prescription Drug and Modernization Act of 2003 imposes requirements for the distribution and pricing of prescription drugs, which may negatively affect the marketing of our potential products.

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

In many foreign markets, including the countries in the European Union, pricing of pharmaceutical products is subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing controls. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our profitability.

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

Our main competitors for the treatment of testosterone deficiency are the testosterone replacement therapies currently being marketed. The current standard of care is AndroGel®, a topical gel for the replacement of testosterone developed by Solvay Pharmaceuticals (which was acquired by Abbott Laboratories). Abbott is a much larger company than we are, with greater resources and marketing ability. Androxal® would also compete with other forms of testosterone replacement therapies such as oral treatments, patches, injectables and a tablet applied to the upper gum. There is another topical gel currently marketed by Auxilium Pharmaceuticals called Testim®, and a transdermal patch marketed by Watson Pharmaceuticals called AndroDerm®. Eli Lilly and Company also entered into a licensing agreement with a third party for a late stage topical testosterone treatment called Axiron®, which has recently become available in pharmacies. There can be no assurance that our product candidates will be more successful than competitive products. In addition, other potential competitors may be developing testosterone therapies similar to ours.

The main therapeutic products competitive with Proellex® for the treatment of uterine fibroids and endometriosis are GnRH agonists, including Lupron® and the use of approved progestin-based contraceptives for the treatment of endometriosis. In addition, surgical treatment of both uterine fibroids and endometriosis would compete with Proellex®, if approved, by removing uterine fibroids and by removing misplaced tissue in women with endometriosis. Furthermore, Abbott has recently licensed a Phase 3–ready molecule from Neurocrine Biosciences Inc. for the treatment of endometriosis. Gedeon Richter and Watson Pharmaceuticals have also entered into an exclusive license agreement to develop and market Esmya™ (an orally selective progesterone receptor modulator) in the U.S. and Canada.

Risks Relating to Our Intellectual Property

There is a third party individual patent holder that claims priority over our patent application for Androxal®.

A third party individual holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. We requested re-examination of one of these patents by the U.S. Patent and Trademark Office (“PTO”) based on prior art. The patent holder amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims were patentable in view of those publications under consideration and a re-examination certificate was issued. We subsequently filed a second request for re-examination by the PTO in light of a number of additional publications. The request was granted and all of the claims were finally rejected by the PTO in the re-examination. The patent holder appealed the rejections to the PTO Board of Patent Appeals and Interferences (the “PTO Board”) which ultimately reversed the rejections of several dependent claims in view of those publications under consideration. The patent holder filed a Notice of Appeal to the Federal Circuit on September 28, 2010 contesting the rejections maintained by the PTO Board. A decision was rendered by the Federal Circuit on December 12, 2011, affirming the rejection of the appealed claims. We expect that a re-examination certificate will be issued confirming the patentability of the remaining claims; however, if such a re-examination certificate were to issue, we believe that our development of Androxal® would not infringe any of the remaining claims and that all of the remaining claims are invalid on various grounds including additional prior art publications. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. Nevertheless, there is no assurance that either patent will ultimately be found invalid over the prior art. If such patents are not invalidated by the PTO or a court of competent jurisdiction, we may be required to obtain a license from the holder of such patents in order to develop Androxal® further. If such licenses were not available on acceptable terms, or at all, we may not be able to successfully commercialize or out-license Androxal®.

We licensed our rights to Proellex® from the NIH and our inability to fulfill our commitments and obligations under such license may result in forfeiture of our rights.

Our rights to Proellex® are licensed exclusively to us from the NIH under a license agreement. This license agreement contains numerous detailed performance obligations, with time sensitive dates for compliance, relating to clinical development and commercialization activities required by us or our designated third-party providers, as well as additional financial milestones and royalties. Failure to achieve the benchmarks specified in the commercial development plan attached to the license agreement or meet payment obligations could result in termination of the license agreement and the loss of our rights to develop and commercialize Proellex®. We periodically update the commercial development plan as such plans evolve. There can be no assurance that we will be able to meet any or all of the performance objectives in the future on a timely basis or at all, or that, if we fail to meet any of such objectives, the NIH will agree to revised objectives. The NIH also has the ability to terminate the agreement for an uncured material breach of the agreement, if we do not keep Proellex® reasonably available to the public after commercial launch or if we cannot reasonably satisfy unmet health and safety needs, among other reasons.

There can be no assurance that our manufacture, use or sale of our product candidates will not infringe on the patent rights of others.

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

The trading price of our common stock has been highly volatile. Since January 1, 2010 through March 15, 2012, the sale price of our stock price has fluctuated from a low of $1.11 to a high of $6.85. The market price for our common stock and warrants will be affected by a number of factors, including:

•	the denial or delay of regulatory clearances or approvals of our drug candidates or receipt of regulatory approval of competing products;

•	our ability to accomplish clinical, regulatory and other product development milestones;

•	the ability of our product candidates, if they receive regulatory approval, to achieve market success;

•	the performance of third-party manufacturers and suppliers;

•	actual or anticipated variations in our results of operations or those of our competitors;

•	developments with respect to patents and other intellectual property rights;

•	sales of common stock or other securities by us or our stockholders in the future;

•	additions or departures of key scientific or management personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;

•	trading volume of our common stock and warrants;

•	investor perceptions about us and our industry;

•	public reaction to our press releases, other public announcements and SEC and other filings;

•	the failure of analysts to cover our common stock, or changes in analysts’ estimates or recommendations;

•	the failure by us to meet analysts’ projections or guidance;

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors; and

•	the other factors described elsewhere in these “Risk Factors” or the section titled “Risk Factors” contained in our other public filings.

The stock prices of many companies in the biotechnology industry have experienced wide fluctuations that have often been unrelated to the operating performance of these companies. Following periods of volatility in the market price of a company’s securities, securities class action litigation often has been initiated against a company. If any class action litigation is initiated against us, we may incur substantial costs and our management’s attention may be diverted from our operations, which could significantly harm our business.

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

ITEM 3.     Legal Proceedings

On March 1, 2010, we were served with a lawsuit where we were named as a co-defendant along with one of our clinical regulatory service providers (“CRO”) relating to the Proellex® clinical trial study.  The lawsuit was filed in the State of Tennessee, 30th Judicial District Chancery Court at Memphis by an investigator and claims that the CRO did not pay it amounts owing to it relating to the Proellex® study.  We did not engage the investigator and under our agreement with the CRO, we believe the CRO is responsible for any such costs or damages regarding such lawsuit.  Pursuant to a Settlement Agreement and Mutual Release entered into in October 2009, such CRO, on behalf of itself and its agents, released us from all claims which could be asserted by them against us.  We believe such release covers the claims set forth in this lawsuit. The CRO failed to respond to the lawsuit, and a default judgment was entered against it in the amount of $172,901.29. We intend to vigorously defend any and all claims asserted by the investigator. An estimate of the possible costs or expenses to defend ourselves in this matter or risk of exposure under the litigation cannot be made at this time. See “Patents and Proprietary Information” in Item 1 for a description of judicial and regulatory proceedings involving patent matters.

ITEM 4.    MiNE SAFETY DISCLOSURES

Not applicable.

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

	Price Range
	High	Low
2010
First Quarter	$4.88	$2.52
Second Quarter	4.52	1.44
Third Quarter	2.68	1.12
Fourth Quarter	4.56	1.11

2011
First Quarter	$6.85	$2.37
Second Quarter	6.49	4.52
Third Quarter	6.74	3.70
Fourth Quarter	5.48	3.34

2012
First Quarter (January 1st through March 15th)	$5.36	$3.73

All of the foregoing prices reflect interdealer quotations, without retail mark-up, markdowns or commissions and may not necessarily represent actual transactions in the common stock.

On March 15, 2012, the last sale price of our common stock, as reported by the Nasdaq Capital Market, was $4.30 per share. On March 15, 2012, there were approximately 160 holders of record and approximately 3,000 beneficial holders of our common stock.

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

	12/06	12/07	12/08	12/09	12/10	12/11

Repros Therapeutics Inc.	100.00	73.91	83.43	6.32	6.03	9.56
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
NASDAQ Pharmaceutical	100.00	90.99	84.71	95.64	100.10	110.44

ITEM 6.   sELECTED CONSOLIDATED FINANCIAL DATA

The statement of operations data for the years ended December 31, 2011, 2010 and 2009, and the balance sheet data as of December 31, 2011 and 2010, have been derived from our financial statements, included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2008 and 2007, and the balance sheet data as of December 31, 2009, 2008 and 2007 have been derived from our financial statements not included in this annual report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below have been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read with our financial statements, including notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report on Form 10-K.

STATEMENTS OF OPERATIONS DATA: (In thousands, except per share data)
	2011	2010	2009	2008	2007
Revenues and Other Income
Interest income	$2	$—	$4	$433	$1,508
Other income	—	421	547	—	—
Total revenues	2	421	551	433	1,508
Expenses:
Research and development	8,682	2,904	23,062	22,575	12,420
General and administrative	3,811	2,285	4,723	3,060	2,788
Total expenses	12,493	5,189	27,785	25,635	15,208
Net loss	$(12,491)	$(4,768)	$(27,234)	$(25,202)	$(13,700)

Net loss per share – basic and diluted (1)(2)	$(1.04)	$(0.59)	$(6.28)	$(7.54)	$(4.38)
Shares used in loss per share calculation(2)	11,961	8,057	4,336	3,343	3,131

(1)	See "Note 2. Summary of Significant Accounting Policies" of Notes to our Consolidated Financial Statements incorporated by reference into this prospectus for a description of the computation of loss per share.

(2)	The basic and diluted net loss per share and shares used in loss per share calculation have been adjusted to reflect the one-for-four reverse stock split that was effected on October 14, 2010.

BALANCE SHEET DATA: (In thousands)
	2011	2010	2009	2008	2007

Cash, cash equivalents and marketable securities	$4,565	$2,957	$1,886	$19,470	$25,903
Total assets	6,064	4,465	2,960	22,603	27,599
Deficit accumulated during the development stage	(191,735)	(179,244)	(174,476)	(147,242)	(122,040)
Total stockholders' equity	$4,666	$3,167	$562	$15,614	$24,060

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

Overview

The Company was organized on August 20, 1987. We are a development stage biopharmaceutical company focused on the development of new drugs to treat hormonal and reproductive system disorders.

Our primary product candidate, Androxal®, is a single isomer of clomiphene citrate and is an orally active proprietary small molecule compound. We are developing Androxal® for men of reproductive age with low testosterone levels. Androxal® treats the underlying mechanism that causes secondary hypogonadism and restores normal testicular function. In addition, we have completed a Phase 2 clinical trial of Androxal® as a potential treatment for Type 2 diabetes and the Company has no clinical trials planned for this indication in the immediate future.

We have recently completed a Phase 2B study of Androxal® in men with secondary hypogonadism, but naïve to testosterone treatment, at the FDA’s recommendation. We have since announced top line results of this study that Androxal® was generally well tolerated compared to placebo and there were no drug related serious adverse events that led to discontinuation. The FDA has granted us a Type C meeting to be held in the first half of May 2012 to discuss the Phase 3 study design and receive confirmation of the studies to be included in the drug dossier for a New Drug Application (“NDA”) submission. Following such meeting, we plan to proceed with Phase 3 studies.

Proellex®, our product candidate for female reproductive health, is a new chemical entity that acts as a selective blocker of the progesterone receptor and is being developed for the treatment of symptoms associated with uterine fibroids and endometriosis. We have conducted numerous studies with Proellex® dosing approximately 700 women with the drug. Up until the summer of 2009, all side effects exhibited in the studies were considered manageable and the benefit of Proellex® far outweighed the risk. However, in Phase 3 efficacy and larger Phase 3 safety studies in diverse populations, a small number of subjects exhibited serious adverse effects associated with elevated liver enzymes. As a result of these findings, we elected to stop the trials and the FDA subsequently placed Proellex® on full clinical hold. All women that experienced elevated liver enzymes and returned for follow-up visits returned to baseline conditions with no overnight hospitalization necessary. An analysis of all the subjects that experienced such serious adverse effects showed that the effect only occurred in a small percentage of subjects that were exposed to the 50 mg dose of the drug for any period of time. Based on these findings, the Company petitioned the FDA to allow it to conduct a low dose study to demonstrate both safety and signals of efficacy in low oral doses of Proellex®, up to 12 mg administered per day. The FDA upgraded the full clinical hold to a partial hold to allow the low dose study to be conducted. In addition, the Company has undertaken two related initiatives presently at the preclinical stage. The first is the exploration of vaginal delivery as an alternative administrative route to bypass first-pass liver effects and reduce systemic exposure. The second is the screening of second generation molecules that do not possess the specific structures the Company believes induced the liver toxicity exhibited at higher doses of Proellex®.

We continue limited out-licensing efforts for our phentolamine-based product candidates, including VASOMAX®, which had previously been approved for marketing in several countries in Latin America for the treatment of male erectile dysfunction under the brand name, Z-Max. VASOMAX® has been on partial clinical hold in the U.S. since 1998, and no further development activities are planned.

The clinical development of pharmaceutical products is a complex undertaking and many products that begin the clinical development process do not obtain regulatory approval. The costs associated with our clinical trials may be impacted by a number of internal and external factors, including the number and complexity of clinical trials necessary to obtain regulatory approval, the number of eligible patients necessary to complete our clinical trials and any difficulty in enrolling these patients and the length of time to complete our clinical trials. Given the uncertainty of these potential costs, we recognize that the total costs we will incur for the clinical development of our product candidates may exceed our current estimates.

As with most biotechnology companies with drug candidates in development, the path to marketing approval by the FDA and comparable foreign agencies for each such candidate is long and uncertain. The regulatory process, both domestically and abroad, is a multi-year process with no certainty when and if a drug candidate will be approved for commercial use. The development path for a particular drug candidate typically includes a variety of clinical trials. While we have a general estimate of the timeframe for our clinical trials, the actual anticipated completion dates for each of our drug candidates are uncertain due to a wide variety of risks, including those described in the risk factors in this Annual Report on Form 10-K. The length of time for a clinical trial may vary substantially according to factors relating to the particular clinical trial, such as the type and intended use of the drug candidate, the clinical trial design and the ability to enroll suitable patients. A clinical hold can also result in unpredictable delays and added costs. We will not receive any revenue from commercial sales unless we, or a potential partner, complete the clinical trial process, obtain regulatory approval, and successfully commercialize one or more of our product candidates. Similarly, we do not have a reasonable basis to predict when or if material net cash inflows from the commercialization and sale of our drug candidates will occur. To date, we have not commercialized any of our drug candidates to any material extent and in fact may never do so. For a discussion of the risks and uncertainties associated with the timing and costs of completing the development of the Company’s drug candidates, see the section titled “Risk Factors.”

Our results of operations may vary significantly from year to year and quarter to quarter and depend on, among other factors, our ability to be successful in our clinical trials, the regulatory approval process in the United States and other foreign jurisdictions and the ability to complete new licenses and product development agreements. The timing of our revenues may not match the timing of our associated product development expenses. To date, research and development expenses have generally exceeded revenue in any particular period and/or fiscal year.

As of December 31, 2011, we had accumulated losses of $191.7 million, approximately $4.6 million in cash and cash equivalents, and our accounts payable and accrued expenses were approximately $1.4 million. We believe we have sufficient funding to conduct the Phase 1/2, 2, 2B, 2/3 and 3 clinical trials either currently underway or planned to commence in 2012 through sometime in the second quarter of 2013; however, significant additional capital will be required for us to complete development of either of our product candidates. We continue to explore potential additional financing alternatives (including corporate partnering opportunities) that would provide sufficient funds to enable us to continue to develop our two product candidates through completion of the outlined clinical trials; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all. The foregoing and other matters raise substantial doubt about our ability to continue as a going concern.

At December 31, 2011, we had 13 full-time employees who utilize the services of contract research organizations, contract manufacturers and various consultants to assist us in performing clinical and regulatory services for the clinical development of our products. We are substantially dependent on our various contract groups to adequately perform the activities required to obtain regulatory approval of our products.

The value of the tax asset associated with the December 31, 2011 accumulated deficit can be substantially diminished in value to us due to various tax regulations, including change in control provisions in the tax code. For additional information relating to our net operating loss carryforward, see "Note 6. Federal Income Taxes" of the Notes to Consolidated Financial Statements. Losses have resulted principally from costs incurred in conducting clinical trials for our product candidates, in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts. There can be no assurance that we will be able to successfully complete the transition from a development stage company to the successful introduction of commercially viable products. Our ability to achieve profitability will depend on, among other things, successfully completing the clinical development of our products in a reasonable time frame and at a reasonable cost, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others that possess such capabilities, our and our partners' ability to realize value from our research and development programs through the commercialization of those products and raising sufficient funds to finance our activities. There can be no assurance that we will be able to achieve profitability or that profitability, if achieved, can be sustained. See "Item 1. Business — Risk Factors" and "Note 1. Organization and Operations" of Notes to Consolidated Financial Statements.

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

Capitalized Patent Costs

The Company capitalizes the cost associated with building its patent library for its Androxal® product. As of December 31, 2011 and 2010, other assets consist of capitalized patent costs in the amount of $1.4 million and $1.2 million, respectively. Patent costs, which include legal and application costs related to the patent portfolio, are being amortized over the lesser of 20 years or the estimated economic life of the patent. Amortization of patent cost expense was $109,000, $76,000 and $54,000 in 2011, 2010 and 2009, respectively.

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

Research &Development Expenses

Research and Development (“R&D”) expenses include salaries and related employee expenses, contracted regulatory affairs activities, insurance coverage for clinical trials and prior product sales, contracted research and consulting fees, facility costs and internal research and development supplies. We expense research and development costs in the period they are incurred. These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform research on our behalf.

Share-Based Compensation

We had one stock-based compensation plan at December 31, 2011, the 2011 Equity Incentive Plan. Accounting standards generally require the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued. We use the Black-Scholes option pricing model to estimate the fair value of our stock options. Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options’ vesting and contractual expiration dates. The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term.

Income Taxes

We have had net operating losses since inception and, therefore, have not been subject to federal income taxes. We have accumulated approximately $2.2 million of research and development tax credits. As of December 31, 2011, we had approximately $154 million of net operating loss (“NOL”) carryforwards for federal income tax purposes. Additionally, approximately $9.1 million of NOLs, and approximately $236,000 of research and development tax credits, expired in 2011. Accounting standards require the recognition of a deferred tax asset. However, a valuation allowance must be recorded for deferred tax assets whose recovery is deemed unlikely. As we have incurred net operating losses since inception, and there is no certainty of future revenues, our deferred tax assets have been reserved in full in the accompanying consolidated financial statements. Additionally, if the Company has an opportunity to use this NOL to off-set tax liabilities in the future, the use of this asset would be restricted based on Internal Revenue Service, state and local NOL use guidelines. The Company’s public offerings completed on February 5, 2007, October 2, 2008, September 11, 2009, October 13, 2009, February 8, 2011, the sale and issuance of the ATM Shares and the issuance of unregistered shares as part of the settlement agreements we entered into with certain of our creditors since October of 2009 may have created a change of ownership for Federal Income tax purposes. The Company has not undertaken a study to determine if this has occurred. A change in ownership for Federal Income tax purposes may result in a limitation on the use of net operating loss and tax credit carryforwards in future periods.

Results of Operations

Comparison of Years Ended December 31, 2011 and 2010

Revenues and Other Income

Total revenues and other income decreased 100% to $2,000 in 2011 as compared to $421,000 for 2010. This decrease was primarily due to a decrease of $421,000 in other income. In 2010, the Company recognized $244,000 in other income related to grant revenue received from The Department of the Treasury for investment in a qualifying therapeutic discovery project under Section 48D of the Internal Revenue Code. Additionally, we recognized approximately $177,000 in non-cash other income from settlements with certain vendors in 2010.

Research and Development Expenses

R&D expenses include contracted services relating to our clinical product development activities which include preclinical studies, clinical trials, regulatory affairs and bulk manufacturing scale-up activities and bulk active ingredient purchases for preclinical and clinical trials primarily relating to our two products in clinical development, which are Androxal® and Proellex®. Research and development expenses also include internal operating expenses relating to our general research and development activities. R&D expenses increased 199% or approximately $5.8 million to $8.7 million for the year ended 2011 as compared to $2.9 million in 2010. Our primary R&D expenses for 2011 and 2010 are shown in the following table (in thousands):

Research and Development	December 31, 2011	December 31, 2010	Variance	Change (%)
Androxal® clinical development	$5,118	$383	$4,735	1236%
Proellex® clinical development	1,008	1,169	(161)	(14)%
Payroll and benefits	1,307	573	734	128%
Operating and occupancy	1,249	779	470	60%
Total	$8,682	$2,904	$5,778	199%

The increase in R&D expenses for the year ended 2011 as compared to 2010 was primarily due to an increase in Androxal® clinical development expenses which included a Phase 2B study for men with secondary hypogonadism and a Phase 2 study as a potential treatment for improving glycemic control in hypogonadal men with Type 2 diabetes. Clinical development expenses for Proellex® decreased for the year ended 2011 as compared to 2010 due to the completion of the dose escalating study allowed by the FDA to demonstrate both safety and signals of efficacy in low oral doses of the drug.

To date through December 31, 2011 we have incurred approximately $19.8 million for the development of Androxal® and approximately $57.3 million for the development of Proellex®. These accumulated costs exclude any internal operating expenses.

Payroll and Benefits

R&D payroll and benefits expense for both 2011 and 2010, includes salaries, non-cash stock based compensation expense and fringe benefits and increased 128% or approximately $734,000 to $1.3 million for the year ended 2011 as compared to $573,000 in 2010. This increase is primarily due to an increase in headcount and the discontinuation of the salary reduction program put in place in August 2009. Included in payroll and benefit expense is a charge for non-cash stock based compensation expense of $540,000 for the year ended 2011 as compared to $241,000 in the year 2010.

Operating and Occupancy

R&D operating and occupancy increased 60% or approximately $470,000 to approximately $1.2 million for the year ended 2011 as compared to $779,000 in 2010. This increase is primarily due to an increase in costs related to our patent portfolio of approximately $252,000 and an increase in travel expenses of approximately $147,000 for the year ended 2011 as compared to 2010.

General and Administrative Expenses

General and administrative expenses (“G&A”) increased 67% or approximately $1.5 million to $3.8 million for 2011 as compared to $2.3 million in 2010. Our primary G&A expenses for 2011 and 2010 are shown in the following table (in thousands):

General and Administrative	December 31, 2011	December 31, 2010	Variance	Change (%)
Payroll and benefits	$2,364	$627	$1,737	277%
Operating and occupancy	1,447	1,658	(211)	(13)%
Total	$3,811	$2,285	$1,526	67%

G&A payroll and benefits expense for both 2011 and 2010, includes salaries, non-cash stock based compensation expense and fringe benefits and increased 277% or approximately $1.7 million to $2.4 million for the year ended 2011 as compared to $627,000 in 2010. Included in payroll and benefit expense is a charge for non-cash stock based compensation expense of $1.7 million for the year ended 2011 as compared to $314,000 in the year 2010. Stock based compensation for 2011 includes a charge of $759,000 in June 2011 associated with 210,000 stock option awards issued under the 2011 Equity Incentive Plan approved by the stockholders of the Company on June 1, 2011 which vested immediately upon stockholders’ approval. Additionally, salaries for the year ended 2011 were $528,000 as compared to $264,000 for 2010. The increase in salaries of approximately $263,000 is primarily due to an increase in headcount and the discontinuation of the salary reduction program put in place in August 2009 for all salaried employees other than Mr. Podolski, the Company’s President and CEO, and Mr. Podolski’s salary was revised to a 25% reduction on January 1, 2011.

G&A operating and occupancy expense, which includes expenses to operate as a public company, decreased 13% or approximately $211,000 to $1.4 million in 2011 as compared to $1.7 million in 2010. The decrease is primarily due to a decrease in professional services.

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

Payroll and Benefits

R&D payroll and benefits expense include salaries, non-cash stock based compensation expense and fringe benefits and decreased 59% or approximately $811,000 to $573,000 for the year ended 2010 as compared to $1.4 million in 2009. This decrease is primarily due to a decrease in headcount and the salary reduction program put in place in August 2009 and revised in May 2010. Included in payroll and benefit expense is a charge for non-cash stock based compensation expense of $241,000 for the year ended 2010 as compared to $485,000 in the year 2009.

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

General and Administrative Expenses

G&A decreased 52% or approximately $2.4 million to $2.3 million for 2010 as compared to $4.7 million for 2009. Our primary G&A expenses for 2010 and 2009 are shown in the following table (in thousands):

General and Administrative	December 31, 2010	December 31, 2009	Variance	Change (%)
Payroll and benefits	$627	$2,039	$(1,412)	(69)%
Operating and occupancy	1,658	2,684	(1,026)	(38)%
Total	$2,285	$4,723	$(2,438)	(52)%

G&A payroll and benefits expense for both 2010 and 2009, include salaries, bonuses, non-cash stock based compensation expense and fringe benefits and decreased 69% or approximately $1.4 million to $627,000 for the year ended 2010 as compared to $2.0 million in 2009. The decrease in payroll and benefits for the year ended 2010 as compared to 2009 is primarily due to a decrease in headcount and the salary reduction program put in place in August 2009 and revised in May 2010. Included in payroll and benefit expense is a charge for non-cash stock based compensation expense of $314,000 for the year ended 2010 as compared to $799,000 in the year 2009. Additionally, salaries for the year ended 2010 were $264,000 as compared to $949,000 for 2009.

G&A operating and occupancy expenses, which include expenses to operate as a public company, decreased 38% or approximately $1.0 million to $1.7 million in 2010 as compared to $2.7 million in 2009. The decrease is primarily due to a decrease in professional services.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements except the operating lease relating to our facility.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from private placements and public offerings of equity securities and with funds received under collaborative agreements. We have experienced negative cash flows from operations since inception. We will require substantial funds for research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts, if appropriate, if the FDA or other regulatory approvals are obtained. Based on our existing and projected accounts payable and commitments, we believe we will need to raise additional capital by the second quarter of 2013 in order to continue operations on a normal basis. If our expenses are greater than expected or our revenues are less than expected, we may be required to raise additional funds prior to that time. Historically we have secured additional cash resources through the sale of our equity securities; however, there can be no assurance that the Company will be able to raise sufficient capital in the future.

On February 12, 2010, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), pursuant to which we may issue and sell from time to time through Ladenburg, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $10 million (the “ATM Shares”). Ladenburg is not required to sell on our behalf any specific number or dollar amount of the ATM Shares, but Ladenburg, upon acceptance of written instructions from us, agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices, to sell the ATM Shares up to the amount specified, and otherwise in accordance with the terms of a placement notice delivered to Ladenburg. We have no obligation to sell any ATM Shares under the Equity Distribution Agreement, and may at any time suspend sales under the Equity Distribution Agreement, provided that such suspension shall not affect either party’s obligations with respect to the ATM Shares sold prior to the receipt of notice of such suspension. Ladenburg receives a commission of 4% of the gross sales price of all ATM Shares sold through it under the Equity Distribution Agreement. For the year ended December 31, 2011, we sold an aggregate of 326,839 ATM Shares at a weighted average share price of $3.14, for proceeds of approximately $1.0 million, net of expenses. Cumulative through December 31, 2011, we have sold 2,775,376 ATM Shares at a weighted average share price of $2.67, for proceeds of approximately $7.4 million, net of expenses. Pursuant to General Instruction I.B.6. of Form S-3, we may not sell more than one-third of the aggregate market value of our common stock held by non-affiliates during a period of 12 calendar months immediately prior to, and including, the date of such sale of such common stock.

On February 8, 2011, we completed an underwritten public offering of 690,000 units (including the exercise of the underwriter’s over-allotment option), consisting of an aggregate of 2,760,000 shares of our common stock, Series A Warrants to purchase 2,070,000 shares of our common stock and Series B Warrants to purchase 1,690,500 shares of our common stock, at a price per unit of $17.15. Each unit consisted of four shares of our common stock, Series A Warrants exercisable for three shares of our common stock at an exercise price of $0.01 per share and Series B Warrants exercisable for 2.45 shares of our common stock at an exercise price of $2.49 per share. Net proceeds to us, after the underwriting discount and offering expenses, were approximately $10.7 million. The fair value of the Series A and Series B Warrants was determined using a Black-Scholes model with the following assumptions: risk-free interest rate of 0.18%; no dividend yield; volatility of 131.66% and an expected term of six months. This resulted in a fair value of the Series A and Series B Warrants of approximately $5.4 million, which has been recorded in Additional Paid-In Capital on our Condensed Consolidated Balance Sheet. To date, 320,730 shares of our common stock have been issued from the exercise of the Series A Warrants at $0.01 per share. The Series A and B Warrants have a five year term from the date of issuance. The Series B Warrants are callable by the Company in the event that the Company’s stock trades at $8.00 or more for a period of 20 trading days over any consecutive 30 trading day period. The Series A and B Warrants are also exercisable on a cashless basis. In addition, in no event may the Warrants be exercised if the holder would own 20% or more of the outstanding shares of the Company’s common stock following the exercise.

On February 1, 2012, we completed a registered direct offering to certain institutional investors, including certain existing shareholders, of 2,463,537 shares of our common stock at a price per share of $4.50. Net proceeds to us, after deducting placement agent's fees and offering expenses, were approximately $10.3 million.

Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. We had cash and cash equivalents of approximately $4.6 million as of December 31, 2011 as compared to $3.0 million as of December 31, 2010. Additionally, we had accounts payable and accrued expenses of $1.4 million as of December 31, 2011 as compared to $1.3 million as of December 31, 2010.

Net cash of approximately $9.8 million, $5.0 million and $22.1 million was used in operating activities during 2011, 2010 and 2009, respectively. The major use of cash for operating activities during 2011 was to fund our clinical development programs and associated administrative costs. Cash used in investing activities was $335,000, $371,000 and 502,000 during 2011, 2010 and 2009, respectively. The major use of cash for investing activities during 2011 was primarily for capitalized patent and patent application costs for Androxal®. Cash provided by financing activities was $11.7 million, $6.4 million and $5.0 million during 2011, 2010 and 2009, respectively. Cash provided by financing activities during 2011 was primarily due to the public offering completed on February 8, 2011 and the 326,839 ATM Shares sold at a weighted average share price of $3.14.

Our capital requirements will depend on many factors, including: the costs and timing of seeking regulatory approvals of our products; the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of our preclinical and clinical activities; the costs associated with any future collaborative research, manufacturing, marketing or other funding arrangements; our ability to obtain regulatory approvals; the success of our potential future sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; changes in economic, regulatory or competitive conditions of our planned business; and additional costs associated with being a publicly-traded company. To satisfy our capital requirements, we are exploring ways to raise additional funds by the second quarter of 2013. There can be no assurance that any such funding will be available to us on favorable terms or at all. If we are successful in obtaining additional financing, we anticipate that such financing will result in significant dilution of the ownership interests of our current stockholders and may provide certain rights to the new investors senior to the rights of our current stockholders, including but not limited to voting rights and rights to proceeds in the event of a sale or liquidation of the Company. The uncertainties relating to the foregoing matters raise substantial doubt about our ability to continue as a going concern.

Contractual Obligations and Commercial Commitments

The Company leases laboratory and office space pursuant to leases accounted for as operating leases. The lease for the Company’s laboratory and office space expires in June 2015. Rental expense for the years ended December 31, 2011, 2010 and 2009, was approximately $68,000, $63,000 and $60,000, respectively. Future minimum lease payments under non-cancelable leases with original terms in excess of one year as of December 31, 2011, are as follows (in thousands):

2012	$50
2013	52
2014	53
2015	27
Total	$182

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We had cash and cash equivalents of approximately $4.6 million as of December 31, 2011 which is primarily held in a money market mutual fund backed by U.S. government securities. Although this cash account is subject to fluctuations in interest rates and market conditions, no significant gain or loss on this account is expected to be recognized in earnings. We do not invest in derivative securities.

ITEM 8. Financial Statements and Supplementary Data

The financial statements required by this item are set forth in Item 15 of this Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the SEC, pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Principal Financial Officer (PFO), as appropriate, to allow timely decisions regarding required disclosures.

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

Based on management’s evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control

There have been no changes in our internal control over financial reporting during our quarter ended December 31, 2011 that have materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2012 annual meeting of stockholders. Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2011.

ITEM 11. Executive Compensation

The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2012 annual meeting of stockholders. Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2011.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2012 annual meeting of stockholders. Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2011.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2012 annual meeting of stockholders. Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2011.

ITEM 14. Principal Accountant Fees and Services

The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2012 annual meeting of stockholders. Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2011.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as a Part of this Report.

Financial Statements	Page
Report of Independent Registered Public Accounting Firm	F-1
Reports of Independent Public Accountants	F-2
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-8
Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009 and (unaudited) from Inception (August 20, 1987) through December 31, 2011	F-9
Consolidated Statement of Stockholders' Equity (from inception)	F-10
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009 and (unaudited) from Inception (August 20, 1987) through December 31, 2011	F-16
Notes to Consolidated Financial Statements	F-17

All financial statement schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or the notes thereto.

(b) Exhibits.

Exhibits to the Form 10-K have been included only with the copies of the Annual Report on Form 10-K filed with the SEC. Upon request to the Company and payment of a reasonable fee, copies of the individual exhibits will be furnished.

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

10.1+	Amended and Restated 1993 Employee and Consultant Stock Option Plan. Exhibit 10.3 to the Registration Statement is incorporated herein by reference.

10.2+	First Amendment to the Repros Therapeutics Inc. Amended and Restated 1993 Stock Option Plan. Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 is incorporated herein by reference.

10.3+	1994 Employee and Consultant Stock Option Plan. Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 033-83406) as filed with the Commission on August 29, 1994 is incorporated herein by reference.

10.4+	2000 Non-Employee Directors' Stock Option Plan. Appendix B to the Company's Definitive Proxy Statement filed on April 26, 2000 is incorporated herein by reference.

10.5+	First Amendment to the Repros Therapeutics Inc. 2000 Non-Employee Directors' Stock Option Plan. Exhibit 10.21 to the 2000 Form 10-K is incorporated herein by reference.

10.6+	Second Amendment to 2000 Non-Employee Directors' Stock Option Plan. Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K") is incorporated herein by reference.

10.7+	Repros Therapeutics Inc. 2004 Stock Option Plan. Exhibit 10.17 to the Company's Registration Statement on Form S-1 (No. 333-119861), as amended, is incorporated herein by reference.

10.8+	Employment Agreement between the Company and Joseph S. Podolski. Exhibit 10.5 to the Registration Statement is incorporated herein by reference.

10.9+	First Amendment to Employment Agreement between the Company and Joseph S. Podolski. Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 is incorporated herein by reference.

10.10+	Second Amendment to Employment Agreement between the Company and Joseph S. Podolski. Exhibit 10.17 to the 2002 Form 10-K is incorporated herein by reference.

10.11+	Third Amendment to Employment Agreement dated effective March 11, 2009, between the Company and Joseph S. Podolski. Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 17, 2009 is incorporated herein by reference.

10.12+	Fourth Amendment to Employment Agreement effective March 10, 2010 between the Company and Joseph S. Podolski. Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 11, 2010 is incorporated herein by reference.

10.13	Lease Agreement dated May 11, 2004 between the Company and Sealy Woodlands, L.P. Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

10.14	Amendment to Lease Agreement between the Company and Sealy Woodlands, L.P., dated May 17, 2006. Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 is incorporated herein by reference.

10.15	Second Amendment to Lease, effective as of July 1, 2010, between the Company and Columbia Texas 2408 Timberloch Industrial, L.P. Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010 is incorporated herein by reference.

10.16++	Letter Agreement dated July 15, 2002 between the Company, Schering Plough Ltd. and Schering-Plough Corporation. Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 is incorporated herein by reference.

10.17++	PHS Patent License Agreement dated April 16, 1999 between the Company and certain agencies of the United States Public Health Service within the Department of Health and Human Services, with amendments. Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003 is incorporated herein by reference.

10.18	Waiver to PHS Patent License Agreement, as amended, dated March 8, 2007 between the Company and certain agencies of the United States Public Health Service within the Department of Health and Human Services. Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on March 19, 2007 is incorporated herein by reference.

10.19++	Sixth Amendment to PHS Patent License Agreement, as amended, dated July 7, 2009 between the Company and certain agencies of the United States Public Health Service within the Department of Health and Human Services. Exhibit 10.1 to the Company’s Current Report on Form 8-K/A as filed with the Commission on December 22, 2009 is incorporated herein by reference.

10.20++	Seventh Amendment to PHS Patent License Agreement, as amended, dated October 28, 2009 between the Company and certain agencies of the United States Public Health Service within the Department of Health and Human Services. Exhibit 10.21 to the Company’s Annual Report on Form 10-K as filed with the Commission on March 15, 2010 is incorporated herein by reference.

10.21	Form of Indemnification Agreement entered into between the Company and each of its directors. Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 20, 2009 is incorporated herein by reference.

10.22	Equity Distribution Agreement dated February 12, 2010 between the Company and Ladenburg Thalmann & Co. Inc. Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 19, 2010 is incorporated herein by reference.

10.23+	Employment Agreement dated August 1, 2011 by and between the Company and Katherine A. Anderson. Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on August 4, 2011 is incorporated herein by reference.

10.24+	2011 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-175641) as filed with the Commission on July 18, 2011).

10.25+	Fifth Amendment to Employment Agreement dated effective December 30, 2011 by and between the Company and Joseph S. Podolski. Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on January 4, 2012 is incorporated herein by reference.

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

31.2*	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2*	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

*	Filed herewith.

+	Management contract or compensatory plan.

++	Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act. Such omitted portions have been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPROS THERAPEUTICS INC.

By:	/s/ Joseph S. Podolski
Joseph S. Podolski
President and Chief Executive Officer

Dated: March 27, 2012

Signature	Title	Date

/s/ Joseph S. Podolski	President, Chief Executive Officer and Director	March 27, 2012
Joseph S. Podolski	(Principal Executive Officer)

/s/ Katherine A. Anderson	Chief Financial Officer and Secretary	March 27, 2012
Katherine A. Anderson	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Nola Masterson	Chair of the Board	March 27, 2012
Nola Masterson

/s/ Daniel F. Cain	Director	March 27, 2012
Daniel F. Cain

/s/ Jean L. Fourcroy	Director	March 27, 2012
Jean L. Fourcroy, M.D., Ph.D., M.P.H.

/s/ Jaye Thompson	Director	March 27, 2012
Jaye Thompson, Ph.D.

/s/ Michael Wyllie	Director	March 27, 2012
Michael Wyllie, Ph.D.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Repros Therapeutics Inc.:

In our opinion, the accompanying consolidated balance sheets as of December 31, 2011 and 2010, the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2011, and the statements of stockholders' equity for each of the ten years in the period ended December 31, 2011 present fairly, in all material respects, the financial position of Repros Therapeutics Inc. and subsidiary (collectively, the "Company"), a development stage company, at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, and cumulatively for the period January 1, 2002 through December 31, 2011 (not separately presented) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the cumulative totals of the Company for the period from August 20, 1987 (date of inception) to December 31, 2001, which totals reflect a deficit of $75.8 million accumulated during the development stage. The cumulative totals for the period January 1, 1994 to December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed unqualified opinions on the consolidated financial statements for the three years in the period ended December 31, 2001, the three years in the period ended December 31, 2000, the three years in the period ended December 31, 1999, the three years in the period ended December 31, 1998, the three years in the period ended December 31, 1997, and the three years in the period ended December 31, 1996 dated February 6, 2002, February 2, 2001, February 2, 2000, January 26, 1999, March 24, 1998, and March 11, 1997, respectively. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is a development stage company, has an accumulated deficit, projects it will need to raise additional capital and there can be no assurance that the Company will be successful in raising additional funds on a timely basis or at all. The foregoing matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 27, 2012

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

/S/ ARTHUR ANDERSEN LLP

Houston, Texas

March 11, 1997

REPROS THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	December 31,	December 31,
	2011	2010
ASSETS

Current Assets
Cash and cash equivalents	$4,565	$2,957
Prepaid expenses and other current assets	99	328
Total current assets	4,664	3,285
Fixed Assets, net	15	7
Other Assets, net	1,385	1,173
Total assets	$6,064	$4,465

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,145	$1,151
Accrued expenses	253	147
Total current liabilities	1,398	1,298

Commitments and Contingencies (note 10)

Stockholders' Equity
Preferred Stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 75,000,000 shares authorized, 12,470,694 and 9,042,372 shares issued, respectively; 12,358,344 and 8,930,022 shares outstanding, respectively	12	9
Additional paid-in capital	197,769	183,782
Cost of treasury stock, 112,350 shares	(1,380)	(1,380)
Deficit accumulated during the development stage	(191,735)	(179,244)
Total stockholders' equity	4,666	3,167
Total liabilities and stockholders' equity	$6,064	$4,465

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

				From Inception
				(August 20, 1987)
				through
	For the Year Ended December 31,			December 31,
	2011	2010	2009	2011
				(unaudited)
Revenues and other income
Licensing fees	$-	$-	$-	$28,755
Product royalties	-	-	-	627
Research and development grants	-	-	-	1,219
Interest income	2	-	4	16,299
Gain on disposal of fixed assets	-	-	-	102
Other income	-	421	547	1,003
Total revenues and other income	2	421	551	48,005
Expenses
Research and development	8,682	2,904	23,062	181,916
General and administrative	3,811	2,285	4,723	48,093
Other expense	-	-	-	388
Total expenses	12,493	5,189	27,785	230,397

Loss from continuing operations	(12,491)	(4,768)	(27,234)	(182,392)
Loss from discontinued operations	-	-	-	(1,828)
Gain on disposal of discontinued operations	-	-	-	939
Net loss before cumulative effect of changes in accounting principles	(12,491)	(4,768)	(27,234)	(183,281)
Cumulative effect of changes in accounting principles	-	-	-	(8,454)
Net loss	$(12,491)	$(4,768)	$(27,234)	$(191,735)

Loss per share - basic and diluted	$(1.04)	$(0.59)	$(6.28)

Shares used in loss per share calculation:
Basic	11,961	8,057	4,336
Diluted	11,961	8,057	4,336

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

REPROS THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands except share and per share amounts)

									Deficit
									Accumulated
					Additional				During the	Total
	Preferred Stock		Common Stock		Paid-in	Deferred	Treasury Stock		Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Shares	Amount	Stage	Equity
Balance at December 31, 2006	-	$-	3,022,000	$2	$118,076	$-	484,259	$(5,948)	$(108,340)	$3,790
Exercise of options to purchase common stock for cash, January and April @ $9.60 & $32.00 per share	-	-	3,485	-	37	-	-	-	-	37
Issuance of 652,500 shares of common stock at $55.00 per share February 5, 2007, net of offering costs of $2,835	-	-	652,500	1	33,052	-	-	-	-	33,053
Stock option compensation	-	-	-	-	880	-	-	-	-	880
Net loss	-	-	-	-	-	-	-	-	(13,700)	(13,700)
Balance at December 31, 2007	-	$-	3,677,985	$3	$152,045	$-	484,259	$(5,948)	$(122,040)	$24,060
Stock based option compensation	-	-	-	-	871	-	-	-	-	871
Proceeds from a shareholder transaction	-	-	-	-	327	-	-	-	-	327
Issuance of 600,000 shares of common stock at $26.00 per share October 2, 2008, net of offering costs of $41,458	-	-	600,000	1	15,557	-	-	-	-	15,558
Net loss	-	-	-	-	-	-	-	-	(25,202)	(25,202)
Balance at December 31, 2008	-	$-	4,277,985	$4	$168,800	$-	484,259	$(5,948)	$(147,242)	$15,614
Exercise of stock option to purchase common stock for cash @ $14.84 per share	-	-	625	-	9	-	-	-	-	9
Issuance of 375,000 shares of common stock at $2.60 per share September 11, 2009, net of offering costs of $106	-	-	375,000	-	869	-	-	-	-	869
Issuance of 875,000 shares of common stock at $5.08 per share October 13, 2009, net of offering costs of $323	-	-	875,000	1	4,120	-	-	-	-	4,121
Issuance of 1,340,298 shares of common stock at $4.40 per share October 29, 2009, as settlement with trade creditors	-	-	968,389	1	1,330		(371,909)	4,568	-	5,899
Stock based option compensation	-	-	-	-	1,284	-	-	-	-	1,284
Net loss	-	-	-	-	-	-	-	-	(27,234)	(27,234)
Balance at December 31, 2009	-	$-	6,496,999	$6	$176,412	$-	112,350	$(1,380)	$(174,476)	$562
Stock based option compensation	-	-	-	-	609	-	-	-	-	609
Issuance of 96,836 shares of common stock at $2.88 to $4.40 per share, as settlement with trade creditors	-	-	96,836	-	370	-	-	-	-	370
Issuance of 2,448,537 shares of common stock at a weighted average share price of $2.61, net of offering costs of $381	-	-	2,448,537	3	6,391	-	-	-	-	6,394
Net loss	-	-	-	-	-	-	-	-	(4,768)	(4,768)
Balance at December 31, 2010	-	$-	9,042,372	$9	$183,782	$-	112,350	$(1,380)	$(179,244)	$3,167
Stock based compensation	-	-	-	-	2,283	-	-	-	-	2,283
Issuance of 326,839 shares of common stock at a weighted average share price of $3.14, net of offering costs of $43	-	-	326,839	-	1,026	-	-	-	-	1,026
Exercise of 320,730 Series A Warrants to purchase common stock for cash @ $0.01 per share	-	-	320,730	-	3	-	-	-	-	3
Issuance of 690,000 units at a price of $17.15, net of offering costs of $1,155	-	-	2,760,000	3	10,675	-	-	-	-	10,678
Issuance of 20,753 shares of common stock for the cashless exercise of 63,225 stock options	-	-	20,753	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(12,491)	(12,491)
Balance at December 31, 2011	-	$-	12,470,694	$12	$197,769	$-	112,350	$(1,380)	$(191,735)	$4,666

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

				From Inception
				(August 20, 1987)
				through
	For the Year Ended December 31,			December 31,
	2011	2010	2009	2011
				(unaudited)
Cash Flows from Operating Activities
Net loss	$(12,491)	$(4,768)	$(27,234)	$(191,735)
Gain on disposal of discontinued operations	-	-	-	(939)
Gain on disposal of fixed assets	-	-	-	(102)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash financing costs	-	-	-	316
Noncash inventory impairment	-	-	-	4,417
Noncash patent impairment	-	-	1,275	2,614
Noncash other income	-	(162)	(547)	(709)
Noncash decrease in accounts payable	-	-	-	(1,308)
Depreciation and amortization	115	87	72	4,156
Noncash stock-based compensation	2,283	609	1,284	9,533
Common stock issued for agreement not to compete	-	-	-	200
Series B Preferred Stock issued for consulting services	-	-	-	18
Changes in operating assets and liabilities (net effects of purchase of businesses in 1988 and 1994):
Increase in receivables	-	-	-	(199)
Increase in inventory	-	-	-	(4,447)
(Increase) decrease in prepaid expenses and other current assets	229	(150)	1,215	204
Increase (decrease) in accounts payable and accrued expenses	100	(568)	1,854	9,570
Net cash used in operating activities	(9,764)	(4,952)	(22,081)	(168,411)

Cash Flows from Investing Activities
Change in trading marketable securities	-	-	-	(191)
Capital expenditures	(15)	(7)	-	(2,393)
Purchase of other assets	(320)	(364)	(502)	(4,956)
Proceeds from sale of fixed assets	-	-	-	225
Cash acquired in purchase of FTI	-	-	-	3
Proceeds from sale of subsidiary, less $12,345 for operating losses during 1990 phase-out period	-	-	-	138
Proceeds from sale of the assets of FTI	-	-	-	2,250
Increase in net assets held for disposal	-	-	-	(213)
Net cash used in investing activities	(335)	(371)	(502)	(5,137)

Cash Flows from Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	11,704	6,394	4,990	174,103
Exercise of stock options & warrants	3	-	9	375
Proceeds from a shareholder transaction	-	-	-	327
Proceeds from issuance of preferred stock	-	-	-	23,688
Purchase of treasury stock	-	-	-	(21,487)
Proceeds from issuance of notes payable	-	-	-	2,839
Principal payments on notes payable	-	-	-	(1,732)
Net cash provided by financing activities	11,707	6,394	4,999	178,113
Net increase (decrease) in cash and cash equivalents	1,608	1,071	(17,584)	4,565
Cash and cash equivalents at beginning of period	2,957	1,886	19,470	-
Cash and cash equivalents at end of period	$4,565	$2,957	$1,886	$4,565

The accompanying notes are an integral part of these consolidated financial statements.

1.	ORGANIZATION AND OPERATIONS:

Repros Therapeutics Inc. (the “Company”, “Repros,” or “we,” “us” or “our”) was organized on August 20, 1987. We are a development stage biopharmaceutical company focused on the development of new drugs to treat hormonal and reproductive system disorders.

Our primary product candidate, Androxal®, is a single isomer of clomiphene citrate and is an orally active proprietary small molecule compound. We are developing Androxal® for men of reproductive age with low testosterone levels. Androxal® treats the underlying mechanism that causes secondary hypogonadism and restores normal testicular function.

Proellex®, our product candidate for female reproductive health, is a new chemical entity that acts as a selective blocker of the progesterone receptor and is being developed for the treatment of symptoms associated with uterine fibroids and endometriosis. We recently completed a low dose study to demonstrate both safety and signals of efficacy in low oral doses of Proellex®

We continue limited out-licensing efforts for our phentolamine-based product candidates, including VASOMAX®, which had previously been approved for marketing in several countries in Latin America for the treatment of male erectile dysfunction under the brand name, Z-Max. VASOMAX® has been on partial clinical hold in the U.S. since 1998, and no further development activities are planned.

On February 12, 2010, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), pursuant to which we may issue and sell from time to time through Ladenburg, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $10 million (the “ATM Shares”). Ladenburg is not required to sell on our behalf any specific number or dollar amount of the ATM Shares, but Ladenburg, upon acceptance of written instructions from us, agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices, to sell the ATM Shares up to the amount specified, and otherwise in accordance with the terms of a placement notice delivered to Ladenburg. We have no obligation to sell any ATM Shares under the Equity Distribution Agreement, and may at any time suspend sales under the Equity Distribution Agreement, provided that such suspension shall not affect either party’s obligations with respect to the ATM Shares sold prior to the receipt of notice of such suspension. Ladenburg receives a commission of 4% of the gross sales price of all ATM Shares sold through it under the Equity Distribution Agreement. The ATM Shares are issued pursuant to our shelf registration statement on Form S-3, as amended (File No. 333-163648). For the year ended December 31, 2011, we sold an aggregate of 326,839 ATM Shares at a weighted average share price of $3.14, for proceeds of approximately $1.0 million, net of expenses. Cumulative through December 31, 2011, we have sold 2,775,376 ATM Shares at a weighted average share price of $2.67, for proceeds of approximately $7.4 million, net of expenses. Pursuant to General Instruction I.B.6. of Form S-3, we may not sell more than one-third of the aggregate market value of our common stock held by non-affiliates during a period of 12 calendar months immediately prior to, and including, the date of such sale of such common stock.

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

On February 8, 2011, we completed an underwritten public offering of 690,000 units (including the exercise of the underwriter’s over-allotment option), consisting of an aggregate of 2,760,000 shares of our common stock, Series A Warrants to purchase 2,070,000 shares of our common stock and Series B Warrants to purchase 1,690,500 shares of our common stock, at a price per unit of $17.15. Each unit consisted of four shares of our common stock, Series A Warrants exercisable for three shares of our common stock at an exercise price of $0.01 per share and Series B Warrants exercisable for 2.45 shares of our common stock at an exercise price of $2.49 per share. Net proceeds to us, after the underwriting discount and offering expenses, were approximately $10.7 million. The fair value of the Series A and Series B Warrants was determined using a Black-Scholes model with the following assumptions: risk-free interest rate of 0.18%; no dividend yield; volatility of 131.66% and an expected term of six months. This resulted in a fair value of the Series A and Series B Warrants of approximately $5.4 million and a fair value of the common stock of approximately $5.3 million, which has been recorded in Additional Paid-In Capital on our Condensed Consolidated Balance Sheet. To date, 320,730 shares of our common stock have been issued from the exercise of the Series A Warrants at $0.01 per share. The Series A and B Warrants have a five year term from the date of issuance. The Series B Warrants are callable by the Company in the event that the Company’s stock trades at $8.00 or more for a period of 20 trading days over any consecutive 30 trading day period. The Series A and B Warrants are also exercisable on a cashless basis. In addition, in no event may the Warrants be exercised if the holder would own 20% or more of the outstanding shares of the Company’s common stock following the exercise.

As of December 31, 2011, we had accumulated losses of $191.7 million, approximately $4.6 million in cash and cash equivalents, and our accounts payable and accrued expenses were approximately $1.4 million. We believe we will have sufficient funding to conduct the Phase 1/2, 2, 2B, 2/3 and 3 clinical trials either currently underway or planned to commence in 2012 through sometime in the second quarter of 2013; however, significant additional capital will be required for us to complete development of either of our product candidates. We continue to explore potential additional financing alternatives (including corporate partnering opportunities) that would provide sufficient funds to enable us to continue to develop our two product candidates through completion of all necessary clinical trials; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

Our product candidates are concentrated in rapidly changing, highly competitive markets, which are characterized by rapid technological advances, evolving regulatory requirements and industry standards. Any failure by us to anticipate or to respond adequately to technological developments in our industry, changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products or services, could have a material adverse effect on our business, operating results and future cash flows. We have no assurance of the successful development and FDA approval or the successful commercialization of our product candidates.

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

OTHER ASSETS

The Company capitalizes the cost associated with building its patent library for its Androxal® product. As of December 31, 2011 and 2010, other assets consist of capitalized patent costs in the amount of $1.4 million and $1.2 million respectively. Patent costs, which include legal and application costs related to the patent portfolio, are being amortized over the lesser of 20 years or the estimated economic life of the patent. Amortization of patent cost expense was $109,000, $76,000 and $54,000 in 2011, 2010 and 2009, respectively.

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

RESEARCH AND DEVELOPMENT EXPENSE

Research and development (“R&D”) expenses include salaries and related employee expenses, contracted regulatory affairs activities, insurance coverage for clinical trials and prior product sales, contracted research and consulting fees, facility costs, amortization of capitalized patent costs and internal research and development supplies. We expense research and development costs in the period they are incurred. These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform research on our behalf.

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

SHARE-BASED COMPENSATION

We had one stock-based compensation plans at December 31, 2011, the 2011 Equity Incentive Plan. Accounting for stock based compensation generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued. We use the Black-Scholes option pricing model to estimate the fair value of our stock options. Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options' vesting and contractual expiration dates. The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option's expected term.

INCOME TAXES

Our net operating losses from inception to date have resulted principally from costs incurred in conducting clinical trials and in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts. We have recorded a deferred tax asset for our net operating losses (“NOL”); however, as the Company has incurred net operating losses since inception, and since there is no certainty of future profits, a valuation allowance has been provided in full on our deferred tax assets in the accompanying consolidated financial statements. If the Company has an opportunity to use this NOL to off-set tax liabilities in the future, the use of this asset would be restricted based on Internal Revenue Service, state and local NOL use guidelines. The Company’s public offerings completed on February 5, 2007, October 2, 2008, September 11, 2009, October 13, 2009, February 8, 2011, February 1, 2012, the sale and issuance of our ATM Shares and the issuances of unregistered shares as part of the October 29, 2009 Settlement Agreement and Subsequent Settlement Agreements may have created a change of ownership for Federal Income tax purposes. The Company has not undertaken a study to determine if this has occurred. A change in ownership for Federal Income tax purposes may result in a limitation on the use of net operating loss and tax credit carryforwards in future periods.

3.	FIXED ASSETS:

Fixed assets are as follows (in thousands):

	December 31,
	2011	2010
Laboratory equipment	$20	$20
Office equipment	65	51
Leasehold improvements	38	38
Total fixed assets	123	109
Less — Accumulated depreciation and amortization	108	102
Net Fixed Assets	$15	$7

Depreciation and amortization was $6,000, $11,000 and $16,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

4.	OPERATING LEASES:

The Company leases laboratory and office space, pursuant to leases accounted for as operating leases. The lease for the Company’s laboratory and office space expires in June 2015. Rental expense for the years ended December 31, 2011, 2010 and 2009, was approximately $68,000, $63,000 and $60,000, respectively. Future minimum lease payments under non-cancelable leases with original terms in excess of one year as of December 31, 2011, are as follows (in thousands):

2012	50
2013	52
2014	53
2015	27
Total	$182

5.	ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	December 31,
	2011	2010
Research and development costs	$87	$8
Personnel related costs	70	87
Patent costs	51	18
Other	45	34
Total	$253	$147

6.	FEDERAL INCOME TAXES:

The Company has had net operating losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 2011, the Company has accumulated approximately $2.2 million of research and development tax credits. As of December 31, 2011, the Company had approximately $154 million of NOL carryforwards for federal income tax purposes. Additionally, approximately $13.9 million of NOLs, and approximately $814,000 of research and development tax credits will expire in 2012.

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

Our net operating losses from inception to date have resulted principally from costs incurred in conducting clinical trials and in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts. We have recorded a deferred tax asset for our net operating losses (“NOL”); however, as the Company has incurred net operating losses since inception, and since there is no certainty of future profits, a valuation allowance has been provided in full on our deferred tax assets in the accompanying consolidated financial statements. If the Company has an opportunity to use this NOL to off-set tax liabilities in the future, the use of this asset would be restricted based on Internal Revenue Service, state and local NOL use guidelines. The Company’s public offerings completed on February 5, 2007, October 2, 2008, September 11, 2009, October 13, 2009, February 8, 2011, February 1, 2012, the sale and issuance of our ATM Shares and the issuances of unregistered shares as part of the October 29, 2009 Settlement Agreement and Subsequent Settlement Agreements may have created a change of ownership for Federal Income tax purposes. The Company has not undertaken a study to determine if this has occurred. A change in ownership for Federal Income tax purposes may result in a limitation on the use of net operating loss and tax credit carryforwards in future periods. Accounting standards require the recognition of a deferred tax asset for NOLs. As the Company has incurred net operating losses since inception, and there is no certainty of future revenues, a valuation allowance has been provided in full in the accompanying consolidated financial statements.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2011	2010
Net operating loss carryforwards	$52,379	$51,907
Research and development tax credits	2,199	2,434
Accrued expenses	1,510	1,510
Total deferred tax assets	56,088	55,851

Capitalized patent costs	(471)	(399)
Total deferred tax liabilities	(471)	(399)

Less — Valuation allowance	(55,617)	(55,452)
Net deferred tax assets	$—	$—

7.	STOCKHOLDERS’ EQUITY:

PUBLIC OFFERINGS

On February 8, 2011, we completed an underwritten public offering of 690,000 units (including the exercise of the underwriter’s over-allotment option), consisting of an aggregate of 2,760,000 shares of our common stock, Series A Warrants to purchase 2,070,000 shares of our common stock and Series B Warrants to purchase 1,690,500 shares of our common stock, at a price per unit of $17.15. Each unit consisted of four shares of our common stock, Series A Warrants exercisable for three shares of our common stock at an exercise price of $0.01 per share and Series B Warrants exercisable for 2.45 shares of our common stock at an exercise price of $2.49 per share. Net proceeds to us, after the underwriting discount and offering expenses, were approximately $10.7 million. The fair value of the Series A and Series B Warrants was determined using a Black-Scholes model with the following assumptions: risk-free interest rate of 0.18%; no dividend yield; volatility of 131.66% and an expected term of six months. This resulted in a fair value of the Series A and Series B Warrants of approximately $5.4 million and a fair value of the common stock of approximately $5.3 million, which has been recorded in Additional Paid-In Capital on our Condensed Consolidated Balance Sheet. To date, 320,730 shares of our common stock have been issued from the exercise of the Series A Warrants at $0.01 per share. The Series A and B Warrants have a five year term from the date of issuance. The Series B Warrants are callable by the Company in the event that the Company’s stock trades at $8.00 or more for a period of 20 trading days over any consecutive 30 trading day period. The Series A and B Warrants are also exercisable on a cashless basis. In addition, in no event may the Warrants be exercised if the holder would own 20% or more of the outstanding shares of the Company’s common stock following the exercise.

On February 12, 2010, we entered into the Equity Distribution Agreement with Ladenburg, pursuant to which we may issue and sell from time to time through Ladenburg, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $10 million (the “ATM Shares”). Ladenburg is not required to sell on our behalf any specific number or dollar amount of the ATM Shares, but Ladenburg, upon acceptance of written instructions from us, agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices, to sell the ATM Shares up to the amount specified, and otherwise in accordance with the terms of a placement notice delivered to Ladenburg. We have no obligation to sell any ATM Shares under the Equity Distribution Agreement, and may at any time suspend sales under the Equity Distribution Agreement, provided that such suspension shall not affect either party’s obligations with respect to the ATM Shares sold prior to the receipt of notice of such suspension. Ladenburg receives a commission of 4% of the gross sales price of all ATM Shares sold through it under the Equity Distribution Agreement. The ATM Shares are issued pursuant to our shelf registration statement on Form S-3, as amended (File No. 333-163648). For the year ended December 31, 2011, we sold an aggregate of 326,839 ATM Shares at a weighted average share price of $3.14, for proceeds of approximately $1.0 million, net of expenses. Cumulative through December 31, 2011, we have sold 2,775,376 ATM Shares at a weighted average share price of $2.67, for proceeds of approximately $7.4 million, net of expenses. Pursuant to General Instruction I.B.6. of Form S-3, we may not sell more than one-third of the aggregate market value of our common stock held by non-affiliates during a period of 12 calendar months immediately prior to, and including, the date of such sale of such common stock.

On October 13, 2009, we completed a direct registered offering of 875,000 shares of our common stock at a purchase price of $5.08 per share for aggregate proceeds after expenses of approximately $4.1 million.

On September 11, 2009, we completed a direct registered offering of 375,000 shares of our common stock at a purchase price of $2.60 per share for aggregate proceeds after expenses of approximately $869,000.

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

In addition to the October Settlement Agreement and Subsequent Settlement Agreements, the Company has settled with several of its creditors during 2010 in an amount less than its then-outstanding liabilities to such creditors. These settlements resulted in recognition of $177,000 in other income on the Consolidated Statement of Operations for the year ended December 31, 2010.

LOSS PER SHARE

The following table presents information necessary to calculate loss per share for the three years ended December 31, 2011, 2010 and 2009 (in thousands, except per share amounts):

	2011	2010	2009
Net loss	$(12,491)	$(4,768)	$(27,234)
Weighted average common shares outstanding	11,961	8,057	4,336
Basic loss per share	$(1.04)	$(0.59)	$(6.28)
Weighted average common and dilutive potential common shares outstanding:
Weighted average common shares outstanding	11,961	8,057	4,336
Assumed exercise of stock options	—	—	—
	11,961	8,057	4,336
Diluted earnings per share	$(1.04)	$(0.59)	$(6.28)

Other potential common stock of 5,399,773 common shares underlying stock options and warrants for the period ended December 31, 2011, which include Series A Warrants to purchase 1,749,270 shares of our common stock at an exercise price of $0.01 and Series B Warrants to purchase 1,690,500 shares of our common stock at an exercise price of $2.49 issued in our February 8, 2011 public offering, were excluded from the above calculation of diluted loss per share because they were anti-dilutive. Additionally, 613,869 and 456,053 common shares underlying stock options for the years ended December 31, 2010 and 2009, respectively, were excluded from the above calculation of diluted loss per share since they were antidilutive.

8.	STOCK OPTION PLANS:

As of December 31, 2011, there were 616,863 options available under the 2011 Equity Incentive Plan. Typically, options are granted with an exercise price per share which is equal to the fair market value per share of common stock on the date of grant. Vesting provisions for each grant are determined by the board of directors and typically vest quarterly over a three year period. All options expire no later than the tenth anniversary of the grant date.

A summary of the status of the Company’s outstanding options at December 31, 2011, 2010, and 2009 and changes during the years then ended is presented in the tables below:

	Stock Options	Weighted Average Exercise Price	Remaining Weighted Average Contractual Term (Years)
Outstanding at December 31, 2008	447,141	$20.88
Granted	184,162	24.80
Exercised	(625)	14.84
Forfeited	(174,625)	31.92

Outstanding at December 31, 2009	456,053	18.24
Granted	224,872	2.16
Exercised	—	—
Forfeited	(67,056)	16.62

Outstanding at December 31, 2010	613,869	12.53
Granted	1,472,845	4.83
Exercised	(63,225)	4.08
Forfeited	(63,486)	19.50

Outstanding at December 31, 2011	1,960,003	6.79	8.22
Exercisable at December 31, 2011	894,175	8.27	7.43

The following table summarizes information about stock options outstanding at December 31, 2011:

Range Of Exercise Prices		Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.33 to	$4.00	266,489	8.4	$2.33	250,600	$2.29
4.01 to	5.00	980,644	9.3	4.53	328,750	4.50
5.01 to	10.00	444,908	9.1	5.73	104,151	6.32
10.01 to	15.00	121,462	2.2	11.36	121,462	11.36
35.01 to	50.80	146,500	3.0	29.43	89,212	36.98
		1,960,003			894,175

The intrinsic value of options exercised during the years ended December 31, 2011 and December 31, 2009 was approximately $126,000 and $10,000, respectively.

Stock-based compensation is outlined in the following table (in thousands):

	2011	2010	2009
R&D expense	$540	$241	$485
G&A expense	1,743	368	799
Total expense	$2,283	$609	$1,284

At December 31, 2011, there was approximately $4.2 million of total unrecognized compensation cost related to non-vested stock options. This compensation cost is expected to be recognized over a weighted-average period of approximately two years.

Estimated fair values of stock options granted have been determined using the Black-Scholes option pricing model with the following assumptions:

	2011	2010	2009
Risk-free interest rate	1.95%	2.0%	2.4%
Expected term	6 years	5 years	7 years
Volatility	92%	91%	74%
Dividend yield	—	—	—
Fair value	$4.30	$1.54	$16.96

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

NATIONAL INSTITUTES OF HEALTH (NIH)

In 1999, we licensed rights to Proellex® from the National Institutes of Health (“NIH”) under an exclusive, worldwide license in the field of treatment of human endocrinologic pathologies or conditions in steroid-sensitive tissues which expires upon the expiration of the last licensed patent. Under the terms of the agreement, we are obligated to meet certain developmental milestones as outlined in a commercial development plan, which has been amended and revised from time to time as circumstances warrant. We have recently amended the agreement to provide us with rights to certain second generation compounds under certain circumstances.

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

Therapeutic uses of our Androxal® product candidate are covered in the United States by four issued U.S. patents and six pending patent applications. Foreign coverage of therapeutic uses of our Androxal® product candidate includes 46 issued foreign patents and 62 foreign pending patent applications. The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of diabetes mellitus type 2, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Androxal® (the trans-isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. We requested re-examination of one of these patents by the U.S. Patent and Trademark Office (“PTO”) based on prior art. The patent holder amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims were patentable in view of those publications under consideration and a re-examination certificate was issued. We subsequently filed a second request for re-examination by the PTO in light of a number of additional publications. The request was granted and all of the claims were finally rejected by the PTO in the re-examination. The patent holder appealed the rejections to the PTO Board of Patent Appeals and Interferences (the “PTO Board”) which ultimately reversed the rejections of several dependent claims in view of those publications under consideration. The patent holder filed a Notice of Appeal to the Federal Circuit on September 28, 2010 contesting the rejections maintained by the PTO Board. A decision was rendered by the Federal Circuit on December 12, 2011, affirming the rejection of the appealed claims. We expect that a re-examination certificate will be issued confirming the patentability of the remaining claims; however, if such a re-examination certificate were to issue, we believe that our development of Androxal® would not infringe any of the remaining claims and that all of the remaining claims are invalid on various grounds including additional prior art publications. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. Nevertheless, there is no assurance that either patent will ultimately be found invalid over the prior art. If such patents are not invalidated by the PTO or a court of competent jurisdiction, we may be required to obtain a license from the holder of such patents in order to develop Androxal® further. If such licenses were not available on acceptable terms, or at all, we may not be able to successfully commercialize or out-license Androxal®.

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

11.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

	First Quarter Ended March 31, 2011	Second Quarter Ended June 30, 2011	Third Quarter Ended September 30, 2011	Fourth Quarter Ended December 31, 2011
	(In thousands except per share amounts)
Revenues and other income:
Interest income	$—	$1	$—	$1
Other income	—	—	—	—
Total revenues and other income	—	1	—	1
Expenses:
Research and development	1,480	2,267	3,234	1,701

General and administrative	635	1,418	726	1,032
Total expenses	2,115	3,685	3,960	2,733
Net loss	$(2,115)	$(3,684)	$(3,960)	$(2,732)

Net loss per share – basic and diluted	$(0.20)	$(0.30)	$(0.32)	$(0.22)
Shares used in loss per share calculation	10,790	12,296	12,315	12,320

	First Quarter Ended March 31, 2010	Second Quarter Ended June 30, 2010	Third Quarter Ended September 30, 2010	Fourth Quarter Ended December 31, 2010
	(In thousands except per share amounts)
Revenues and other income:
Interest income	$—	$—	$—	$—
Other income	—	53	85	283
Total revenues and other income	—	53	85	283
Expenses:
Research and development	458	756	736	954

General and administrative	669	570	533	513
Total expenses	1,127	1,326	1,269	1,467
Net loss	$(1,127)	$(1,273)	$(1,184)	$(1,184)

Net loss per share – basic and diluted	$(0.17)	$(0.16)	$(2.13)	$(0.13)
Shares used in loss per share calculation	6,457	7,931	8,875	8,930

12.	SUBSEQUENT EVENTS

On February 1, 2012, we completed a registered direct offering to certain institutional investors, including certain existing shareholders, of 2,463,537 shares of our common stock at a price per share of $4.50. Net proceeds to us, after deducting placement agent's fees and offering expenses, were approximately $10.3 million.

On February 27, 2012, the Company announced that the FDA has granted a meeting with the Company to discuss the design of pivotal Phase 3 efficacy studies for Androxal® as well as the components of the overall drug development program required for NDA submission. The meeting has been scheduled for the first half of May, 2012.

