Form 10-Q
period 2012-03-31
REPROS THERAPEUTICS INC.
filed 2012-05-15
CIK 897075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-15281

REPROS THERAPEUTICS INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	2408 Timberloch Place, Suite B-7 The Woodlands, Texas 77380 (Address of principal executive offices and zip code) (281) 719-3400 (Registrant’s telephone number, including area code)	76-0233274 (IRS Employer Identification No.)

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

As of May 9, 2012, there were outstanding 14,821,981 shares of Common Stock, par value $.001 per share, of the Registrant.

REPROS THERAPEUTICS INC.

(A development stage company)

For the Quarter Ended March 31, 2012

INDEX

Page

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS	3

PART I. FINANCIAL INFORMATION	4

Item 1. Financial Statements (unaudited)	4

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	5
Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 and from Inception (August 20, 1987) through March 31, 2012	6
Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2012	7
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and from Inception (August 20, 1987) through March 31, 2012	8
Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION	24
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	25

SIGNATURES	27

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “may,” “anticipate,” “believe,” “expect,” “estimate,” “project,” “suggest,” “intend” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, suggested or intended. These risks and uncertainties include risks associated with the Company’s ability to continue as a going concern and to continue to be able to raise additional capital on acceptable terms or at all in order to have available funding for the continued development of Androxal® and Proellex®; the success of the clinical trials for Androxal® and Proellex®; uncertainty related to the Company’s ability to obtain approval of the Company’s products by the Food and Drug Administration, or FDA, and regulatory bodies in other jurisdictions; uncertainty relating to the Company’s patent portfolio; and other risks and uncertainties described in the Company’s filings with the Securities and Exchange Commission. For additional discussion of such risks, uncertainties and assumptions, see “Part I. Financial Information - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included elsewhere in this quarterly report on Form 10-Q and “Item 1A. Risk Factors” to Part I of Form 10-K for the fiscal year ended December 31, 2011.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair statement of the interim periods presented have been included. The year-end balance sheet data was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

REPROS THERAPEUTICS INC.

(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands except share and per share amounts)

	March 31,	December 31,
	2012	2011

ASSETS

Current Assets
Cash and cash equivalents	$12,108	$4,565
Prepaid expenses and other current assets	298	99
Total current assets	12,406	4,664
Fixed assets, net	29	15
Other assets, net	1,572	1,385
Total assets	$14,007	$6,064

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$744	$1,145
Accrued expenses	165	253
Total current liabilities	909	1,398

Commitments & Contingencies (note 5)

Stockholders’ Equity
Undesignated Preferred Stock, $.001 par value, 5,000,000
shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 75,000,000 shares authorized,
14,934,331 and 12,470,694 shares issued, respectively;
14,821,981 and 12,358,344 shares outstanding, respectively	15	12
Additional paid-in capital	208,637	197,769
Cost of treasury stock, 112,350 shares	(1,380)	(1,380)
Deficit accumulated during the development stage	(194,174)	(191,735)
Total stockholders’ equity	13,098	4,666
Total liabilities and stockholders’ equity	$14,007	$6,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except per share amounts)
			From Inception
			(August 20, 1987)
			through
	Three Months Ended March 31,		March 31,
	2012	2011	2012

Revenues and other income
Licensing fees	$-	$-	$28,755
Product royalties	-	-	627
Research and development grants	-	-	1,219
Interest income	-	-	16,299
Gain on disposal of fixed assets	-	-	102
Other Income	-	-	1,003
Total revenues and other income	-	-	48,005
Expenses
Research and development	1,466	1,480	183,382
General and administrative	973	635	49,066
Interest expense and amortization
of intangibles	-	-	388
Total expenses	2,439	2,115	232,836

Loss from continuing operations	(2,439)	(2,115)	(184,831)
Loss from discontinued operations	-	-	(1,828)
Gain on disposal of discontinued operation	-	-	939
Net loss before cumulative effect of
change in accounting principle	(2,439)	(2,115)	(185,720)
Cumulative effect of change in accounting
principle	-	-	(8,454)
Net loss	$(2,439)	$(2,115)	$(194,174)

Loss per share - basic and diluted	$(0.17)	$(0.20)

Shares used in loss per share calculation:
Basic	13,983	10,790
Diluted	13,983	10,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC.

(A development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands except share and per share amounts)

						Deficit
						Accumulated
			Additional			During the	Total
	Common Stock		Paid-in	Treasury Stock		Development	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Stage	Equity
Balance at December 31, 2011	12,470,694	$12	$197,769	112,350	$(1,380)	$(191,735)	$4,666
Stock based option compensation	-	-	561	-	-	-	561
Issuance of 100 shares of common stock at a share
price of $5.07	100	-	-	-	-	-	-
Issuance of 2,463,537 shares of common stock at a share
price of $4.50, net of offering costs of $777	2,463,537	3	10,307	-	-	-	10,310
Net loss	-	-	-	-	-	(2,439)	(2,439)
Balance at March 31, 2012	14,934,331	$15	$208,637	112,350	$(1,380)	$(194,174)	$13,098

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

			From Inception
			(August 20, 1987)
			through
	Three Months Ended March 31,		March 31,
	2012	2011	2012

Cash Flows from Operating Activities
Net loss	$(2,439)	$(2,115)	$(194,174)
Gain on disposal of discontinued operations	-	-	(939)
Gain on disposal of fixed assets			(102)
Adjustments to reconcile net loss to net cash
used in operating activities:
Noncash financing costs	-	-	316
Noncash inventory impairment	-	-	4,417
Noncash patent impairment	-	-	2,614
Noncash other income			(709)
Noncash decrease in accounts payable	-	-	(1,308)
Depreciation and amortization	31	26	4,187
Noncash stock-based compensation	561	125	10,094
Common stock issued for agreement not to
compete	-	-	200
Series B Preferred Stock issued for consulting
services	-	-	18
Changes in operating assets and liabilities
(net effects of purchase of businesses in 1988 and 1994):
Increase in receivables	-	-	(199)
Increase in inventory	-	-	(4,447)
(Increase) decrease in prepaid expenses and other
current assets	(200)	23	4
Increase (decrease) in accounts payable and
accrued expenses	(489)	153	9,081
Net cash used in operating activities	(2,536)	(1,788)	(170,947)

Cash Flows from Investing Activities
Change in trading marketable securities	-	-	(191)
Capital expenditures	(16)	-	(2,409)
Purchase of other assets	(215)	(48)	(5,171)
Proceeds from sale of fixed assets	-	-	225
Cash acquired in purchase of FTI	-	-	3
Proceeds from sale of subsidiary, less
$12,345 for operating losses during
1990 phase-out period	-	-	138
Proceeds from sale of the assets of FTI	-	-	2,250
Increase in net assets held for disposal	-	-	(213)
Net cash used in investing activities	(231)	(48)	(5,368)

Cash Flows from Financing Activities
Proceeds from issuance of common stock and
warrants, net of offering costs	10,310	11,509	184,413
Exercise of stock options & warrants	-	-	375
Proceeds from a shareholder transaction	-	-	327
Proceeds from issuance of preferred stock	-	-	23,688
Purchase of treasury stock	-	-	(21,487)
Proceeds from issuance of notes payable	-	-	2,839
Principal payments on notes payable	-	-	(1,732)
Net cash provided by financing activities	10,310	11,509	188,423
Net increase (decrease) in cash and cash equivalents	7,543	9,673	12,108
Cash and cash equivalents at beginning of period	4,565	2,957	-
Cash and cash equivalents at end of period	$12,108	$12,630	$12,108

 The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

Proellex®, our product candidate for female reproductive health, is a new chemical entity that acts as a selective blocker of the progesterone receptor and is being developed for the treatment of symptoms associated with uterine fibroids and endometriosis. We recently completed a low dose study to demonstrate both safety and signals of efficacy in low oral doses of Proellex®. Additionally, the FDA has accepted an Investigational New Drug Application for vaginally delivered Proellex® and, as a result, we have commenced a Phase 1/2 vaginal administration study for uterine fibroids in the first quarter of 2012.

Our product development pipeline is summarized in the table below:

Product Candidate (Indication) Androxal®	Status	Next Expected Milestone(s)
Secondary Hypogonadism	Phase 2B	Commence Phase 3 safety study (Q2 2012) Commence Phase 3 pivotal study (Q3 2012)
Proellex®
Uterine Fibroids	Phase 2	Complete a Phase 1/2 study (vaginal delivery) (Q4 2012) Commence Phase 3 study (vaginal delivery) (Q1 2013)

Endometriosis	Phase 2	Commence Phase 2 or 3 study (oral delivery) (Q3 2012)

We also continue to maintain our patent portfolio of our phentolamine-based products for the treatment of sexual dysfunction and in order to create value from these assets in various ways which includes product out-licensing.

On February 1, 2012, we completed a registered direct offering to certain institutional investors, including certain existing shareholders, of 2,463,537 shares of our common stock at a price per share of $4.50. Net proceeds to us, after deducting placement agent’s fees and offering expenses, were approximately $10.3 million.

On May 9, 2012, the Company announced that it held a meeting with the FDA to discuss the design of pivotal Phase 3 efficacy studies for Androxal® as well as the components of the overall drug development program required for a New Drug Application submission. During this meeting, the FDA and the Company agreed upon registration requirements for Androxal® oral therapy for the treatment of secondary hypogonadism, which requirements include safety data for 100 subjects for one year and 800 subjects for six months focusing on overweight men under 60 years of age. Through the date of this meeting, the Company had safety data for approximately 70 subjects for one year and 150 subjects for six months.

As of March 31, 2012, we had accumulated losses of $194.2 million, approximately $12.1 million in cash and cash equivalents, and our accounts payable and accrued expenses were approximately $909,000. We believe we have sufficient funding to complete all of our clinical trials currently underway and to commence subsequent planned clinical trials in 2012; however, significant additional capital will be required for us to complete development of either of our product candidates. Based on these current and planned clinical trials, we will need to raise additional capital no later than the second quarter of 2013. We continue to explore potential additional financing alternatives (including corporate partnering opportunities) that would provide sufficient funds to enable us to continue to develop our two product candidates through completion of the outlined clinical trials; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

NOTE 2 — Patents and Patent Applications

As of March 31, 2012, the Company had approximately $1,572,000 in capitalized patent and patent application costs reflected on its balance sheet. Of this amount, $1,465,000 relates to patent and patent application costs for Androxal® and $107,000 relates to patent and patent application costs for Proellex®.

Should the Company not continue development of either drug candidate or should the Company not continue as a going concern, the remaining capitalized patent and patent application costs may not be recoverable, which would result in charges to operating results in future periods.

NOTE 3 — Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2012	December 31, 2011

Patent costs	$75	$51
Research and development costs	36	87
Other	34	45
Personnel related costs	20	70
Total	$165	$253

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

The following table presents information necessary to calculate loss per share for the three month periods ended March 31, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011

Net Loss	$(2,439)	$(2,115)
Average common shares outstanding	13,983	10,790
Basic and diluted loss per share	$(0.17)	$(0.20)

Potential common stock of 5,376,023 and 4,378,204 common shares underlying stock options for the periods ended March 31, 2012 and 2011, respectively, were excluded from the above calculation of diluted loss per share because they were anti-dilutive. Other potential common stock at March 31, 2012 includes Series A Warrants to purchase 1,749,270 shares of our common stock at an exercise price of $0.01 and Series B Warrants to purchase 1,690,500 shares of our common stock at an exercise price of $2.49 issued in our February 8, 2011 public offering. Other potential common stock at March 31, 2011 includes Series A Warrants to purchase 2,070,000 shares of our common stock at an exercise price of $0.01 and Series B Warrants to purchase 1,690,500 shares of our common stock at an exercise price of $2.49 issued in our February 8, 2011 public offering.

NOTE 5 — Commitments and Contingencies

Therapeutic uses of our Androxal® product candidate are covered in the United States by four issued U.S. patents and seven pending patent applications. Foreign coverage of therapeutic uses of our Androxal® product candidate includes 52 issued foreign patents and 53 foreign pending patent applications. The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of diabetes mellitus Type 2, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Androxal® (the trans-isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. We requested re-examination of one of these patents by the U.S. Patent and Trademark Office (“PTO”) based on prior art. The patent holder amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims were patentable in view of those publications under consideration and a re-examination certificate was issued. We subsequently filed a second request for re-examination by the PTO in light of a number of additional publications. The request was granted and all of the claims were finally rejected by the PTO in the re-examination. The patent holder appealed the rejections to the PTO Board of Patent Appeals and Interferences (the “PTO Board”) which ultimately reversed the rejections of several dependent claims in view of those publications under consideration. The patent holder filed a Notice of Appeal to the Federal Circuit on September 28, 2010 contesting the rejections maintained by the PTO Board. A decision was rendered by the Federal Circuit on December 12, 2011, affirming the rejection of the appealed claims. We expect that a re-examination certificate will be issued confirming the patentability of the remaining claims; however, if such a re-examination certificate were to issue, we believe that our development of Androxal® would not infringe any of the remaining claims and that all of the remaining claims are invalid on various grounds including additional prior art publications. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. We may be required to defend our position against the holder of such patents in a court of competent jurisdiction in order to develop Androxal® further. Adverse determinations in litigation proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities, in which case we may not be able to successfully commercialize or out-license Androxal® until such patents expire.

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

NOTE 6 — Subsequent Events

On May 9, 2012, the Company announced that it held a meeting with the FDA to discuss the design of pivotal Phase 3 efficacy studies for Androxal® as well as the components of the overall drug development program required for a New Drug Application submission. During this meeting, the FDA and the Company agreed upon registration requirements for Androxal® oral therapy for the treatment of secondary hypogonadism, which requirements include safety data for 100 subjects for one year and 800 subjects for six months focusing on overweight men under 60 years of age. Through the date of this meeting, the Company had safety data for approximately 70 subjects for one year and 150 subjects for six months.

On April 30, 2012, the Company announced information relating to the following with respect to its Proellex®-V, or vaginally delivered Proellex®, for the treatment of uterine fibroids: vaginal delivery of 12 mg Proellex® has exhibited the systemic drug exposure designed to optimize risk/benefit clinical profile; encouraging preliminary signs of efficacy in first cohort dosed with 12 mg Proellex®-V; animal studies indicate that greater fibroid size reduction will occur at much lower doses of Proellex®-V than previously tested oral doses; and Proellex®-V is on track for an end of Phase 2 meeting with FDA at year end 2012.

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

We have recently completed a Phase 2B study of Androxal® in men with secondary hypogonadism, but naïve to testosterone treatment, at the Food and Drug Administration’s (the “FDA”) recommendation. We have since announced top line results of this study that Androxal® was generally well tolerated compared to placebo and there were no drug related serious adverse events that led to discontinuation. The Company recently announced that it held a meeting with the FDA to discuss the design of pivotal Phase 3 efficacy studies for Androxal® as well as the components of the overall drug development program required for a New Drug Application (“NDA”) submission. During this meeting, the FDA and the Company agreed upon registration requirements for Androxal® oral therapy for the treatment of secondary hypogonadism. Based on the outcome of this meeting, we plan to proceed with Phase 3 studies in accordance with such registration requirements.

We are also developing Proellex®, an orally administered selective blocker of the progesterone receptor in women, for the treatment of uterine fibroids and endometriosis. Uterine fibroids and endometriosis affect millions of women of reproductive age. Proellex® has shown statistically significant results in previous Phase 2 studies for endometriosis and uterine fibroids.  We have recently completed a low dose escalating study as permitted by the FDA, which was intended to determine both signals of efficacy and safety for low oral doses of the drug.  We recently announced that there was no evidence of elevations of liver enzymes over baseline, suggesting these lower doses avoid the type of adverse events seen at much higher doses in earlier studies. We plan to request a Type B meeting with the FDA on completion of the final clinical study report. Based on the present data and the strong efficacy signal in its previous Phase 2 studies, we hope to re-enter Phase 3 with low dose oral Proellex®. Following such meeting, we intend to commence a Phase 2 or 3 oral administration study for endometriosis in the third quarter of 2012.

The FDA has accepted an Investigational New Drug Application (“IND”) for vaginally delivered Proellex® and, as a result, we have commenced a Phase 1/2 vaginal administration study for uterine fibroids in the first quarter of 2012. Depending on the outcome of this study, we intend to commence a Phase 3 vaginal administration study for uterine fibroids in the fourth quarter of 2012.

Our Research and Development Program

Our product development pipeline is summarized in the table below:

Product Candidate (Indication) Androxal®	Status	Next Expected Milestone(s)
Secondary Hypogonadism	Phase 2B	Commence Phase 3 safety study (Q2 2012) Commence Phase 3 pivotal study (Q3 2012)
Proellex®
Uterine Fibroids	Phase 2	Complete a Phase 1/ 2 study (vaginal delivery) (Q4 2012) Commence Phase 3 study (vaginal delivery) (Q1 2013)

Endometriosis	Phase 2	Commence Phase 2 or 3 study (oral delivery) (Q3 2012)

As of March 31, 2012, we had accumulated losses of $194.2 million, approximately $12.1 million in cash and cash equivalents, and our accounts payable and accrued expenses were approximately $909,000. On February 1, 2012, we completed a registered direct offering to certain institutional investors, including certain existing shareholders, of 2,463,537 shares of our common stock at a price per share of $4.50. Net proceeds to us, after deducting placement agent's fees and offering expenses, were approximately $10.3 million. We believe we have sufficient funding to complete all of our clinical trials currently underway and to commence planned subsequent clinical trials in 2012; however, significant additional capital will be required for us to complete development of either of our product candidates. Based on these current or planned clinical trials, we will need to raise additional capital no later than the second quarter of 2013. We continue to explore potential additional financing alternatives (including corporate partnering opportunities) that would provide sufficient funds to enable us to continue to develop our two product candidates through completion of the outlined clinical trials; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

We tested Androxal® in two studies designed to show that Androxal® improved testosterone levels as well as AndroGel® in men with secondary hypogonadism. These studies indicated that Androxal® had a superior ability to improve testosterone levels when compared to AndroGel® and that the improvement was statistically significant. In the meeting held on November 8, 2010, the FDA determined that improved testosterone levels would be sufficient provided that both placebo and Androxal® maintained sperm counts in a statistically significant manner as compared to an approved topical testosterone.

Androxal® will be required to undergo the full regulatory approval process, including pivotal Phase 3 trials and long-term Open Label Safety Studies as well as other requirements. Androxal® is closely related chemically to the drug, Clomid®, which is approved for use in women to treat certain infertility disorders. Clomid® contains both the trans and cis isomers of clomiphene citrate; Androxal® contains only the trans isomer. The FDA has indicated that testicular tumors, gynecomastia and adverse ophthalmologic events, which have been reported in males taking Clomid®, are potential risks that should be included in informed consent forms for our Androxal® clinical trials. We do not believe that Androxal® will present with the same adverse events given its reduced half-life and lack of cis isomer as compared to Clomid®. In our preclinical studies and our clinical trials to date, we have observed no evidence of any of these events except for certain ophthalmologic events in our preclinical dog study at doses significantly higher than those administered in the clinical trials.

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

Unlike testosterone replacement therapies, Androxal® maintains the normal daily rhythm of testosterone peaks and valleys. We previously conducted three studies in which 24 hour testosterone levels were obtained and, unlike topical testosterone, morning testosterone was the maximum concentration observed, consistent with the normal circadian rhythm in men. These studies provide evidence that one assessment of testosterone between 8 a.m. and 10 a.m. correlates to the maximum value of testosterone for a given subject on a given day. Additionally, we conducted one additional 24 hour study which showed that Androxal®’s action in maintaining the normal rhythm is both predictable and dose-dependent.

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

The current standards of care for uterine fibroids and endometriosis consist of surgery or short-term treatment with gonadotropin-releasing hormone (“GnRH”) agonists drugs, such as Lupron®. GnRH agonists induce a low estrogen, menopausal-like state and promote bone loss and are not recommended for use for more than six months.

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

Up until the summer of 2009, all side effects exhibited in the studies were considered manageable and the benefit of Proellex® far outweighed the risk. However, in Phase 3 efficacy and larger Phase 3 safety studies in diverse populations, a small number of subjects exhibited serious adverse effects associated with elevated liver enzymes. As a result of these findings, we elected to stop the trials and the FDA subsequently placed Proellex® on full clinical hold. All women that experienced elevated liver enzymes and returned for follow-up visits returned to baseline conditions with no overnight hospitalization necessary. An analysis of all the subjects that experienced such serious adverse effects showed that the effect only occurred in a small percentage of subjects that were exposed to the 50 mg dose of the drug for any period of time. Based on these findings, the Company petitioned the FDA to allow it to conduct a low dose study to demonstrate both safety and signals of efficacy in low oral doses of Proellex®, up to 12 mg administered per day. The FDA upgraded the full clinical hold to a partial hold to allow the low dose study to be conducted. In addition, the Company has undertaken two related initiatives. The first is the exploration of vaginal delivery as an alternative administrative route to bypass first-pass liver effects and reduce systemic exposure currently in a Phase 2 study. The second is the screening of second generation molecules that do not possess the specific structures the Company believes induced the liver toxicity exhibited at higher doses of Proellex®.

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

We have requested a lift of clinical hold for the endometriosis IND in order to proceed with a Phase 3 study and the FDA has not responded to us at this date. Following the lift of clinical hold by the FDA and possible subsequent meeting, we intend to commence either a Phase 2 or 3 oral administration study for endometriosis in the third quarter of 2012. We believe that the induction of amenorrhea in the low dose trial provides strong evidence for efficacy warranting further development.

Vaginal Administration

We are assessing vaginal administration of Proellex® to avoid first pass liver effects and achieve higher reproductive tract concentrations of the drug while minimizing systemic exposure. We reported results from two in vivo animal studies which confirmed reduced maximum circulating concentrations of the drug when administered vaginally, as well as efficacy signals at substantially lower doses than oral administration. The FDA has since accepted an IND for vaginally delivered Proellex® and, as a result, we have commenced a Phase 1/2 vaginal administration study for uterine fibroids in the first quarter of 2012. Depending on the outcome of our Phase 1/2 vaginal administration study for uterine fibroids, we intend to commence a Phase 3 vaginal administration study for uterine fibroids in the first quarter of 2013.

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

Other Products

We continue limited out-licensing efforts for our phentolamine-based product candidates, including VASOMAX®, which had previously been approved for marketing in several countries in Latin America for the treatment of male erectile dysfunction under the brand name Z-Max. VASOMAX® has been on partial clinical hold in the U.S. since 1998, and no further development activities are planned.

Business Strategy

We plan to focus our clinical program on (i) conducting Phase 3 secondary hypogonadism trials for Androxal®, (ii) conducting a Phase 1/2 vaginal administration trial, and a subsequent Phase 3 trial, for Proellex® for uterine fibroids and (iii) conducting a Phase 2 or 3 trial for Proellex® for endometriosis. We anticipate that our current liquidity will be sufficient to conduct all of these planned studies into the second quarter of 2013; however, significant additional capital will be required for us to complete the studies and development of either of our product candidates. We will continue to explore corporate partnering opportunities for assistance in the clinical development funding and commercialization of our products, as appropriate; however, there can be no assurance that an acceptable corporate partnering opportunity will be successfully completed or that we will be successful in raising the additional funds.

Risks Affecting Us

 Our business is subject to numerous risks as discussed more fully in “Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2011 and the section entitled “Risk Factors” in this quarterly report.  We are investigating a variety of sources for raising capital. No assurance can be given that we will be successful in obtaining financing on acceptable terms or at all.  We anticipate that if we are able to secure financing, that such financing will result in significant dilution of the ownership interests of our current stockholders and may provide certain rights to the new investors senior to the rights of our current stockholders, including but not limited to voting rights and rights to proceeds in the event of a sale or liquidation of the Company.  In the event that we are unable to obtain adequate financing to meet our future needs, we will pursue other options, including but not limited to, reductions of expenses, sale of the Company, sale or license of a portion or all of our assets or the liquidation of the Company.

 In addition, we have not received regulatory approval for any of our product candidates, have not successfully earned any significant commercial revenues from any of our product candidates and may never launch either of our product candidates.  If we do not successfully commercialize any of our product candidates, we will be unable to achieve our business objectives.  In addition, the reported results of our clinical trials completed to date may not be indicative of results that will be achieved in later-stage clinical trials involving larger and more diverse patient populations.  As of March 31, 2012, we had accumulated losses of $194.2 million, approximately $12.1 million in cash and cash equivalents, and our accounts payable and accrued expenses were approximately $909,000.   We believe we have sufficient funding to complete all of the clinical trials currently underway and to commence planned subsequent clinical trials in 2012; however, significant additional capital will be required for us to complete development of either of our product candidates. Based on these current and planned clinical trials, we will need to raise additional capital no later than the second quarter of 2013. We continue to explore potential additional financing alternatives (including corporate partnering opportunities) that would provide sufficient funds to enable us to continue to develop our two product candidates through completion of the outlined clinical trials; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all. The foregoing matters raise substantial doubt about our ability to continue as a going concern and we expect to continue to incur significant losses over the next several years, and we may never become profitable.  Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

General

We have experienced negative cash flows from operations since inception and have funded our activities to date primarily from equity financings and corporate collaborations. Based on our current and planned clinical trials, we will need to raise additional capital no later than the second quarter of 2013 in order to continue our development activities. It is possible that our current and planned clinical trial activities will be more costly and take longer than we anticipate; accordingly, there can be no assurance that additional capital will not be necessary prior to the time anticipated. We believe that we will secure sufficient capital to continue our ongoing and planned clinical programs assuming that the results of our current or planned clinical trials with Androxal® and Proellex® are favorable. If the results of these trials are unfavorable, there can be no assurance that the Company will be successful in obtaining additional capital in amounts sufficient to continue to fund its operations, which outcome would have a material adverse effect on the Company. The uncertainties relating to the foregoing matters raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We have 17 full-time employees. We utilize the services of contract research organizations, contract manufacturers and various consultants to assist us in performing clinical and regulatory services for the clinical development of our products. We are substantially dependent on our various contract groups to adequately perform the activities required to obtain regulatory approval of our products.

We have accumulated net operating losses through March 31, 2012 and the value of the tax asset associated with these accumulated net operating losses can be substantially diminished in value due to various tax regulations, including change in control provisions in the tax code. The Company’s public offerings completed on February 5, 2007, October 2, 2008, September 11, 2009, October 13, 2009, February 8, 2011, February 1, 2012, the sale and issuance of the ATM Shares and the issuance of unregistered shares as part of previously-disclosed settlements of certain claims may have created a change of ownership for Federal income tax purposes. The Company has not undertaken a study to determine if this has occurred. A change in ownership for Federal income tax purposes may result in a limitation on the use of net operating loss and tax credit carryforwards in future periods.

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

Capitalized Patent and Patent Application Costs

We capitalize the cost associated with building our patent library for Androxal® and Proellex®. As of March 31, 2012, other assets consist of capitalized patent and patent application costs in the amount of $1,572,000. Patent costs, which include legal and application costs related to the patent portfolio, are being amortized over 20 years, or the lesser of the legal or the estimated economic life of the patent. Amortization of patent costs was $29,000 and $24,000 for the three month periods ended March, 31, 2012 and 2011, respectively.

We review capitalized patent and patent application costs for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment exists when estimated undiscounted cash flows expected to result from the patent are less than its carrying amount. The impairment loss recognized represents the excess of the patent cost as compared to its estimated fair value. We believe that our remaining capitalized patent and patent application costs are not impaired as of March 31, 2012.

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

Share-Based Compensation

We had one stock-based compensation plan at March 31, 2012, the 2011 Equity Incentive Plan. Accounting for stock based compensation generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued. We use the Black-Scholes option pricing model to estimate the fair value of our stock options. Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options' vesting and contractual expiration dates. The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option's expected term.

Income Taxes

Our losses from inception to date have resulted principally from costs incurred in conducting clinical trials and in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts. We have recorded a deferred tax asset for our net operating losses (“NOL”); however, as the Company has incurred losses since inception, and since there is no certainty of future profits, a valuation allowance has been provided in full on our deferred tax assets in the accompanying consolidated financial statements. If the Company has an opportunity to use this NOL to off-set tax liabilities in the future, the use of this asset would be restricted based on Internal Revenue Service, state and local NOL use guidelines. The Company’s public offerings completed on February 5, 2007, October 2, 2008, September 11, 2009, October 13, 2009, February 8, 2011, February 1, 2012, the sale and issuance of the ATM Shares and the issuance of unregistered shares as part of previously-disclosed settlements of certain claims may have created a change of ownership for Federal income tax purposes. The Company has not undertaken a study to determine if this has occurred. A change in ownership for Federal income tax purposes may result in a limitation on the use of net operating loss and tax credit carryforwards in future periods.

Results of Operations

Comparison of the three-month periods ended March 31, 2012 and 2011

Research and Development Expenses

Research and development, or R&D, expenses include contracted services relating to our clinical product development activities which include preclinical studies, clinical trials, regulatory affairs and bulk manufacturing scale-up activities and bulk active ingredient purchases for preclinical and clinical trials primarily relating to our two products in clinical development, which are Androxal® and Proellex®. Research and development expenses also include internal operating expenses relating to our general research and development activities. R&D expenses remained constant at approximately $1.5 million for both three month periods ended March 31, 2012 and 2011. Our primary R&D expenses for the three month periods ended March 31, 2012 and 2011 are shown in the following table (in thousands):

Research and Development	Three-months ended March 31, 2012	Three-months ended March 31, 2011	Variance	Change (%)
Androxal® clinical development	$369	$871	$(502)	(58)%
Proellex® clinical development	324	225	99	44%
Payroll and benefits	440	191	249	130%
Operating and occupancy	333	193	140	73%
Total	$1,466	$1,480	$(14)	(1)%

R&D expenses related to the clinical development of Androxal® decreased 58%, or approximately $502,000, as a result of the completion of the Phase 2B study in men with secondary hypogonadism and the Phase 2 study as a potential treatment for improving glycemic control in hypogonadal men with Type 2 diabetes. R&D expenses related to the clinical development of Proellex® increased 44%, or approximately $99,000, due to the commencement of our Phase 1/2 vaginal administration study for uterine fibroids in the first quarter of 2012.

Payroll and benefits expenses increased 130%, or approximately $249,000, to $440,000 for the three month period ended March 31, 2012 as compared to $191,000 for the same period in the prior year. Included in payroll and benefits expense is a charge for non-cash stock based compensation of $214,000 for the three month period ended March 31, 2012 as compared to $47,000 for the same period in the prior year. Additionally, salaries for the three month period ended March 31, 2012 were $195,000 as compared to $110,000 for the same period in the prior year. The increase in salaries is due to increased headcount.

Operating and occupancy expenses increased 73%, or approximately $140,000, to $333,000 as compared to $193,000 for the same period in the prior year primarily due to an increase in professional services and travel expenses.

To date through March 31, 2012 we have incurred approximately $20.2 million for the development of Androxal® and approximately $57.6 million for the development of Proellex®. These accumulated costs exclude any internal operating expenses.

General and Administrative Expenses

General and administrative expenses, or G&A, increased 53%, or approximately $338,000, to $973,000 for the three month period ended March 31, 2012 as compared to $635,000 for the same period in the prior year. Our primary G&A expenses for the three month period ended March 31, 2012 and 2011 are shown in the following table (in thousands):

General and Administrative	Three-months ended March 31, 2012	Three-months ended March 31, 2011	Variance	Change (%)
Payroll and benefits	$579	$196	$383	195%
Operating and occupancy	394	439	(45)	(10)%
Total	$973	$635	$338	53%

G&A payroll and benefits expenses include salaries, bonuses, relocation expense, severance costs, non-cash stock based compensation expense and fringe benefits. Included in payroll and benefits expense is a charge for non-cash stock based compensation of $348,000 for the three month period ended March 31, 2012 as compared to $78,000 for the same period in the prior year. Additionally, salaries for the three month period ended March 31, 2012 were $194,000 as compared to $104,000 for the same period in the prior year due to increased headcount and the discontinuation on December 31, 2011 of the salary reduction program put in place in August 2009 for all salaried employees.

G&A operating and occupancy expenses, which include expenses to operate as a public company, decreased 10%, or approximately $45,000, to $394,000 for the three month period ended March 31, 2012 as compared to $439,000 for the same period in the prior year primarily due to a decrease in professional services.

Off-Balance Sheet Arrangements

As of March 31, 2012, the only off-balance sheet arrangement we have is the operating lease relating to our facility.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from private placements and public offerings of equity securities and with funds received under collaborative agreements.

On February 12, 2010, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), pursuant to which we may issue and sell from time to time through Ladenburg, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $10 million (the “ATM Shares”). Ladenburg is not required to sell on our behalf any specific number or dollar amount of the ATM Shares, but Ladenburg, upon acceptance of written instructions from us, agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices, to sell the ATM Shares up to the amount specified, and otherwise in accordance with the terms of a placement notice delivered to Ladenburg. We have no obligation to sell any ATM Shares under the Equity Distribution Agreement, and may at any time suspend sales under the Equity Distribution Agreement, provided that such suspension shall not affect either party’s obligations with respect to the ATM Shares sold prior to the receipt of notice of such suspension. Ladenburg receives a commission of 4% of the gross sales price of all ATM Shares sold through it under the Equity Distribution Agreement. The ATM Shares are issued pursuant to our shelf registration statement on Form S-3, as amended (File No. 333-163648). Between January 1, 2012 and March 31, 2012, we sold an aggregate of 100 ATM Shares at a weighted average share price of $5.07, for proceeds of approximately $500, net of expenses. Cumulative through March 31, 2012, we have sold 2,775,476 ATM Shares at a weighted average share price of $2.67, for proceeds of approximately $7.4 million, net of expenses. Pursuant to General Instruction I.B.6. of Form S-3, we may not sell more than one-third of the aggregate market value of our common stock held by non-affiliates during a period of 12 calendar months immediately prior to, and including, the date of such sale of such common stock.

On February 1, 2012, we completed a registered direct offering to certain institutional investors, including certain existing shareholders, of 2,463,537 shares of our common stock at a price per share of $4.50 (the “2012 Public Offering”). Net proceeds to us, after deducting placement agent's fees and offering expenses, were approximately $10.3 million.

Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. We had cash and cash equivalents of approximately $12.1 million as of March 31, 2012 as compared to $4.6 million as of December 31, 2011. All cash and cash equivalents as of March 31, 2012 and December 31, 2011 were held in an account backed by U.S. government securities.

Net cash of approximately $2.5 million and $1.8 million was used in operating activities during the three month periods ended March 31, 2012 and 2011, respectively. The major use of cash for operating activities for the three month period ended March 31, 2012 was to fund our operations and pay down our current liabilities. Cash used in investing activities during the three month period ended March 31, 2012 was approximately $231,000 primarily for capitalized patent and patent application costs for Androxal® and Proellex®. Cash provided by financing activities during the three month period ended March 31, 2012 was approximately $10.3 million as a result of completing the 2012 Public Offering.

We have experienced negative cash flows from operations since inception. We will require substantial funds for research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if appropriate, if the FDA or other regulatory approvals are obtained. Based on our current and planned clinical activities, we will need to raise additional capital no later than the second quarter of 2013 or seek additional funding in the public or private capital markets through corporate collaborations or other financing vehicles in order to continue our development activities. There can be no assurance that any such funding will be available to us on favorable terms or at all. If we are successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of holders of our common stock. It is possible that our clinical trial activities will be more costly and take longer than we anticipate; accordingly, there can be no assurance that additional capital will not be necessary prior to the time anticipated. Our capital requirements will depend on many factors, which are discussed in detail in “Item 1A. Risk Factors” to Part I of Form 10-K for the fiscal year ended December 31, 2011. Additionally, as discussed in Note 5, there is a third party individual patent holder that claims priority over our patent application for Androxal®. The uncertainties relating to the foregoing matters raise substantial doubt about our ability to continue as a going concern.

Our results of operations may vary significantly from quarter to quarter and year to year, and depend on, among other factors, our ability to raise additional capital on acceptable terms or at all, on our ability to be successful in our clinical trials, the regulatory approval process in the United States and other foreign jurisdictions and the ability to complete strategic licenses and product development agreements. The timing of our revenues may not match the timing of our associated product development expenses. To date, research and development expenses have usually exceeded revenue in any particular period and/or fiscal year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We had cash and cash equivalents of approximately $12.1 million at March 31, 2012 which is held in an account backed by U.S. government securities. Although this cash account is subject to fluctuations in interest rates and market conditions, no significant gain or loss on this account is expected to be recognized in earnings. We do not invest in derivative securities.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

In connection with the evaluation described above, we identified no change in internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Therapeutic uses of our Androxal® product candidate are covered in the United States by four issued U.S. patents and seven pending patent applications. Foreign coverage of therapeutic uses of our Androxal® product candidate includes 52 issued foreign patents and 53 foreign pending patent applications. The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of diabetes mellitus type 2, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Androxal® (the trans-isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. We requested re-examination of one of these patents by the U.S. Patent and Trademark Office (“PTO”) based on prior art. The patent holder amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims were patentable in view of those publications under consideration and a re-examination certificate was issued. We subsequently filed a second request for re-examination by the PTO in light of a number of additional publications. The request was granted and all of the claims were finally rejected by the PTO in the re-examination. The patent holder appealed the rejections to the PTO Board of Patent Appeals and Interferences (the “PTO Board”) which ultimately reversed the rejections of several dependent claims in view of those publications under consideration. The patent holder filed a Notice of Appeal to the Federal Circuit on September 28, 2010 contesting the rejections maintained by the PTO Board. A decision was rendered by the Federal Circuit on December 12, 2011, affirming the rejection of the appealed claims. We expect that a re-examination certificate will be issued confirming the patentability of the remaining claims; however, if such a re-examination certificate were to issue, we believe that our development of Androxal® would not infringe any of the remaining claims and that all of the remaining claims are invalid on various grounds including additional prior art publications. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. We may be required to defend our position against the holder of such patents in a court of competent jurisdiction in order to develop Androxal® further. Adverse determinations in litigation proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities, in which case we may not be able to successfully commercialize or out-license Androxal® until such patents expire.

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

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in the registrant’s Form 10-K for the fiscal year ended December 31, 2011 in response to “Item 1A. Risk Factors” to Part I of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information

None

Item 6. Exhibits

3.1(a)	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form SB-2 (No. 33-57728-FW), as amended ("Registration Statement")).

3.1(b)	Certificate of Amendment to the Company's Restated Certificate of Incorporation, dated as of May 2, 2006 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission (the "Commission") on May 2, 2006).

3.1(c)	Certificate of Amendment to the Company's Restated Certificate of Incorporation, as amended, dated as of December 16, 2008 (incorporated by reference to Exhibit 3.1(d) to the Company's Current Report on Form 8-K as filed with the Commission on December 23, 2008).

3.1(d)	Certificate of Designation of Series One Junior Participating Preferred Stock dated September 2, 1999 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company's Registration Statement on Form 8-A as filed with the Commission on September 3, 1999).

3.1(e)	Certificate of Amendment to Restated Certificate of Incorporation, dated as of November 18, 2009. Exhibit 3.1(e) to the Company’s Current Report on Form 8-K dated November 19, 2009 is incorporated herein by reference.

3.1(f)	Certificate of Amendment to Restated Certificate of Incorporation, dated October 14, 2010. Exhibit 3.1(f) to the Company’s Current Report on Form 8-K dated October 14, 2010 is incorporated herein by reference.

3.2	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Registration Statement).

4.1	Form of Series A Warrant Certificate. Exhibit 4.10 to the Company’s Registration Statement on Form S-1/A (No. 333-171196) as filed with the Commission on February 2, 2011 is incorporated herein by reference.

4.2	Form of Series B Warrant Certificate. Exhibit 4.11 to the Company’s Registration Statement on Form S-1/A (No. 333-171196) as filed with the Commission on February 2, 2011 is incorporated herein by reference.

4.3	Series A Warrant Agreement dated February 8, 2011 by and among the Company and Computershare Inc. and its wholly-owned subsidiary, Computershare Trust Company, N.A. Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 9, 2011 is incorporated herein by reference.

4.4	Series B Warrant Agreement dated February 8, 2011 by and among the Company and Computershare Inc. and its wholly-owned subsidiary, Computershare Trust Company, N.A. Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Commission on February 9, 2011 is incorporated herein by reference.

10.1	Placement Agency Agreement dated January 26, 2012 by and between the Company and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K as filed with the Commission on January 27, 2012).

10.2	Form of Subscription Agreement between the Company and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Commission on January 27, 2012).

31.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1*	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPROS THERAPEUTICS INC.

Date: May 15, 2012
	By:	/s/ Joseph S. Podolski
Joseph S. Podolski
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2012
	By:	/s/ Katherine A. Anderson
Katherine A. Anderson
Chief Financial Officer
(Principal Financial Officer)

