Form 10-Q
period 2012-06-30
REPROS THERAPEUTICS INC.
filed 2012-08-13
CIK 897075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 6, 2012, there were outstanding 14,833,989 shares of Common Stock, par value $.001 per share, of the Registrant.

REPROS THERAPEUTICS INC.

(A development stage company)

For the Quarter Ended June 30, 2012

INDEX

Page
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS	3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	4

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	5
Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2012 and 2011 and from Inception (August 20, 1987) through June 30, 2012	6
Unaudited Condensed Consolidated Statements of Stockholders' Equity for the six months ended June 30, 2012	7
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and from Inception (August 20, 1987) through June 30, 2012	8
Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	27
Item 4. Mine Safety Disclosures	27
Item 5. Other Information	27
Item 6. Exhibits	27

SIGNATURES	29

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair statement of the interim periods presented have been included. The year-end balance sheet data was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands except share and per share amounts)

	June 30,	December 31,
	2012	2011

ASSETS

Current Assets
Cash and cash equivalents	$9,939	$4,565
Prepaid expenses and other current assets	245	99
Total current assets	10,184	4,664
Fixed assets, net	37	15
Other assets, net	1,727	1,385
Total assets	$11,948	$6,064

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,199	$1,145
Accrued expenses	241	253
Total current liabilities	1,440	1,398

Commitments and contingencies (note 5)

Stockholders' Equity
Undesignated Preferred Stock, $.001 par value, 5,000,000
shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 75,000,000 shares
authorized, 14,946,339 and 12,470,694 shares issued, respectively
and 14,833,989 and 12,358,344 shares outstanding, respectively	15	12
Additional paid-in capital	209,147	197,769
Cost of treasury stock, 112,350 shares	(1,380)	(1,380)
Deficit accumulated during the development stage	(197,274)	(191,735)
Total stockholders' equity	10,508	4,666
Total liabilities and stockholders' equity	$11,948	$6,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except per share amounts)

					From Inception
					(August 20, 1987)
					through
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2012	2011	2012	2011	2012

Revenues
Licensing fees	$-	$-	$-	$-	$28,755
Product royalties	-	-	-	-	627
Research and development grants	-	-	-	-	1,219
Interest income	-	1	1	1	16,300
Gain on disposal of fixed assets	-	-	-	-	102
Other Income	-	-	-	-	1,003
Total revenues and other income	-	1	1	1	48,006
Expenses
Research and development	2,178	2,267	3,644	3,747	185,560
General and administrative	922	1,418	1,896	2,053	49,989
Interest expense and amortization
of intangibles	-	-	-	-	388
Total expenses	3,100	3,685	5,540	5,800	235,937

Loss from continuing operations	(3,100)	(3,684)	(5,539)	(5,799)	(187,931)
Loss from discontinued operations	-	-	-	-	(1,828)
Gain on disposal of discontinued operation	-	-	-	-	939
Net loss before cumulative effect of
change in accounting principle	(3,100)	(3,684)	(5,539)	(5,799)	(188,820)
Cumulative effect of change in accounting
principle	-	-	-	-	(8,454)
Net loss	$(3,100)	$(3,684)	$(5,539)	$(5,799)	$(197,274)

Loss per share - basic and diluted:	$(0.21)	$(0.30)	$(0.38)	$(0.50)

Weighted average shares used in loss per share calculation:
Basic	14,826	12,296	14,404	11,598
Diluted	14,826	12,296	14,404	11,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited and in thousands except share and per share amounts)

						Deficit
						Accumulated
			Additional			During the	Total
	Common Stock		Paid-in	Treasury Stock		Development	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Stage	Equity
Balance at December 31, 2011	12,470,694	$12	$197,769	112,350	$(1,380)	$(191,735)	$4,666
Stock based option compensation	-	-	1,022	-	-	-	1,022
Issuance of 100 shares of common stock at a share
price of $5.07	100	-	-	-	-	-	-
Issuance of 2,463,537 shares of common stock at a share
price of $4.50, net of offering costs of $777	2,463,537	3	10,307	-	-	-	10,310
Exercise of stock option to purchase common stock
for cash @ $4.80 per share	8,333	-	40	-	-	-	40
Exercise of 3,675 Series B Warrants to purchase common
stock for cash @ $2.49 per share	3,675	-	9	-	-	-	9
Net loss	-	-	-	-	-	(5,539)	(5,539)
Balance at June 30, 2012	14,946,339	$15	$209,147	112,350	$(1,380)	$(197,274)	$10,508

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

			From Inception
			(August 20, 1987)
			through
	Six Months Ended June 30,		June 30,
	2012	2011	2012

Cash Flows from Operating Activities
Net loss	$(5,539)	$(5,799)	(197,274)
Gain on disposal of discontinued operations	-	-	(939)
Gain on disposal of fixed assets	-	-	(102)
Adjustments to reconcile net loss to net cash
used in operating activities:
Noncash financing costs	-	-	316
Noncash inventory impairment	-	-	4,417
Noncash patent impairment	-	-	2,614
Noncash other income	-	-	(709)
Noncash decrease in accounts payable	-	-	(1,308)
Depreciation and amortization	68	54	4,224
Noncash stock-based compensation	1,022	1,159	10,555
Common stock issued for agreement not to
compete	-	-	200
Series B Preferred Stock issued for consulting
services	-	-	18
Changes in operating assets and liabilities
(net effects of purchase of businesses in 1988 and 1994):
Increase in receivables	-	-	(199)
Increase in inventory	-	-	(4,447)
(Increase) decrease in prepaid expenses and other
current assets	(147)	130	57
Increase (decrease) in accounts payable and
accrued expenses	(5)	361	9,565
Net cash used in operating activities	(4,601)	(4,095)	(173,012)

Cash Flows from Investing Activities
Change in trading marketable securities	-	-	(191)
Capital expenditures	(28)	(15)	(2,421)
Capitalization of technology rights and other assets	(356)	(108)	(5,312)
Proceeds from sale of PP&E	-	-	225
Cash acquired in purchase of FTI	-	-	3
Proceeds from sale of subsidiary, less
$12,345 for operating losses during
1990 phase-out period	-	-	138
Proceeds from sale of the assets of FTI	-	-	2,250
Increase in net assets held for disposal	-	-	(213)
Net cash used in investing activities	(384)	(123)	(5,521)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of	10,310	11,509	184,413
offering costs
Exercise of stock options & warrants	49	3	424
Proceeds from a shareholder transaction	-	-	327
Proceeds from issuance of preferred stock	-	-	23,688
Purchase of treasury stock	-	-	(21,487)
Proceeds from issuance of notes payable	-	-	2,839
Principal payments on notes payable	-	-	(1,732)
Net cash provided by financing activities	10,359	11,512	188,472
Net increase (decrease) in cash and cash equivalents	5,374	7,294	9,939
Cash and cash equivalents at beginning of period	4,565	2,957	-
Cash and cash equivalents at end of period	$9,939	$10,251	$9,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

Proellex®, our product candidate for female reproductive health, is a new chemical entity that acts as a selective blocker of the progesterone receptor and is being developed for the treatment of symptoms associated with uterine fibroids and endometriosis. On January 3, 2012, we announced the completion of a low dose study to demonstrate both safety and signals of efficacy in low oral doses of Proellex®. Additionally, the Food and Drug Administration (“FDA”) has accepted an Investigational New Drug Application (“IND”) for vaginally delivered Proellex® and, as a result, we commenced a Phase 2 vaginal administration study for uterine fibroids in the first quarter of 2012.

Our product development pipeline is summarized in the table below:

Product Candidate (Indication) Androxal®	Status	Next Expected Milestone(s)
Secondary Hypogonadism	Phase 3	Commence Phase 3 pivotal study (Q3 2012) Commence DEXA study (Q3 2012)
Proellex®
Uterine Fibroids	Phase 2	Complete Phase 2 study (vaginal delivery) (Q4 2012) Commence Phase 3 study (vaginal delivery) (Q1 2013)
Endometriosis	Phase 2	Commence Phase 2 study (oral delivery) (Q3 2012)

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

On May 9, 2012, we announced that we held a meeting with the FDA to discuss the design of pivotal Phase 3 efficacy studies for Androxal® as well as the components of the overall drug development program required for a New Drug Application (“NDA”) submission. During this meeting we agreed with the FDA upon the registration requirements for Androxal® oral therapy for the treatment of secondary hypogonadism, including a safety database comprising of safety data for 100 subjects exposed to Androxal® for one year and 800 subjects exposed for six months, with a focus on overweight men under 60 years of age. Through the May 9, 2012 meeting, we had safety data for approximately 70 subjects for one year and 150 subjects for six months. The FDA further advised that a one year dual-energy X-ray absorptiometry (“DEXA”) study be conducted to ensure that there is no bone loss.

On July 9, 2012, we announced that we reached an agreement with the FDA for the design of the pivotal efficacy studies for Androxal® for the treatment of secondary hypogonadism. The pivotal studies are being conducted under a Special Protocol Assessment and are expected to be initiated in the third quarter of 2012. Additionally, we began enrolling men into a 500 subject open label safety study in June 2012 and will begin enrolling men into a one year DEXA study in the third quarter of 2012. Depending on study enrollment and the completion of other studies, we believe we may be able to submit an NDA in the first quarter of 2014.

On July 16, 2012, we announced that we held a teleconference with the FDA to discuss the development of low dose oral Proellex® as a treatment for endometriosis. The FDA has agreed to update the full clinical hold to a partial clinical hold once an agreement is reached on the design of a Phase 2 study protocol. This, however, does not affect Proellex®-V, the proprietary vaginal delivery formulation of telapristone acetate which has its own unique pharmacodynamics and is being studied under a separate IND. At the end of July 2012, we satisfied our enrollment requirement of study subjects in the ongoing ZPV-200 Phase 2 study for the use of Proellex®-V in the treatment of uterine fibroids and we intend to report the study results around the end of the year. Additionally, we have begun enrolling subjects who completed the ZPV-200 study into a one year open label safety trial in order to begin collecting long term safety data which we expect the FDA to require in connection with the submission of an NDA.

As of June 30, 2012, we had accumulated losses of $197.3 million, approximately $9.9 million in cash and cash equivalents, and our accounts payable and accrued expenses were approximately $1.4 million. We anticipate that our current liquidity will be sufficient to continue these planned studies into the second quarter of 2013; however, significant additional capital will be required for us to complete the studies and development of either of our product candidates. We continue to explore potential additional financing alternatives (including corporate partnering opportunities) that would provide sufficient funds to enable us to continue to develop our two product candidates through completion of the outlined clinical trials; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

NOTE 2 — Patents and Patent Applications

As of June 30, 2012, we had approximately $1,727,000 in capitalized patent and patent application costs reflected on its balance sheet. Of this amount, $1,523,000 relates to patent and patent application costs for Androxal® and $204,000 relates to patent and patent application costs for Proellex®.

Should we not continue development of either drug candidate or should we not continue as a going concern, the remaining capitalized patent and patent application costs may not be recoverable, which would result in charges to operating results in future periods.

NOTE 3 — Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2012	December 31, 2011

Patent costs	$99	$51
Other	73	45
Research and development costs	44	87
Personnel related costs	25	70
Total	$241	$253

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

The following table presents information necessary to calculate loss per share for the three and six month periods ended June 30, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net Loss	$(3,100)	$(3,684)	$(5,539)	$(5,799)
Average common shares outstanding	14,826	12,296	14,404	11,598
Basic and diluted loss per share	$(0.21)	$(0.30)	$(0.38)	$(0.50)

Potential common stock of 5,362,348 and 5,144,172 common shares underlying stock options and warrants for the periods ended June 30, 2012 and 2011, respectively, were excluded from the above calculation of diluted loss per share because they were anti-dilutive. Potential common stock for the periods ended June 30, 2012 and 2011, includes Series A Warrants to purchase 1,749,270 shares of our common stock at an exercise price of $0.01. Also included in potential common stock for the periods ended June 30, 2012 and 2011, are Series B Warrants to purchase 1,686,825 and 1,690,500 shares, respectively, of our common stock at an exercise price of $2.49 issued in our February 8, 2011 public offering.

NOTE 5 — Commitments and Contingencies

Therapeutic uses of our Androxal® product candidate are covered in the United States by four issued U.S. patents and seven pending patent applications. Foreign coverage of therapeutic uses of our Androxal® product candidate includes 52 issued foreign patents and 53 foreign pending patent applications. The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of diabetes mellitus Type 2, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Androxal® (the trans-isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. We requested re-examination of one of these patents by the U.S. Patent and Trademark Office (“PTO”) based on prior art. The patent holder amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims were patentable in view of those publications under consideration and a re-examination certificate was issued. We subsequently filed a second request for re-examination by the PTO in light of a number of additional publications. The request was granted and all of the claims were finally rejected by the PTO in the re-examination. The patent holder appealed the rejections to the PTO Board of Patent Appeals and Interferences (the “PTO Board”) which ultimately reversed the rejections of several dependent claims in view of those publications under consideration. The patent holder filed a Notice of Appeal to the Federal Circuit on September 28, 2010 contesting the rejections maintained by the PTO Board. A decision was rendered by the Federal Circuit on December 12, 2011, affirming the rejection of the appealed claims. We expect that a re-examination certificate will be issued confirming the patentability of the remaining claims; however, if such a re-examination certificate were to issue, we believe that our development of Androxal® would not infringe any of the remaining claims and that all of the remaining claims are invalid on various grounds including additional prior art publications. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. If necessary, we intend to vigorously defend any and all claims against the holder of such patents in a court of competent jurisdiction in order to develop Androxal® further. Adverse determinations in litigation proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities, in which case we may not be able to successfully commercialize or out-license Androxal® until such patents expire or are otherwise no longer in force.

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

NOTE 6 — Subsequent Events

Under the terms of the Series B Warrants issued in our February 8, 2011 public offering, we may require the exercise of all of the Series B Warrants if our common stock trades at or above $8.00 per share for a period of at least 20 trading days of 30 consecutive trading days, on sixty days notice. In the event that a Holder of Series B Warrants is restricted from exercising the Warrants pursuant to the terms of Section 6(e) of the Warrant Agreement (which provides for certain beneficial ownership limitations), the Holder is required to use commercially reasonable efforts to sell shares of Common Stock of the Company held by such Holder to the extent necessary to allow such Holder to exercise the Series B Warrants without the restrictions of such Section 6(e). On July 3, 2012, our common stock reached this price threshold. Currently, there are 1,686,825 Series B Warrants outstanding with an exercise price of $2.49 per share.

On July 9, 2012, we announced that we reached an agreement with the FDA for the design of the pivotal efficacy studies for Androxal® for the treatment of secondary hypogonadism. The pivotal studies are being conducted under a Special Protocol Assessment and are expected to be initiated in the third quarter of 2012. Additionally, we began enrolling men into a 500 subject open label safety study in June 2012 and will begin enrolling men into a one year DEXA study in the third quarter of 2012. Depending on study enrollment and the completion of other studies, we believe we may be able to submit an NDA in the first quarter of 2014.

On July 16, 2012, we announced that we held a teleconference with the FDA to discuss the development of low dose oral Proellex® as a treatment for endometriosis. The FDA has agreed to update the full clinical hold to a partial clinical hold once an agreement is reached on the design of a Phase 2 study protocol.

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

We are developing Androxal®, an oral therapy that normalizes testicular function, for the treatment of low testosterone due to secondary hypogonadism. Secondary hypogonadism is associated with obesity and we believe it is among the most common causes of low testosterone in men. It is estimated that 13 million men in the U.S. experience low levels of testosterone, and the condition is becoming recognized with more frequency. As of 2010, sales of preparations for the treatment of low testosterone have exceeded $1 billion in the U.S. and first tier pharmaceutical companies have entered the low testosterone marketplace.

We believe Androxal® is highly differentiated from currently marketed testosterone treatments or those treatments in late stage development because it is an oral therapy and it treats the cause of secondary hypogonadism, which is inadequate pituitary hormones. We believe that by treating the cause of secondary hypogonadism, Androxal® also has the potential to maintain reproductive status and potentially improve overall metabolic profiles.

In December 2011, we completed a Phase 2B study of Androxal® in men with secondary hypogonadism, but naïve to testosterone treatment, at the Food and Drug Administration’s (the “FDA”) recommendation. Top line results of this study demonstrated that Androxal® was generally well tolerated compared to placebo and that there was no drug related serious adverse events that led to discontinuation. We met with the FDA in May 2012 to discuss the design of pivotal Phase 3 efficacy studies for Androxal® as well as the components of the overall drug development program required for a New Drug Application (“NDA”) submission. During this meeting, we agreed upon registration requirements for Androxal® oral therapy for the treatment of secondary hypogonadism. On July 9, 2012, we announced that we reached an agreement with the FDA for the design of the pivotal efficacy studies for Androxal® for the treatment of secondary hypogonadism. The pivotal studies are being conducted under a Special Protocol Assessment (“SPA”) and are expected to be initiated in the third quarter of 2012. Additionally, we began enrolling men into a 500 subject open label safety study in June 2012 and will begin enrolling men into a one year dual-energy X ray absorptiometry (“DEXA”) study in the third quarter of 2012.

We are also developing Proellex®, an orally administered selective blocker of the progesterone receptor in women, for the treatment of uterine fibroids and endometriosis. Uterine fibroids and endometriosis affect millions of women of reproductive age. Proellex® has shown statistically significant results in previous Phase 2 studies for endometriosis and uterine fibroids.  We completed a low dose escalating study as permitted by the FDA in late 2011, to determine both signals of efficacy and safety for low oral doses of the drug.  There was no evidence of elevations of liver enzymes over baseline, suggesting these lower doses avoid the type of adverse events seen at much higher doses in earlier studies. On July 16, 2012, we announced that we held a teleconference with the FDA to discuss the development of oral Proellex® as a treatment for endometriosis. The FDA has agreed to update the full clinical hold to a partial clinical hold once an agreement is reached on the design of a Phase 2 study protocol. We intend to commence a Phase 2 low dose oral administration study for endometriosis in the third quarter of 2012.

The FDA has accepted an Investigational New Drug Application (“IND”) for vaginally delivered Proellex® and, as a result, we commenced a Phase 2 vaginal administration study for uterine fibroids in the first quarter of 2012. At the end of July 2012, we satisfied our enrollment requirement of subjects for the Phase 2 study and intend to report the results around the end of 2012. We will then request an end of Phase 2 meeting with the FDA, so that we can commence a Phase 3 vaginal administration study for uterine fibroids in the first quarter of 2013. Additionally, we have begun enrolling subjects who completed the Phase 2 study into a one year open label safety trial in order to begin collecting long term safety data which we expect the FDA to require in connection with the submission of an NDA.

Our Research and Development Program

 Our product development pipeline is summarized in the table below:

Product Candidate (Indication) Androxal®	Status	Next Expected Milestone(s)
Secondary Hypogonadism	Phase 3	Commence Phase 3 pivotal study (Q3 2012) Commence DEXA study (Q3 2012)
Proellex®
Uterine Fibroids	Phase 2	Complete a Phase 2 study (vaginal delivery) (Q4 2012) Commence Phase 3 study (vaginal delivery) (Q1 2013)
Endometriosis	Phase 2	Commence Phase 2 study (oral delivery) (Q3 2012)

As of June 30, 2012, we had accumulated losses of $197.3 million, approximately $9.9 million in cash and cash equivalents, and our accounts payable and accrued expenses were approximately $1.4 million. On February 1, 2012, we completed a registered direct offering to certain institutional investors, including certain existing shareholders, of 2,463,537 shares of our common stock at a price per share of $4.50. Net proceeds to us, after deducting placement agent's fees and offering expenses, were approximately $10.3 million. We anticipate that our current liquidity will be sufficient to continue these planned studies into the second quarter of 2013; however, significant additional capital will be required for us to complete the studies and development of either of our product candidates. We continue to explore potential additional financing alternatives (including corporate partnering opportunities) that would provide sufficient funds to enable us to continue to develop our two product candidates through completion of the outlined clinical trials; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

Androxal® will be required to undergo the full regulatory approval process, including pivotal Phase 3 trials, long-term Open Label Safety Studies and a dual-energy X ray absorptiometry (DEXA) study, as well as other requirements. Androxal® is closely related chemically to the drug, Clomid®, which is approved for use in women to treat certain infertility disorders. Clomid® contains both the trans and cis isomers of clomiphene citrate; Androxal® contains only the trans isomer. The FDA has indicated that testicular tumors, gynecomastia and adverse ophthalmologic events, which have been reported in males taking Clomid®, are potential risks that should be included in informed consent forms for our Androxal® clinical trials. We do not believe that Androxal® will present with the same adverse events given its reduced half-life and lack of cis isomer as compared to Clomid®. In our preclinical studies and our clinical trials to date, we have observed no evidence of any of these events except for certain ophthalmologic events in our preclinical dog study at doses significantly higher than those administered in the clinical trials.

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

Treatment for Secondary Hypogonadism in Men Wishing to Preserve Testicular Function (Reproductive Status)

On November 8, 2010, we held a Type B meeting with the FDA to discuss whether the FDA would review our protocols for a Phase 3 trial of Androxal® in men with secondary hypogonadism under an SPA. In the meeting, the FDA recommended that a Phase 2B study in men with secondary hypogonadism but naïve to testosterone treatment be conducted if we desired the protocols to be reviewed under an SPA. The FDA further opined that such Phase 2B study would provide for a more solid data base for design of Phase 3 studies and eventual approval of such studies under an SPA.

We have completed the Phase 2B trial which consisted of four arms; placebo, two doses of Androxal® and topical testosterone. In this study, at baseline the men exhibited morning testosterone less than 250 ng/dl and there was no statistical difference between the groups in testosterone at baseline. At the end of the three month dosing period, median morning testosterone levels were placebo (196 ng/dl), 12.5 mg Androxal® (432 ng/dl), 25 mg Androxal® (416 ng/dl) and Testim® (393 ng/dl). A comparison of final median morning testosterone in all three of the active arms to placebo showed them to be highly statistically different and there was no statistical difference observed between these active arms. This trial also showed that Androxal® was able to maintain sperm counts in men being treated for their low testosterone levels, whereas Testim® resulted in suppressed sperm levels.

On July 9, 2012, we announced that we reached an agreement with the FDA for the design of the pivotal efficacy studies for Androxal® for the treatment of secondary hypogonadism. The pivotal studies are being conducted under an SPA and are expected to be initiated in the third quarter of 2012. Additionally, we began enrolling men into a 500 subject open label safety study in June 2012 and will begin enrolling men into a one year DEXA study in the third quarter of 2012.

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

Up until the summer of 2009, all side effects exhibited in the studies were considered manageable and the benefit of Proellex® far outweighed the risk. However, in Phase 3 efficacy and larger Phase 3 safety studies in diverse populations, a small number of subjects exhibited serious adverse effects associated with elevated liver enzymes. As a result of these findings, we elected to stop the trials and the FDA subsequently placed Proellex® on full clinical hold. All women that experienced elevated liver enzymes and returned for follow-up visits returned to baseline conditions with no overnight hospitalization necessary. An analysis of all the subjects that experienced such serious adverse effects showed that the effect only occurred in a small percentage of subjects that were exposed to the 50 mg dose of the drug for any period of time. Based on these findings, we petitioned the FDA to allow us to conduct a low dose study to demonstrate both safety and signals of efficacy in low oral doses of Proellex®, up to 12 mg administered per day. The FDA upgraded the full clinical hold to a partial hold to allow the low dose study to be conducted. In addition, we undertook two related initiatives: (i) the exploration of vaginal delivery as an alternative administrative route to bypass first-pass liver effects and reduce systemic exposure, which is currently in a Phase 2 study; and (ii) the screening of second generation molecules that do not possess the specific structures that may have induced the liver toxicity exhibited at higher doses of Proellex®.

Low Dose Study

Pursuant to the terms of the partial clinical hold currently in place as a result of the liver toxicity exhibited by Proellex®, the FDA allowed us to run a single study to test low doses of Proellex® for signals of safety and efficacy. The study tested 5 different doses of Proellex® (1, 3, 6, 9 and 12 mg), with 1 mg being the first dose tested. Each dose was then compared to placebo with weekly assessments of liver function during both the placebo and drug period. Subjects were dosed with the active drug for 10 weeks, which allowed for adequate time to determine the impact of a given dose on trends in liver function. Each dose was tested in up to 12 different subjects and assessment of pharmacokinetic parameters was obtained at the start of dosing and the end of the dosing period to determine overall and maximum drug exposure for a given dose. We also monitored changes in menstrual bleeding patterns and ovulation as well as changes in endometrial thickness. The FDA required that an independent Drug Safety Monitoring Board be established and that the informed consent clearly state the liver toxicity previously experienced with Proellex®. We have completed this study and have announced that there was no evidence of elevations of liver enzymes over baseline, suggesting these lower doses avoid the type of adverse events seen at much higher doses in earlier studies.

On July 16, 2012, we announced that we held a teleconference with the FDA to discuss the development of low dose oral Proellex® as a treatment for endometriosis. The FDA has agreed to update the full clinical hold to a partial clinical hold once an agreement is reached on the design of a Phase 2 study protocol. We intend to commence a Phase 2 low dose oral administration study for endometriosis in the third quarter of 2012.

Vaginal Administration

We are assessing vaginal administration of Proellex® to avoid first pass liver effects and achieve higher reproductive tract concentrations of the drug while minimizing systemic exposure. We reported results from two in vivo animal studies which confirmed reduced maximum circulating concentrations of the drug when administered vaginally, as well as efficacy signals at substantially lower doses than oral administration. The FDA has since accepted an IND for vaginally delivered Proellex® and, as a result, we commenced a Phase 2 vaginal administration study for uterine fibroids in the first quarter of 2012. At the end of July 2012, we satisfied our enrollment requirement of subjects into our Phase 2 vaginal administration study for uterine fibroids. We intend to report the results around the end of 2012 and request an end of Phase 2 meeting with the FDA, so that we can commence a Phase 3 vaginal administration study for uterine fibroids in the first quarter of 2013. Additionally, we have begun enrolling subjects who completed the Phase 2 study into a one year open label safety trial in order to begin collecting long term safety data which we expect the FDA to require in connection with the submission of an NDA.

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

Business Strategy

We plan to focus our clinical program on (i) conducting Phase 3 secondary hypogonadism trials for Androxal®, (ii) conducting a Phase 2 vaginal administration trial, and a subsequent Phase 3 trial, for Proellex® for uterine fibroids and (iii) conducting a Phase 2 trial for Proellex® for endometriosis. We anticipate that our current liquidity will be sufficient to continue these planned studies into the second quarter of 2013; however, significant additional capital will be required for us to complete the studies and development of either of our product candidates. We will continue to explore corporate partnering opportunities for assistance in the clinical development funding and commercialization of our products, as appropriate; however, there can be no assurance that an acceptable corporate partnering opportunity will be successfully completed or that we will be successful in raising the additional funds.

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

 In addition, we have not received regulatory approval for any of our product candidates, have not successfully earned any significant commercial revenues from any of our product candidates and may never launch either of our product candidates.  If we do not successfully commercialize any of our product candidates, we will be unable to achieve our business objectives.  In addition, the reported results of our clinical trials completed to date may not be indicative of results that will be achieved in later-stage clinical trials involving larger and more diverse patient populations.  As of June 30, 2012, we had accumulated losses of $197.3 million, approximately $9.9 million in cash and cash equivalents, and our accounts payable and accrued expenses were approximately $1.4 million.   We believe we have sufficient funding to continue all of the clinical trials currently underway for Proellex® and Androxal®, and to commence planned subsequent clinical trials in 2012; however, based on the current and planned clinical trials, we will need to raise additional capital no later than the second quarter of 2013. Significant additional capital will be required for us to complete development of either of our product candidates. We continue to explore potential additional financing alternatives (including corporate partnering opportunities) that would provide sufficient funds to enable us to continue to develop our two product candidates through completion of the outlined clinical trials; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all. The foregoing matters raise substantial doubt about our ability to continue as a going concern and we expect to continue to incur significant losses over the next several years, and we may never become profitable.  Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

General

We have experienced negative cash flows from operations since inception and have funded our activities to date primarily from equity financings and corporate collaborations. Based on our current and planned clinical trials, we will need to raise additional capital no later than the second quarter of 2013 in order to continue our development activities. It is possible that our current and planned clinical trial activities will be more costly and take longer than we anticipate; accordingly, there can be no assurance that additional capital will not be necessary prior to the time anticipated. We believe that we will secure sufficient capital to continue our ongoing and planned clinical programs assuming that the results of our current or planned clinical trials with Androxal® and Proellex® are favorable. If the results of these trials are unfavorable, there can be no assurance that we will be successful in obtaining additional capital in amounts sufficient to continue to fund its operations, which outcome would have a material adverse effect on the Company. The uncertainties relating to the foregoing matters raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We have 18 full-time employees. We utilize the services of contract research organizations, contract manufacturers and various consultants to assist us in performing clinical and regulatory services for the clinical development of our products. We are substantially dependent on our various contract groups to adequately perform the activities required to obtain regulatory approval of our products.

We have accumulated net operating losses through June 30, 2012 and the value of the tax asset associated with these accumulated net operating losses can be substantially diminished in value due to various tax regulations, including change in control provisions in the tax code. Our public offerings completed on February 5, 2007, October 2, 2008, September 11, 2009, October 13, 2009, February 8, 2011, February 1, 2012, the sale and issuance of the ATM Shares and the issuance of unregistered shares as part of previously-disclosed settlements of certain claims may have created a change of ownership for Federal income tax purposes. We have not undertaken a study to determine if this has occurred. A change in ownership for Federal income tax purposes may result in a limitation on the use of net operating loss and tax credit carryforwards in future periods.

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

Capitalized Patent and Patent Application Costs

We capitalize the cost associated with building our patent library for Androxal® and Proellex®. As of June 30, 2012, other assets consist of capitalized patent and patent application costs in the amount of $1,727,000. Patent costs, which include legal and application costs related to the patent portfolio, are being amortized over 20 years, or the lesser of the legal or the estimated economic life of the patent. Amortization of patent costs was $33,000 and $27,000 for the three month periods ended June, 30, 2012 and 2011, respectively, and was $62,000 and $51,000 for the six month periods ended June 30, 2012 and 2011, respectively. Of the $1,727,000 in capitalized patent and patent application costs, $1,523,000 related to Androxal® and $204,000 related to Proellex®.

We review capitalized patent and patent application costs for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment exists when estimated undiscounted cash flows expected to result from the patent are less than its carrying amount. The impairment loss recognized represents the excess of the patent cost as compared to its estimated fair value. We believe that our remaining capitalized patent and patent application costs are not impaired as of June 30, 2012.

Should we not continue development of either drug candidate or should we not continue as a going concern, capitalized patent and patent application costs may not be recoverable, which would result in a charge to operating results in future periods.

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

Share-Based Compensation

We had one stock-based compensation plan at June 30, 2012, the 2011 Equity Incentive Plan. Accounting for stock based compensation generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued. We use the Black-Scholes option pricing model to estimate the fair value of our stock options. Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options' vesting and contractual expiration dates. The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option's expected term.

Income Taxes

Our losses from inception to date have resulted principally from costs incurred in conducting clinical trials and in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts. We have recorded a deferred tax asset for our net operating losses (“NOL”); however, as we have incurred losses since inception, and since there is no certainty of future profits, a valuation allowance has been provided in full on our deferred tax assets in the accompanying consolidated financial statements. If we have an opportunity to use this NOL to off-set tax liabilities in the future, the use of this asset would be restricted based on Internal Revenue Service, state and local NOL use guidelines. Our public offerings completed on February 5, 2007, October 2, 2008, September 11, 2009, October 13, 2009, February 8, 2011, February 1, 2012, the sale and issuance of the ATM Shares and the issuance of unregistered shares as part of previously-disclosed settlements of certain claims may have created a change of ownership for Federal income tax purposes. We have not undertaken a study to determine if this has occurred. A change in ownership for Federal income tax purposes may result in a limitation on the use of net operating loss and tax credit carryforwards in future periods.

Results of Operations

Comparison of the three-month and six-month periods ended June 30, 2012 and 2011

Revenues and Other Income

Total revenues and other income decreased to zero for the three month period ended June 30, 2012 as compared to $1,000 for the same period in the prior year. Total revenue and other income was $1,000 for both six month periods ended June 30, 2012 and 2011. The decrease for the three month period ended June 30, 2012 was primarily due to a decrease of $1,000 in interest income.

Research and Development Expenses

Research and development, or R&D, expenses include contracted services relating to our clinical product development activities which include preclinical studies, clinical trials, regulatory affairs and bulk manufacturing scale-up activities and bulk active ingredient purchases for preclinical and clinical trials primarily relating to our two products in clinical development, which are Androxal® and Proellex®. Research and development expenses also include internal operating expenses relating to our general research and development activities. R&D expenses decreased 4% or approximately $89,000 to $2.2 million for the three month period ended June 30, 2012 as compared to $2.3 million for the same period in the prior year. Our primary R&D expenses for the three month periods ended June 30, 2012 and 2011 are shown in the following table (in thousands):

Research and Development	Three-months ended June 30, 2012	Three-months ended June 30, 2011	Variance	Change (%)
Androxal® clinical development	$937	$1,358	$(421)	(31)%
Proellex® clinical development	574	319	255	80%
Payroll and benefits	472	263	209	79%
Operating and occupancy	195	327	(132)	(40)%
Total	$2,178	$2,267	$(89)	(4)%

R&D expenses decreased 3% or approximately $103,000 to $3.6 million for the six month period ended June 30, 2012 as compared to $3.7 million for the same period in the prior year. Our primary R&D expenses for the six month periods ended June 30, 2012 and 2011 are shown in the following table (in thousands):

Research and Development	Six-months ended June 30, 2012	Six-months ended June 30, 2011	Variance	Change (%)
Androxal® clinical development	$1,306	$2,229	$(923)	(41)%
Proellex® clinical development	898	544	354	65%
Payroll and benefits	912	454	458	101%
Operating and occupancy	528	520	8	2%
Total	$3,644	$3,747	$(103)	(3)%

The decrease in R&D expenses for both the three and six month periods ended June 30, 2012 as compared to the same periods in the prior year, is primarily due to the decreased clinical development expenses related to Androxal® due to the completion of the Phase 2b study in men with secondary hypogonadism, partially offset by an increase in clinical development expenses related to Proellex® due to the commencement of the Phase 2 vaginal administration study for uterine fibroids. Payroll and benefits expenses increased due to increased headcount in R&D employees. Operating and occupancy expenses decreased for the three month period ended June 30, 2012 due to a decrease in costs associated with our patent portfolio and remained constant for the six month periods ended June 30, 2012 and 2011.

To date through June 30, 2012 we have incurred approximately $21.1 million for the development of Androxal® and approximately $58.2 million for the development of Proellex®. These accumulated costs exclude any internal operating expenses.

General and Administrative Expenses

General and administrative expenses, or G&A, decreased 35% or approximately $496,000 to $922,000 for the three month period ended June 30, 2012 as compared to $1.4 million for the same period in the prior year. Our primary G&A expenses for the three month period ended June 30, 2012 and 2011 are shown in the following table (in thousands):

General and Administrative	Three-months ended June 30, 2012	Three-months ended June 30, 2011	Variance	Change (%)
Payroll and benefits	$494	$1,097	$(603)	(55)%
Operating and occupancy	428	321	107	33%
Total	$922	$1,418	$(496)	(35)%

G&A payroll and benefits expenses include salaries, bonuses, relocation expense, severance costs, non-cash stock based compensation expense and fringe benefits. Included in payroll and benefits expense is a charge for non-cash stock based compensation of $268,000 for the three month period ended June 30, 2012 as compared to $943,000 for the same period in the prior year. The non-cash stock based compensation for the three month period ended June 30, 2011 includes 210,000 stock option awards issued under the 2011 Equity Incentive Plan approved by the stockholders of the Company on June 1, 2011, which vested immediately upon approval, resulting in a non-cash charge of $759,000 in June 2011. Additionally, salaries for the three month period ended June 30, 2012 were $195,000 as compared to $125,000 for the same period in the prior year. The increase in salaries is primarily due to an increase in headcount and the discontinuation of the salary reduction program put in place in August 2009.

G&A operating and occupancy expenses, which include expenses to operate as a public company, increased 33% or approximately $107,000 to $428,000 for the three month period ended June 30, 2012 as compared to $321,000 for the same period in the prior year. The increase is primarily due to an increase in professional services.

G&A expenses decreased 8% or approximately $157,000 to $1.9 million for the six month period ended June 30, 2012 as compared to $2.1 million for the same period in the prior year. Our primary G&A expenses for the six month period ended June 30, 2012 and 2011 are shown in the following table (in thousands):

General and Administrative	Six-months ended June 30, 2012	Six-months ended June 30, 2011	Variance	Change (%)
Payroll and benefits	$1,073	$1,293	$(220)	(17)%
Operating and occupancy	823	760	63	8%
Total	$1,896	$2,053	$(157)	(8)%

G&A payroll and benefits expenses include salaries, bonuses, relocation expense, severance costs, non-cash stock option compensation expense and fringe benefits. Included in payroll and benefits expense is a charge for non-cash stock based compensation expense of $616,000 for the six month period ended June 30, 2012 as compared to $1.0 million for the same period in the prior year. The non-cash stock based compensation for the six month period ended June 30, 2011 includes 210,000 stock option awards issued under the 2011 Equity Incentive Plan approved by the stockholders of the Company on June 1, 2011, which vested immediately upon approval, resulting in a non-cash charge of $759,000 in June 2011. Additionally, salaries for the six month period ended June 30, 2012 were $389,000 as compared to $229,000 for the same period in the prior year. The increase in salaries is primarily due to an increase in headcount and the discontinuation of the salary reduction program put in place in August 2009.

G&A operating and occupancy expenses, which include expenses to operate as a public company, increased 8% or approximately $63,000 to $823,000 for the six month period ended June 30, 2012 as compared to $760,000 for the same period in the prior year. The increase is primarily due to an increase in professional services and travel expenses.

Off-Balance Sheet Arrangements

As of June 30, 2012, the only off-balance sheet arrangement we have is the operating lease relating to our facility.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from private placements and public offerings of equity securities and with funds received under collaborative agreements.

On February 12, 2010, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), pursuant to which we may issue and sell from time to time through Ladenburg, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $10 million (the “ATM Shares”). Ladenburg is not required to sell on our behalf any specific number or dollar amount of the ATM Shares, but Ladenburg, upon acceptance of written instructions from us, agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices, to sell the ATM Shares up to the amount specified, and otherwise in accordance with the terms of a placement notice delivered to Ladenburg. We have no obligation to sell any ATM Shares under the Equity Distribution Agreement, and may at any time suspend sales under the Equity Distribution Agreement, provided that such suspension shall not affect either party’s obligations with respect to the ATM Shares sold prior to the receipt of notice of such suspension. Ladenburg receives a commission of 4% of the gross sales price of all ATM Shares sold through it under the Equity Distribution Agreement. The ATM Shares are issued pursuant to our shelf registration statement on Form S-3, as amended (File No. 333-163648). Between January 1, 2012 and June 30, 2012, we sold an aggregate of 100 ATM Shares at a weighted average share price of $5.07, for proceeds of approximately $500, net of expenses. Cumulative through June 30, 2012, we have sold 2,775,476 ATM Shares at a weighted average share price of $2.67, for proceeds of approximately $7.4 million, net of expenses. Pursuant to General Instruction I.B.6. of Form S-3, in the event that the aggregate market value of our common stock held by non-affiliates (“Public Float”) is less than $75 million, we are limited to the amount of shares we can sell under this Form S-3 to no more than one-third of the Public Float, during a period of 12 calendar months immediately prior to, and including, the date of such sale of such common stock. As of the date of this filing, we are not restricted by such rule, however, should our Public Float fall below $75 million in the future, we will again be subject to such limitation.

On February 1, 2012, we completed a registered direct offering to certain institutional investors, including certain existing shareholders, of 2,463,537 shares of our common stock at a price per share of $4.50 (the “2012 Public Offering”). Net proceeds to us, after deducting placement agent's fees and offering expenses, were approximately $10.3 million.

Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. We had cash and cash equivalents of approximately $9.9 million as of June 30, 2012 as compared to $4.6 million as of December 31, 2011. All cash and cash equivalents as of June 30, 2012 and December 31, 2011 were held in an account backed by U.S. government securities.

Net cash of approximately $4.6 million and $4.1 million was used in operating activities during the six month periods ended June 30, 2012 and 2011, respectively. The major use of cash for operating activities for the six month period ended June 30, 2012 was to fund our operations. Cash used in investing activities during the six month period ended June 30, 2012 was approximately $384,000 primarily for capitalized patent and patent application costs for Androxal® and Proellex®. Cash provided by financing activities during the six month period ended June 30, 2012 was approximately $10.4 million as a result of completing the 2012 Public Offering.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We had cash and cash equivalents of approximately $9.9 million at June 30, 2012 which is held in an account backed by U.S. government securities. Although this cash account is subject to fluctuations in interest rates and market conditions, no significant gain or loss on this account is expected to be recognized in earnings. We do not invest in derivative securities.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

In connection with the evaluation described above, we identified no change in internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Therapeutic uses of our Androxal® product candidate are covered in the United States by four issued U.S. patents and seven pending patent applications. Foreign coverage of therapeutic uses of our Androxal® product candidate includes 52 issued foreign patents and 53 foreign pending patent applications. The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of diabetes mellitus Type 2, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Androxal® (the trans-isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. We requested re-examination of one of these patents by the U.S. Patent and Trademark Office (“PTO”) based on prior art. The patent holder amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims were patentable in view of those publications under consideration and a re-examination certificate was issued. We subsequently filed a second request for re-examination by the PTO in light of a number of additional publications. The request was granted and all of the claims were finally rejected by the PTO in the re-examination. The patent holder appealed the rejections to the PTO Board of Patent Appeals and Interferences (the “PTO Board”) which ultimately reversed the rejections of several dependent claims in view of those publications under consideration. The patent holder filed a Notice of Appeal to the Federal Circuit on September 28, 2010 contesting the rejections maintained by the PTO Board. A decision was rendered by the Federal Circuit on December 12, 2011, affirming the rejection of the appealed claims. We expect that a re-examination certificate will be issued confirming the patentability of the remaining claims; however, if such a re-examination certificate were to issue, we believe that our development of Androxal® would not infringe any of the remaining claims and that all of the remaining claims are invalid on various grounds including additional prior art publications. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. If necessary, we intend to vigorously defend any and all claims against the holder of such patents in a court of competent jurisdiction in order to develop Androxal® further. Adverse determinations in litigation proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities, in which case we may not be able to successfully commercialize or out-license Androxal® until such patents expire or are otherwise no longer in force.

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

Date: August 13, 2012
	By:	/s/ Joseph S. Podolski
Joseph S. Podolski
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 13, 2012
	By:	/s/ Katherine A. Anderson
Katherine A. Anderson
Chief Financial Officer
(Principal Financial Officer)

