Form 10-K
period 2012-12-31
REPROS THERAPEUTICS INC.
filed 2013-03-18
CIK 897075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 001-15281
_______________

Repros Therapeutics Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0233274
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2408 Timberloch Place, Suite B-7	77380
The Woodlands, Texas	(Zip Code)
(Address of principal executive offices)

(281) 719-3400
(Registrant's telephone number, including area code)
_______________
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

Large accelerated filer ☐		Accelerated filer ☒

Non-accelerated filer ☐	(Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $134,073,146 as of June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing sales price of the registrant's common stock on the Nasdaq Capital Market on such date of $9.08 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the shares of the registrant's common stock are assumed to be affiliates.

As of March 8, 2013, there were 18,643,986 shares of the registrant's common stock outstanding.

Documents incorporated by reference: Portions of the registrant's definitive proxy statement relating to the registrant's 2013 Annual Meeting of Shareholders, which proxy statement will be filed under the Exchange Act within 120 days of the end of the registrant's fiscal year ended December 31, 2012, are incorporated by reference into Part III of this Form 10-K.

REPROS THERAPEUTICS INC
2012 FORM 10-K ANNUAL REPORT

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

PART I

ITEM 1. Business

Overview

Repros Therapeutics Inc. (the “Company,” “Repros,” or “we,” “us” or “our”) was organized on August 20, 1987. We are a development stage biopharmaceutical company focused on the development of new drugs to treat hormonal and reproductive system disorders. Both of our product candidates have exhibited strong efficacy results in every study completed to date, and we believe the studies presently underway will place both programs on a clear late stage clinical development path.

We are developing Androxal®, an oral therapy that normalizes testicular function, for the treatment of low testosterone due to secondary hypogonadism. Secondary hypogonadism is associated with obesity and we believe it is among the most common causes of low testosterone in men. It is estimated that 13 million men in the U.S. experience low levels of testosterone, and the condition is becoming recognized with more frequency. As of 2012, sales of preparations for the treatment of low testosterone have exceeded $1 billion in the U.S. and first tier pharmaceutical companies have entered the low testosterone marketplace.

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

In December 2011, we completed a Phase 2B study of Androxal® in men with secondary hypogonadism, but naïve to testosterone treatment, at the Food and Drug Administration’s (the “FDA”) recommendation. Top line results of this study demonstrated that Androxal® was generally well tolerated compared to placebo and that there were no drug related serious adverse events that led to discontinuation. We met with the FDA in May 2012 to discuss the design of pivotal Phase 3 efficacy studies for Androxal® as well as the components of the overall drug development program required for a New Drug Application (“NDA”) submission. During this meeting, we agreed upon registration requirements for Androxal® oral therapy for the treatment of secondary hypogonadism. On July 9, 2012, we announced that we reached an agreement with the FDA for the design of the pivotal efficacy studies for Androxal® for the treatment of secondary hypogonadism. The pivotal studies are being conducted under a Special Protocol Assessment (“SPA”). The first pivotal study was fully enrolled in November 2012 and we continue to enroll subjects into the second pivotal study. Additionally, we have completed enrollment into a 500 subject open label safety study in February 2013 and completed enrollment into a one year dual-energy X ray absorptiometry (“DEXA”) study in January 2013. Depending on study enrollment and the completion of other studies, we believe we may be able to submit an NDA by mid 2014.

We are also developing Proellex®, an orally administered selective blocker of the progesterone receptor in women, for the treatment of uterine fibroids and endometriosis. Uterine fibroids and endometriosis affect millions of women of reproductive age. Proellex® has shown statistically significant results in previous Phase 2 studies for endometriosis and uterine fibroids. We completed a low dose escalating study as permitted by the FDA in late 2011, to determine both signals of efficacy and safety for low oral doses of the drug. There was no evidence of elevations of liver enzymes over baseline, suggesting these lower doses avoid the type of adverse events seen at much higher doses in earlier studies. On October 8, 2012, we announced that the FDA has agreed to a reclassification of the full clinical hold to a partial clinical hold on low dose oral Proellex® to allow us to conduct a Phase 2 study in the treatment of endometriosis. We initiated this study in November 2012 and we believe full enrollment will be achieved in the second quarter of 2013.

The FDA has accepted an Investigational New Drug Application (“IND”) for vaginally delivered Proellex® and, as a result, we commenced a Phase 2 vaginal administration study for uterine fibroids in the first quarter of 2012 and reported final study results in January 2013. We then requested, and were granted, an end of Phase 2 meeting with the FDA, scheduled for the last half of May 2013, to discuss a Phase 3 study design for uterine fibroids. Additionally, we have begun enrolling subjects who completed the Phase 2 study into a one year open label safety trial in order to begin collecting long term safety data which we expect the FDA to require in connection with the submission of an NDA.

As of December 31, 2012, we had accumulated losses of $209.9 million, approximately $24.2 million in cash and cash equivalents, and our accounts payable and accrued expenses were approximately $3.8 million. On February 1, 2012, we completed a registered direct offering to certain institutional investors, including certain existing shareholders, of 2,463,537 shares of our common stock at a price per share of $4.50. Net proceeds to us, after deducting the placement agent's fees and offering expenses, were approximately $10.3 million. On September 7, 2012, we completed a private placement of 2,145,636 shares of our common stock at a price per share of $11.00. Net proceeds to us, after deducting offering expenses, were approximately $23 million. We anticipate that our current liquidity will be sufficient to continue these planned studies into the first quarter of 2014; however, significant additional capital will be required for us to complete the development of our product candidates through NDA approval. We continue to explore potential additional financing alternatives (including corporate partnering opportunities) that would provide sufficient funds to enable us to continue to develop our two product candidates through NDA approval; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

Our Research and Development Program

Our product development pipeline is summarized in the table below:

Product Candidate (Indication) Androxal®	Status	Next Expected Milestone(s)
Secondary Hypogonadism	Phase 3	Complete first Phase 3 pivotal study (Q2 2013) Complete open label safety study (Q4 2013) Complete DEXA study (Q4 2013)
Proellex®
Uterine Fibroids	Phase 2	Initiate a Phase 3 study (vaginal delivery) (Q3 2013)
Endometriosis	Phase 2	Complete Phase 2 study (oral delivery) (Q4 2013)

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

Androxal® acts centrally to restore testicular function and, hence, normal testosterone in the body. The administration of exogenous testosterone can restore serum testosterone levels, but does not restore testicular function and thereby generally leads to the cessation of, or significant reduction in, sperm production. Androxal®, by contrast, restores levels of both LH and FSH, which stimulate testicular testosterone and sperm production, respectively.

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

Androxal® is required to undergo the full regulatory approval process, including pivotal Phase 3 trials, long-term open label safety studies and a dual-energy X ray absorptiometry (DEXA) study, as well as other requirements. Androxal® is closely related chemically to the drug, Clomid®, which is approved for use in women to treat certain infertility disorders. Clomid® contains both the trans and cis isomers of clomiphene citrate; Androxal® contains only the trans isomer. The FDA has indicated that testicular tumors, gynecomastia and adverse ophthalmologic events, which have been reported in males taking Clomid®, are potential risks that should be included in informed consent forms for our Androxal® clinical trials. We do not believe that Androxal® will present with the same adverse events given its reduced half-life and lack of cis isomer as compared to Clomid®. In our preclinical studies and our clinical trials to date, we have observed no evidence of any of these events except for certain ophthalmologic events in our preclinical dog study at doses significantly higher than those administered in the clinical trials.

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

On July 9, 2012, we announced that we reached an agreement with the FDA for the design of the pivotal efficacy studies for Androxal® for the treatment of secondary hypogonadism. The pivotal studies are being conducted under an SPA. The first pivotal study was fully enrolled in November 2012 and we continue to enroll subjects into our second pivotal study. Based on the completed enrollment into our first pivotal study, we believe we will have top line results from this study in the second quarter of 2013.

The 500 subject, six month open label safety study completed enrollment in February 2013 at 28 U.S. clinical sites. Additionally, we have completed enrollment into a one year, 150 subject DEXA study in January 2013 at 10 U.S. clinical sites. This study is on the critical path to submission of the NDA. Depending on study enrollment and the completion of other studies, we believe we may be able to submit an NDA by mid 2014.

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

Low Dose Oral Study

Pursuant to the terms of the partial clinical hold currently in place as a result of the liver toxicity exhibited by Proellex®, the FDA allowed us to run a single study to test low oral doses of Proellex® for signals of safety and efficacy. The study tested 5 different doses of Proellex® (1, 3, 6, 9 and 12 mg), with 1 mg being the first dose tested. Each dose was then compared to placebo with weekly assessments of liver function during both the placebo and drug period. Subjects were dosed with the active drug for 10 weeks, which allowed for adequate time to determine the impact of a given dose on trends in liver function. Each dose was tested in up to 12 different subjects and assessment of pharmacokinetic parameters was obtained at the start of dosing and the end of the dosing period to determine overall and maximum drug exposure for a given dose. We also monitored changes in menstrual bleeding patterns and ovulation as well as changes in endometrial thickness. The FDA required that an independent Drug Safety Monitoring Board be established and that the informed consent clearly state the liver toxicity previously experienced with Proellex®. We have completed this study and have announced that there was no evidence of elevations of liver enzymes over baseline, suggesting these lower doses avoid the type of adverse events seen at much higher doses in earlier studies.

On July 16, 2012, we announced that we held a teleconference with the FDA to discuss the development of low dose oral Proellex® as a treatment for endometriosis. Subsequently, on October 8, 2012, we announced that the FDA has agreed to reclassify the full clinical hold to a partial clinical hold on low dose oral Proellex® to allow us to conduct a Phase 2 study in the treatment of endometriosis. We initiated this 90 subject, four month active dosing study in November 2012 and we believe full enrollment will be achieved in the second quarter of 2013. Depending on study enrollment, we expect to release results from this study in the fourth quarter of 2013.

Vaginal Administration

We are assessing vaginal administration of Proellex® to avoid first pass liver effects and achieve higher reproductive tract concentrations of the drug while minimizing systemic exposure. We reported results from two in vivo animal studies which confirmed reduced maximum circulating concentrations of the drug when administered vaginally, as well as efficacy signals at substantially lower doses than oral administration. The FDA has accepted an IND for vaginally delivered Proellex® and, as a result, we commenced a Phase 2 vaginal administration study for uterine fibroids in the first quarter of 2012. In January 2013, we reported the final study results which indicated the 12 mg dose achieved statistically significant improvement in menstrual bleeding, uterine fibroid symptoms and reduction in fibroid volume even with the low number of subjects enrolled into the study (n=12 @ 12 mg). Based on these findings, the Company believes the 12 mg dose is appropriate for further development. We have requested, and were granted, an end of Phase 2 meeting with the FDA, scheduled for the last half of May 2013, to discuss a Phase 3 study design for the vaginally delivered Proellex® as a treatment for uterine fibroids.

Additionally, we have begun enrolling subjects who completed the Phase 2 study into a one year open label safety trial in order to begin collecting long term safety data which we expect the FDA to require in connection with the submission of an NDA. The majority of the women being dosed with 12 mg in the Phase 2 study have elected to enroll into the open label safety study.

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

Business Strategy

We plan to focus our clinical program on (i) conducting Phase 3 secondary hypogonadism trials for Androxal®, (ii) conducting a Phase 3 vaginal administration trial for Proellex® for uterine fibroids and (iii) conducting a Phase 2 trial for low dose oral Proellex® for endometriosis. We anticipate that our current liquidity will be sufficient to continue these planned studies into the first quarter of 2014; however, significant additional capital will be required for us to complete the development of our product candidates through NDA approval. We will continue to explore corporate partnering opportunities for assistance in the clinical development funding and commercialization of our products, as appropriate; however, there can be no assurance that an acceptable corporate partnering opportunity will be successfully completed or that we will be successful in raising the additional funds.

Research and Development

We have limited resources and utilize consultants and outside entities to perform clinical development and limited research activities in connection with preclinical studies and clinical trials. Our primary research and development (“R&D”) expenses for 2012 were for the payment for salaries and related employee expenses, contracted regulatory affairs activities, insurance coverage for clinical trials and prior product sales, contracted research and consulting fees, facility costs, amortization of capitalized patent costs and internal research and development supplies. We believe that these expenses will continue to be our primary R&D expenses in 2013.

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

Under a license agreement with the NIH, we have exclusive rights to four issued U.S. patents, which expire in 2017, two pending U.S. patent applications, and several foreign patents and pending applications made by the NIH regarding Proellex®. We also have six pending U.S. patent applications, 92 foreign pending patent applications and 10 granted foreign patents that cover various formulations of Proellex® and methods for using Proellex®.

Therapeutic uses of our Androxal® product candidate are covered in the United States by seven issued U.S. patents and six pending patent applications. Foreign coverage of therapeutic uses of our Androxal® product candidate includes 59 issued foreign patents and 52 foreign pending patent applications. The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of diabetes mellitus Type 2, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Androxal® (the trans-isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. We requested re-examination of one of these patents by the U.S. Patent and Trademark Office (“PTO”) based on prior art. The patent holder amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims were patentable in view of those publications under consideration and a re-examination certificate was issued. We subsequently filed a second request for re-examination by the PTO in light of a number of additional publications. The request was granted and all of the claims were finally rejected by the PTO in the re-examination. The patent holder appealed the rejections to the PTO Board of Patent Appeals and Interferences (the “PTO Board”) which ultimately reversed the rejections of several dependent claims in view of those publications under consideration. The patent holder filed a Notice of Appeal to the Federal Circuit on September 28, 2010 contesting the rejections maintained by the PTO Board. A decision was rendered by the Federal Circuit on December 12, 2011, affirming the rejection of the appealed claims. We expect that a re-examination certificate will be issued confirming the patentability of the remaining claims; however, if such a re-examination certificate were to issue, we believe that our development of Androxal® would not infringe any of the remaining claims and that all of the remaining claims are invalid on various grounds including additional prior art publications. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. If necessary, we intend to vigorously defend any and all claims against the holder of such patents in a court of competent jurisdiction in order to develop Androxal® further. Adverse determinations in litigation proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities, in which case we may not be able to successfully commercialize or out-license Androxal® until such patents expire or are otherwise no longer in force.

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

Litigation

See Item 3 of Part I of this Annual Report on Form 10-K for our fiscal year ended December 31, 2012.

Employees and Consultants

Employees

At December 31, 2012, we had 21 full-time employees. We also utilize consultants as well as contract research organizations and other outside specialty firms for various services such as preclinical and clinical trial support, manufacturing, regulatory approval advice and accounting and human resource management. We believe our relationship with our employees is good.

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

Recent Developments

On January 29, 2013, 872,133 Series A Warrants and 713,741 Series B Warrants were exercised using the cashless exercise provision of the Warrant Agreements, resulting in the issuance of 1,483,831 shares of our common stock.

On February 5, 2013, we announced that Dr. Joachim F. Wernicke, Ph.D, M.D. had accepted our offer to be the Company’s Chief Medical Officer. Dr. Wernicke has over 30 years of experience in clinical development and regulatory matters. From 2004 until his retirement in 2012, Dr. Wernicke was part of the Global Patient Safety group at Eli Lilly and Company (“Lilly”) where he was at various times responsible for Cymbalta, Strattera, Zyprexa, Symbyax, and Effient. He was also involved in the development and approval of Strattera and Cymbalta between 1999 and 2004 and clinical development and regulatory matters related to Prozac and other central nervous system drugs during his earlier tenure at Lilly from 1984 to 1990. During his career, he has also served as the VP of Clinical and Regulatory Affairs for Cyberonics, Inc. and as a consultant for various pharmaceutical, biotechnology, and medical device companies. Dr. Wernicke received a Ph.D. in biochemistry from U.C.L.A. in 1974, and an M.D. from U.C. Irvine in 1979, followed by a child neurology fellowship.

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

Risks Relating to Our Business

Our ability to continue as a going concern may require that we raise additional funds no later than the first quarter of 2014, without which we may need to cease our business operations and begin liquidation proceedings.

Based upon the successful completion of our 2012 financings and our current expense and revenue assumptions, we anticipate that we will need to obtain additional financing no later than the first quarter of 2014. If our expenses are greater than expected or our clinical trials take longer than expected, we may be required to raise additional funds prior to that time. We will continue to explore various financing alternatives to address our liquidity needs. No assurance can be given that we will be successful in obtaining additional financing on acceptable terms or at all. We anticipate that if we are able to secure additional financing, that such financing will result in significant dilution of the ownership interests of our stockholders and may provide certain rights to the new investors senior to the rights of our current stockholders, including but not limited to, voting rights and rights to proceeds in the event of a sale or liquidation of the Company. We expect to continue to incur significant losses for the foreseeable future, and we may never achieve or sustain profitability. In the event that we are unable to obtain adequate financing to conduct operations, we may need to cease our business operations and begin liquidation proceedings. If we need to liquidate our assets, we would likely realize significantly less from them than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to any secured and unsecured creditors before any funds would be available to pay our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we were required to liquidate, it is highly unlikely that stockholders would receive any value for their shares.

If we fail to obtain the capital necessary to fund our operations, we may have to delay, reduce or eliminate our research and development programs or commercialization efforts, dispose of assets or liquidate.

We expect to make additional capital outlays and to increase operating expenditures over the next several years to support our preclinical development and clinical trial activities, particularly with respect to clinical trials for Androxal® and Proellex®. Based on our current and planned clinical programs, we expect to need to raise additional capital no later than the first quarter of 2014 or earlier if our expenses are greater than anticipated. We will continue to seek additional funding through public or private financings, including equity or debt financings, and/or through other means, including collaborations and license agreements. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. In recent years, the general economic and capital market conditions in the United States have deteriorated significantly and have increased the cost of capital, and there is no certainty that a recovery in the capital and credit markets, enabling us to raise capital in an amount to sufficiently fund our long-term plans, will occur in 2013 or beyond. If these economic conditions continue or become worse, our future cost of equity or debt capital and access to the capital markets could be adversely affected. If we cannot raise adequate funds, we may be required to:

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

In addition, previous clinical trials for Androxal® have been conducted only in limited numbers of patients that may not fully represent the diversity present in larger populations. In addition, these studies have not been subjected to the exacting design requirements typically required by FDA for pivotal trials. Thus the limited data we have obtained may not predict results from studies in larger numbers of patients drawn from more diverse populations, and may not predict the ability of Androxal® to treat testosterone deficiency. We will be required to demonstrate through larger-scale clinical trials that these product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale.

Favorable results in our early studies or trials may not be repeated in later studies or trials, including continuing preclinical studies and large-scale clinical trials analyzed with more rigorous statistical methods, and our drug candidates in later-stage trials may fail to show desired safety and efficacy despite having progressed through earlier-stage trials. Unfavorable results from ongoing preclinical studies or clinical trials could result in delays, modifications or abandonment of ongoing or future clinical trials. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be delayed, repeated or terminated. In addition, we may report top-line data from time to time, which is based on a preliminary analysis of key efficacy and safety data; such data may be subject to change following a more comprehensive review of the data related to the applicable clinical trial. If Androxal®, Proellex®, or any other potential future product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we delay or abandon our development efforts related to Androxal® or Proellex®, we may not be able to generate sufficient revenues or raise the additional capital necessary to continue operations or become profitable.

We have a history of operating losses, and we expect to incur increasing net losses and may not achieve or maintain profitability for some time or at all.

We have experienced significant operating losses in each fiscal year since our inception. As of December 31, 2012, we had accumulated losses of $209.9 million, approximately $24.2 million in cash and cash equivalents, and our accounts payable and accrued expenses were approximately $3.8 million. On September 7, 2012, we completed a private placement of 2,145,636 shares of our common stock, which resulted in net proceeds to us, after deducting operating expenses, of $23 million. As a result we believe we have sufficient cash to continue our clinical trials into the first quarter of 2014.

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

The competition for qualified personnel in the biopharmaceutical field is intense, and our future success depends upon our ability to attract, retain and motivate highly skilled scientific, technical and managerial employees. We had only 21 full-time employees at December 31, 2012, including our President and Chief Executive Officer, Joseph S. Podolski. We are highly dependent on Mr. Podolski and our professional staff for the management of our company and the development of our technologies. Mr. Podolski has an employment agreement with us. There can be no assurance that any of these employees will remain with us through development of our current product candidates. The loss of the services of any of our employees could delay or curtail our research and product development efforts.

Our plan to use collaborations to leverage our capabilities may not be successful.

As part of our business strategy, we may enter into collaboration arrangements with strategic partners to develop and commercialize our product candidates. For our collaboration efforts to be successful, we must identify partners whose competencies complement ours. We must also successfully enter into collaboration agreements with them on terms attractive to us and integrate and coordinate their resources and capabilities with our own. We may be unsuccessful in entering into collaboration agreements with acceptable partners or negotiating favorable terms in these agreements. In addition, we may face a disadvantage in seeking to enter into or negotiating collaborations with potential partners because other potential collaborators may have greater management and financial resources than we do. Also, we may be unsuccessful in integrating the resources or capabilities of these collaborators. In addition, our collaborators may prove difficult to work with or less skilled than we originally expected. If we are unsuccessful in our collaborative efforts, our ability to develop and market product candidates could be severely limited.

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

There can be no assurance that, if our clinical trials for Androxal® and Proellex® are successfully completed, we will be able to submit an NDA to the FDA or that any NDA we submit will be approved by the FDA in a timely manner, if at all. After completing clinical trials for a product candidate in humans, a drug dossier is prepared and submitted to the FDA as an NDA, and includes all preclinical studies and clinical trial data relevant to the safety and effectiveness of the product at the suggested dose and duration of use for the proposed indication, in order to allow the FDA to review such drug dossier and to consider a product candidate for approval for commercialization in the United States. If we are unable to submit an NDA with respect to Androxal® or Proellex®, or if any NDA we submit is not approved by the FDA, we will be unable to commercialize that product. The FDA can and does reject NDAs and requires additional clinical trials, even when drug candidates achieve favorable results in large-scale Phase 3 clinical trials. If we fail to commercialize Androxal® or Proellex®, we may be unable to generate sufficient revenues to continue operations or attain profitability and our reputation in the industry and in the investment community would likely be damaged.

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

In addition, we have no control over the financial health of our independent contractors. Several of our independent contractors are in possession of valuable and sensitive information relating to the safety and efficacy of our product candidates, and several others provide services to a significant percentage of the patients enrolled in the respective clinical trials in which such independent contractors participate. Should one or more of these independent contractors become insolvent, or otherwise are not able to continue to provide services to us, the clinical trial in which such contractor participates could become significantly delayed and we may be adversely affected as a result of the delays and additional expenses associated with such event.

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

Furthermore, because of the substantial amount of pre-trial documents and witness discovery required in connection with intellectual property litigation, there is risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the trading price of our common stock or warrants..

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

The trading price of our common stock has been highly volatile. Since January 1, 2011 through March 8, 2013, the sale price of our stock price has fluctuated from a low of $2.37 to a high of $19.12. The market price for our common stock and warrants will be affected by a number of factors, including:

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

We are required to meet certain qualitative and financial tests (including a minimum closing bid price of $1.00 per share for our common stock) to maintain the listing of our common stock and/or warrants on the Nasdaq Capital Market. If we do not maintain compliance with the continued listing requirements for the Nasdaq Capital Market within specified periods and subject to permitted extensions, our common stock and/or warrants may be recommended for delisting (subject to any appeal we would file). If our common stock or warrants are delisted, it could be more difficult to buy or sell our common stock and/or our warrants and to obtain accurate quotations, and the price of our common stock and/or warrants could suffer a material decline. Delisting would also impair our ability to raise capital.

The market price of our common stock may fall below the exercise price of our Series B Warrants.

The Series B Warrants are exercisable at any time at or prior to 5:00 p.m. Eastern time on February 8, 2016. The market price of our common stock may fall below the exercise price for such warrants prior to their expiration. Any Series B Warrants not exercised by such date of expiration will expire and be worthless and we will be under no further obligation to the holders of such warrants.

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

	Price Range
	High	Low
2011
First Quarter	$6.85	$2.37
Second Quarter	6.49	4.52
Third Quarter	6.74	3.70
Fourth Quarter	5.48	3.34

2012
First Quarter	$5.36	$3.73
Second Quarter	9.88	3.68
Third Quarter	16.37	7.82
Fourth Quarter	17.00	11.75

2013
First Quarter (January 1st through March 8th)	$19.12	$9.51

All of the foregoing prices reflect interdealer quotations, without retail mark-up, markdowns or commissions and may not necessarily represent actual transactions in the common stock.

On March 8, 2013, the last sale price of our common stock, as reported by the Nasdaq Capital Market, was $10.16 per share. On March 8, 2013, there were approximately 160 holders of record and approximately 4,900 beneficial holders of our common stock.

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

	12/07	12/08	12/09	12/10	12/11	12/12

Repros Therapeutics Inc.	100.00	112.88	8.55	8.15	12.93	42.25
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
NASDAQ Pharmaceutical	100.00	97.45	104.75	111.47	123.06	164.89

ITEM 6. sELECTED CONSOLIDATED FINANCIAL DATA

The statement of operations data for the years ended December 31, 2012, 2011 and 2010, and the balance sheet data as of December 31, 2012 and 2011, have been derived from our financial statements, included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2009 and 2008, and the balance sheet data as of December 31, 2010, 2009 and 2008 have been derived from our financial statements not included in this annual report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below have been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read with our financial statements, including notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report on Form 10-K.

STATEMENTS OF OPERATIONS DATA: (In thousands, except per share data)
	2012	2011	2010	2009	2008

Revenues and Other Income
Interest income	$3	$2	$—	$4	$433
Other income	—	—	421	547	—
Total revenues	3	2	421	551	433
Expenses:
Research and development	13,343	8,682	2,904	23,062	22,575
General and administrative	4,827	3,811	2,285	4,723	3,060
Total expenses	18,170	12,493	5,189	27,785	25,635
Net loss	$(18,167)	$(12,491)	$(4,768)	$(27,234)	$(25,202)

Net loss per share – basic and diluted (1)(2)	$(1.18)	$(1.04)	$(0.59)	$(6.28)	$(7.54)
Shares used in loss per share calculation(2)	15,346	11,961	8,057	4,336	3,343

(1)	See "Note 2. Summary of Significant Accounting Policies" of Notes to our Consolidated Financial Statements incorporated by reference into this prospectus for a description of the computation of loss per share.

(2)	The basic and diluted net loss per share and shares used in loss per share calculation have been adjusted to reflect the one-for-four reverse stock split that was effected on October 14, 2010.

BALANCE SHEET DATA: (In thousands)
	2012	2011	2010		2009	2008

Cash, cash equivalents and marketable securities	$24,212	$4,565		$$2,957	$1,886	$19,470
Total assets	26,832	6,064	4,465		2,960	22,603
Deficit accumulated during the development stage	(209,902)	(191,735)	(179,244)		(174,476)	(147,242)
Total stockholders' equity	$23,034	$4,666		$$3,167	$562	$15,614

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

We have completed a Phase 2B study of Androxal® in men with secondary hypogonadism, but naïve to testosterone treatment, at the FDA’s recommendation. We have since announced top line results of this study that Androxal® was generally well tolerated compared to placebo and there were no drug related serious adverse events that led to discontinuation. We met with the FDA in May 2012 to discuss the design of pivotal Phase 3 efficacy studies for Androxal® as well as the components of the overall drug development program required for a New Drug Application (“NDA”) submission. During this meeting, we agreed upon registration requirements for Androxal® oral therapy for the treatment of secondary hypogonadism. On July 9, 2012, we announced that we reached an agreement with the FDA for the design of the pivotal efficacy studies for Androxal® for the treatment of secondary hypogonadism. The pivotal studies are being conducted under a Special Protocol Assessment (“SPA”). Depending on study enrollment and the completion of other studies, we believe we may be able to submit an NDA by mid 2014.

Proellex®, our product candidate for female reproductive health, is a new chemical entity that acts as a selective blocker of the progesterone receptor and is being developed for the treatment of symptoms associated with uterine fibroids and endometriosis. We have conducted numerous studies with Proellex® dosing approximately 700 women with the drug. Up until the summer of 2009, all side effects exhibited in the studies were considered manageable and the benefit of Proellex® far outweighed the risk. However, in Phase 3 efficacy and larger Phase 3 safety studies in diverse populations, a small number of subjects exhibited serious adverse effects associated with elevated liver enzymes. As a result of these findings, we elected to stop the trials and the FDA subsequently placed Proellex® on full clinical hold. All women that experienced elevated liver enzymes and returned for follow-up visits returned to baseline conditions with no overnight hospitalization necessary. An analysis of all the subjects that experienced such serious adverse effects showed that the effect only occurred in a small percentage of subjects that were exposed to the 50 mg dose of the drug for any period of time. Based on these findings, the Company petitioned the FDA to allow it to conduct a low dose study to demonstrate both safety and signals of efficacy in low oral doses of Proellex®, up to 12 mg administered per day. We completed the low dose escalating study in late 2011 and the results demonstrated no evidence of elevations of liver enzymes over baseline, suggesting these lower doses avoid the type of adverse events seen at much higher doses in earlier studies. On October 8, 2012, we announced that the FDA has agreed to a reclassification of the full clinical hold to a partial clinical hold on low dose oral Proellex® to allow us to conduct a Phase 2 study in the treatment of endometriosis. We initiated this study in November 2012 and we believe full enrollment will be achieved in the second quarter of 2013.

The FDA has accepted an Investigational New Drug Application (“IND”) for vaginally delivered Proellex® and, as a result, we commenced a Phase 2 vaginal administration study for uterine fibroids in the first quarter of 2012 and reported the final study results in January 2013. We have requested, and were granted, an end of Phase 2 meeting with the FDA, scheduled for the last half of May 2013, to discuss a Phase 3 study design for the vaginally delivered Proellex® for the treatment of uterine fribroids. Additionally, we have begun enrolling subjects who completed the Phase 2 study into a one year open label safety trial in order to begin collecting long term safety data which we expect the FDA to require in connection with the submission of an NDA.

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

As of December 31, 2012, we had accumulated losses of $209.9 million, approximately $24.2 million in cash and cash equivalents, and our accounts payable and accrued expenses were approximately $3.8 million. On February 1, 2012, we completed a registered direct offering to certain institutional investors, including certain existing shareholders, of 2,463,537 shares of our common stock at a price per share of $4.50. Net proceeds to us, after deducting the placement agent's fees and offering expenses, were approximately $10.3 million. On September 7, 2012, we completed a private placement of 2,145,636 shares of our common stock at a price per share of $11.00. Net proceeds to us, after deducting offering expenses, were approximately $23 million. We anticipate that our current liquidity will be sufficient to continue these planned studies into the first quarter of 2014; however, significant additional capital will be required for us to complete the development of our product candidates through NDA approval. We continue to explore potential additional financing alternatives (including corporate partnering opportunities) that would provide sufficient funds to enable us to continue to develop our two product candidates through NDA approval; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

At December 31, 2012, we had 21 full-time employees who utilize the services of contract research organizations, contract manufacturers and various consultants to assist us in performing clinical and regulatory services for the clinical development of our products. We are substantially dependent on our various contract groups to adequately perform the activities required to obtain regulatory approval of our products.

The value of the tax asset associated with the December 31, 2012 accumulated deficit can be substantially diminished in value to us due to various tax regulations, including change in control provisions in the tax code. For additional information relating to our net operating loss carryforward, see "Note 6. Federal Income Taxes" of the Notes to Consolidated Financial Statements. Losses have resulted principally from costs incurred in conducting clinical trials for our product candidates, in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts. There can be no assurance that we will be able to successfully complete the transition from a development stage company to the successful introduction of commercially viable products. Our ability to achieve profitability will depend on, among other things, successfully completing the clinical development of our products in a reasonable time frame and at a reasonable cost, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others that possess such capabilities, our and our partners' ability to realize value from our research and development programs through the commercialization of those products and raising sufficient funds to finance our activities. There can be no assurance that we will be able to achieve profitability or that profitability, if achieved, can be sustained. See "Item 1. Business — Risk Factors" and "Note 1. Organization and Operations" of Notes to Consolidated Financial Statements.

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

Capitalized Patent Costs

The Company capitalizes the cost associated with building its patent library for its Androxal® and Proellex® products. As of December 31, 2012 and 2011, other assets consist of capitalized patent costs in the amount of $2.2 million and $1.4 million, respectively. Patent costs, which include legal and application costs related to the patent portfolio, are being amortized over the lesser of 20 years or the estimated economic life of the patent. Amortization of patent cost expense was $152,000, $109,000 and $76,000 in 2012, 2011 and 2010, respectively.

Of the $2.2 million in capitalized patent costs at December 31, 2012, $1,642,000 related to Androxal® and $519,000 related to Proellex® patents.

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

Should the Company not continue development of either drug candidate or should the Company not continue as a going concern, the remaining capitalized patent costs may not be recoverable, which would result in charges to operating results in future periods.

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

Share-Based Compensation

We had one stock-based compensation plan at December 31, 2012, the 2011 Equity Incentive Plan. Accounting standards generally require the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued. We use the Black-Scholes option pricing model to estimate the fair value of our stock options. Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options’ vesting and contractual expiration dates. The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term.

Income Taxes

We have had net operating losses since inception and, therefore, have not been subject to federal income taxes. We have accumulated approximately $1.4 million of research and development tax credits. As of December 31, 2012, we had approximately $156.4 million of net operating loss (“NOL”) carryforwards for federal income tax purposes. Additionally, approximately $13.9 million of NOLs, and approximately $814,000 of research and development tax credits, expired in 2012. Accounting standards require the recognition of a deferred tax asset. However, a valuation allowance must be recorded for deferred tax assets whose recovery is deemed unlikely. As we have incurred net operating losses since inception, and there is no certainty of future revenues, our deferred tax assets have been reserved in full in the accompanying consolidated financial statements. Additionally, if the Company has an opportunity to use this NOL to off-set tax liabilities in the future, the use of this asset would be restricted based on Internal Revenue Service, state and local NOL use guidelines. The Company’s public offerings completed on February 5, 2007, October 2, 2008, September 11, 2009, October 13, 2009, February 8, 2011, February 1, 2012, the sale and issuance of the ATM Shares, the issuance of unregistered shares as part of the settlement agreements we entered into with certain of our creditors since October of 2009 and the private placement of shares completed on September 7, 2012, may have created a change of ownership for Federal Income tax purposes. The Company has not completed a study to determine if this has occurred. A change in ownership for Federal Income tax purposes may result in a limitation on the use of net operating loss and tax credit carryforwards in future periods.

Results of Operations

Comparison of Years Ended December 31, 2012 and 2011

Revenues and Other Income

Total revenues and other income increased 50% to $3,000 in 2012 as compared to $2,000 for 2011. This increase was primarily due to an increase of $1,000 in interest income due to higher cash balances.

Research and Development Expenses

R&D expenses include contracted services relating to our clinical product development activities which include preclinical studies, clinical trials, regulatory affairs and bulk manufacturing scale-up activities and bulk active ingredient purchases for preclinical and clinical trials primarily relating to our two products in clinical development, Androxal® and Proellex®. Research and development expenses also include internal operating expenses relating to our general research and development activities. R&D expenses increased 54% or approximately $4.7 million to $13.3 million for the year ended 2012 as compared to $8.7 million in 2011. Our primary R&D expenses for 2012 and 2011 are shown in the following table (in thousands):

Research and Development	December 31, 2012	December 31, 2011	Variance	Change (%)
Androxal® clinical development	$8,516	$5,118	$3,398	66%
Proellex® clinical development	1,776	1,008	768	76%
Payroll and benefits	2,137	1,307	830	64%
Operating and occupancy	914	1,249	(335)	(27)%
Total	$13,343	$8,682	$4,661	54%

The increase in Androxal® clinical development expenses for the year ended 2012 as compared to 2011 was primarily due to the commencement of the Phase 3 studies in men with secondary hypogonadism, including two pivotal studies being conducted under an SPA, a six month open label safety study and a one year DEXA study. Clinical development expenses related to Proellex® increased due to the Phase 2 vaginal administration study for uterine fibroids conducted in 2012.

To date through December 31, 2012 we have incurred approximately $28.4 million for the development of Androxal® and approximately $59 million for the development of Proellex®. These accumulated costs exclude any internal operating expenses.

Payroll and Benefits

R&D payroll and benefits expense for both 2012 and 2011, includes salaries, non-cash stock based compensation expense and fringe benefits and increased 64% or approximately $830,000 to $2.1 million for the year ended 2012 as compared to $1.3 million in 2011. This increase is primarily due to an increase in headcount. Included in payroll and benefit expense is a charge for non-cash stock based compensation expense of $880,000 for the year ended 2012 as compared to $540,000 in the year ended 2011.

Operating and Occupancy

R&D operating and occupancy decreased 27% or approximately $335,000 to approximately $914,000 for the year ended 2012 as compared to $1.2 million in 2011. This decrease is primarily due to a decrease in costs associated with our patent portfolio of approximately $242,000 and a reduction of $211,000 related to our product liability insurance premium, partially offset by an increase in consulting and other outside services of approximately $155,000 and an increase in amortization expense of $44,000 for the year ended 2012 as compared to 2011.

General and Administrative Expenses

General and administrative expenses (“G&A”) increased 27% or approximately $1.0 million to $4.8 million for 2012 as compared to $3.8 million in 2011. Our primary G&A expenses for 2012 and 2011 are shown in the following table (in thousands):

General and Administrative	December 31, 2012	December 31, 2011	Variance	Change (%)
Payroll and benefits	$3,081	$2,364	$717	30%
Operating and occupancy	1,746	1,447	299	21%
Total	$4,827	$3,811	$1,016	27%

G&A payroll and benefits expense for both 2012 and 2011, includes salaries, non-cash stock based compensation expense and fringe benefits and increased 30% or approximately $717,000 to $3.1 million for the year ended 2012 as compared to $2.4 million in 2011. Included in payroll and benefit expense is a charge for non-cash stock based compensation expense of $1.9 million for the year ended 2012 as compared to $1.7 million in the year 2011. Additionally, salaries for the year ended 2012 were $1.1 million as compared to $528,000 for 2011. The increase in salaries of approximately $526,000 is primarily due to an increase in headcount and the discontinuation of the salary reduction program put in place in August 2009.

G&A operating and occupancy expense, which includes expenses to operate as a public company, increased 21% or approximately $299,000 to $1.7 million in 2012 as compared to $1.4 million in 2011. The increase is primarily due to an increase in professional services.

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

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements except the operating lease relating to our facility.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from private placements and public offerings of equity securities and with funds received under collaborative agreements. We have experienced negative cash flows from operations since inception. We will require substantial funds for research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts, if appropriate, if the FDA or other regulatory approvals are obtained. Based on our existing and projected accounts payable and commitments, we believe we will need to raise additional capital by the first quarter of 2014 in order to continue operations on a normal basis. If our expenses are greater than expected or our revenues are less than expected, we may be required to raise additional funds prior to that time. Historically we have secured additional cash resources through the sale of our equity securities; however, there can be no assurance that the Company will be able to raise sufficient capital in the future.

On February 12, 2010, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), pursuant to which we may issue and sell from time to time through Ladenburg, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $10 million (the “ATM Shares”). We have no obligation to sell any ATM Shares under the Equity Distribution Agreement. For the year ended December 31, 2012, we sold an aggregate of 100 ATM Shares at a weighted average share price of $5.07, for proceeds of approximately $500, net of expenses. Cumulative through December 31, 2012, we have sold 2,775,476 ATM Shares at a weighted average share price of $2.67, for proceeds of approximately $7.4 million, net of expenses. As of the date of this filing, the registration statement on Form S-3 registering the sale of the ATM Shares to the public has lapsed and, as a result, no additional ATM Shares may be sold under the Equity Distribution Agreement until a registration statement related to such shares is effective.

On February 8, 2011, we completed an underwritten public offering of 690,000 units (including the exercise of the underwriter’s over-allotment option), consisting of an aggregate of 2,760,000 shares of our common stock, Series A Warrants to purchase 2,070,000 shares of our common stock and Series B Warrants to purchase 1,690,500 shares of our common stock, at a price per unit of $17.15. Each unit consisted of four shares of our common stock, Series A Warrants exercisable for three shares of our common stock at an exercise price of $0.01 per share and Series B Warrants exercisable for 2.45 shares of our common stock at an exercise price of $2.49 per share. Net proceeds to us, after the underwriting discount and offering expenses, were approximately $10.7 million. The fair value of the Series A and Series B Warrants was determined using a Black-Scholes model with the following assumptions: risk-free interest rate of 0.18%; no dividend yield; volatility of 131.66% and an expected term of six months. This resulted in a fair value of the Series A and Series B Warrants of approximately $5.4 million, which has been recorded in Additional Paid-In Capital on our Condensed Consolidated Balance Sheet. As of December 31, 2012, 320,730 shares of our common stock have been issued from the exercise of the Series A Warrants at $0.01 per share and 121,079 shares of our common stock have been issued from the exercise of the Series B Warrants at $2.49 per share. The Series A and B Warrants have a five year term from the date of issuance. The Series B Warrants are callable by the Company in the event that the Company’s stock trades at $8.00 or more for a period of 20 trading days over any consecutive 30 trading day period. As of the date of this filing, our common stock has reached this price threshold, however, we have not yet required the exercise of the Series B Warrants pursuant to this provision. The Series A and B Warrants are also exercisable on a cashless basis. In addition, in no event may the Warrants be exercised if the holder would own 20% or more of the outstanding shares of the Company’s common stock following the exercise.

On February 1, 2012, we completed a registered direct offering to certain institutional investors, including certain existing shareholders, of 2,463,537 shares of our common stock at a price per share of $4.50. Net proceeds to us, after deducting the placement agent's fees and offering expenses, were approximately $10.3 million.

On September 7, 2012, we completed a private placement of 2,145,636 shares of our common stock at a price per share of $11.00. Net proceeds to us, after deducting offering expenses, were approximately $23 million. The private placement shares may be resold pursuant to our shelf registration statement on Form S-3, as amended (File No. 333-184159).

Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. We had cash and cash equivalents of approximately $24.2 million as of December 31, 2012 as compared to $4.6 million as of December 31, 2011. Additionally, we had accounts payable and accrued expenses of $3.8 million as of December 31, 2012 as compared to $1.4 million as of December 31, 2011.

Net cash of approximately $13.5 million, $9.8 million and $5.0 million was used in operating activities during 2012, 2011 and 2010, respectively. The major use of cash for operating activities during 2012 was to fund our clinical development programs and associated administrative costs. Cash used in investing activities was $608,000, $335,000 and $371,000 during 2012, 2011and 2010, respectively. The major use of cash for investing activities during 2012 was primarily for capitalized patent and patent application costs for Androxal® and Proellex®. Cash provided by financing activities was $33.8 million, $11.7 million and $6.4 million during 2012, 2011 and 2010, respectively. Cash provided by financing activities during 2012 was primarily due to the registered direct offering of 2,463,537 shares of our common stock at a price per share of $4.50 completed on February 1, 2012 and the private placement of 2,145,636 shares of our common stock at a price per share of $11.00 completed on September 7, 2012.

Our capital requirements will depend on many factors, including: the costs and timing of seeking regulatory approvals of our products; the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of our preclinical and clinical activities; the costs associated with any future collaborative research, manufacturing, marketing or other funding arrangements; our ability to obtain regulatory approvals; the success of our potential future sales and marketing programs; the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; changes in economic, regulatory or competitive conditions of our planned business; and additional costs associated with being a publicly-traded company. To satisfy our capital requirements, we are exploring ways to raise additional funds by the first quarter of 2014. There can be no assurance that any such funding will be available to us on favorable terms or at all. If we are successful in obtaining additional financing, we anticipate that such financing will result in significant dilution of the ownership interests of our current stockholders and may provide certain rights to the new investors senior to the rights of our current stockholders, including but not limited to voting rights and rights to proceeds in the event of a sale or liquidation of the Company. The uncertainties relating to the foregoing matters raise substantial doubt about our ability to continue as a going concern.

Contractual Obligations and Commercial Commitments

The Company leases laboratory and office space pursuant to leases accounted for as operating leases. The lease for the Company’s laboratory and office space expires in June 2015. Rental expense for the years ended December 31, 2012, 2011 and 2010, was approximately $76,000, $68,000 and $63,000, respectively. Future minimum lease payments under non-cancelable leases with original terms in excess of one year as of December 31, 2012, are as follows (in thousands):

2013	52
2014	53
2015	27
Total	$132

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We had cash and cash equivalents of approximately $24.2 million as of December 31, 2012 which is primarily held in a money market mutual fund backed by U.S. government securities. Although this cash account is subject to fluctuations in interest rates and market conditions, no significant gain or loss on this account is expected to be recognized in earnings. We do not invest in derivative securities.

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

Based on management’s evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2012.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited and issued their report on the effectiveness of our internal control over financial reporting as of December 31, 2012, which appears herein.

Changes in Internal Control

There have been no changes in our internal control over financial reporting during our quarter ended December 31, 2012 that have materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2013 annual meeting of stockholders. Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2012.

ITEM 11. Executive Compensation

The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2013 annual meeting of stockholders. Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2012.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2013 annual meeting of stockholders. Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2012.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2013 annual meeting of stockholders. Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2012.

ITEM 14. Principal Accountant Fees and Services

The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2013 annual meeting of stockholders. Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2012.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as a Part of this Report.

Financial Statements	Page
Report of Independent Registered Public Accounting Firm	F-1
Reports of Independent Public Accountants	F-2
Consolidated Balance Sheets as of December 31, 2012 and 2011	F-8
Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010 and (unaudited) from Inception (August 20, 1987) through December 31, 2012	F-9
Consolidated Statement of Stockholders' Equity (from inception)	F-10
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010 and (unaudited) from Inception (August 20, 1987) through December 31, 2012	F-17
Notes to Consolidated Financial Statements	F-18

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

10.26	Placement Agency Agreement dated January 26, 2012 by and between the Company and Ladenburg Thalmann & Co. Inc. Exhibit 1.1 to the Company's Current Report on Form 8-K as filed with the Commission on January 27, 2012 is incorporated herein by reference.
10.27	Form of Subscription Agreement between the Company and the investors identified on the signature pages thereto. Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Commission on January 27, 2012 is incorporated herein by reference.
10.28	Securities Purchase Agreement dated August 31, 2012 by and among the Company and certain institutional investors. Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Commission on September 12, 2012 is incorporated herein by reference.
10.29	Registration Rights Agreement dated August 31, 2012 by and among the Company and certain institutional investors. Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the Commission on September 12, 2012 is incorporated herein by reference.
10.30	Agreement dated September 4, 2012 by and between the Company and Trout Capital LLC. Exhibit 10.3 to the Company's Current Report on Form 8-K as filed with the Commission on September 12, 2012 is incorporated herein by reference.
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
31.2*	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer)
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2*	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

__________________________________

*	Filed herewith.

+	Management contract or compensatory plan.

++	Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act. Such omitted portions have been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPROS THERAPEUTICS INC.

Dated: March 18, 2013	By:	/s/ Joseph S. Podolski
Joseph S. Podolski
President and Chief Executive Officer

Signature	Title	Date
/s/ Joseph S. Podolski	President, Chief Executive Officer and Director	March 18, 2013
Joseph S. Podolski	(Principal Executive Officer)

/s/ Katherine A. Anderson	Chief Financial Officer and Secretary	March 18, 2013
Katherine A. Anderson	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Nola Masterson	Chair of the Board	March 18, 2013
Nola Masterson

/s/ Daniel F. Cain	Director	March 18, 2013
Daniel F. Cain

/s/ Jaye Thompson	Director	March 18, 2013
Jaye Thompson, Ph.D.

/s/ Michael Wyllie	Director	March 18, 2013
Michael Wyllie, Ph.D.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Repros Therapeutics Inc.:

In our opinion, the accompanying consolidated balance sheets as of December 31, 2012 and 2011, the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2012, and the statements of stockholders' equity for each of the ten years in the period ended December 31, 2012 present fairly, in all material respects, the financial position of Repros Therapeutics Inc. and subsidiary, a development stage company, at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, and cumulatively for the period January 1, 2002 through December 31, 2012 (not separately presented) in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2012). We did not audit the cumulative totals of the Company for the period from August 20, 1987 (date of inception) to December 31, 2001, which totals reflect a deficit of $75.8 million accumulated during the development stage. The cumulative totals for the period January 1, 1994 to December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed unqualified opinions on the consolidated financial statements for the three years in the period ended December 31, 2001, the three years in the period ended December 31, 2000, the three years in the period ended December 31, 1999, the three years in the period ended December 31, 1998, the three years in the period ended December 31, 1997, and the three years in the period ended December 31, 1996 dated February 6, 2002, February 2, 2001, February 2, 2000, January 26, 1999, March 24, 1998, and March 11, 1997, respectively. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 18, 2013

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

/S/ ARTHUR ANDERSEN LLP

Houston, Texas

March 11, 1997

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	December 31,	December 31,
	2012	2011
ASSETS

Current Assets
Cash and cash equivalents	$24,212	$4,565
Prepaid expenses and other current assets	406	99
Total current assets	24,618	4,664
Fixed Assets, net	53	15
Other Assets, net	2,161	1,385
Total assets	$26,832	$6,064

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$3,240	$1,145
Accrued expenses	558	253
Total current liabilities	3,798	1,398

Commitments and Contingencies (note 10)

Stockholders' Equity
Preferred Stock, $.001 par value, 5,000,000
shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 75,000,000 shares
authorized, 17,272,505 and 12,470,694 shares
issued, respectively; 17,160,155 and 12,358,344 shares
outstanding, respectively	17	12
Additional paid-in capital	234,299	197,769
Cost of treasury stock, 112,350 shares	(1,380)	(1,380)
Deficit accumulated during the development stage	(209,902)	(191,735)
Total stockholders' equity	23,034	4,666
Total liabilities and stockholders' equity	$26,832	$6,064

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)

				From Inception
				(August 20, 1987)
				through
	For the Year Ended December 31,			December 31,
	2012	2011	2010	2012
				(unaudited)
Revenues and other income
Licensing fees	$-	$-	$-	$28,755
Product royalties	-	-	-	627
Research and development grants	-	-	-	1,219
Interest income	3	2	-	16,302
Gain on disposal of fixed assets	-	-	-	102
Other income	-	-	421	1,003
Total revenues and other income	3	2	421	48,008
Expenses
Research and development	13,343	8,682	2,904	195,259
General and administrative	4,827	3,811	2,285	52,920
Other expense	-	-	-	388
Total expenses	18,170	12,493	5,189	248,567

Loss from continuing operations	(18,167)	(12,491)	(4,768)	(200,559)
Loss from discontinued operations	-	-	-	(1,828)
Gain on disposal of discontinued operations	-	-	-	939
Net loss before cumulative effect of
changes in accounting principles	(18,167)	(12,491)	(4,768)	(201,448)
Cumulative effect of changes in accounting
principles	-	-	-	(8,454)
Net loss	$(18,167)	$(12,491)	$(4,768)	$(209,902)

Loss per share - basic and diluted	$(1.18)	$(1.04)	$(0.59)

Shares used in loss per share calculation:
Basic	15,346	11,961	8,057
Diluted	15,346	11,961	8,057

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

(continued)

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands except share and per share amounts)

									Deficit
									Accumulated
					Additional				During the	Total
	Preferred Stock		Common Stock		Paid-in	Deferred	Treasury Stock		Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Shares	Amount	Stage	Equity
Balance at December 31, 2006	-	$-	3,022,000	$2	$118,076	$-	484,259	$(5,948)	$(108,340)	$3,790
Exercise of options to purchase common stock
for cash, January and April @ $9.60 & $32.00 per share	-	-	3,485	-	37	-	-	-	-	37
Issuance of 652,500 shares of common stock at $55.00
per share February 5, 2007, net of offering costs of $2,835	-	-	652,500	1	33,052	-	-	-	-	33,053
Stock option compensation	-	-	-	-	880	-	-	-	-	880
Net loss	-	-	-	-	-	-	-	-	(13,700)	(13,700)
Balance at December 31, 2007	-	$-	3,677,985	$3	$152,045	$-	484,259	$(5,948)	$(122,040)	$24,060
Stock based option compensation	-	-	-	-	871	-	-	-	-	871
Proceeds from a shareholder transaction	-	-	-	-	327	-	-	-	-	327
Issuance of 600,000 shares of common stock at $26.00
per share October 2, 2008, net of offering costs of $41,458	-	-	600,000	1	15,557	-	-	-	-	15,558
Net loss	-	-	-	-	-	-	-	-	(25,202)	(25,202)
Balance at December 31, 2008	-	$-	4,277,985	$4	$168,800	$-	484,259	$(5,948)	$(147,242)	$15,614
Exercise of stock option to purchase common stock
for cash @ $14.84 per share	-	-	625	-	9	-	-	-	-	9
Issuance of 375,000 shares of common stock at $2.60 per
share September 11, 2009, net of offering costs of $106	-	-	375,000	-	869	-	-	-	-	869
Issuance of 875,000 shares of common stock at $5.08 per
share October 13, 2009, net of offering costs of $323	-	-	875,000	1	4,120	-	-	-	-	4,121
Issuance of 1,340,298 shares of common stock at $4.40
per share October 29, 2009, as settlement with trade creditors	-	-	968,389	1	1,330		(371,909)	4,568	-	5,899
Stock based option compensation	-	-	-	-	1,284	-	-	-	-	1,284
Net loss	-	-	-	-	-	-	-	-	(27,234)	(27,234)
Balance at December 31, 2009	-	$-	6,496,999	$6	$176,412	$-	112,350	$(1,380)	$(174,476)	$562
Stock based option compensation	-	-	-	-	609	-	-	-	-	609
Issuance of 96,836 shares of common stock at $2.88 to
$4.40 per share, as settlement with trade creditors	-	-	96,836	-	370	-	-	-	-	370
Issuance of 2,448,537 shares of common stock at a
weighted average share price of $2.61, net of offering costs of $381	-	-	2,448,537	3	6,391	-	-	-	-	6,394
Net loss	-	-	-	-	-	-	-	-	(4,768)	(4,768)
Balance at December 31, 2010	-	$-	9,042,372	$9	$183,782	$-	112,350	$(1,380)	$(179,244)	$3,167
Stock based compensation	-	-	-	-	2,283	-	-	-	-	2,283
Issuance of 326,839 shares of common stock at a
weighted average share price of $3.14, net of offering costs of $43	-	-	326,839	-	$1,026	-	-	-	-	1,026
Exercise of 320,730 Series A Warrants to purchase common
stock for cash @ $0.01 per share	-	-	320,730	-	$3	-	-	-	-	3
Issuance of 690,000 units at a price of $17.15,
net of offering costs of $1,155	-	-	2,760,000	$3	$10,675	-	-	-	-	10,678
Issuance of 20,753 shares of common stock for the
cashless exercise of 63,225 stock options	-	-	20,753	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(12,491)	(12,491)

(continued)

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands except share and per share amounts)

									Deficit
									Accumulated
					Additional				During the	Total
	Preferred Stock		Common Stock		Paid-in	Deferred	Treasury Stock		Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Shares	Amount	Stage	Equity
Balance at December 31, 2011	-	$-	12,470,694	$12	$197,769	$-	112,350	$(1,380)	$(191,735)	$4,666
Stock based option compensation	-	-	-	-	2,785	-	-	-	-	2,785
Issuance of 100 shares of common stock at a share
price of $5.07	-	-	100	-	-	-	-	-	-	-
Issuance of 2,463,537 shares of common stock at a share
price of $4.50, net of offering costs of $777	-	-	2,463,537	3	10,307	-	-	-	-	10,310
Exercise of stock options to purchase common stock
for cash ($1.33 to $10.88 per share)	-	-	16,488	-	121	-	-	-	-	121
Issuance of 54,971 shares of common stock for the cashless
exercise of 95,416 stock options	-	-	54,971	-	-	-	-	-	-	-
Exercise of 121,079 Series B Warrants to purchase common
stock for cash @ $2.49 per share	-	-	121,079	-	301	-	-	-	-	301
Issuance of 2,145,636 shares of common stock at a share
price of $11.00, net of offering costs of $586	-	-	2,145,636	2	23,016	-	-	-	-	23,018
Net loss	-	-	-	-	-	-	-	-	(18,167)	(18,167)
Balance at December 31, 2012	-	$-	17,272,505	$17	$234,299	$-	112,350	$(1,380)	$(209,902)	$23,034

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

				From Inception
				(August 20, 1987)
				through
	For the Year Ended December 31,			December 31,
	2012	2011	2010	2012
				(unaudited)
Cash Flows from Operating Activities
Net loss	$(18,167)	$(12,491)	$(4,768)	$(209,902)
Gain on disposal of discontinued operations	-	-	-	(939)
Gain on disposal of fixed assets	-	-	-	(102)
Adjustments to reconcile net loss to net cash
used in operating activities:
Noncash financing costs	-	-	-	316
Noncash inventory impairment	-	-	-	4,417
Noncash patent impairment	-	-	-	2,614
Noncash other income	-	-	(162)	(709)
Noncash decrease in accounts payable	-	-	-	(1,308)
Depreciation and amortization	145	115	87	4,301
Noncash stock-based compensation	2,785	2,283	609	12,318
Common stock issued for agreement not to
compete	-	-	-	200
Series B Preferred Stock issued for consulting
services	-	-	-	18
Changes in operating assets and liabilities
(net effects of purchase of businesses in 1988 and 1994):
Increase in receivables	-	-	-	(199)
Increase in inventory	-	-	-	(4,447)
(Increase) decrease in prepaid expenses and other
current assets	(307)	229	(150)	(103)
Increase (decrease) in accounts payable and
accrued expenses	2,049	100	(568)	11,619
Net cash used in operating activities	(13,495)	(9,764)	(4,952)	(181,906)

Cash Flows from Investing Activities
Change in trading marketable securities	-	-	-	(191)
Capital expenditures	(30)	(15)	(7)	(2,423)
Purchase of other assets	(578)	(320)	(364)	(5,534)
Proceeds from sale of fixed assets	-	-	-	225
Cash acquired in purchase of FTI	-	-	-	3
Proceeds from sale of subsidiary, less
$12,345 for operating losses during
1990 phase-out period	-	-	-	138
Proceeds from sale of the assets of FTI	-	-	-	2,250
Increase in net assets held for disposal	-	-	-	(213)
Net cash used in investing activities	(608)	(335)	(371)	(5,745)

Cash Flows from Financing Activities
Proceeds from issuance of common stock and
warrants, net of offering costs	33,328	11,704	6,394	207,431
Exercise of stock options & warrants	422	3	-	797
Proceeds from a shareholder transaction	-	-	-	327
Proceeds from issuance of preferred stock	-	-	-	23,688
Purchase of treasury stock	-	-	-	(21,487)
Proceeds from issuance of notes payable	-	-	-	2,839
Principal payments on notes payable	-	-	-	(1,732)
Net cash provided by financing activities	33,750	11,707	6,394	211,863
Net increase (decrease) in cash and cash equivalents	19,647	1,608	1,071	24,212
Cash and cash equivalents at beginning of period	4,565	2,957	1,886	-
Cash and cash equivalents at end of period	$24,212	$4,565	$2,957	$24,212

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

On February 12, 2010, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), pursuant to which we may issue and sell from time to time through Ladenburg, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $10 million (the “ATM Shares”). We have no obligation to sell any ATM Shares under the Equity Distribution Agreement. For the year ended December 31, 2012, we sold an aggregate of 100 ATM Shares at a weighted average share price of $5.07, for proceeds of approximately $500, net of expenses. Cumulative through December 31, 2012, we have sold 2,775,476 ATM Shares at a weighted average share price of $2.67, for proceeds of approximately $7.4 million, net of expenses. As of the date of this filing, the registration statement on Form S-3 registering the sale of the ATM Shares to the public has lapsed and, as a result, no additional ATM Shares may be sold under the Equity Distribution Agreement until a registration statement related to such shares is effective.

On February 8, 2011, we completed an underwritten public offering of 690,000 units (including the exercise of the underwriter’s over-allotment option), consisting of an aggregate of 2,760,000 shares of our common stock, Series A Warrants to purchase 2,070,000 shares of our common stock and Series B Warrants to purchase 1,690,500 shares of our common stock, at a price per unit of $17.15. Each unit consisted of four shares of our common stock, Series A Warrants exercisable for three shares of our common stock at an exercise price of $0.01 per share and Series B Warrants exercisable for 2.45 shares of our common stock at an exercise price of $2.49 per share. Net proceeds to us, after the underwriting discount and offering expenses, were approximately $10.7 million. The fair value of the Series A and Series B Warrants was determined using a Black-Scholes model with the following assumptions: risk-free interest rate of 0.18%; no dividend yield; volatility of 131.66% and an expected term of six months. This resulted in a fair value of the Series A and Series B Warrants of approximately $5.4 million and a fair value of the common stock of approximately $5.3 million, which has been recorded in Additional Paid-In Capital on our Condensed Consolidated Balance Sheet. As of December 31, 2012, 320,730 shares of our common stock have been issued from the exercise of the Series A Warrants at $0.01 per share and 121,079 shares of our common stock have been issued from the exercise of the Series B Warrants at $2.49 per share. The Series A and B Warrants have a five year term from the date of issuance. The Series B Warrants are callable by the Company in the event that the Company’s stock trades at $8.00 or more for a period of 20 trading days over any consecutive 30 trading day period. As of the date of this filing, our common stock has reached this price threshold, however, we have not yet required the exercise of the Series B Warrants pursuant to this provision. The Series A and B Warrants are also exercisable on a cashless basis. In addition, in no event may the Warrants be exercised if the holder would own 20% or more of the outstanding shares of the Company’s common stock following the exercise.

On February 1, 2012, we completed a registered direct offering to certain institutional investors, including certain existing shareholders, of 2,463,537 shares of our common stock at a price per share of $4.50. Net proceeds to us, after deducting placement agent's fees and offering expenses, were approximately $10.3 million.

On September 7, 2012, we completed a private placement of 2,145,636 shares of our common stock at a price per share of $11.00. Net proceeds to us, after deducting offering expenses, were approximately $23 million. The private placement shares may be resold pursuant to our shelf registration statement on Form S-3, as amended (File No. 333-184159).

As of December 31, 2012, we had accumulated losses of $209.9 million, approximately $24.2 million in cash and cash equivalents, and our accounts payable and accrued expenses were approximately $3.8 million. We anticipate that our current liquidity will be sufficient to continue these planned studies into the first quarter of 2014; however, significant additional capital will be required for us to complete the development of our product candidates through the New Drug Application (“NDA”) approval. We continue to explore potential additional financing alternatives (including corporate partnering opportunities) that would provide sufficient funds to enable us to continue to develop our two product candidates through completion of all necessary clinical trials; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

OTHER ASSETS

The Company capitalizes the cost associated with building its patent library for its Androxal® and Proellex® products. As of December 31, 2012 and 2011, other assets consist of capitalized patent costs in the amount of $2.2 million and $1.4 million respectively. Patent costs, which include legal and application costs related to the patent portfolio, are being amortized over the lesser of 20 years or the estimated economic life of the patent. Amortization of patent cost expense was $152,000, $109,000 and $76,000 in 2012, 2011 and 2010, respectively.

Of the $2.2 million in capitalized patent costs at December 31, 2012, $1,642,000 related to Androxal® and $519,000 related to Proellex® patents.

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

Should the Company not continue development of either drug candidate or should the Company not continue as a going concern, the remaining capitalized patent costs may not be recoverable, which would result in charges to operating results in future periods.

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

SHARE-BASED COMPENSATION

We had one stock-based compensation plan at December 31, 2012, the 2011 Equity Incentive Plan. Accounting for stock based compensation generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued. We use the Black-Scholes option pricing model to estimate the fair value of our stock options. Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options' vesting and contractual expiration dates. The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option's expected term.

INCOME TAXES

Our net operating losses from inception to date have resulted principally from costs incurred in conducting clinical trials and in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts. We have recorded a deferred tax asset for our net operating losses (“NOL”); however, as the Company has incurred net operating losses since inception, and since there is no certainty of future profits, a valuation allowance has been provided in full on our deferred tax assets in the accompanying consolidated financial statements. If the Company has an opportunity to use this NOL to off-set tax liabilities in the future, the use of this asset would be restricted based on Internal Revenue Service, state and local NOL use guidelines. The Company’s public offerings completed on February 5, 2007, October 2, 2008, September 11, 2009, October 13, 2009, February 8, 2011, February 1, 2012, the sale and issuance of our ATM Shares , the issuances of unregistered shares as part of the October 29, 2009 Settlement Agreement and Subsequent Settlement Agreements and the private placement of shares completed on September 7, 2012 may have created a change of ownership for Federal Income tax purposes. The Company has not completed a study to determine if this has occurred. A change in ownership for Federal Income tax purposes may result in a limitation on the use of net operating loss and tax credit carryforwards in future periods.

3. FIXED ASSETS:

Fixed assets are as follows (in thousands):

	December 31,
	2012	2011
Laboratory equipment	$20	$20
Office equipment	79	65
Furniture and fixtures	10	--
Leasehold improvements	45	38
Total fixed assets	154	123
Less — Accumulated depreciation and amortization	101	108
Net Fixed Assets	$53	$15

Depreciation was $17,000, $6,000 and $11,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Additionally in 2012, we disposed of fully depreciated office equipment with an original cost of approximately $24,000.

4. OPERATING LEASES:

The Company leases laboratory and office space, pursuant to leases accounted for as operating leases. The lease for the Company’s laboratory and office space expires in June 2015. Rental expense for the years ended December 31, 2012, 2011 and 2010, was approximately $76,000, $68,000 and $63,000, respectively. Future minimum lease payments under non-cancelable leases with original terms in excess of one year as of December 31, 2012, are as follows (in thousands):

2013	52
2014	53
2015	27
Total	$132

5. ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	December 31,
	2012	2011
Patent costs	$245	$51
Research and development costs	192	87
Personnel related costs	30	70
Other	91	45
Total	$558	$253

6. FEDERAL INCOME TAXES:

The Company has had net operating losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 2012, the Company has accumulated approximately $1.4 million of research and development tax credits. As of December 31, 2012, the Company had approximately $156.4 million of NOL carryforwards for federal income tax purposes.

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

Our net operating losses from inception to date have resulted principally from costs incurred in conducting clinical trials and in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts. We have recorded a deferred tax asset for our net operating losses (“NOL”); however, as the Company has incurred net operating losses since inception, and since there is no certainty of future profits, a valuation allowance has been provided in full on our deferred tax assets in the accompanying consolidated financial statements. If the Company has an opportunity to use this NOL to off-set tax liabilities in the future, the use of this asset would be restricted based on Internal Revenue Service, state and local NOL use guidelines. The Company’s public offerings completed on February 5, 2007, October 2, 2008, September 11, 2009, October 13, 2009, February 8, 2011, February 1, 2012, the sale and issuance of our ATM Shares, the issuances of unregistered shares as part of the October 29, 2009 Settlement Agreement and Subsequent Settlement Agreements and the private placement of shares completed on September 7, 2012, may have created a change of ownership for Federal Income tax purposes. The Company has not completed a study to determine if this has occurred. A change in ownership for Federal Income tax purposes may result in a limitation on the use of net operating loss and tax credit carryforwards in future periods. Accounting standards require the recognition of a deferred tax asset for NOLs. As the Company has incurred net operating losses since inception, and there is no certainty of future revenues, a valuation allowance has been provided in full in the accompanying consolidated financial statements.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2012	2011
Net operating loss carryforwards	$53,181	$52,379
Research and development tax credits	1,384	2,199
Inventory reserve	1,510	1,510
Total deferred tax assets	56,075	56,088

Capitalized patent costs	(735)	(471)
Total deferred tax liabilities	(735)	(471)

Less — Valuation allowance	(55,340)	(55,617)
Net deferred tax assets	$--	$--

7. STOCKHOLDERS’ EQUITY:

OFFERINGS

On September 7, 2012, we completed a private placement of 2,145,636 shares of our common stock at a purchase price of $11.00 per share for aggregate proceeds after expenses of approximately $23 million. The private placement shares may be resold pursuant to our shelf registration statement on Form S-3, as amended (File No. 333-184159).

On February 1, 2012, we completed a direct registered offering of 2,463,537 shares of our common stock at a purchase price of $4.50 per share for aggregate proceeds after expenses of approximately $10.3 million.

On February 8, 2011, we completed an underwritten public offering of 690,000 units (including the exercise of the underwriter’s over-allotment option), consisting of an aggregate of 2,760,000 shares of our common stock, Series A Warrants to purchase 2,070,000 shares of our common stock and Series B Warrants to purchase 1,690,500 shares of our common stock, at a price per unit of $17.15. Each unit consisted of four shares of our common stock, Series A Warrants exercisable for three shares of our common stock at an exercise price of $0.01 per share and Series B Warrants exercisable for 2.45 shares of our common stock at an exercise price of $2.49 per share. Net proceeds to us, after the underwriting discount and offering expenses, were approximately $10.7 million. The fair value of the Series A and Series B Warrants was determined using a Black-Scholes model with the following assumptions: risk-free interest rate of 0.18%; no dividend yield; volatility of 131.66% and an expected term of six months. This resulted in a fair value of the Series A and Series B Warrants of approximately $5.4 million and a fair value of the common stock of approximately $5.3 million, which has been recorded in Additional Paid-In Capital on our Condensed Consolidated Balance Sheet. As of December 31, 2012, 320,730 shares of our common stock have been issued from the exercise of the Series A Warrants at $0.01 per share and 121,079 shares of our common stock have been issued from the exercise of the Series B Warrants at $2.49 per share. The Series A and B Warrants have a five year term from the date of issuance. The Series B Warrants are callable by the Company in the event that the Company’s stock trades at $8.00 or more for a period of 20 trading days over any consecutive 30 trading day period. As of the date of this filing, our common stock reached this price threshold, however, we have not yet required the exercise of the Series B Warrants pursuant to this provision. The Series A and B Warrants are also exercisable on a cashless basis. In addition, in no event may the Warrants be exercised if the holder would own 20% or more of the outstanding shares of the Company’s common stock following the exercise.

On February 12, 2010, we entered into the Equity Distribution Agreement with Ladenburg, pursuant to which we may issue and sell from time to time through Ladenburg, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $10 million (the “ATM Shares”). We have no obligation to sell any ATM Shares under the Equity Distribution Agreement. For the year ended December 31, 2012, we sold an aggregate of 100 ATM Shares at a weighted average share price of $5.07, for proceeds of approximately $500, net of expenses. Cumulative through December 31, 2012, we have sold 2,775,476 ATM Shares at a weighted average share price of $2.67, for proceeds of approximately $7.4 million, net of expenses. As of the date of this filing, the registration statement on Form S-3 registering the sale of the ATM Shares to the public has lapsed and, as a result, no additional ATM Shares may be sold under the Equity Distribution Agreement until a registration statement related to such shares is effective.

SETTLEMENT WITH TRADE CREDITORS

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

LOSS PER SHARE

The following table presents information necessary to calculate loss per share for the three years ended December 31, 2012, 2011 and 2010 (in thousands, except per share amounts):

	2012	2011	2010
Net loss	$(18,167)	$(12,491)	$(4,768)
Weighted average common shares outstanding	15,346	11,961	8,057
Basic loss per share	$(1.18)	$(1.04)	$(0.59)
Weighted average common and dilutive potential common shares outstanding:
Weighted average common shares outstanding	15,346	11,961	8,057
Assumed exercise of stock options	--	--	--
	15,346	11,961	8,057
Diluted earnings per share	$(1.18)	$(1.04)	$(0.59)

Other potential common stock of 5,204,374 and 5,399,773, common shares underlying stock options and warrants for the periods ended December 31, 2012 and 2011, respectively, were excluded from the above calculation of diluted loss per share because they were anti-dilutive. Potential common stock for both periods ended December 31, 2012 and 2011, includes Series A Warrants to purchase 1,749,270 shares of our common stock at an exercise price of $0.01 and includes Series B Warrants to purchase 1,569,421 and 1,690,500 shares, respectively, of our common stock at an exercise price of $2.49 issued in our February 8, 2011 public offering. Additionally, 613,869 common shares underlying stock options for the year ended December 31, 2010, were excluded from the above calculation of diluted loss per share since they were anti-dilutive.

8. STOCK OPTION PLANS:

As of December 31, 2012, there were 510,529 options available to grant under the 2011 Equity Incentive Plan. Typically, options are granted with an exercise price per share which is equal to the fair market value per share of common stock on the date of grant. Vesting provisions for each grant are determined by the board of directors and typically vest over a three year period. All options expire no later than the tenth anniversary of the grant date.

A summary of the status of the Company’s outstanding options at December 31, 2012, 2011, and 2010 and changes during the years then ended is presented in the tables below:

	Stock Options	Weighted Average Exercise Price	Remaining Weighted Average Contractual Term (Years)
Outstanding at December 31, 2009	456,053	18.24
Granted	224,872	2.16
Exercised	--	--
Forfeited/cancelled	(67,056)	16.62

Outstanding at December 31, 2010	613,869	12.53
Granted	1,472,845	4.83
Exercised	(63,225)	4.08
Forfeited/cancelled	(63,486)	19.50

Outstanding at December 31, 2011	1,960,003	6.79
Granted	246,000	10.08
Exercised	(111,904)	6.44
Forfeited/cancelled	(208,416)	9.69

Outstanding at December 31, 2012	1,885,683	6.92	7.74
Exercisable at December 31, 2012	1,280,932	7.48	7.36

The following table summarizes information about stock options outstanding at December 31, 2012:

Range Of Exercise Prices		Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.33 to	$4.00	258,138	7.5	$2.31	252,718	$2.30
4.01 to	5.00	867,312	8.2	4.50	524,392	4.50
5.01 to	10.00	471,575	8.5	6.06	256,164	5.90
10.01 to	20.00	220,158	5.5	12.73	179,158	12.53
28.00 to	50.80	68,500	4.6	42.13	68,500	42.13
		1,885,683			1,280,932

The intrinsic value of options exercised during the years ended December 31, 2012 and December 31, 2011 was approximately $871,000 and $126,000, respectively.

Stock-based compensation is outlined in the following table (in thousands):

	2012	2011	2010
R&D expense	$880	$540	$241
G&A expense	1,905	1,743	368
Total expense	$2,785	$2,283	$609

At December 31, 2012, there was approximately $2.9 million of total unrecognized compensation cost related to non-vested stock options. This compensation cost is expected to be recognized over a weighted-average period of approximately two years.

Estimated fair values of stock options granted have been determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	2012	2011	2010
Risk-free interest rate	0.97%	1.95%	2.0%
Expected term	6 years	6 years	5 years
Volatility	95%	92%	91%
Dividend yield	--	--	--
Fair value	$7.75	$4.30	$1.54

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

Therapeutic uses of our Androxal® product candidate are covered in the United States by seven issued U.S. patents and six pending patent applications. Foreign coverage of therapeutic uses of our Androxal® product candidate includes 59 issued foreign patents and 52 foreign pending patent applications. The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of diabetes mellitus Type 2, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Androxal® (the trans-isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. We requested re-examination of one of these patents by the U.S. Patent and Trademark Office (“PTO”) based on prior art. The patent holder amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims were patentable in view of those publications under consideration and a re-examination certificate was issued. We subsequently filed a second request for re-examination by the PTO in light of a number of additional publications. The request was granted and all of the claims were finally rejected by the PTO in the re-examination. The patent holder appealed the rejections to the PTO Board of Patent Appeals and Interferences (the “PTO Board”) which ultimately reversed the rejections of several dependent claims in view of those publications under consideration. The patent holder filed a Notice of Appeal to the Federal Circuit on September 28, 2010 contesting the rejections maintained by the PTO Board. A decision was rendered by the Federal Circuit on December 12, 2011, affirming the rejection of the appealed claims. We expect that a re-examination certificate will be issued confirming the patentability of the remaining claims; however, if such a re-examination certificate were to issue, we believe that our development of Androxal® would not infringe any of the remaining claims and that all of the remaining claims are invalid on various grounds including additional prior art publications. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. If necessary, we intend to vigorously defend any and all claims against the holder of such patents in a court of competent jurisdiction in order to develop Androxal® further. Adverse determinations in litigation proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities, in which case we may not be able to successfully commercialize or out-license Androxal® until such patents expire or are otherwise no longer in force.

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

11.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

	First Quarter Ended March 31, 2012	Second Quarter Ended June 30, 2012	Third Quarter Ended September 30, 2012	Fourth Quarter Ended December 31, 2012
	(In thousands except per share amounts)
Revenues and other income:
Interest income	$--	$--	$1	2
Total revenues and other income	--	--	1	2
Expenses:
Research and development	1,466	2,178	3,131	6,568

General and administrative	973	922	1,453	1,479
Total expenses	2,439	3,100	4,584	8,047
Net loss	$(2,439)	$(3,100)	$(4,583)	$(8,045)

Net loss per share – basic and diluted	$(0.17)	$(0.21)	$(0.30)	$(0.47)
Shares used in loss per share calculation	13,983	14,826	15,422	17,134

	First Quarter Ended March 31, 2011	Second Quarter Ended June 30, 2011	Third Quarter Ended September 30, 2011	Fourth Quarter Ended December 31, 2011
	(In thousands except per share amounts)
Revenues and other income:
Interest income	$--	$1	$--	$1
Total revenues and other income	--	1	--	1
Expenses:
Research and development	1,480	2,267	3,234	1,701

General and administrative	635	1,418	726	1,032
Total expenses	2,115	3,685	3,960	2,733
Net loss	$(2,115)	$(3,684)	$(3,960)	$(2,732)

Net loss per share – basic and diluted	$(0.20)	$(0.30)	$(0.32)	$(0.22)
Shares used in loss per share calculation	10,790	12,296	12,315	12,320

12. SUBSEQUENT EVENTS

On January 29, 2013, 872,133 Series A Warrants and 713,741 Series B Warrants were exercised using the cashless exercise provision of the Warrant Agreements, resulting in the issuance of 1,483,831 shares of our common stock.

