Form 10-Q
period 2013-03-31
REPROS THERAPEUTICS INC.
filed 2013-05-10
CIK 897075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 3, 2013, there were outstanding 18,643,986 shares of Common Stock, par value $.001 per share, of the Registrant.

REPROS THERAPEUTICS INC.

(A development stage company)

For the Quarter Ended March 31, 2012

INDEX

Page

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS	3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	4

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012	5
Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 and from Inception (August 20, 1987) through March 31, 2013	6
Unaudited Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2013	7
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and from Inception (August 20, 1987) through March 31, 2013	8
Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	25

SIGNATURES	27

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "may," "anticipate," "believe," "expect," "estimate," "project," "suggest," "intend" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, suggested or intended. These risks and uncertainties include risks associated with the Company's ability to continue as a going concern and to continue to be able to raise additional capital on acceptable terms or at all in order to have available funding for the continued development of Androxal® and Proellex®; the success of the clinical trials for Androxal® and Proellex®; uncertainty related to the Company's ability to obtain approval of the Company's products by the Food and Drug Administration, or FDA, and regulatory bodies in other jurisdictions; uncertainty relating to the Company's patent portfolio; and other risks and uncertainties described in the Company's filings with the Securities and Exchange Commission. For additional discussion of such risks, uncertainties and assumptions, see "Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included elsewhere in this quarterly report on Form 10-Q and “Item 1A. Risk Factors” to Part I of Form 10-K for the fiscal year ended December 31, 2012.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair statement of the interim periods presented have been included. The year-end balance sheet data was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands except share and per share amounts)

	March 31,	December 31,
	2013	2012

ASSETS

Current Assets
Cash and cash equivalents	$17,150	$24,212
Prepaid expenses and other current assets	355	406
Total current assets	17,505	24,618
Fixed assets, net	90	53
Other assets, net	2,320	2,161
Total assets	$19,915	$26,832

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$3,221	$3,240
Accrued expenses	405	558
Total current liabilities	3,626	3,798

Commitments & Contingencies (note 5)

Stockholders' Equity
Undesignated Preferred Stock, $.001 par value, 5,000,000
shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 75,000,000 shares authorized,
18,756,336 and 17,272,505 shares issued, respectively;
18,643,986 and 17,160,155 shares outstanding, respectively	19	17
Additional paid-in capital	234,926	234,299
Cost of treasury stock, 112,350 shares	(1,380)	(1,380)
Deficit accumulated during the development stage	(217,276)	(209,902)
Total stockholders' equity	16,289	23,034
Total liabilities and stockholders' equity	$19,915	$26,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except per share amounts)

			From Inception
			(August 20, 1987)
			through
	Three Months Ended March 31,		March 31,
	2013	2012	2013

Revenues and other income
Licensing fees	$-	$-	$28,755
Product royalties	-	-	627
Research and development grants	-	-	1,219
Interest income	1	-	16,303
Gain on disposal of fixed assets	-	-	102
Other Income	-	-	1,003
Total revenues and other income	1	-	48,009
Expenses
Research and development	6,308	1,466	201,567
General and administrative	1,067	973	53,987
Other Expense	-	-	388
Total expenses	7,375	2,439	255,942

Loss from continuing operations	(7,374)	(2,439)	(207,933)
Loss from discontinued operations	-	-	(1,828)
Gain on disposal of discontinued operation	-	-	939
Net loss before cumulative effect of
change in accounting principle	(7,374)	(2,439)	(208,822)
Cumulative effect of change in accounting
principle	-	-	(8,454)
Net loss	$(7,374)	$(2,439)	$(217,276)

Loss per share - basic and diluted	$(0.41)	$(0.17)

Shares used in loss per share calculation:
Basic	18,182	13,983
Diluted	18,182	13,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited and in thousands except share and per share amounts)

						Deficit
						Accumulated
			Additional			During the	Total
	Common Stock		Paid-in	Treasury Stock		Development	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Stage	Equity
Balance at December 31, 2012	17,272,505	$17	$234,299	112,350	$(1,380)	$(209,902)	$23,034
Stock based compensation	-	-	629	-	-	-	629
Issuance of 871,634 shares of common stock for the cashless
exercise of 872,133 Series A Warrants	871,634	1	(1)	-	-	-	-
Issuance of 612,197 shares of common stock for the cashless
exercise of 713,741 Series B Warrants	612,197	1	(1)	-	-	-	-
Net loss	-	-	-	-	-	(7,374)	(7,374)
Balance at March 31, 2013	18,756,336	$19	$234,926	112,350	$(1,380)	$(217,276)	$16,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)
			From Inception
			(August 20, 1987)
			through
	Three Months Ended March 31,		March 31,
	2013	2012	2013

Cash Flows from Operating Activities
Net loss	$(7,374)	$(2,439)	$(217,276)
Gain on disposal of discontinued operations	-	-	(939)
Gain on disposal of fixed assets			(102)
Adjustments to reconcile net loss to net cash
used in operating activities:
Noncash financing costs	-	-	316
Noncash inventory impairment	-	-	4,417
Noncash patent impairment	-	-	2,614
Noncash other income			(709)
Noncash decrease in accounts payable	-	-	(1,308)
Depreciation and amortization	53	31	4,354
Noncash stock-based compensation	629	561	12,947
Common stock issued for agreement not to
compete	-	-	200
Series B Preferred Stock issued for consulting
services	-	-	18
Changes in operating assets and liabilities
(net effects of purchase of businesses in 1988 and 1994):
Increase in receivables	-	-	(199)
Increase in inventory	-	-	(4,447)
(Increase) decrease in prepaid expenses and other
current assets	51	(200)	(52)
Increase (decrease) in accounts payable and
accrued expenses	(121)	(489)	11,498
Net cash used in operating activities	(6,762)	(2,536)	(188,668)

Cash Flows from Investing Activities
Change in trading marketable securities	-	-	(191)
Capital expenditures	(45)	(16)	(2,468)
Purchase of other assets	(255)	(215)	(5,789)
Proceeds from sale of fixed assets	-	-	225
Cash acquired in purchase of FTI	-	-	3
Proceeds from sale of subsidiary, less
$12,345 for operating losses during
1990 phase-out period	-	-	138
Proceeds from sale of the assets of FTI	-	-	2,250
Increase in net assets held for disposal	-	-	(213)
Net cash used in investing activities	(300)	(231)	(6,045)

Cash Flows from Financing Activities
Proceeds from issuance of common stock and
warrants, net of offering costs	-	10,310	207,431
Exercise of stock options & warrants	-	-	797
Proceeds from a shareholder transaction	-	-	327
Proceeds from issuance of preferred stock	-	-	23,688
Purchase of treasury stock	-	-	(21,487)
Proceeds from issuance of notes payable	-	-	2,839
Principal payments on notes payable	-	-	(1,732)
Net cash provided by financing activities	-	10,310	211,863
Net increase (decrease) in cash and cash equivalents	(7,062)	7,543	17,150
Cash and cash equivalents at beginning of period	24,212	4,565	-
Cash and cash equivalents at end of period	$17,150	$12,108	$17,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

NOTE 1 — Organization, Operations and Liquidity

Repros Therapeutics Inc. (the “Company”, “RPRX,” “Repros,” or “we,” “us” or “our”) was organized on August 20, 1987. We are a development stage biopharmaceutical company focused on the development of new drugs to treat hormonal and reproductive system disorders.

Our primary product candidate, Androxal®, is a single isomer of clomiphene citrate and is an orally active proprietary small molecule compound. We are developing Androxal® for men of reproductive age with low testosterone levels. Androxal® treats the underlying mechanism that causes secondary hypogonadism and restores normal testicular function. We are currently conducting Phase 3 studies for Androxal®, with the pivotal studies being conducted under a Special Protocol Assessment (“SPA”). On March 27, 2013, we announced that the top-line results from our first pivotal Phase 3 study met both co-primary endpoints mandated by the FDA.

Proellex®, our product candidate for female reproductive health, is a new chemical entity that acts as a selective blocker of the progesterone receptor and is being developed for the treatment of symptoms associated with uterine fibroids and endometriosis. We completed a low dose study in late 2011 to demonstrate both safety and signals of efficacy in low oral doses of Proellex® and in November 2012 we initiated a Phase 2 study in the treatment of endometriosis. Additionally, the FDA has accepted an Investigational New Drug Application for vaginally delivered Proellex® and, as a result, we have completed a Phase 1/2 vaginal administration study for uterine fibroids in the first quarter of 2013. In late May 2013, we will meet with the FDA to discuss the Phase 3 development of vaginally delivered Proellex®.

Our product development pipeline is summarized in the table below:

Product Candidate (Indication) Androxal®	Status	Next Expected Milestone(s)
Secondary Hypogonadism	Phase 3	Complete second Phase 3 pivotal study (Q4 2013) Complete open label safety study (Q4 2013) Complete DEXA study (Q1 2014)
Proellex®
Uterine Fibroids	Phase 2	Initiate a Phase 3 study (vaginal delivery) (Q3 2013)
Endometriosis	Phase 2	Complete Phase 2 study (oral delivery) (Q1 2014)

We also continue to maintain our patent portfolio of our phentolamine-based products for the treatment of sexual dysfunction and in order to create value from these assets in various ways which includes product out-licensing.

As of March 31, 2012, we had accumulated losses of $217.3 million, approximately $17.2 million in cash and cash equivalents, and our accounts payable and accrued expenses were approximately $3.6 million. We believe that our current liquidity will be sufficient to continue our planned clinical trials into the first quarter of 2014; however, significant additional capital will be required for us to complete development of either of our product candidates through New Drug Application (“NDA”) approval. We continue to explore potential additional financing alternatives (including corporate partnering opportunities) that would provide sufficient funds to enable us to continue to develop our two product candidates through NDA approval; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

NOTE 2 — Patents and Patent Applications

As of March 31, 2013, the Company had approximately $2,320,000 in capitalized patent and patent application costs reflected on its balance sheet. Of this amount, $1,679,000 relates to patent and patent application costs for Androxal® and $641,000 relates to patent and patent application costs for Proellex®.

Should the Company not continue development of either drug candidate or should the Company not continue as a going concern, the remaining capitalized patent and patent application costs may not be recoverable, which would result in charges to operating results in future periods.

NOTE 3 — Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2013	December 31, 2012

Patent costs	$171	$245
Research and development costs	152	192
Personnel related costs	39	30
Other	43	91
Total	$405	$558

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

The following table presents information necessary to calculate loss per share for the three month periods ended March 31, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012

Net Loss	$(7,374)	$(2,439)
Average common shares outstanding	18,182	13,983
Basic and diluted loss per share	$(0.41)	$(0.17)

Potential common stock of 3,968,500 and 5,376,023 common shares underlying stock options and warrants for the periods ended March 31, 2013 and 2012, respectively, were excluded from the above calculation of diluted loss per share because they were anti-dilutive. Other potential common stock at March 31, 2013 includes Series A Warrants to purchase 877,137 shares of our common stock at an exercise price of $0.01 and Series B Warrants to purchase 855,680 shares of our common stock at an exercise price of $2.49 issued in our February 8, 2011 public offering. Other potential common stock at March 31, 2012 includes Series A Warrants to purchase 1,749,270 shares of our common stock at an exercise price of $0.01 and Series B Warrants to purchase 1,690,500 shares of our common stock at an exercise price of $2.49 issued in our February 8, 2011 public offering.

NOTE 5 — Commitments and Contingencies

Therapeutic uses of our Androxal® product candidate are covered in the United States by seven issued U.S. patents and five pending patent applications. Foreign coverage of therapeutic uses of our Androxal® product candidate includes 59 issued foreign patents and 53 foreign pending patent applications. The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of diabetes mellitus Type 2, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Androxal® (the trans-isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. We requested re-examination of one of these patents by the U.S. Patent and Trademark Office (“PTO”) based on prior art. The patent holder amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims were patentable in view of those publications under consideration and a re-examination certificate was issued. We subsequently filed a second request for re-examination by the PTO in light of a number of additional publications. The request was granted and all of the claims were finally rejected by the PTO in the re-examination. The patent holder appealed the rejections to the PTO Board of Patent Appeals and Interferences (the “PTO Board”) which ultimately reversed the rejections of several dependent claims in view of those publications under consideration. The patent holder filed a Notice of Appeal to the Federal Circuit on September 28, 2010 contesting the rejections maintained by the PTO Board. A decision was rendered by the Federal Circuit on December 12, 2011, affirming the rejection of the appealed claims. The PTO issued an Ex Parte Reexamination Certificate on April 29, 2013, cancelling the rejected claims and confirming patentability of the remaining claims. Nevertheless, we believe that our development of Androxal® does not infringe any of the remaining claims and that all of the remaining claims are invalid on various grounds including additional prior art publications. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. If necessary, we intend to vigorously defend any and all claims against the holder of such patents in a court of competent jurisdiction in order to develop Androxal® further. Adverse determinations in litigation proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities, in which case we may not be able to successfully commercialize or out-license Androxal® until such patents expire or are otherwise no longer in force.

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

Repros Therapeutics Inc.

Repros Therapeutics Inc. (the “Company,” “Repros,” or “we,” “us” or “our”) was organized on August 20, 1987. We are a development stage biopharmaceutical company focused on the development of new drugs to treat hormonal and reproductive system disorders. Both of our product candidates have exhibited strong efficacy results in every study completed to date, and we believe the studies presently underway or scheduled to start in 2013 will place both programs on a clear late stage clinical development path.

We are developing Androxal®, an oral therapy that normalizes testicular function, for the treatment of low testosterone due to secondary hypogonadism. Secondary hypogonadism is associated with obesity and we believe it is among the most common causes of low testosterone in men. It is estimated that 13 million men in the U.S. experience low levels of testosterone, and the condition is becoming recognized with more frequency. In 2012, sales of preparations for the treatment of low testosterone exceeded $1 billion in the U.S. and first tier pharmaceutical companies have entered the low testosterone marketplace.

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

In December 2011, we completed a Phase 2B study of Androxal® in men with secondary hypogonadism, but naïve to testosterone treatment, at the Food and Drug Administration’s (the “FDA”) recommendation. Top line results of this study demonstrated that Androxal® was generally well tolerated compared to placebo and that there were no drug related serious adverse events that led to discontinuation. We met with the FDA in May 2012 to discuss the design of pivotal Phase 3 efficacy studies for Androxal® as well as the components of the overall drug development program required for a New Drug Application (“NDA”) submission. During this meeting, we agreed upon registration requirements for Androxal® oral therapy for the treatment of secondary hypogonadism. In July 2012, we announced that we reached an agreement with the FDA for the design of the pivotal efficacy studies for Androxal® for the treatment of secondary hypogonadism. The pivotal studies are being conducted under a Special Protocol Assessment (“SPA”). On March 27, 2013, we announced that the top-line results from our first pivotal Phase 3 study, ZA-301, met both co-primary endpoints mandated by the FDA. Additionally, we have completed enrollment into a 500 subject open label safety study in February 2013 and completed enrollment into a one year dual-energy X ray absorptiometry (“DEXA”) study in January 2013. Depending on study enrollment and the completion of other studies, we believe we may be able to submit an NDA by mid 2014.

We are also developing Proellex®, an orally administered selective blocker of the progesterone receptor in women, for the treatment of uterine fibroids and endometriosis. Uterine fibroids and endometriosis affect millions of women of reproductive age. Proellex® has shown statistically significant results in previous Phase 2 studies for endometriosis and uterine fibroids. We completed a low dose escalating study as permitted by the FDA in late 2011, to determine both signals of efficacy and safety for low oral doses of the drug. There was no evidence of elevations of liver enzymes over baseline, suggesting these lower doses avoid the type of adverse events seen at much higher doses in earlier studies. In October 2012, we announced that the FDA has agreed to a reclassification of the full clinical hold to a partial clinical hold on low dose oral Proellex® to allow us to conduct a Phase 2 study in the treatment of endometriosis. We initiated this 90 subject, four month active dosing study in November 2012.

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

Our Research and Development Program

 Our product development pipeline is summarized in the table below:

Product Candidate (Indication) Androxal®	Status	Next Expected Milestone(s)
Secondary Hypogonadism	Phase 3	Complete second Phase 3 pivotal study (Q4 2013) Complete open label safety study (Q4 2013) Complete DEXA study (Q1 2014)
Proellex®
Uterine Fibroids	Phase 2	Initiate a Phase 3 study (vaginal delivery) (Q3 2013)
Endometriosis	Phase 2	Complete Phase 2 study (oral delivery) (Q1 2014)

As of March 31, 2013, we had accumulated losses of $217.3 million, approximately $17.2 million in cash and cash equivalents, and our accounts payable and accrued expenses were approximately $3.6 million. We believe that our current liquidity will be sufficient to continue our planned clinical trials into the first quarter of 2014; however, significant additional capital will be required for us to complete development of either of our product candidates through New Drug Application (“NDA”) approval. We continue to explore potential additional financing alternatives (including corporate partnering opportunities) that would provide sufficient funds to enable us to continue to develop our two product candidates through NDA approval; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

We tested Androxal® in two studies designed to show that Androxal® improved testosterone levels as well as AndroGel® in men with secondary hypogonadism. These studies indicated that Androxal® had a superior ability to improve testosterone levels when compared to AndroGel® and that the improvement was statistically significant. In the meeting held in November 2010, the FDA determined that improved testosterone levels would be sufficient provided that both placebo and Androxal® maintained sperm counts in a statistically significant manner as compared to an approved topical testosterone.

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

Treatment for Secondary Hypogonadism in Men Wishing to Preserve Testicular Function (Reproductive Status)

In November 2010, we held a Type B meeting with the FDA to discuss whether the FDA would review our protocols for a Phase 3 trial of Androxal® in men with secondary hypogonadism under an SPA. In the meeting, the FDA recommended that a Phase 2B study in men with secondary hypogonadism but naïve to testosterone treatment be conducted if we desired the protocols to be reviewed under an SPA. The FDA further opined that such Phase 2B study would provide for a more solid data base for design of Phase 3 studies and eventual approval of such studies under an SPA.

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

In July 2012, we announced that we reached an agreement with the FDA for the design of the pivotal efficacy studies for Androxal® for the treatment of secondary hypogonadism. The pivotal studies are being conducted under an SPA. The primary testosterone endpoint in the pivotal studies require that 75% of the subjects in the drug arm exhibit a 24 hour average total testosterone in the normal range (300 – 1040 ng/dL) at the end of 12 weeks of treatment. After six weeks of dosing, men are allowed to up-titrate from the 12.5 mg dose to the 25 mg dose if their morning testosterone is below 300 ng/dL. The co-primary sperm count endpoint prescribed by the FDA is that the drug is to exhibit non-inferiority to placebo with respect to the percent of subjects whose sperm count drops greater than 50% from baseline. The first pivotal study was fully enrolled in November 2012 and we completed enrollment into our second pivotal study on May 2, 2013. On March 27, 2013, we reported top-line results from our first pivotal study, ZA-301. Results for the Intent-to-Treat population in this study met both co-primary endpoints mandated by the FDA. 79% of the Androxal® subjects exhibited 24 hour average testosterone levels in the normal range (300 – 1040 ng/dL), with no subjects elevated beyond the normal range. Additionally, Androxal®’s impact on sperm concentration met the non-inferiority threshold as compared to placebo.

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

In addition, the Company continues to consider the potential for use of Androxal® as an adjuvant therapy in hypogonadal men with Type 2 diabetes. The Company has an active IND open with the Division of Endocrine and Metabolic Products at the FDA for this indication. We believe there may be an association between the restoration of normal pituitary function and improvement of metabolic conditions such as Type 2 diabetes. Research has been published which demonstrates that increased insulin resistance, a characteristic implicated in Type 2 diabetes, is associated with the onset of secondary hypogonadism. Based on our own clinical trial screening data from our previously conducted Phase 2 study, we have found hypogonadism, obesity and Type 2 diabetes to be co-morbid conditions in a significant number of men. The results from this Phase 2 study indicated that the Androxal® treated subjects showed statistically significant improvement in HbA1c and insulin, as well as HOMA-IR compared to placebo in men less than 65 years of age.

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

In July 2012, we announced that we held a teleconference with the FDA to discuss the development of low dose oral Proellex® as a treatment for endometriosis. Subsequently, in October 2012, we announced that the FDA has agreed to reclassify the full clinical hold to a partial clinical hold on low dose oral Proellex® to allow us to conduct a Phase 2 study in the treatment of endometriosis. We initiated this 90 subject, four month active dosing study in November 2012. To date, we have experienced difficulty enrolling subjects into this study. Depending on study enrollment, we believe we can release results from this study in the first quarter of 2014.

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

Risks Affecting Us

 Our business is subject to numerous risks as discussed more fully in “Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2012 and the section entitled “Risk Factors” in this quarterly report.  We are investigating a variety of sources for raising capital. No assurance can be given that we will be successful in obtaining financing on acceptable terms or at all.  We anticipate that if we are able to secure financing, that such financing will result in significant dilution of the ownership interests of our current stockholders and may provide certain rights to the new investors senior to the rights of our current stockholders, including but not limited to voting rights and rights to proceeds in the event of a sale or liquidation of the Company.  In the event that we are unable to obtain adequate financing to meet our future needs, we will pursue other options, including but not limited to, reductions of expenses, sale of the Company, sale or license of a portion or all of our assets or the liquidation of the Company.

 In addition, we have not received regulatory approval for any of our product candidates, have not successfully earned any significant commercial revenues from any of our product candidates and may never launch either of our product candidates.  If we do not successfully commercialize any of our product candidates, we will be unable to achieve our business objectives.  In addition, the reported results of our clinical trials completed to date may not be indicative of results that will be achieved in later-stage clinical trials involving larger and more diverse patient populations.  As of March 31, 2013, we had accumulated losses of $217.3 million, approximately $17.2 million in cash and cash equivalents, and our accounts payable and accrued expenses were approximately $3.6 million.   We believe that our current liquidity will be sufficient to continue our planned clinical trials into the first quarter of 2014; however, significant additional capital will be required for us to complete development of either of our product candidates through New Drug Application (“NDA”) approval. We continue to explore potential additional financing alternatives (including corporate partnering opportunities) that would provide sufficient funds to enable us to continue to develop our two product candidates through NDA approval; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all. The foregoing matters raise substantial doubt about our ability to continue as a going concern and we expect to continue to incur significant losses over the next several years, and we may never become profitable.  Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

General

We have experienced negative cash flows from operations since inception and have funded our activities to date primarily from equity financings and corporate collaborations. Based on our current and planned clinical trials, we will need to raise additional capital no later than the first quarter of 2014 in order to continue our development activities. It is possible that our current and planned clinical trial activities will be more costly and take longer than we anticipate; accordingly, there can be no assurance that additional capital will not be necessary prior to the time anticipated. We believe that we will secure sufficient capital to continue our ongoing and planned clinical programs assuming that the results of our current or planned clinical trials with Androxal® and Proellex® are favorable. If the results of these trials are unfavorable, there can be no assurance that the Company will be successful in obtaining additional capital in amounts sufficient to continue to fund its operations, which outcome would have a material adverse effect on the Company. The uncertainties relating to the foregoing matters raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We have 26 full-time employees. We utilize the services of contract research organizations, contract manufacturers and various consultants to assist us in performing clinical and regulatory services for the clinical development of our products. We are substantially dependent on our various contract groups to adequately perform the activities required to obtain regulatory approval of our products.

We have accumulated net operating losses through March 31, 2013 and the value of the tax asset associated with these accumulated net operating losses can be substantially diminished in value due to various tax regulations, including change in control provisions in the tax code. The Company’s public offerings completed on February 5, 2007, October 2, 2008, September 11, 2009, October 13, 2009, February 8, 2011, February 1, 2012, the sale and issuance of the ATM Shares, the issuance of unregistered shares as part of the settlement agreements we entered into with certain of our creditors since October of 2009 and the private placement of shares completed on September 7, 2012, may have created a change of ownership for Federal Income tax purposes. The Company has not completed a study to determine if this has occurred. A change in ownership for Federal income tax purposes may result in a limitation on the use of net operating loss and tax credit carryforwards in future periods.

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

Capitalized Patent and Patent Application Costs

We capitalize the cost associated with building our patent library for Androxal® and Proellex®. As of March 31, 2013, other assets consist of capitalized patent and patent application costs in the amount of $2,320,000. Patent costs, which include legal and application costs related to the patent portfolio, are being amortized over the lesser of the legal life of the patent (typically 20 years) or the estimated economic life of the patent. Amortization of patent costs was $46,000 and $29,000 for the three month periods ended March, 31, 2013 and 2012, respectively.

We review capitalized patent and patent application costs for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment exists when estimated undiscounted cash flows expected to result from the patent are less than its carrying amount. The impairment loss recognized represents the excess of the patent cost as compared to its estimated fair value. We believe that our remaining capitalized patent and patent application costs are not impaired as of March 31, 2013.

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

Share-Based Compensation

We had one stock-based compensation plan at March 31, 2013, the 2011 Equity Incentive Plan. Accounting for stock based compensation generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued. We use the Black-Scholes option pricing model to estimate the fair value of our stock options. Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options' vesting and contractual expiration dates. The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option's expected term.

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

Results of Operations

Comparison of the three-month periods ended March 31, 2013 and 2012

Research and Development Expenses

Research and development (“R&D”) expenses include contracted services relating to our clinical product development activities which include preclinical studies, clinical trials, regulatory affairs and bulk manufacturing scale-up activities and bulk active ingredient purchases for preclinical and clinical trials primarily relating to our two products in clinical development, which are Androxal® and Proellex®. Research and development expenses also include internal operating expenses relating to our general research and development activities. R&D expenses increased 330%, or approximately $4.8 million, to $6.3 million for the three month period ended March 31, 2013 as compared to $1.5 million for the same period in the prior year. Our primary R&D expenses for the three month periods ended March 31, 2013 and 2012 are shown in the following table (in thousands):

Research and Development	Three-months ended March 31, 2013	Three-months ended March 31, 2012	Variance	Change (%)
Androxal® clinical development	$4,873	$369	$4,504	1221%
Proellex® clinical development	297	324	(27)	(8)%
Payroll and benefits	790	440	350	80%
Operating and occupancy	348	333	15	5%
Total	$6,308	$1,466	$4,842	330%

R&D expenses related to the clinical development of Androxal® increased 1,221%, or approximately $4.5 million, as a result of the ongoing Phase 3 studies in men with secondary hypogonadism, including two pivotal studies being conducted under an SPA, a six month open label safety study and a one year DEXA study. R&D expenses related to the clinical development of Proellex® decreased 8%, or approximately $27,000, due to the winding down of our Phase 2 vaginal administration study for uterine fibroids, partially offset by an increase in expenses related the Phase 2 endometriosis study initiated in the fourth quarter of 2012.

Payroll and benefits expenses increased 80%, or approximately $350,000, to $790,000 for the three month period ended March 31, 2013 as compared to $440,000 for the same period in the prior year. Included in payroll and benefits expense is a charge for non-cash stock based compensation of $363,000 for the three month period ended March 31, 2013 as compared to $214,000 for the same period in the prior year. Additionally, salaries for the three month period ended March 31, 2013 were $334,000 as compared to $195,000 for the same period in the prior year. The increase in salaries is due to increased headcount.

Operating and occupancy expenses remained relatively constant for the three month period ended March 31, 2013 as compared to the same period in the prior year.

To date through March 31, 2013 we have incurred approximately $33.2 million for the development of Androxal® and approximately $59.4 million for the development of Proellex®. These accumulated costs exclude any internal operating expenses.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased 10%, or approximately $94,000, to $1.1 million for the three month period ended March 31, 2013 as compared to $973,000 for the same period in the prior year. Our primary G&A expenses for the three month period ended March 31, 2013 and 2012 are shown in the following table (in thousands):

General and Administrative	Three-months ended March 31, 2013	Three-months ended March 31, 2012	Variance	Change (%)
Payroll and benefits	$536	$579	$(43)	(7)%
Operating and occupancy	531	394	137	35%
Total	$1,067	$973	$94	10%

G&A payroll and benefits expenses include salaries, bonuses, non-cash stock based compensation expense and fringe benefits. Included in payroll and benefits expense is a charge for non-cash stock based compensation of $266,000 for the three month period ended March 31, 2013 as compared to $348,000 for the same period in the prior year. Additionally, salaries for the three month period ended March 31, 2013 were $229,000 as compared to $194,000 for the same period in the prior year.

G&A operating and occupancy expenses, which include expenses to operate as a public company, increased 35%, or approximately $137,000, to $531,000 for the three month period ended March 31, 2013 as compared to $394,000 for the same period in the prior year primarily due to an increase in professional services.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements except the operating lease relating to our facility.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from private placements and public offerings of equity securities and with funds received under collaborative agreements.

Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. We had cash and cash equivalents of approximately $17.2 million as of March 31, 2013 as compared to $24.2 million as of December 31, 2012. All cash and cash equivalents as of March 31, 2013 and December 31, 2012 were held in an account backed by U.S. government securities.

Net cash of approximately $6.8 million and $2.5 million was used in operating activities during the three month periods ended March 31, 2013 and 2012, respectively. The major use of cash for operating activities for the three month period ended March 31, 2013 was to fund our clinical development programs and associated administrative costs. Cash used in investing activities during the three month period ended March 31, 2013 was approximately $300,000 primarily for capitalized patent and patent application costs for Androxal® and Proellex®.

We have experienced negative cash flows from operations since inception. We will require substantial funds for research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if appropriate, if the FDA or other regulatory approvals are obtained. Based on our current and planned clinical activities, we will need to raise additional capital no later than the first quarter of 2014 or seek additional funding in the public or private capital markets through corporate collaborations or other financing vehicles in order to continue our development activities. There can be no assurance that any such funding will be available to us on favorable terms or at all. If we are successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of holders of our common stock. It is possible that our clinical trial activities will be more costly and take longer than we anticipate; accordingly, there can be no assurance that additional capital will not be necessary prior to the time anticipated. Our capital requirements will depend on many factors, which are discussed in detail in “Item 1A. Risk Factors” to Part I of Form 10-K for the fiscal year ended December 31, 2012. Additionally, as discussed in Note 5, there is a third party individual patent holder that claims priority over our patent application for Androxal®. The uncertainties relating to the foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We had cash and cash equivalents of approximately $17.2 million at March 31, 2013 which is held in an account backed by U.S. government securities. Although this cash account is subject to fluctuations in interest rates and market conditions, no significant gain or loss on this account is expected to be recognized in earnings. We do not invest in derivative securities.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

In connection with the evaluation described above, we identified no change in internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Therapeutic uses of our Androxal® product candidate are covered in the United States by seven issued U.S. patents and five pending patent applications. Foreign coverage of therapeutic uses of our Androxal® product candidate includes 59 issued foreign patents and 53 foreign pending patent applications. The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of diabetes mellitus Type 2, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Androxal® (the trans-isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. We requested re-examination of one of these patents by the U.S. Patent and Trademark Office (“PTO”) based on prior art. The patent holder amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims were patentable in view of those publications under consideration and a re-examination certificate was issued. We subsequently filed a second request for re-examination by the PTO in light of a number of additional publications. The request was granted and all of the claims were finally rejected by the PTO in the re-examination. The patent holder appealed the rejections to the PTO Board of Patent Appeals and Interferences (the “PTO Board”) which ultimately reversed the rejections of several dependent claims in view of those publications under consideration. The patent holder filed a Notice of Appeal to the Federal Circuit on September 28, 2010 contesting the rejections maintained by the PTO Board. A decision was rendered by the Federal Circuit on December 12, 2011, affirming the rejection of the appealed claims. The PTO issued an Ex Parte Reexamination Certificate on April 29, 2013, cancelling the rejected claims and confirming patentability of the remaining claims. Nevertheless, we believe that our development of Androxal® does not infringe any of the remaining claims and that all of the remaining claims are invalid on various grounds including additional prior art publications. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. If necessary, we intend to vigorously defend any and all claims against the holder of such patents in a court of competent jurisdiction in order to develop Androxal® further. Adverse determinations in litigation proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities, in which case we may not be able to successfully commercialize or out-license Androxal® until such patents expire or are otherwise no longer in force.

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

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in the registrant’s Form 10-K for the fiscal year ended December 31, 2012 in response to “Item 1A. Risk Factors” to Part I of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information

None

Item 6. Exhibits

3.1(a)	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form SB-2 (No. 33-57728-FW), as amended ("Registration Statement")).

3.1(b)	Certificate of Amendment to the Company's Restated Certificate of Incorporation, dated as of May 2, 2006 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission (the "Commission") on May 2, 2006).

3.1(c)	Certificate of Amendment to the Company's Restated Certificate of Incorporation, as amended, dated as of December 16, 2008 (incorporated by reference to Exhibit 3.1(d) to the Company's Current Report on Form 8-K as filed with the Commission on December 23, 2008).

3.1(d)	Certificate of Designation of Series One Junior Participating Preferred Stock dated September 2, 1999 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company's Registration Statement on Form 8-A as filed with the Commission on September 3, 1999).

3.1(e)	Certificate of Amendment to Restated Certificate of Incorporation, dated as of November 18, 2009. Exhibit 3.1(e) to the Company’s Current Report on Form 8-K dated November 19, 2009 is incorporated herein by reference.

3.1(f)	Certificate of Amendment to Restated Certificate of Incorporation, dated October 14, 2010. Exhibit 3.1(f) to the Company’s Current Report on Form 8-K dated October 14, 2010 is incorporated herein by reference.

3.2	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Registration Statement).

4.1	Form of Series A Warrant Certificate. Exhibit 4.10 to the Company’s Registration Statement on Form S-1/A (No. 333-171196) as filed with the Commission on February 2, 2011 is incorporated herein by reference.

4.2	Form of Series B Warrant Certificate. Exhibit 4.11 to the Company’s Registration Statement on Form S-1/A (No. 333-171196) as filed with the Commission on February 2, 2011 is incorporated herein by reference.

4.3	Series A Warrant Agreement dated February 8, 2011 by and among the Company and Computershare Inc. and its wholly-owned subsidiary, Computershare Trust Company, N.A. Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 9, 2011 is incorporated herein by reference.

4.4	Series B Warrant Agreement dated February 8, 2011 by and among the Company and Computershare Inc. and its wholly-owned subsidiary, Computershare Trust Company, N.A. Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Commission on February 9, 2011 is incorporated herein by reference.

10.1+	Offer Letter dated February 5, 2013, by and between the Company and Joachim F. Wernicke, Ph.D., M.D. Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 8, 2013 is incorporated herein by reference.

10.2+	Employment Agreement dated March 25, 2013 (but effective March 26, 2013), by and between the Company and Jaye Thompson, Ph.D. Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on April 1, 2013 is incorporated herein by reference.

31.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1*	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

+ Management contract or compensatory plan.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPROS THERAPEUTICS INC.

Date: May 10, 2013
	By:	/s/ Joseph S. Podolski
Joseph S. Podolski
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 10, 2013
	By:	/s/ Katherine A. Anderson
Katherine A. Anderson
Chief Financial Officer
(Principal Financial Officer)

