Form 10-Q
period 2013-06-30
REPROS THERAPEUTICS INC.
filed 2013-08-07
CIK 897075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 1, 2013, there were outstanding 23,004,837 shares of Common Stock, par value $.001 per share, of the Registrant.

REPROS THERAPEUTICS INC.
(A development stage company)

For the Quarter Ended June 30, 2013

INDEX

Page

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS	3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	4

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	5
Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2013 and 2012 and from Inception (August 20, 1987) through June 30, 2013	6
Unaudited Condensed Consolidated Statements of Stockholders' Equity for the six months ended June 30, 2013	7
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and from Inception (August 20, 1987) through June 30, 2013	8
Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	24

SIGNATURES	26

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "may," "anticipate," "believe," "expect," "estimate," "project," "suggest," "intend" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, suggested or intended. These risks and uncertainties include risks associated with success of the clinical trials for Androxal® and Proellex®; uncertainty related to the Company's ability to obtain approval of the Company's products by the Food and Drug Administration, or FDA, and regulatory bodies in other jurisdictions; uncertainty relating to the Company's patent portfolio; and other risks and uncertainties described in the Company's filings with the Securities and Exchange Commission. For additional discussion of such risks, uncertainties and assumptions, see "Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included elsewhere in this quarterly report on Form 10-Q and “Item 1A. Risk Factors” to Part I of Form 10-K for the fiscal year ended December 31, 2012.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair statement of the interim periods presented have been included. The year-end balance sheet data was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands except share and per share amounts)

	June 30,	December 31,
	2013	2012

ASSETS

Current Assets
Cash and cash equivalents	$87,697	$24,212
Prepaid expenses and other current assets	304	406
Total current assets	88,001	24,618
Fixed assets, net	93	53
Other assets, net	2,546	2,161
Total assets	$90,640	$26,832

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$3,561	$3,240
Accrued expenses	377	558
Total current liabilities	3,938	3,798

Commitments and contingencies (note 5)

Stockholders' Equity
Undesignated Preferred Stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 75,000,000 shares authorized, 23,117,187 and 17,272,505 shares issued, respectively and 23,004,837 and 17,160,155 shares outstanding, respectively	23	17
Additional paid-in capital	312,542	234,299
Cost of treasury stock, 112,350 shares	(1,380)	(1,380)
Deficit accumulated during the development stage	(224,483)	(209,902)
Total stockholders' equity	86,702	23,034
Total liabilities and stockholders' equity	$90,640	$26,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except per share amounts)

					From Inception
					(August 20, 1987)
					through
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2013	2012	2013	2012	2013

Revenues
Licensing fees	$-	$-	$-	$-	$28,755
Product royalties	-	-	-	-	627
Research and development grants	-	-	-	-	1,219
Interest income	1	-	2	1	16,304
Gain on disposal of fixed assets	-	-	-	-	102
Other Income	-	-	-	-	1,003
Total revenues and other income	1	-	2	1	48,010
Expenses
Research and development	6,037	2,178	12,345	3,644	207,604
General and administrative	1,171	922	2,238	1,896	55,158
Other Expense	-	-	-	-	388
Total expenses	7,208	3,100	14,583	5,540	263,150

Loss from continuing operations	(7,207)	(3,100)	(14,581)	(5,539)	(215,140)
Loss from discontinued operations	-	-	-	-	(1,828)
Gain on disposal of discontinued operation	-	-	-	-	939
Net loss before cumulative effect of change in accounting principle	(7,207)	(3,100)	(14,581)	(5,539)	(216,029)
Cumulative effect of change in accounting principle	-	-	-	-	(8,454)
Net loss	$(7,207)	$(3,100)	$(14,581)	$(5,539)	$(224,483)

Loss per share - basic and diluted:	$(0.38)	$(0.21)	$(0.79)	$(0.38)

Weighted average shares used in loss per share calculation:
Basic	18,958	14,826	18,572	14,404
Diluted	18,958	14,826	18,572	14,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited and in thousands except share and per share amounts)

						Deficit
						Accumulated
			Additional			During the	Total
	Common Stock		Paid-in	Treasury Stock		Development	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Stage	Equity
Balance at December 31, 2012	17,272,505	$17	$234,299	112,350	$(1,380)	$(209,902)	$23,034
Stock based compensation	-	-	1,384	-	-	-	1,384
Issuance of 871,634 shares of common stock for the cashless exercise of 872,133 Series A Warrants	871,634	1	(1)	-	-	-	-
Issuance of 614,564 shares of common stock for the cashless exercise of 716,463 Series B Warrants	614,564	1	(1)	-	-	-	-
Exercise of 42,849 Series B Warrants to purchase common stock for cash @ $2.49 per share	42,849	-	107	-	-	-	107
Issuance of 3,135 shares of common stock for the cashless exercise of 4,165 stock options	3,135	-	-	-	-	-	-
Issuance of 4,312,500 shares of common stock at $19.00 per share, net of offering costs of $5.2 million	4,312,500	4	76,754	-	-	-	76,758
Net loss	-	-	-	-	-	(14,581)	(14,581)
Balance at June 30, 2013	23,117,187	$23	$312,542	112,350	$(1,380)	$(224,483)	$86,702

Balance at December 31, 2011	12,470,694	$12	$197,769	112,350	$(1,380)	$(191,735)	4,666
Stock based option compensation	-	-	1,022	-	-	-	1,022
Issuance of 100 shares of common stock at a share price of $5.07	100	-	-	-	-	-	-
Issuance of 2,463,537 shares of common stock at a share price of $4.50, net of offering costs of $777	2,463,537	3	10,307	-	-	-	10,310
Exercise of stock option to purchase common stock for cash @ $4.80 per share	8,333	-	40	-	-	-	40
Exercise of 3,675 Series B Warrants to purchase common stock for cash @ $2.49 per share	3,675	-	9	-	-	-	9
Net loss	-	-	-	-	-	(5,539)	(5,539)
Balance at June 30, 2012	14,946,339	$15	$209,147	112,350	$(1,380)	$(197,274)	10,508

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

			From Inception
			(August 20, 1987)
			through
	Six Months Ended June 30,		June 30,
	2013	2012	2013

Cash Flows from Operating Activities
Net loss	$(14,581)	$(5,539)	(224,483)
Gain on disposal of discontinued operations	-	-	(939)
Gain on disposal of fixed assets	-	-	(102)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash financing costs	-	-	316
Noncash inventory impairment	-	-	4,417
Noncash patent impairment	-	-	2,614
Noncash other income	-	-	(709)
Noncash decrease in accounts payable	-	-	(1,308)
Depreciation and amortization	115	68	4,416
Noncash stock-based compensation	1,384	1,022	13,702
Common stock issued for agreement not to compete	-	-	200
Series B Preferred Stock issued for consulting services	-	-	18
Changes in operating assets and liabilities (net effects of purchase of businesses in 1988 and 1994):
Increase in receivables	-	-	(199)
Increase in inventory	-	-	(4,447)
(Increase) decrease in prepaid expenses and other current assets	101	(147)	(2)
Increase (decrease) in accounts payable and accrued expenses	132	(5)	11,751
Net cash used in operating activities	(12,849)	(4,601)	(194,755)

Cash Flows from Investing Activities
Change in trading marketable securities	-	-	(191)
Capital expenditures	(47)	(28)	(2,470)
Purchase of other assets	(484)	(356)	(6,018)
Proceeds from sale of PP&E	-	-	225
Cash acquired in purchase of FTI	-	-	3
Proceeds from sale of subsidiary, less $12,345 for operating losses during 1990 phase-out period	-	-	138
Proceeds from sale of the assets of FTI	-	-	2,250
Increase in net assets held for disposal	-	-	(213)
Net cash used in investing activities	(531)	(384)	(6,276)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of offering costs	76,758	10,310	284,189
Exercise of stock options & warrants	107	49	904
Proceeds from a shareholder transaction	-	-	327
Proceeds from issuance of preferred stock	-	-	23,688
Purchase of treasury stock	-	-	(21,487)
Proceeds from issuance of notes payable	-	-	2,839
Principal payments on notes payable	-	-	(1,732)
Net cash provided by financing activities	76,865	10,359	288,728
Net increase in cash and cash equivalents	63,485	5,374	87,697
Cash and cash equivalents at beginning of period	24,212	4,565	-
Cash and cash equivalents at end of period	$87,697	$9,939	$87,697

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

Proellex®, our product candidate for female reproductive health, is a new chemical entity that acts as a selective blocker of the progesterone receptor and is being developed for the treatment of symptoms associated with uterine fibroids and endometriosis. We completed a low dose study in late 2011 to demonstrate both safety and signals of efficacy in low oral doses of Proellex® and in November 2012 we initiated a Phase 2 study in the treatment of endometriosis. Additionally,  we have completed a Phase 1/2 vaginal administration study for uterine fibroids in the first quarter of 2013.

Our product development pipeline is summarized in the table below:

Product Candidate (Indication) Androxal®	Status	Next Expected Milestone(s)
Secondary Hypogonadism	Phase 3	Complete second Phase 3 pivotal study (Q4 2013) Complete open label safety study (Q4 2013) Complete DEXA study (Q1 2014)
Proellex®
Uterine Fibroids	Phase 2	Initiate a Phase 2b study (vaginal delivery) (Q 4 2013)
Endometriosis	Phase 2	Complete Phase 2 study (oral delivery) (Q2 2014)

We also continue to maintain our patent portfolio of our phentolamine-based products for the treatment of sexual dysfunction.

On June 25, 2013, we completed a public offering of 4,312,500 shares of our common stock at a price per share of $19.00.  Net proceeds to us, after deducting underwriter’s fees and offering expenses, were approximately $76.8 million.

As of June 30, 2013, we had accumulated losses of $224.5 million, approximately $87.7 million in cash and cash equivalents, and our accounts payable and accrued expenses were approximately $3.9 million. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates through the NDA filing of both products.  We continue to explore potential corporate partnering opportunities for assistance in the clinical development funding and commercialization of our products, as appropriate; however, there can be no assurance that an acceptable corporate partnering opportunity will be successfully completed or that our current liquidity will be sufficient to fund all of our product development needs.

NOTE 2 — Patents and Patent Applications

As of June 30, 2013, we had approximately $2,546,000 in capitalized patent and patent application costs reflected on its balance sheet. Of this amount, $1,718,000   relates to patent and patent application costs for Androxal® and $828,000 relates to patent and patent application costs for Proellex®.

Should we not continue development of either drug candidate or should we not continue as a going concern, the remaining capitalized patent and patent application costs may not be recoverable, which would result in charges to operating results in future periods.

NOTE 3 — Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2013	December 31, 2012

Patent costs	$116	$245
Research and development costs	87	192
Personnel related costs	42	30
Other	132	91
Total	$377	$558

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

The following table presents information necessary to calculate loss per share for the three and six month periods ended June 30, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net Loss	$(7,207)	$(3,100)	$(14,581)	$(5,539)
Average common shares outstanding	18,958	14,826	18,572	14,404
Basic and diluted loss per share	$(0.38)	$(0.21)	$(0.79)	$(0.38)

Potential common stock of 3,968,764 and 5,362,348 common shares underlying stock options and warrants for the periods ended June 30, 2013 and 2012, respectively, were excluded from the above calculation of diluted loss per share because they were anti-dilutive. Other potential common stock at June 3 0, 2013 includes Series A Warrants to purchase 877,137 shares of our common stock at an exercise price of $0.01 and Series B Warrants to purchase 810,109 shares of our common stock at an exercise price of $2.49 issued in February 2011. Other potential common stock at June 30, 2012 includes Series A Warrants to purchase 1,749,270 shares of our common stock at an exercise price of $0.01 and Series B Warrants to purchase 1,686,825 shares of our common stock at an exercise price of $2.49 issued in February, 2011.

NOTE 5 — Commitments and Contingencies

Therapeutic uses of our Androxal product candidate are covered in the United States by seven issued U.S. patents and five pending patent applications. Foreign coverage of therapeutic uses of our Androxal product candidate includes 61 issued foreign patents and 5 2 foreign pending patent applications. The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of diabetes mellitus Type 2, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Androxal (the trans-isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. We requested re-examination of one of these patents by the U.S. Patent and Trademark Office (“PTO”) based on prior art. The patent holder amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims were patentable in view of those publications under consideration and a re-examination certificate was issued. We subsequently filed a second request for re-examination by the PTO in light of a number of additional publications. The request was granted and all of the claims were finally rejected by the PTO in the re-examination. The patent holder appealed the rejections to the PTO Board of Patent Appeals and Interferences (the “PTO Board”) which ultimately reversed the rejections of several dependent claims in view of those publications under consideration. The patent holder filed a Notice of Appeal to the Federal Circuit on September 28, 2010 contesting the rejections maintained by the PTO Board. A decision was rendered by the Federal Circuit on December 12, 2011, affirming the rejection of the appealed claims. The PTO issued an Ex Parte Reexamination Certificate on April 29, 2013, cancelling the rejected claims and confirming patentability of the remaining claims. Nevertheless, we believe that our development of Androxal does not infringe any of the remaining claims and that all of the remaining claims are invalid on various grounds including additional prior art publications. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. If necessary, we intend to vigorously defend any and all claims against the holder of such patents in a court of competent jurisdiction in order to develop Androxal further. Adverse determinations in litigation proceedings could require us to seek licenses from patent holders which may not be available on commercially reasonable terms, or at all, or may subject us to significant liabilities, in which case we may not be able to successfully commercialize or out-license Androxal until such patents expire or are otherwise no longer in force.

On July 19, 2013, we received a letter from Dr. Harry Fisch threatening to file a lawsuit against us and two of our executive officers (Joseph S. Podolski, President and Chief Executive Officer and Ron Wiehle, Executive Vice President), seeking addition of Dr. Harry Fisch as an inventor on three of our patents, U.S. Patent Nos. 7,173,064, 7,737,185 and 7,759,360, covering therapeutic uses of Androxal®.  We believe that these allegations are without merit and on August 2, 2013, we commenced a lawsuit against Dr. Fisch in the U.S. District Court for the Southern District of Texas seeking a declaratory judgment that he should not be added as inventor to any of these patents.  Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome.

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

Repros Therapeutics Inc.

Repros Therapeutics Inc. (the “Company,” “Repros,” or “we,” “us” or “our”) was organized on August 20, 1987. We are a development stage biopharmaceutical company focused on the development of new drugs to treat hormonal and reproductive system disorders. Both of our product candidates have exhibited consistent efficacy results in studies that we have completed to date, and we believe the studies presently underway or scheduled to start this year will significantly progress both clinical development programs.

We are developing Androxal, an oral therapy that normalizes testicular function, for the treatment of low testosterone due to secondary hypogonadism. Secondary hypogonadism is associated with obesity and we believe it is among the most common causes of low testosterone in men. It is estimated that 13 million men in the U.S. experience low levels of testosterone, and the condition is becoming recognized with more frequency. In 2012, sales of preparations for the treatment of low testosterone exceeded $1 billion in the U.S. and first tier pharmaceutical companies have entered the low testosterone marketplace.

We believe that Androxal is highly differentiated from currently marketed testosterone treatments or those treatments in late stage development because it is an oral therapy and it treats the cause of secondary hypogonadism, which is inadequate pituitary hormones. We believe that by treating the cause of secondary hypogonadism Androxal also has the potential to maintain reproductive status and potentially improve overall metabolic profiles.

In December 2011, we completed a Phase 2b study of Androxal in men with secondary hypogonadism, but naïve to testosterone treatment, at the recommendation of the Food and Drug Administration, or FDA. Top line results of this study demonstrated that Androxal was generally well tolerated compared to placebo and that there were no drug related serious adverse events that led to discontinuation. In July 2012, we announced that we reached an agreement with the FDA for the design of the pivotal efficacy studies for Androxal for the treatment of secondary hypogonadism. The pivotal studies are being conducted under a Special Protocol Assessment or SPA. On March 27, 2013, we announced that the top-line results from our first pivotal Phase 3 study, ZA-301, met both co-primary endpoints mandated by the FDA. Additionally, we have completed enrollment into a 500 subject open label safety study in February 2013 and completed enrollment into a one year dual-energy X ray absorptiometry, or DEXA, study in January 2013. Depending on study enrollment and the completion of other studies, we believe we may be able to submit a New Drug Application, or NDA, by mid 2014.

We are also developing Proellex, an orally administered selective blocker of the progesterone receptor in women, for the treatment of uterine fibroids and endometriosis. Uterine fibroids and endometriosis affect millions of women of reproductive age. Proellex has shown statistically significant results in previous Phase 2 studies for endometriosis and uterine fibroids. We completed a low dose escalating study as permitted by the FDA in late 2011, to determine both signals of efficacy and safety for low oral doses of the drug. There was no evidence of elevations of liver enzymes over baseline, suggesting these lower doses avoid the type of adverse events seen at much higher doses in earlier studies. In October 2012, we announced that the FDA has agreed to a reclassification of the full clinical hold to a partial clinical hold on low dose oral Proellex to allow us to conduct a Phase 2 study in the treatment of endometriosis. We initiated this study in November 2012. To date, we have experienced difficulty enrolling subjects into this study due to changes in the current treatment of this disorder. Depending on study enrollment, we believe we can release results from this study in the second quarter of 2014.

The FDA has accepted an Investigational New Drug Application, or IND, for vaginally delivered Proellex and, as a result, we commenced a Phase 2 vaginal administration study for uterine fibroids in the first quarter of 2012 and reported final study results in January 2013. We held an end of Phase 2 meeting with the FDA, in the last half of May 2013, to discuss a Phase 3 study design for the vaginally delivered Proellex as a treatment for uterine fibroids. The FDA recommended that a Phase 2b study should be conducted prior to commencing a Phase 3 program. Additionally, we have begun enrolling subjects who completed the Phase 2 study into a one year open label safety trial in order to begin collecting long term safety data which we expect the FDA to require in connection with the submission of an NDA.

Our Research and Development Program

Our product development pipeline is summarized in the table below:

Product Candidate (Indication) Androxal®	Status	Next Expected Milestone(s)
Secondary Hypogonadism	Phase 3	Complete second Phase 3 pivotal study (Q4 2013) Complete open label safety study (Q4 2013) Complete DEXA study (Q1 2014)
Proellex®
Uterine Fibroids	Phase 2	Initiate a Phase 2b study (vaginal delivery) (Q4 2013)

Endometriosis	Phase 2	Complete Phase 2 study (oral delivery) (Q2 2014)

 On June 25, 2013, we completed a public offering of 4,312,500 shares of our common stock at a price per share of $19.00. Net proceeds to us, after deducting underwriter’s fees and offering expenses, were approximately $76.8 million.

As of June 30, 2013, we had accumulated losses of $224.5 million, approximately $87.7 million in cash and cash equivalents, and our accounts payable and accrued expenses were approximately $3.9 million. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates through the NDA filing of both products. We continue to explore potential corporate partnering opportunities for assistance in the clinical development funding and commercialization of our products, as appropriate; however, there can be no assurance that an acceptable corporate partnering opportunity will be successfully completed or that our current liquidity will be sufficient to fund all of our product development needs.

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

Up until the summer of 2009, all side effects exhibited in the studies were considered manageable and the benefit of Proellex® far outweighed the risk. However, in Phase 3 efficacy and larger Phase 3 safety studies in diverse populations, a small number of subjects exhibited serious adverse effects associated with elevated liver enzymes. As a result of these findings, we elected to stop the trials and the FDA subsequently placed Proellex® on full clinical hold. All women that experienced elevated liver enzymes and returned for follow-up visits returned to baseline conditions with no overnight hospitalization necessary. An analysis of all the subjects that experienced such serious adverse effects showed that the effect only occurred in a small percentage of subjects that were exposed to the 50 mg dose of the drug for any period of time. Based on these findings, we petitioned the FDA to allow us to conduct a low dose study to demonstrate both safety and signals of efficacy in low oral doses of Proellex®, up to 12 mg administered per day. The FDA upgraded the full clinical hold to a partial hold to allow the low dose study to be conducted. In addition, we undertook the exploration of vaginal delivery as an alternative administrative route to bypass first-pass liver effects and reduce systemic exposure, which is currently in a Phase 2 study.

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

In July 2012, we announced that we held a teleconference with the FDA to discuss the development of low dose oral Proellex® as a treatment for endometriosis. Subsequently, in October 2012, we announced that the FDA has agreed to reclassify the full clinical hold to a partial clinical hold on low dose oral Proellex® to allow us to conduct a Phase 2 study in the treatment of endometriosis. We initiated this 90 subject, four month active dosing study in November 2012. To date, we have experienced difficulty enrolling subjects into this study due to changes in the current treatment of this disorder. Depending on study enrollment, we believe we can release results from this study in the second quarter of 2014.

Vaginal Administration

We are assessing vaginal administration of Proellex® to avoid first pass liver effects and achieve higher reproductive tract concentrations of the drug while minimizing systemic exposure. We reported results from two in vivo animal studies which confirmed reduced maximum circulating concentrations of the drug when administered vaginally, as well as efficacy signals at substantially lower doses than oral administration. The FDA has accepted an IND for vaginally delivered Proellex and, as a result, we commenced a Phase 2 vaginal administration study for uterine fibroids in the first quarter of 2012 and reported final study results in January 2013. We held an end of Phase 2 meeting with the FDA, in the last half of May 2013, to discuss a Phase 3 study design for the vaginally delivered Proellex as a treatment for uterine fibroids. The FDA recommended that a Phase 2b study should be conducted prior to commencing a Phase 3 program. Additionally, we have begun enrolling subjects who completed the Phase 2 study into a one year open label safety trial in order to begin collecting long term safety data which we expect the FDA to require in connection with the submission of an NDA. The majority of the women being dosed with 12 mg in the Phase 2 study have elected to enroll into the open label safety study.

Other Products

VASOMAX® has been on partial clinical hold in the U.S. since 1998, and no further development activities are planned.

Business Strategy

We plan to focus our clinical program on (i) conducting Phase 3 secondary hypogonadism trials for Androxal®, (ii) conducting a Phase 2b vaginal administration trial for Proellex® for uterine fibroids and (iii) conducting a Phase 2 trial for low dose oral Proellex® for endometriosis. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates through the NDA filing of both products. We continue to explore potential corporate partnering opportunities for assistance in the clinical development funding and commercialization of our products, as appropriate; however, there can be no assurance that an acceptable corporate partnering opportunity will be successfully completed or that our current liquidity will be sufficient to fund all of our product development needs.

Risks Affecting Us

Our business is subject to numerous risks as discussed more fully in “Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2012 and the section entitled “Risk Factors” in this quarterly report.  We anticipate that our current liquidity will be sufficient to continue the development of our product candidates through the NDA filing of both products. We continue to explore potential corporate partnering opportunities for assistance in the clinical development funding and commercialization of our products, as appropriate; however, there can be no assurance that an acceptable corporate partnering opportunity will be successfully completed or that our current liquidity will be sufficient to fund all of our product development needs.

In addition, we have not received regulatory approval for any of our product candidates, have not successfully earned any significant commercial revenues from any of our product candidates and may never launch either of our product candidates.  If we do not successfully commercialize any of our product candidates, we will be unable to achieve our business objectives.  In addition, the reported results of our clinical trials completed to date may not be indicative of results that will be achieved in later-stage clinical trials involving larger and more diverse patient populations.  As of June 30, 2013, we had accumulated losses of $224.5 million, approximately $87.7 million in cash and cash equivalents, and our accounts payable and accrued expenses were approximately $3.9 million.

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

We have accumulated net operating losses through June 30, 2013 and the value of the tax asset associated with these accumulated net operating losses can be substantially diminished in value due to various tax regulations, including change in control provisions in the tax code. The Company’s public offerings completed on February 5, 2007, October 2, 2008, September 11, 2009, October 13, 2009, February 8, 2011, February 1, 2012, June 25, 2013, the sale and issuance of the ATM Shares, the issuance of unregistered shares as part of the settlement agreements we entered into with certain of our creditors since October of 2009 and the private placement of shares completed on September 7, 2012, may have created a change of ownership for Federal Income tax purposes. The Company has not completed a study to determine if this has occurred. A change in ownership for Federal income tax purposes may result in a limitation on the use of net operating loss and tax credit carryforwards in future periods.

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

Capitalized Patent and Patent Application Costs

We capitalize the cost associated with building our patent library for Androxal® and Proellex®. As of June 30, 2013, other assets consist of capitalized patent and patent application costs in the amount of $2,546,000. Patent costs, which include legal and application costs related to the patent portfolio, are being amortized over the lesser of the legal life of the patent (typically 20 years) or the estimated economic life of the patent. Amortization of patent costs was $51,000 and $33,000 for the three month periods ended June 30, 2013 and 2012, respectively, and was $97,000 and $62,000 for the six month periods ended June 30, 2013 and 2012, respectively.

We review capitalized patent and patent application costs for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment exists when estimated undiscounted cash flows expected to result from the patent are less than its carrying amount. The impairment loss recognized represents the excess of the patent cost as compared to its estimated fair value. We believe that our remaining capitalized patent and patent application costs are not impaired as of June 30, 2013.

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

Share-Based Compensation

We had one stock-based compensation plan at June 30, 2013, the 2011 Equity Incentive Plan. Accounting for stock based compensation generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued. We use the Black-Scholes option pricing model to estimate the fair value of our stock options. Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options' vesting and contractual expiration dates. The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option's expected term.

Income Taxes

Our losses from inception to date have resulted principally from costs incurred in conducting clinical trials and in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts. We have recorded a deferred tax asset for our net operating losses (“NOL”); however, as the Company has incurred losses since inception, and since there is no certainty of future profits, a valuation allowance has been provided in full on our deferred tax assets in the accompanying consolidated financial statements. If the Company has an opportunity to use this NOL to off-set tax liabilities in the future, the use of this asset would be restricted based on Internal Revenue Service, state and local NOL use guidelines. The Company’s public offerings completed on February 5, 2007, October 2, 2008, September 11, 2009, October 13, 2009, February 8, 2011, February 1, 2012, June 25, 2013, the sale and issuance of the ATM Shares, the issuance of unregistered shares as part of the settlement agreements we entered into with certain of our creditors since October of 2009 and the private placement of shares completed on September 7, 2012, may have created a change of ownership for Federal Income tax purposes. The Company has not completed a study to determine if this has occurred. A change in ownership for Federal income tax purposes may result in a limitation on the use of net operating loss and tax credit carryforwards in future periods.

Results of Operations

Comparison of the three-month and six-month periods ended June 30, 2013 and 2012

Revenues and Other Income

Total revenues and other income increased to $1,000 for the three month period ended June 30, 2013 as compared to zero for the same period in the prior year.  Total revenue and other income was $2,000 for the six month period ended June 30, 2013 as compared to $1,000 for the same period in the prior year.  The increase for the three and six month periods ended June 30, 2013 as compared to the same periods in the prior year was primarily due to an increase of $1,000 in interest income.

Research and Development Expenses

Research and development, or R&D, expenses include contracted services relating to our clinical product development activities which include preclinical studies, clinical trials, regulatory affairs and bulk manufacturing scale-up activities and bulk active ingredient purchases for preclinical and clinical trials primarily relating to our two products in clinical development, which are Androxal® and Proellex®. Research and development expenses also include internal operating expenses relating to our general research and development activities. R&D expenses increased 177% or approximately $3.9 million to $6.0 million for the three month period ended June 30, 2013 as compared to $2.2 million for the same period in the prior year. Our primary R&D expenses for the three month periods ended June 30, 2013 and 2012 are shown in the following table (in thousands):

	Three-months	Three-months
	ended	ended		Change
Research and Development	June 30, 2013	June 30, 2012	Variance	(%)
Androxal® clinical development	$3,993	$937	$3,056	326%
Proellex® clinical development	385	574	(189)	(33)%
Payroll and benefits	986	472	514	109%
Operating and occupancy	673	195	478	245%
Total	$6,037	$2,178	$3,859	177%

R&D expenses increased 239% or approximately $8.7 million to $12.3 million for the six month period ended June 30, 2013 as compared to $3.6 million for the same period in the prior year. Our primary R&D expenses for the six month periods ended June 30, 2013 and 2012 are shown in the following table (in thousands):

	Six-months ended	Six-months ended		Change
Research and Development	June 30, 2013	June 30, 2012	Variance	(%)
Androxal® clinical development	$8,866	$1,306	$7,560	579%
Proellex® clinical development	682	898	(216)	(24)%
Payroll and benefits	1,776	912	864	95%
Operating and occupancy	1,021	528	493	93%
Total	$12,345	$3,644	$8,701	239%

The increase in R&D expenses for both the three and six month periods ended June 30, 2013 as compared to the same periods in the prior year, is primarily due to the increased clinical development expenses related to Androxal® as a result of the ongoing Phase 3 studies,  including two pivotal studies being conducted under an SPA, a six month open label safety study and a one year DEXA study.  Clinical development expenses related to Proellex® for both the three and six month periods ended June 30, 2013 as compared to the same periods in the prior year decreased due to the completion of the Phase 2 vaginal administration study for uterine fibroids.

Payroll and benefits expenses increased for both the three and six month periods ended June 30, 2013 as compared to the same periods in the prior year by $514,000 and $864,000, respectively.  Included in payroll and benefits expenses is a charge for non-cash stock based compensation of $452,000 and $815,000 for the three and six month periods ended June 30, 2013, respectively, as compared to $192,000 and $406,000 for the same periods in the prior year.  Additionally, salaries for the three and six month periods ended June 30, 2013 were $442,000 and $776,000, respectively, as compared to $223,000 and $419,000 for the same periods in the prior year.  The increase in both non-cash stock based compensation and salaries expenses is due to increased headcount in R&D employees.

Operating and occupancy expenses increased for the three and six month periods ended June 30, 2013 as compared to the same periods in the prior year due to an increase in costs associated with our patent portfolio, increased travel and professional services.

To date through June 30, 2013 we have incurred approximately $37.2 million for the development of Androxal® and approximately $59.8 million for the development of Proellex®. These accumulated costs exclude any internal operating expenses.

General and Administrative Expenses

General and administrative expenses, or G&A, increased 27% or approximately $249,000 to $1.2 million for the three month period ended June 30, 2013 as compared to $922,000 for the same period in the prior year. Our primary G&A expenses for the three month period ended June 30, 2013 and 2012 are shown in the following table (in thousands):

	Three-months	Three-months
	ended	ended		Change
General and Administrative	June 30, 2013	June 30, 2012	Variance	(%)
Payroll and benefits	$563	$494	$69	14%
Operating and occupancy	608	428	180	42%
Total	$1,171	$922	$249	27%

G&A payroll and benefits expenses include salaries, bonuses, relocation expense, severance costs, non-cash stock based compensation expense and fringe benefits. Included in payroll and benefits expense is a charge for non-cash stock based compensation of $303,000 for the three month period ended June 30, 2013 as compared to $268,000 for the same period in the prior year. Additionally, salaries for the three month period ended June 30, 2013 were $229,000 as compared to $195,000 for the same period in the prior year.

G&A operating and occupancy expenses, which include expenses to operate as a public company, increased 42% or approximately $180,000 to $608,000 for the three month period ended June 30, 2013 as compared to $428,000 for the same period in the prior year. The increase in operating and occupancy expenses for the three month period ended June 30, 2013 as compared to the same period in the prior year is primarily due to an increase in professional services and travel expenses.

G&A expenses increased 18% or approximately $342,000 to $2.2 million for the six month period ended June 30, 2013 as compared to $1.9 million for the same period in the prior year. Our primary G&A expenses for the six month period ended June 30, 2013 and 2012 are shown in the following table (in thousands):

	Six-months	Six-months
	ended	ended		Change
General and Administrative	June 30, 2013	June 30, 2012	Variance	(%)
Payroll and benefits	$1,099	$1,073	$26	2%
Operating and occupancy	1,139	823	316	38%
Total	$2,238	$1,896	$342	18%

G&A payroll and benefits expenses include salaries, bonuses, relocation expense, severance costs, non-cash stock option compensation expense and fringe benefits. Included in payroll and benefits expense is a charge for non-cash stock based compensation expense of $569,000 for the six month period ended June 30, 2013 as compared to $616,000 for the same period in the prior year. Additionally, salaries for the six month period ended June 30, 2013 were $457,000 as compared to $389,000 for the same period in the prior year.

G&A operating and occupancy expenses, which include expenses to operate as a public company, increased 38% or approximately $316,000 to $1.1 million for the six month period ended June 30, 2013 as compared to $823,000 for the same period in the prior year. The increase is primarily due to an increase in professional services and travel expenses.

Off-Balance Sheet Arrangements

As of June 30, 2013, the only off-balance sheet arrangement we have is the operating lease relating to our facility.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from private placements and public offerings of equity securities and with funds received under collaborative agreements.

On June 25, 2013, we completed a public offering of 4,312,500 shares of our common stock at a price per share of $19.00 (the “2013 Public Offering”). Net proceeds to us, after deducting underwriter’s fees and offering expenses, were approximately $76.8 million.

Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. We had cash and cash equivalents of approximately $87.7 million as of June 30, 2013 as compared to $24.2 million as of December 31, 2012. All cash and cash equivalents as of June 30, 2013 and December 31, 2012 were held in an account backed by U.S. government securities.

Net cash of approximately $12.8 million and $4.6 million was used in operating activities during the six month periods ended June 30, 2013 and 2012, respectively. The major use of cash for operating activities for the six month period ended June 30, 2013 was to fund our clinical development programs and associated administrative costs. Cash used in investing activities during the six month period ended June 30, 2013 was approximately $531,000 primarily for capitalized patent and patent application costs for Androxal® and Proellex®. Cash provided by financing activities during the six month period ended June 30, 2013 was approximately $76.9 million as a result of completing the 2013 Public Offering.

We have experienced negative cash flows from operations since inception. We will require substantial funds for research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if appropriate, if the FDA or other regulatory approvals are obtained. Based on our current and planned clinical activities, we believe that our current liquidity will be sufficient to continue the development of our product candidates through the NDA filing of both products. It is possible that our clinical trial activities will be more costly and take longer than we anticipate; accordingly, there can be no assurance that additional capital will not be necessary prior to the time anticipated. Our capital requirements will depend on many factors, which are discussed in detail in “Item 1A. Risk Factors” to Part I of Form 10-K for the fiscal year ended December 31, 2012. Additionally, as discussed in Note 5, there is a third party individual patent holder that claims priority over our patent application for Androxal®.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We had cash and cash equivalents of approximately $87.7 million at June 30, 2013 which is held in an account backed by U.S. government securities. Although this cash account is subject to fluctuations in interest rates and market conditions, no significant gain or loss on this account is expected to be recognized in earnings. We do not invest in derivative securities.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

In connection with the evaluation described above, we identified no change in internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Therapeutic uses of our Androxal product candidate are covered in the United States by seven issued U.S. patents and five pending patent applications. Foreign coverage of therapeutic uses of our Androxal product candidate includes 61 issued foreign patents and 52 foreign pending patent applications. The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of diabetes mellitus Type 2, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Androxal (the trans-isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. We requested re-examination of one of these patents by the U.S. Patent and Trademark Office (“PTO”) based on prior art. The patent holder amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims were patentable in view of those publications under consideration and a re-examination certificate was issued. We subsequently filed a second request for re-examination by the PTO in light of a number of additional publications. The request was granted and all of the claims were finally rejected by the PTO in the re-examination. The patent holder appealed the rejections to the PTO Board of Patent Appeals and Interferences (the “PTO Board”) which ultimately reversed the rejections of several dependent claims in view of those publications under consideration. The patent holder filed a Notice of Appeal to the Federal Circuit on September 28, 2010 contesting the rejections maintained by the PTO Board. A decision was rendered by the Federal Circuit on December 12, 2011, affirming the rejection of the appealed claims. The PTO issued an Ex Parte Reexamination Certificate on April 29, 2013, cancelling the rejected claims and confirming patentability of the remaining claims. Nevertheless, we believe that our development of Androxal does not infringe any of the remaining claims and that all of the remaining claims are invalid on various grounds including additional prior art publications. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. If necessary, we intend to vigorously defend any and all claims against the holder of such patents in a court of competent jurisdiction in order to develop Androxal further. Adverse determinations in litigation proceedings could require us to seek licenses from patent holders which may not be available on commercially reasonable terms, or at all, or may subject us to significant liabilities, in which case we may not be able to successfully commercialize or out-license Androxal until such patents expire or are otherwise no longer in force.

On July 19, 2013, we received a letter from Dr. Harry Fisch threatening to file a lawsuit against us and two of our executive officers (Joseph S. Podolski, President and Chief Executive Officer and Ron Wiehle, Executive Vice President), seeking addition of Dr. Harry Fisch as an inventor on three of our patents, U.S. Patent Nos. 7,173,064, 7,737,185 and 7,759,360, covering therapeutic uses of Androxal®.  We believe that these allegations are without merit and on August 2, 2013, we commenced a lawsuit against Dr. Fisch in the U.S. District Court for the Southern District of Texas seeking a declaratory judgment that he should not be added as inventor to any of these patents.  Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Mine Safety Disclosures.

None

Item 5.   Other Information

None

Item 6.   Exhibits

3.1(a)	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form SB-2 (No. 33-57728-FW), as amended ("Registration Statement")).

3.1(b)	Certificate of Amendment to the Company's Restated Certificate of Incorporation, dated as of May 2, 2006 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission (the "Commission") on May 2, 2006).

3.1(c)	Certificate of Amendment to the Company's Restated Certificate of Incorporation, as amended, dated as of December 16, 2008 (incorporated by reference to Exhibit 3.1(d) to the Company's Current Report on Form 8-K as filed with the Commission on December 23, 2008).

3.1(d)	Certificate of Designation of Series One Junior Participating Preferred Stock dated September 2, 1999 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company's Registration Statement on Form 8-A as filed with the Commission on September 3, 1999).

3.1(e)	Certificate of Amendment to Restated Certificate of Incorporation, dated as of November 18, 2009. Exhibit 3.1(e) to the Company’s Current Report on Form 8-K dated November 19, 2009 is incorporated herein by reference.
3.1(f)	Certificate of Amendment to Restated Certificate of Incorporation, dated October 14, 2010. Exhibit 3.1(f) to the Company’s Current Report on Form 8-K dated October 14, 2010 is incorporated herein by reference.

3.2	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Registration Statement).

4.1	Form of Series A Warrant Certificate. Exhibit 4.10 to the Company’s Registration Statement on Form S-1/A (No. 333-171196) as filed with the Commission on February 2, 2011 is incorporated herein by reference.

4.2	Form of Series B Warrant Certificate. Exhibit 4.11 to the Company’s Registration Statement on Form S-1/A (No. 333-171196) as filed with the Commission on February 2, 2011 is incorporated herein by reference.

4.3	Series A Warrant Agreement dated February 8, 2011 by and among the Company and Computershare Inc. and its wholly-owned subsidiary, Computershare Trust Company, N.A. Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 9, 2011 is incorporated herein by reference.

4.4	Series B Warrant Agreement dated February 8, 2011 by and among the Company and Computershare Inc. and its wholly-owned subsidiary, Computershare Trust Company, N.A. Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Commission on February 9, 2011 is incorporated herein by reference.

10.1	Eighth Amendment to PHS License Agreement, as amended, dated April 20, 2010 between the Company and certain agencies of the United States Public Health Service within the Department of Health and Human Services (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 17, 2013).

10.2	Ninth Amendment to PHS License Agreement, as amended, dated June 14, 2013 between the Company and certain agencies of the United States Public Health Service within the Department of Health and Human Services (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on June 17, 2013).

10.3	Underwriting Agreement dated June 19, 2013, by and between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the representative of several underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 24, 2013).

10.4	Form of Lock-Up Agreement (incorporated by reference as an exhibit to the Underwriting Agreement filed on June 24, 2013 as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Commission).

31.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1*	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPROS THERAPEUTICS INC.

Date: August 7, 2013
	By:	/s/ Joseph S. Podolski
Joseph S. Podolski
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 7, 2013
	By:	/s/ Katherine A. Anderson
Katherine A. Anderson
Chief Financial Officer
(Principal Financial Officer)