Form 10-K
period 2013-12-31
REPROS THERAPEUTICS INC.
filed 2014-03-14
CIK 897075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________
Form 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $371,719,438 as of June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing sales price of the registrant's common stock on the Nasdaq Capital Market on such date of $18.45 per share.  For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the shares of the registrant's common stock are assumed to be affiliates.

As of February 27, 2014, there were 23,028,332 shares of the registrant's common stock outstanding.

Documents incorporated by reference:  Portions of the registrant's definitive proxy statement relating to the registrant's 2014 Annual Meeting of Shareholders, which proxy statement will be filed under the Exchange Act within 120 days of the end of the registrant's fiscal year ended December 31, 2013, are incorporated by reference into Part III of this Form 10-K.

REPROS THERAPEUTICS INC
2013 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "may," "anticipate," "believe," "expect," "estimate," "project," "suggest," "intend" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance and are subject to certain risks, uncertainties and assumptions, including those discussed in "Item 1A. Risk Factors." Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, suggested or intended.

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

In December 2011, we completed a Phase 2B study of Androxal® in men with secondary hypogonadism, but naïve to testosterone treatment, at the recommendation of the Food and Drug Administration (the “FDA”). Top line results of this study demonstrated that Androxal® was generally well tolerated compared to placebo and that there were no drug related serious adverse events that led to discontinuation. We met with the FDA in May 2012 to discuss the design of pivotal Phase 3 efficacy studies for Androxal® as well as the components of the overall drug development program required for a New Drug Application (“NDA”) submission and agreed on registration requirements for Androxal® oral therapy for the treatment of secondary hypogonadism. In July 2012, we announced that we reached an agreement with the FDA for the design of the pivotal efficacy studies for Androxal® for the treatment of secondary hypogonadism. The pivotal studies were conducted under a Special Protocol Assessment (“SPA”). We have completed both Phase 3 pivotal efficacy studies.  On March 27, 2013, we announced that the top-line results from our first pivotal Phase 3 study, ZA-301, met both co-primary endpoints mandated by the FDA, and we announced on September 16, 2013, that we met both co-primary endpoints in the second pivotal study, ZA-302.  On October 22, 2013, we announced that we received guidance from the FDA instructing the Company to request a meeting to discuss the adequacy of studies ZA-301 and ZA-302.  In addition to this guidance, the FDA further noted that they would allow us to run head-to-head studies against approved testosterone replacement products.  These head-to-head studies, ZA-304 and ZA-305, were initiated in January 2014.  On February 6, 2014, we announced that we met with FDA to discuss the data requirements for Androxal®.  Following this meeting, the Company anticipates submitting an NDA for Androxal® by year end 2014.  We expect the submission to include the study reports from the completed efficacy studies ZA-301 and ZA-302, as well as studies ZA-304 and ZA-305.  Additionally, we completed a 500 subject open label safety study in the third quarter of 2013 and anticipate completion of the one year dual-energy X-ray absorptiometry (“DEXA”) study in the fourth quarter of 2014.

We are also developing Proellex®, an orally administered selective blocker of the progesterone receptor in women, for the treatment of uterine fibroids and endometriosis. Uterine fibroids and endometriosis affect millions of women of reproductive age. Proellex® has shown statistically significant results in previous Phase 2 studies for endometriosis and uterine fibroids. We completed a low dose escalating study as permitted by the FDA in late 2011, to determine both signals of efficacy and safety for low oral doses of the drug. There was no evidence of elevations of liver enzymes over baseline, suggesting these lower doses avoid the type of adverse events seen at much higher doses in earlier studies. On October 8, 2012, we announced that the FDA has agreed to a reclassification of the full clinical hold to a partial clinical hold on low dose oral Proellex® to allow us to conduct a Phase 2 study in the treatment of endometriosis. We initiated this study in November 2012.  To date, we have experienced difficulty enrolling subjects into this study due to changes in the current treatment of this disorder.  We believe we can have this study full enrolled in 2014.

On October 31, 2013, the Company held a meeting with the FDA to discuss the clinical development plan for low dose oral Proellex® in the treatment of uterine fibroids.  During the meeting, the FDA provided guidance for endpoints it believed acceptable for the treatment of uterine fibroids in an efficacy study and instructed the Company to submit a request for lifting the full clinical hold.  The Company plans to follow the FDA’s recommendations and submit a protocol and the request for the full hold lift in a timely fashion.  The Company believes it may be able to initiate this study in 2014.

The FDA has accepted an Investigational New Drug Application (“IND”) for vaginally delivered Proellex® and, as a result, we commenced a Phase 2 vaginal administration study for uterine fibroids in the first quarter of 2012 and reported final study results in January 2013.  We held an end of Phase 2 meeting with the FDA in May 2013, to discuss a Phase 3 study design for the vaginally delivered Proellex as a treatment for uterine fibroids. The FDA recommended that a Phase 2B study should be conducted prior to commencing a Phase 3 program.  The Company believes it may be able to initiate the Phase 2B study in 2014.

                As of December 31, 2013, we had accumulated losses of $237.6 million, approximately $75.8 million in cash and cash equivalents, and accounts payable and accrued expenses of approximately $3.6 million. On June 25, 2013, we completed a public offering of 4,312,500 shares of our common stock at a price per share of $19.00.  Net proceeds to us, after deducting underwriters’ fees and offering expenses, were approximately $76.8 million.  We anticipate that our current liquidity will be sufficient to continue the development of our product candidates through the NDA filing of both products. We continue to explore potential corporate partnering opportunities for assistance in the clinical development funding and commercialization of our products, as appropriate; however, there can be no assurance that an acceptable corporate partnering opportunity will be successfully completed or that our current liquidity will be sufficient to fund all of our product development needs.

Our Research and Development Program

Our product development pipeline, with milestone dates as expected as of the date of this report, is summarized in the table below:

Product Candidate (Indication) Androxal®	Status	Next Expected Milestone(s)
Secondary Hypogonadism	Phase 3	Complete DEXA study (Q4 2014) Complete ZA-304 and ZA-305 studies (Q4 2014)

Proellex®
Uterine Fibroids	Phase 2	Initiate a Phase 2B study (vaginal delivery) (2014) Submit Phase 2 study protocol to FDA (oral delivery) (2014)

Endometriosis	Phase 2	Fully enroll Phase 2 study (oral delivery) (2014)

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

Testosterone is an important male hormone. Testosterone deficiency in men is linked to several negative physical and mental conditions, including loss of muscle tone, reduced sexual desire and deterioration of memory and certain other cognitive functions. Testosterone production normally decreases as men age and this decline can be accelerated by obesity, sometimes leading to testosterone deficiency. The leading therapy for low testosterone is AndroGel®, a commercially available testosterone replacement cream marketed by Abbott Laboratories (“Abbott”) for the treatment of low testosterone, which we believe has had and continues to have significant sales in North America.

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

Androxal® is required to undergo the full regulatory approval process, including pivotal Phase 3 trials, long-term open label safety studies and a dual-energy X-ray absorptiometry (DEXA) study, as well as other requirements. Androxal® is closely related chemically to the drug, Clomid®, which is approved for use in women to treat certain infertility disorders. Clomid® contains both the trans and cis isomers of clomiphene citrate; Androxal® contains only the trans isomer. The FDA has indicated that testicular tumors, gynecomastia and adverse ophthalmologic events, which have been reported in males taking Clomid®, are potential risks that should be included in informed consent forms for our Androxal® clinical trials. We do not believe that Androxal® will present with the same adverse events given its reduced half-life and lack of cis isomer as compared to Clomid®. In our preclinical studies and our clinical trials to date, we have observed no evidence of any of these events except for certain ophthalmologic events in our preclinical dog study at doses significantly higher than those administered in the clinical trials.  All clinical trial results are subject to review by the FDA and the FDA may disagree with our conclusions about safety and efficacy.

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

On July 9, 2012, we announced that we reached an agreement with the FDA for the design of the pivotal efficacy studies for Androxal® for the treatment of secondary hypogonadism. The pivotal studies were conducted under an SPA. On March 27, 2013, we announced that the top-line results from our first pivotal Phase 3 study, ZA-301, met both co-primary endpoints mandated by the FDA and we announced on September 16, 2013, that we met both co-primary endpoints in the second pivotal study, ZA-302.

The 500 subject, six month, open label safety study, ZA-300, completed enrollment in February 2013 at 28 U.S. clinical sites.   On September 16, 2013, we reported top-line results of this study.  Additionally, we have completed enrollment into a one year, 150 subject DEXA study in January 2013 at 10 U.S. clinical sites. However, the Company expanded the study to 300 men to insure overall exposure requirements were met.  We anticipate top-line results from this study in the fourth quarter of 2014.

On October 22, 2013, we announced that we received guidance from the FDA instructing the Company to request a meeting to discuss the adequacy of studies ZA-301 and ZA-302.  In addition to this guidance, the FDA further noted they would allow us to run head-to-head studies against approved testosterone replacement products.  These head-to-head studies, ZA-304 and ZA-305, were initiated in January 2014.  Additionally, on February 6, 2014, we announced that we met with FDA to discuss the data requirements for Androxal®.  Following this meeting, the Company anticipates submitting an NDA for Androxal® by year end 2014.  We expect the submission to include the study reports from the completed efficacy studies ZA-301 and ZA-302, as well as studies ZA-304 and ZA-305.

Unlike testosterone replacement therapies, Androxal® maintains the normal daily rhythm of testosterone peaks and valleys. We previously conducted three studies in which 24 hour testosterone levels were obtained and, unlike topical testosterone, morning testosterone was the maximum concentration observed, consistent with the normal circadian rhythm in men. These studies provide evidence that one assessment of testosterone between 8 a.m. and 10 a.m. correlates to the maximum value of testosterone for a given subject on a given day. Additionally, we conducted one additional 24-hour study which showed that Androxal®’s action in maintaining the normal rhythm is both predictable and dose-dependent.

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

Up until the summer of 2009, all side effects exhibited in the studies were considered manageable and the benefit of Proellex® far outweighed the risk. However, in Phase 3 efficacy and larger Phase 3 safety studies in diverse populations, a small number of subjects exhibited serious adverse effects associated with elevated liver enzymes. As a result of these findings, we elected to stop the trials and the FDA subsequently placed Proellex® on full clinical hold. All women that experienced elevated liver enzymes and returned for follow-up visits returned to baseline conditions with no overnight hospitalization necessary. An analysis of all the subjects that experienced such serious adverse effects showed that the effect only occurred in a small percentage of subjects that were exposed to the 50 mg dose of the drug for any period of time. Based on these findings, we petitioned the FDA to allow us to conduct a low dose study to demonstrate both safety and signals of efficacy in low oral doses of Proellex®, up to 12 mg administered per day. The FDA upgraded the full clinical hold to a partial hold to allow the low dose study to be conducted. In addition, we are exploring vaginal delivery as an alternative administrative route to bypass first-pass liver effects and reduce systemic exposure, which is currently in a Phase 2 study.

Low Dose Oral Study

Pursuant to the terms of the partial clinical hold currently in place as a result of the liver toxicity exhibited by Proellex®, the FDA allowed us to run a single study to test low oral doses of Proellex® for signals of safety and efficacy. The study tested five different doses of Proellex® (1, 3, 6, 9 and 12 mg), with 1 mg being the first dose tested. Each dose was then compared to placebo with weekly assessments of liver function during both the placebo and drug period. Subjects were dosed with the active drug for 10 weeks, which allowed for adequate time to determine the impact of a given dose on trends in liver function. Each dose was tested in up to 12 different subjects and assessment of pharmacokinetic parameters was obtained at the start of dosing and the end of the dosing period to determine overall and maximum drug exposure for a given dose. We also monitored changes in menstrual bleeding patterns and ovulation as well as changes in endometrial thickness. The FDA required that an independent Drug Safety Monitoring Board be established and that the informed consent clearly state the liver toxicity previously experienced with Proellex®. We have completed this study and have announced that there was no evidence of elevations of liver enzymes over baseline, suggesting these lower doses avoid the type of adverse events seen at much higher doses in earlier studies.

On July 16, 2012, we announced that we held a teleconference with the FDA to discuss the development of low dose oral Proellex® as a treatment for endometriosis. Subsequently, on October 8, 2012, we announced that the FDA has agreed to reclassify the full clinical hold to a partial clinical hold on low dose oral Proellex® to allow us to conduct a Phase 2 study in the treatment of endometriosis. We initiated this 60 subject, four month active dosing study in November 2012.  To date, we have experienced difficulty enrolling subjects into this study due to changes in the current treatment of this disorder. We believe we can have this study full enrolled in 2014.

On October 31, 2013, the Company held a meeting with the FDA to discuss the clinical development plan for low dose oral Proellex® in the treatment of uterine fibroids.  During the meeting, the FDA provided guidance for endpoints it believed acceptable for the treatment of uterine fibroids in an efficacy study and instructed the Company to submit a request for lifting the full clinical hold.  The Company will follow the FDA’s recommendations and submit a protocol and the request for the full hold lift in a timely fashion.  The Company believes it may be able to initiate this study in 2014.

Vaginal Administration

We are assessing vaginal administration of Proellex® to avoid first pass liver effects and achieve higher reproductive tract concentrations of the drug while minimizing systemic exposure. We reported results from two in vivo animal studies which confirmed reduced maximum circulating concentrations of the drug when administered vaginally, as well as efficacy signals at substantially lower doses than oral administration. The FDA has accepted an IND for vaginally delivered Proellex® and, as a result, we commenced a Phase 2 vaginal administration study for uterine fibroids in the first quarter of 2012. In January 2013, we reported the final study results which indicated the 12 mg dose achieved statistically significant improvement in menstrual bleeding, uterine fibroid symptoms and reduction in fibroid volume even with the low number of subjects enrolled into the study (n=12 @ 12 mg). Based on these findings, the Company believes the 12 mg dose is appropriate for further development. We held an end of Phase 2 meeting with the FDA in May 2013, to discuss a Phase 3 study design for the vaginally delivered Proellex as a treatment for uterine fibroids. The FDA recommended that a Phase 2B study should be conducted prior to commencing a Phase 3 program.  The Company believes it may be able to initiate the Phase 2B study in 2014.

Other Products

VASOMAX® has been on partial clinical hold in the U.S. since 1998, and no further development activities are planned.

Business Strategy

We plan to focus our clinical program on (i) conducting Phase 3 secondary hypogonadism trials for Androxal®, (ii) conducting a Phase 2B vaginal administration trial for Proellex® in the treatment of uterine fibroids, (iii) conducting a Phase 2 trial for low dose oral Proellex® for endometriosis and (iv) conducting an efficacy trial for low dose oral Proellex® for uterine fibroids. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates through the NDA filing of both products.  We continue to explore potential corporate partnering opportunities for assistance in the clinical development funding and commercialization of our products, as appropriate; however, there can be no assurance that an acceptable corporate partnering opportunity will be successfully completed or that our current liquidity will be sufficient to fund all of our product development needs.

Research and Development

We have limited resources and utilize consultants and outside entities to perform clinical development and limited research activities in connection with preclinical studies and clinical trials. Our primary research and development (“R&D”) expenses for 2013 were for the payment for salaries and related employee expenses, contracted regulatory affairs activities, insurance coverage for clinical trials and prior product sales, contracted research and consulting fees, facility costs, amortization of capitalized patent costs and internal research and development supplies. We believe that these expenses will continue to be our primary R&D expenses in 2014.

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

Manufacturing

We had a supply agreement with Diagnostic Chemical Limited, doing business as BioVectra, for the supply of the bulk active pharmaceutical ingredient used in Androxal®. This agreement ran through July 2013 and the Company is currently negotiating the terms of a renewal agreement. We have obtained all of our supply of Androxal® to date from BioVectra. We have not faced any material problems with BioVectra in supplying us with necessary quantities of Androxal® for our clinical trials and anticipate utilizing them for the remainder of our clinical supply and for commercial production if Androxal® is approved for sale. Though our relationship with BioVectra remains good, we believe that alternate manufacturers capable of manufacturing Androxal® could be identified if necessary.

Gedeon Richter was our third-party manufacturer of the active pharmaceutical ingredient for Proellex®. Due to the clinical hold, we cancelled our development and supply contract with Gedeon Richter; however, we have a sufficient supply of Proellex® currently available for our current and planned clinical trial efforts. In the event we require an additional supply of Proellex®, we believe that we have maintained a good relationship with Gedeon Richter and that an agreement could be reached with Gedeon Richter to provide such supply when and if needed.

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

Therapeutic uses of our Androxal® product candidate are covered in the United States by eight issued U.S. patents and four pending patent applications.  Foreign coverage of therapeutic uses of our Androxal® product candidate includes 61 issued foreign patents and 52 foreign pending patent applications.  The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of diabetes mellitus Type 2, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men.  Androxal® (the trans-isomer of clomiphene) is purified from clomiphene citrate.  A third party individual holds two issued patents related to the use of  anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto.  We requested re-examination of one of these patents by the U.S. Patent and Trademark Office (“PTO”) based on prior art.  The patent holder amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims were patentable in view of those publications under consideration and a re-examination certificate was issued.  We subsequently filed a second request for re-examination by the PTO in light of a number of additional publications.  The request was granted and all of the claims were finally rejected by the PTO in the re-examination.  The patent holder appealed the rejections to the PTO Board of Patent Appeals and Interferences (the “PTO Board”) which ultimately reversed the rejections of several dependent claims in view of those publications under consideration.  The patent holder filed a Notice of Appeal to the Federal Circuit on September 28, 2010 contesting the rejections maintained by the PTO Board.  A decision was rendered by the Court of Appeals for the Federal Circuit on December 12, 2011, affirming the rejection of the appealed claims.  The PTO issued an Ex Parte Reexamination Certificate on April 29, 2013, canceling the rejected claims and confirming the patentability of the remaining claims.  Nevertheless, we believe that our development of Androxal® does not infringe any of the remaining claims and that all of the remaining claims are invalid on various grounds including additional prior art publications.  We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO.  If necessary, we intend to vigorously defend any and all claims that may be brought by the holder of such patents in a court of competent jurisdiction in order to develop Androxal® further.  Adverse determinations in litigation proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities, in which case we may not be able to successfully commercialize or out-license Androxal® until such patents expire or are otherwise no longer in force.

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

Our main competitors for the treatment of testosterone deficiency are the testosterone replacement therapies currently being marketed. The current standard of care is AndroGel®, a topical gel for the replacement of testosterone. AndroGel® is marketed by Abbott. There is another topical gel, Testim®, currently marketed by Auxilium Pharmaceuticals, and a transdermal patch, AndroDerm®, marketed by Watson Pharmaceuticals. Eli Lilly and Company also entered into a licensing agreement with a third party for a late stage topical testosterone treatment called Axiron®, which has recently become available in pharmacies. In addition, other companies such as QTRX Pharmaceuticals and Clarus Therapeutics, Inc. are developing other products that would compete with Androxal®. We believe we can compete with AndroGel® and the other replacement therapies because we believe that Androxal®, besides being the only late stage oral therapy, is the only drug in development that normalizes testicular function and may provide additional metabolic benefits. Based on our clinical trial supply cost to date, we currently expect that Androxal®, if approved, can compete favorably on a cost basis with current testosterone replacement therapies.

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

Litigation

See Item 3 of Part I of this Form 10-K.

Employees and Consultants

Employees

At December 31, 2013, we had 25 full-time employees. We also utilize consultants as well as contract research organizations and other outside specialty firms for various services such as preclinical and clinical trial support, manufacturing, regulatory approval advice and accounting and human resource management. We believe our relationship with our employees is good.

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

Available Information

Our Internet site (www.reprosrx.com) makes available free of charge to all interested parties our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as well as all other reports and schedules filed electronically with the Securities and Exchange Commission (the “SEC” or “Commission”), as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.  Interested parties may also find reports, proxy and information statements and other information on issuers that file electronically with the SEC at the SEC's Internet site (http://www.sec.gov).  In addition, we have made available on our Internet website under the heading “Corporate Governance” our Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers.  We intend to make available on our website any future amendments or waivers to our Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers within four business days after any such amendments or waivers.  The information on our Internet website is not part of this Form 10-K.

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

Risks Relating to Our Business

If we fail to obtain the capital necessary to fund our operations when needed, we may have to delay, reduce or eliminate our research and development programs or commercialization efforts, dispose of assets or liquidate.

We expect to make additional capital outlays and to increase operating expenditures over the next several years to support our preclinical development and clinical trial activities, particularly with respect to clinical trials for Androxal® and Proellex®. Based on our current and planned clinical programs, we anticipate that our current liquidity will be sufficient to continue the development of our product candidates through the NDA filing of both products.  However, it is possible that our clinical trial activities will be more costly and take longer than we anticipate; accordingly, there can be no assurance that additional capital will not be necessary prior to the time anticipated.  We may continue to seek additional funding through public or private financings, including equity or debt financings, and/or through other means, including collaborations and license agreements, as appropriate. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. We anticipate that if we are able to secure additional financing, that such financing will result in significant dilution of the ownership interests of our stockholders and may provide certain rights to the new investors senior to the rights of our current stockholders, including but not limited to, voting rights and rights to proceeds in the event of a sale or liquidation of the Company. We expect to continue to incur significant losses for the foreseeable future, and we may never achieve or sustain profitability. In the event that we are unable to obtain adequate financing to conduct operations, we may need to cease our business operations and begin liquidation proceedings. If we need to liquidate our assets, we would likely realize significantly less from them than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to any secured and unsecured creditors before any funds would be available to pay our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we were required to liquidate, it is highly unlikely that stockholders would receive any value for their shares.

In recent years, the general economic and capital market conditions in the United States have varied significantly and have increased the cost of capital in many circumstances, and there is no certainty that changes in these conditions that would enhance our ability to raise capital in an amount to sufficiently fund our long-term plans, will occur in 2014 or beyond. If these economic conditions continue or become worse, our future cost of equity or debt capital and access to the capital markets could be adversely affected. If we cannot raise adequate funds, we may be required to:

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

Because the data from our preclinical studies and clinical trials for our product candidates are not necessarily predictive of future results, we can provide no assurances that any of them will have favorable results in clinical trials or receive regulatory approval.

Before we can obtain regulatory approval for the commercial sale of any product candidate that we develop, we are required to complete preclinical development and extensive clinical trials in humans to demonstrate its safety and efficacy. To date, regulatory approval has not been obtained for any of our product candidates and, in fact, our product candidate Proellex® is currently on partial clinical hold with the FDA due to safety issues experienced in our earlier Phase 2 and Phase 3 clinical trials for endometriosis and uterine fibroids, respectively.

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

We have experienced significant operating losses in each fiscal year since our inception. As of December 31, 2013, we had accumulated losses of $237.6 million, approximately $75.8 million in cash and cash equivalents, and accounts payable and accrued expenses of approximately $3.6 million. On June 25, 2013, we completed a public offering of 4,312,500 shares of our common stock at a price per share of $19.00.  Net proceeds to us, after deducting underwriters’ fees and offering expenses, were approximately $76.8 million.

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

                The competition for qualified personnel in the biopharmaceutical field is intense, and our future success depends upon our ability to attract, retain and motivate highly skilled scientific, technical and managerial employees. We had only 25 full-time employees at December 31, 2013, including our President and Chief Executive Officer, Joseph S. Podolski. We are highly dependent on Mr. Podolski and our professional staff for the management of our company and the development of our technologies. Mr. Podolski has an employment agreement with us. There can be no assurance that any of these employees will remain with us through development of our current product candidates. The loss of the services of any of our employees could delay or curtail our research and product development efforts.

If our employees commit fraud or other misconduct, including noncompliance with regulatory standards and requirements and insider trading, our business may experience serious adverse consequences.

                We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws and regulations, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

We are increasingly dependent on information technology systems to operate our business and a cyber attack or other breach of our systems, or those of third parties on whom we may rely, could subject us to liability or interrupt the operation of our business.

We are increasingly dependent on information technology systems to operate our business. A breakdown, invasion, corruption, destruction or interruption of critical information technology systems by employees, others with authorized access to our systems or unauthorized persons could negatively impact operations.  In the ordinary course of business, we collect, store and transmit confidential information and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such information.  Additionally, we outsource certain elements of our information technology systems to third parties.  As a result of this outsourcing, our third party vendors may or could have access to our confidential information making such systems vulnerable.  Data breaches of our information technology systems, or those of our third party vendors, may pose a risk that sensitive data may be exposed to unauthorized persons or to the public.  While we believe that we have taken appropriate security measures to protect our data and information technology systems, and have been informed by our third party vendors that they have as well, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems, or those of our third party vendors, that could adversely affect our business.

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

Delays in the commencement of clinical trials testing of our current and potential product candidates could result in increased costs to us and delay our ability to generate revenues.

                Our product candidates will require continued extensive clinical trials prior to the submission of a regulatory application for commercial sales. Because of the nature of clinical trials, we do not know whether future planned clinical trials will begin on time, if at all. Delays in the commencement of clinical trials could significantly increase our product development costs and delay any product commercialization. In addition, many of the factors that may cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to denial of regulatory approval of a product candidate.

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

                There can be no assurance that, if our clinical trials for Androxal® and Proellex® are successfully completed, we will be able to submit an NDA to the FDA or that any NDA we submit will be approved by the FDA in a timely manner, if at all. After completing clinical trials for a product candidate in humans, a drug dossier is prepared and submitted to the FDA as an NDA, and includes all preclinical studies and clinical trial data relevant to the safety and effectiveness of the product at the suggested dose and duration of use for the proposed indication, in order to allow the FDA to review such drug dossier and to consider a product candidate for approval for commercialization in the United States.  We have announced our intentions to submit an NDA for Androxal® by the end of 2014, but there can be no assurance that we will be able to do so on that time-table or at all.  If we are unable to submit an NDA with respect to Androxal® or Proellex®, or if any NDA we submit is not approved by the FDA, we will be unable to commercialize that product. The FDA can and does reject NDAs and requires additional clinical trials, even when drug candidates achieve favorable results in large-scale Phase 3 clinical trials. If we fail to commercialize Androxal® or Proellex®, we may be unable to generate sufficient revenues to continue operations or attain profitability and our reputation in the industry and in the investment community would likely be damaged.

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

Any of our future product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.

                Adverse events, or AEs, caused by our future product candidates could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval.

                If AEs are observed in any clinical trials of our future product candidates, including those that our strategic partners may develop under our alliance agreements, our or our partners’ ability to obtain regulatory approval for product candidates may be negatively impacted.

                Further, if any of our future products, if and when approved for commercial sale, cause serious or unexpected side effects, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy;
•	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;
•	we may be required to change the way the product is administered or conduct additional clinical trials;
•	we could be sued and held liable for harm caused to patients; or
•	our reputation may suffer.

                Any of these events could prevent us or our partners from achieving or maintaining market acceptance of the affected product and could substantially increase the costs of commercializing our future products and impair our ability to generate revenues from the commercialization of these products either by us or by our strategic alliance partners.

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

Currently, we do not have the ability internally to manufacture the product candidates that we need to conduct our clinical trials. We terminated our supply agreement with Gedeon Richter for the manufacturing of Proellex® due to the clinical hold imposed by the FDA in August 2009; however, we believe that we have a sufficient supply of Proellex® currently available for our current and planned clinical trial efforts. In the event we require an additional supply of Proellex®, we believe that we have maintained a good relationship with Gedeon Richter and that an agreement could be reached with Gedeon Richter to provide such supply when and if needed, but we cannot assure you this will be the case.

We had a supply agreement with Diagnostic Chemical Limited, doing business as BioVectra, for the supply of the bulk active pharmaceutical ingredient used in Androxal®. This agreement ran through July 2013 and the Company is currently negotiating the terms of a renewal agreement. We have obtained all of our supply of Androxal® to date from BioVectra. We have not faced any material problems with BioVectra in supplying us with our necessary quantities of Androxal® for our clinical trials and anticipate utilizing them for commercial production if Androxal® is approved. The Company believes that should an issue with BioVectra arise an alternative supplier could be identified, but we cannot assure you this will be the case.

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

Risks Relating to Our Intellectual Property

A third party individual holds two issued patents related to the use of an anti-estrogen such as clomiphene citrate in the treatment of disorders related to androgen deficiency.

                We requested re-examination of one of these patents by the U.S. Patent and Trademark Office (“PTO”) based on prior art.  The patent holder amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims were patentable in view of those publications under consideration and a re-examination certificate was issued.  We subsequently filed a second request for re-examination by the PTO in light of a number of additional publications.  The request was granted and all of the claims were finally rejected by the PTO in the re-examination.  The patent holder appealed the rejections to the PTO Board of Patent Appeals and Interferences (the “PTO Board”) which ultimately reversed the rejections of several dependent claims in view of those publications under consideration.  The patent holder filed a Notice of Appeal to the Federal Circuit on September 28, 2010 contesting the rejections maintained by the PTO Board.  A decision was rendered by the Court of Appeals for the Federal Circuit on December 12, 2011, affirming the rejection of the appealed claims.  The PTO issued an Ex Parte Reexamination Certificate on April 29, 2013, canceling the rejected claims and confirming the patentability of the remaining claims.  Nevertheless, we believe that our development of Androxal® does not infringe any of the remaining claims and that all of the remaining claims are invalid on various grounds including additional prior art publications.  We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO.  If necessary, we intend to vigorously defend any and all claims that may be brought by the holder of such patents in a court of competent jurisdiction in order to develop Androxal® further.  Adverse determinations in litigation proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities, in which case we may not be able to successfully commercialize or out-license Androxal® until such patents expire or are otherwise no longer in force.

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

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

                As is common in the biotechnology and pharmaceutical industries, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that we, or our employees, independent contractors or consultants, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

The trading price of our common stock has been highly volatile. Since January 1, 2012 through February 27, 2014, the sale price of our stock price has fluctuated from a low of $3.68 to a high of $29.79. The market price for our common stock and warrants will be affected by a number of factors, including:

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

Our common stock is thinly traded and in the future, may continue to be thinly traded, and our stockholders may be unable to sell at or near asking prices or at all if they need to sell their shares to raise money or otherwise desire to liquidate such shares.

                To date, we have a low volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the fourth quarter of 2013 was approximately 525,500 shares per day. Our stockholders may be unable to sell their common stock at or near their asking prices or at all, which may result in substantial losses to our stockholders.

                The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. As noted above, our common stock may be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline significantly in the event that a large number of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

                The Tax Reform Act of 1986 provided for a limitation on the use of NOL and tax credit carryforwards following certain ownership changes that could limit the Company’s ability to utilize these NOLs and tax credits.  The limitation is generally referred to as the “section 382 limit” after the IRC section.  The issuance of stock, together with changes in stock ownership, resulted in multiple ownership changes for federal income tax purposes. During 2013, the Company completed an analysis of its section 382 limit.  Based on this analysis, the Company concluded that the amount of NOL carryforwards and the credits available to offset taxable income is limited under section 382.  Accordingly, if the Company generates taxable income in any year in excess of its then annual limitation, the Company may be required to pay federal income taxes even though it has unexpired NOL carryforwards.  Additionally, because U.S. tax laws limit the time during which NOLs and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOLs and tax credit carryforwards for federal income tax purposes.  Future public and private stock placements may create additional limitations on the Company’s NOLs, credits and other tax attributes.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

                We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock.

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

ITEM 3.          Legal Proceedings

Therapeutic uses of our Androxal product candidate are covered in the United States by eight issued U.S. patents and four pending patent applications. Foreign coverage of therapeutic uses of our Androxal product candidate includes 61 issued foreign patents and 52 foreign pending patent applications. The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of diabetes mellitus Type 2, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Androxal (the trans-isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of  anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. We requested re-examination of one of these patents by the U.S. Patent and Trademark Office (“PTO”) based on prior art. The patent holder amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims were patentable in view of those publications under consideration and a re-examination certificate was issued. We subsequently filed a second request for re-examination by the PTO in light of a number of additional publications. The request was granted and all of the claims were finally rejected by the PTO in the re-examination. The patent holder appealed the rejections to the PTO Board of Patent Appeals and Interferences (the “PTO Board”) which ultimately reversed the rejections of several dependent claims in view of those publications under consideration. The patent holder filed a Notice of Appeal to the Federal Circuit on September 28, 2010 contesting the rejections maintained by the PTO Board. A decision was rendered by the Court of Appeals for the Federal Circuit on December 12, 2011, affirming the rejection of the appealed claims. The PTO issued an Ex Parte Reexamination Certificate on April 29, 2013, cancelling the rejected claims and confirming patentability of the remaining claims. Nevertheless, we believe that our development of Androxal does not infringe any of the remaining claims and that all of the remaining claims are invalid on various grounds including additional prior art publications. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. If necessary, we intend to vigorously defend any and all claims that may be brought by the holder of such patents in a court of competent jurisdiction in order to develop Androxal further. Adverse determinations in litigation proceedings could require us to seek licenses from patent holders which may not be available on commercially reasonable terms, or at all, or may subject us to significant liabilities, in which case we may not be able to successfully commercialize or out-license Androxal until such patents expire or are otherwise no longer in force.

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

PART II

ITEM 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Nasdaq Capital Market under the symbol “RPRX”. The following table shows the high and low sale prices per share of our common stock as reported by the Nasdaq Stock Market during the periods presented

	Price Range
	High	Low
2012
First Quarter	$5.36	$3.73
Second Quarter	9.88	3.68
Third Quarter	16.37	7.82
Fourth Quarter	17.00	11.75

2013
First Quarter	$19.12	$8.42
Second Quarter	21.02	14.10
Third Quarter	29.79	18.15
Fourth Quarter	27.52	14.09

All of the foregoing prices reflect interdealer quotations, without retail mark-up, markdowns or commissions and may not necessarily represent actual transactions in the common stock.

On February 27, 2014, the last sale price of our common stock, as reported by the Nasdaq Capital Market, was $20.02 per share. On February 27, 2014, there were approximately 160 holders of record and approximately 5,100 beneficial holders of our common stock.

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

A complete description of the rights, the rights plan with Computershare Trust Company, Inc., as rights agent, and the Series One Junior Participating Preferred Stock is hereby incorporated by reference from the information appearing under the caption “Item 1. Description of the Registrant’s Securities to be Registered” contained in the Registration Statement on Form 8-A filed with the SEC on September 3, 1999, and as amended by amendments to such Registration Statement on Form 8-A/A filed with the SEC on September 11, 2002, October 31, 2002, June 30, 2005, January 10, 2008, October 10, 2008 and September 9, 2010.

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

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/08	12/09	12/10	12/11	12/12	12/13

Repros Therapeutics Inc.	100.00	7.57	7.22	11.45	37.43	43.49
NASDAQ Composite	100.00	144.84	170.58	171.34	200.03	283.43
NASDAQ Pharmaceutical	100.00	111.75	119.01	130.86	163.96	243.88

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The statement of operations data for the years ended December 31, 2013, 2012 and 2011, and the balance sheet data as of December 31, 2013 and 2012, have been derived from our financial statements, included elsewhere in this Form 10-K.  The statement of operations data for the years ended December 31, 2010 and 2009, and the balance sheet data as of December 31, 2011, 2010 and 2009 have been derived from our financial statements not included in this Form 10-K.  Our historical results are not necessarily indicative of results to be expected for any future period.  The data presented below have been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read with our financial statements, including notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

STATEMENTS OF OPERATIONS DATA:
(In thousands, except per share data)
	2013	2012	2011	2010(2)	2009(2)

Revenues and Other Income
Interest income	$9	$3	$2	$—	$4
Other income	—	—	—	421	547
Total revenues	9	3	2	421	551
Expenses:
Research and development	22,912	13,343	8,682	2,904	23,062
General and administrative	4,818	4,827	3,811	2,285	4,723
Total expenses	27,730	18,170	12,493	5,189	27,785
Net loss	$(27,721)	$(18,167)	$(12,491)	$(4,768)	$(27,234)

Net loss per share – basic and diluted (1)	$(1.33)	$(1.18)	$(1.04)	$(0.59)	$(6.28)
Shares used in loss per share calculation	20,808	15,346	11,961	8,057	4,336

(1)	See "Note 2. Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements for a description of the computation of loss per share.

(2)	The basic and diluted net loss per share and shares used in loss per share calculation have been adjusted to reflect the one-for-four reverse stock split that was effected on October 14, 2010.

BALANCE SHEET DATA:
(In thousands)
	2013	2012	2011	2010	2009

Cash, cash equivalents and marketable securities	$75,807	$24,212	$4,565	$2,957	$1,886
Total assets	78,977	26,832	6,064	4,465	2,960
Deficit accumulated during the development stage	(237,623)	(209,902)	(191,735)	(179,244)	(174,476)
Total stockholders' equity	$75,425	$23,034	$4,666	$3,167	$562

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

In December 2011, we completed a Phase 2B study of Androxal® in men with secondary hypogonadism, but naïve to testosterone treatment, at the recommendation of the Food and Drug Administration (the “FDA”). Top line results of this study demonstrated that Androxal® was generally well tolerated compared to placebo and that there were no drug related serious adverse events that led to discontinuation. We met with the FDA in May 2012 to discuss the design of pivotal Phase 3 efficacy studies for Androxal® as well as the components of the overall drug development program required for a New Drug Application (“NDA”) submission and agreed on registration requirements for Androxal® oral therapy for the treatment of secondary hypogonadism. In July 2012, we announced that we reached an agreement with the FDA for the design of the pivotal efficacy studies for Androxal® for the treatment of secondary hypogonadism. The pivotal studies were conducted under a Special Protocol Assessment (“SPA”). We have completed both Phase 3 pivotal efficacy studies.  On March 27, 2013, we announced that the top-line results from our first pivotal Phase 3 study, ZA-301, met both co-primary endpoints mandated by the FDA, and we announced on September 16, 2013, that we met both co-primary endpoints in the second pivotal study, ZA-302.  On October 22, 2013, we announced that we received guidance from the FDA instructing the Company to request a meeting to discuss the adequacy of studies ZA-301 and ZA-302.  In addition to this guidance, the FDA further noted that they would allow us to run head-to-head studies against approved testosterone replacement products. These head-to-head studies, ZA-304 and ZA-305, were initiated in January 2014.  Additionally, on February 6, 2014, we announced that we met with FDA to discuss the data requirements for Androxal®.  Following this meeting, the Company anticipates submitting an NDA for Androxal® by year end 2014.  We expect the submission to include the study reports from the completed efficacy studies ZA-301 and ZA-302, as well as studies ZA-304 and ZA-305.  Additionally, we completed a 500 subject open label safety study in February 2013 and anticipate the completion of the one year dual-energy X-ray absorptiometry (“DEXA”) study in fourth quarter of 2014.

We are also developing Proellex®, an orally administered selective blocker of the progesterone receptor in women, for the treatment of uterine fibroids and endometriosis. Uterine fibroids and endometriosis affect millions of women of reproductive age. Proellex® has shown statistically significant results in previous Phase 2 studies for endometriosis and uterine fibroids. We completed a low dose escalating study as permitted by the FDA in late 2011, to determine both signals of efficacy and safety for low oral doses of the drug. There was no evidence of elevations of liver enzymes over baseline, suggesting these lower doses avoid the type of adverse events seen at much higher doses in earlier studies. On October 8, 2012, we announced that the FDA has agreed to a reclassification of the full clinical hold to a partial clinical hold on low dose oral Proellex® to allow us to conduct a Phase 2 study in the treatment of endometriosis. We initiated this study in November 2012.  To date, we have experienced difficulty enrolling subjects into this study due to changes in the current treatment of this disorder.  We believe we can have this study full enrolled in 2014.

On October 31, 2013, the Company held a meeting with the FDA to discuss the clinical development plan for low dose oral Proellex® in the treatment of uterine fibroids.  During the meeting, the FDA provided guidance for endpoints it believed acceptable for the treatment of uterine fibroids in an efficacy study and instructed the Company to submit a request for lifting the full clinical hold.  The Company plans to follow the FDA’s recommendations and submit a protocol and the request for the full hold lift in a timely fashion.  The Company believes it may be able to initiate this study in 2014.

The FDA has accepted an Investigational New Drug Application (“IND”) for vaginally delivered Proellex® and, as a result, we commenced a Phase 2 vaginal administration study for uterine fibroids in the first quarter of 2012 and reported final study results in January 2013.  We held an end of Phase 2 meeting with the FDA in May 2013, to discuss a Phase 3 study design for the vaginally delivered Proellex as a treatment for uterine fibroids. The FDA recommended that a Phase 2B study should be conducted prior to commencing a Phase 3 program.  The Company believes it may be able to initiate the Phase 2B study in 2014.

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

As with most biotechnology companies with drug candidates in development, the path to marketing approval by the FDA and comparable foreign agencies for each such candidate is long and uncertain. The regulatory process, both domestically and abroad, is a multi-year process with no certainty when and if a drug candidate will be approved for commercial use. The development path for a particular drug candidate typically includes a variety of clinical trials. While we have a general estimate of the timeframe for our clinical trials, the actual anticipated completion dates for each of our drug candidates are uncertain due to a wide variety of risks, including those described in the risk factors in this Form 10-K.  The length of time for a clinical trial may vary substantially according to factors relating to the particular clinical trial, such as the type and intended use of the drug candidate, the clinical trial design and the ability to enroll suitable patients.  A clinical hold can also result in unpredictable delays and added costs.  We will not receive any revenue from commercial sales unless we, or a potential partner, complete the clinical trial process, obtain regulatory approval, and successfully commercialize one or more of our product candidates.  Similarly, we do not have a reasonable basis to predict when or if material net cash inflows from the commercialization and sale of our drug candidates will occur.  To date, we have not commercialized any of our drug candidates to any material extent and in fact may never do so.  For a discussion of the risks and uncertainties associated with the timing and costs of completing the development of the Company’s drug candidates, see the section titled “Risk Factors.”

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

As of December 31, 2013, we had accumulated losses of $237.6 million, approximately $75.8 million in cash and cash equivalents, and accounts payable and accrued expenses of approximately $3.6 million. On June 25, 2013, we completed a public offering of 4,312,500 shares of our common stock at a price per share of $19.00.  Net proceeds to us, after deducting underwriters’ fees and offering expenses, were approximately $76.8 million.  We anticipate that our current liquidity will be sufficient to continue the development of our product candidates through the NDA filing of both products. We continue to explore potential corporate partnering opportunities for assistance in the clinical development funding and commercialization of our products, as appropriate; however, there can be no assurance that an acceptable corporate partnering opportunity will be successfully completed or that our current liquidity will be sufficient to fund all of our product development needs.

At December 31, 2013, we had 25 full-time employees who utilize the services of contract research organizations, contract manufacturers and various consultants to assist us in performing clinical and regulatory services for the clinical development of our products.  We are substantially dependent on our various contract groups to adequately perform the activities required to obtain regulatory approval of our products.

The value of the tax asset associated with the December 31, 2013 accumulated deficit can be substantially diminished in value to us due to various tax regulations, including change in control provisions in the tax code.  For additional information relating to our net operating loss carryforward, see "Note 6. Federal Income Taxes" of the Notes to Consolidated Financial Statements.  Losses have resulted principally from costs incurred in conducting clinical trials for our product candidates, in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts. There can be no assurance that we will be able to successfully complete the transition from a development stage company to the successful introduction of commercially viable products.  Our ability to achieve profitability will depend on, among other things, successfully completing the clinical development of our products in a reasonable time frame and at a reasonable cost, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others that possess such capabilities, our and our partners' ability to realize value from our research and development programs through the commercialization of those products and raising sufficient funds to finance our activities.  There can be no assurance that we will be able to achieve profitability or that profitability, if achieved, can be sustained.  See "Item 1. Business — Risk Factors" and "Note 1. Organization and Operations" of Notes to Consolidated Financial Statements.

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

Capitalized Patent Costs

The Company capitalizes the cost associated with building its patent library for its Androxal® and Proellex® products.  As of December 31, 2013 and 2012, other assets consist of capitalized patent costs in the amount of $2.9 million and $2.2 million, respectively.  Patent costs, which include legal and application costs related to the patent portfolio, are being amortized over the lesser of the legal life of the patent (typically 20 years) or the estimated economic life of the patent.  Amortization of patent cost expense was $216,000, $152,000 and $109,000 in 2013, 2012 and 2011, respectively.  Amortization expense for the subsequent five years is estimated to be as follows: 2014: $169,000, 2015: $146,000, 2016: $118,000, 2017: $79,000 and 2018: $16,000.

Of the $2.9 million in capitalized patent costs at December 31, 2013, $1,741,000 related to Androxal® and $1,165,000 related to Proellex®.

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

Research &Development Expenses

Research and Development (“R&D”) expenses include salaries and related employee expenses, contracted regulatory affairs activities, insurance coverage for clinical trials and prior product sales, contracted research and consulting fees, facility costs and internal research and development supplies.  We expense R&D costs in the period they are incurred.  These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform research on our behalf.

Share-Based Compensation

We had one stock-based compensation plan at December 31, 2013, the 2011 Equity Incentive Plan.  Accounting standards generally require the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued.  We use the Black-Scholes option pricing model to estimate the fair value of our stock options.  Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term.  The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience.  The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options’ vesting and contractual expiration dates.  The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term.

Income Taxes

We have had net operating losses since inception and, therefore, have not been subject to federal income taxes.  We have accumulated approximately $1.4 million of research and development tax credits.  As of December 31, 2013, we had approximately $181.5 million of net operating loss (“NOL”) carryforwards for federal income tax purposes.  Additionally, approximately $12.2 million of NOLs, and approximately $838,000 of research and development tax credits, expire in 2018.  Accounting standards require the recognition of a deferred tax asset.  However, a valuation allowance must be recorded for deferred tax assets whose recovery is deemed unlikely.  As we have incurred net operating losses since inception, and there is no certainty of future revenues, our deferred tax assets have been reserved in full in the accompanying consolidated financial statements.  Additionally, during 2013, the Company completed an analysis of its section 382 limit.  Based on this analysis, the Company concluded that the amount of NOL carryforwards and the credits available to offset taxable income is limited under section 382.  Accordingly, if the Company generates taxable income in any year in excess of its then annual limitation, the Company may be required to pay federal income taxes even though it has unexpired NOL carryforwards.  Additionally, because U.S. tax laws limit the time during which NOLs and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOLs and tax credit carryforwards for federal income tax purposes.  Future public and private stock placements may create additional limitations on the Company’s NOLs, credits and other tax attributes.

Results of Operations

Comparison of Years Ended December 31, 2013 and 2012

Revenues and Other Income

Total revenues and other income increased 200% to $9,000 in 2013 as compared to $3,000 for 2012.  This increase was due to an increase in interest income due to higher cash balances.  On June 25, 2013, we completed a public offering of 4,312,500 shares of our common stock at a price per share of $19.00.  Net proceeds to us, after deducting underwriters’ fees and offering expenses, were approximately $76.8 million.

Research and Development Expenses

R&D expenses include contracted services relating to our clinical product development activities which include preclinical studies, clinical trials, regulatory affairs and bulk manufacturing scale-up activities and bulk active ingredient purchases for preclinical and clinical trials primarily relating to our two products in clinical development, Androxal® and Proellex®.  Research and development expenses also include internal operating expenses relating to our general research and development activities.  R&D expenses increased 72%, or approximately $9.6 million, to $22.9 million for the year ended 2013 as compared to $13.3 million for 2012.  Our primary R&D expenses for 2013 and 2012 are shown in the following table (in thousands):

	December 31,	December 31,
Research and Development	2013	2012	Variance	Change (%)
Androxal® clinical development	$14,791	$8,516	$6,275	74%
Proellex® clinical development	1,815	1,776	39	2%
Payroll and benefits	3,914	2,137	1,777	83%
Operating and occupancy	2,392	914	1,478	162%
Total	$22,912	$13,343	$9,569	72%

The increase in Androxal® clinical development expenses for the year ended 2013 as compared to 2012 was primarily due to the completion of the Phase 3 studies in men with secondary hypogonadism, including two pivotal studies conducted under an SPA, a six month open label safety study and the ongoing DEXA study.  Although the clinical development expenses related to Proellex® remained relatively constant, we initiated a 60 subject, Phase 2 study for the treatment of endometriosis in the fourth quarter of 2012 and completed a Phase 2 vaginal administration study for uterine fibroids in 2012.

From inception through December 31, 2013 we incurred $43.2 million for the development of Androxal® and $60.9 million for the development of Proellex®.  These accumulated costs exclude any internal operating expenses.

R&D payroll and benefits expense for both years ended December 31, 2013 and 2012 includes salaries, non-cash stock based compensation expense and fringe benefits and increased 83%, or approximately $1.8 million, to $3.9 million for 2013 as compared to $2.1 million for 2012.  This increase was primarily due to an increase in headcount, which included the addition of the Senior Vice President of Clinical and Regulatory and the Chief Medical Officer. Included in R&D payroll and benefit expense is a charge for non-cash stock based compensation expense of $1.8 million for 2013 as compared to $880,000 for 2012.

R&D operating and occupancy increased 162% or approximately $1.5 million to $2.4 million for the year ended 2013 as compared to $914,000 for 2012.  This increase was primarily due to increases in legal expenses, costs associated with our patent portfolio, other outside services and travel expenses.

General and Administrative Expenses

General and administrative expenses (“G&A”) remained constant at $4.8 million for both 2013 and 2012.  Our primary G&A expenses for 2013 and 2012 are shown in the following table (in thousands):

	December 31,	December 31,
General and Administrative	2013	2012	Variance	Change (%)
Payroll and benefits	$2,519	$3,081	$(562)	(18)%
Operating and occupancy	2,299	1,746	553	32%
Total	$4,818	$4,827	$(9)	0%

G&A payroll and benefits expense for both 2013 and 2012 includes salaries, non-cash stock based compensation expense and fringe benefits and decreased 18%, or approximately $562,000, to $2.5 million for the year ended 2013 as compared to $3.1 million for 2012.  Included in payroll and benefit expense is a charge for non-cash stock based compensation expense of $1.3 million for the year ended 2013 as compared to $1.9 million for 2012.  Additionally, salaries for both 2013 and 2012 were $1.1 million.

G&A operating and occupancy expense, which includes expenses to operate as a public company, increased 32%, or approximately $553,000, to $2.3 million for 2013 as compared to $1.7 million for 2012.  The increase was primarily due to an increase in professional services.

Comparison of Years Ended December 31, 2012 and 2011

Revenues and Other Income

Total revenues and other income increased 50% to $3,000 for 2012 as compared to $2,000 for 2011.  This increase was primarily due to an increase of $1,000 in interest income due to higher cash balances.

Research and Development Expenses

R&D expenses include contracted services relating to our clinical product development activities which include preclinical studies, clinical trials, regulatory affairs and bulk manufacturing scale-up activities and bulk active ingredient purchases for preclinical and clinical trials primarily relating to our two products in clinical development, Androxal® and Proellex®.  R&D expenses also include internal operating expenses relating to our general research and development activities.  R&D expenses increased 54%, or approximately $4.7 million, to $13.3 million for the year ended 2012 as compared to $8.7 million for 2011.  Our primary R&D expenses for 2012 and 2011 are shown in the following table (in thousands):

	December 31,	December 31,
Research and Development	2012	2011	Variance	Change (%)
Androxal® clinical development	$8,516	$5,118	$3,398	66%
Proellex® clinical development	1,776	1,008	768	76%
Payroll and benefits	2,137	1,307	830	64%
Operating and occupancy	914	1,249	(335)	(27)%
Total	$13,343	$8,682	$4,661	54%

The increase in Androxal® clinical development expenses for 2012 as compared to 2011 was primarily due to the commencement of the Phase 3 studies in men with secondary hypogonadism, including two pivotal studies being conducted under an SPA, a six month, open label safety study and a one year DEXA study.  Clinical development expenses related to Proellex® increased due to the Phase 2 vaginal administration study for uterine fibroids conducted in 2012.

From inception through December 31, 2012 we incurred $28.4 million for the development of Androxal® and $59.0 million for the development of Proellex®.  These accumulated costs exclude any internal operating expenses.

R&D payroll and benefits expense for both 2012 and 2011, includes salaries, non-cash stock based compensation expense and fringe benefits and increased 64% or approximately $830,000 to $2.1 million for 2012 as compared to $1.3 million for 2011.  This increase was primarily due to an increase in headcount. Included in payroll and benefit expense is a charge for non-cash stock based compensation expense of $880,000 for 2012 as compared to $540,000 for 2011.

R&D operating and occupancy decreased 27%, or approximately $335,000, to approximately $914,000 for 2012 as compared to $1.2 million for 2011.  This decrease was primarily due to a decrease in costs associated with our patent portfolio of approximately $242,000 and a reduction of $211,000 related to our product liability insurance premium, partially offset by an increase in consulting and other outside services of approximately $155,000 and an increase in amortization expense of $44,000.

General and Administrative Expenses

G&A expenses increased 27%, or approximately $1.0 million, to $4.8 million for 2012 as compared to $3.8 million for 2011.  Our primary G&A expenses for 2012 and 2011 are shown in the following table (in thousands):

	December 31,	December 31,
General and Administrative	2012	2011	Variance	Change (%)
Payroll and benefits	$3,081	$2,364	$717	30%
Operating and occupancy	1,746	1,447	299	21%
Total	$4,827	$3,811	$1,016	27%

G&A payroll and benefits expense for both 2012 and 2011 includes salaries, non-cash stock based compensation expense and fringe benefits and increased 30%, or approximately $717,000, to $3.1 million for 2012 as compared to $2.4 million for 2011.  Included in payroll and benefit expense is a charge for non-cash stock based compensation expense of $1.9 million for 2012 as compared to $1.7 million for 2011.  Additionally, salaries for 2012 were $1.1 million as compared to $528,000 for 2011.  The increase in salaries of approximately $526,000 was primarily due to an increase in headcount and the discontinuation of the salary reduction program put in place in August 2009.

G&A operating and occupancy expense, which includes expenses to operate as a public company, increased 21%, or approximately $299,000, to $1.7 million for 2012 as compared to $1.4 million for 2011.  The increase was primarily due to an increase in professional services.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements.

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

Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses.  We had cash and cash equivalents of approximately $75.8 million as of December 31, 2013 as compared to $24.2 million as of December 31, 2012.  Additionally, we had accounts payable and accrued expenses of $3.6 million as of December 31, 2013 as compared to $3.8 million as of December 31, 2012. All cash and cash equivalents as of December 31, 2013 and 2012 were held in an account backed by U.S. government securities.

Net cash of approximately $24.4 million, $13.5 million and $9.8 million was used in operating activities during 2013, 2012 and 2011, respectively.  The major use of cash for operating activities during 2013 was to fund our clinical development programs and associated administrative costs.  Cash used in investing activities was $911,000, $608,000 and $335,000 during 2013, 2012 and 2011, respectively.  The major use of cash for investing activities during 2013 was primarily for capitalized patent and patent application costs for Androxal® and Proellex®.  Cash provided by financing activities was $77.0 million, $33.8 million and $11.7 million during 2013, 2012 and 2011, respectively.  Cash provided by financing activities during 2013 was primarily due to the 2013 Public Offering.

We have experienced negative cash flows from operations since inception.  We will require substantial funds for R&D, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if appropriate, if the FDA or other regulatory approvals are obtained.  Based on our current and planned clinical activities, we believe that our current liquidity will be sufficient to continue the development of our product candidates through the NDA filing of both products.  It is possible that our clinical trial activities will be more costly and take longer than we anticipate; accordingly, there can be no assurance that additional capital will not be necessary prior to the time anticipated.  Our capital requirements will depend on many factors, which are discussed in detail in “Item 1A., Risk Factors” of this Form 10-K . Additionally, as discussed in Note 10, there is a third party individual patent holder that claims priority over our patent application for Androxal®.

Our results of operations may vary significantly from quarter to quarter and year to year, and depend on, among other factors, our ability to raise additional capital on acceptable terms or at all, our ability to be successful in our clinical trials, the regulatory approval process in the United States and other foreign jurisdictions and the ability to complete strategic licenses and product development agreements.  The timing of our revenues may not match the timing of our associated product development expenses.  To date, R&D expenses have usually exceeded revenue in any particular period and/or fiscal year.

Contractual Obligations and Commercial Commitments

The Company leases laboratory and office space pursuant to leases accounted for as operating leases.  The lease for the Company’s laboratory and office space expires in June 2015.  Rental expense for the years ended December 31, 2013, 2012 and 2011, was approximately $79,000, $76,000 and $68,000, respectively.  Future minimum lease payments under non-cancelable leases with original terms in excess of one year as of December 31, 2013, are as follows (in thousands):

2014	53
2015	27
Total	$80

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We had cash and cash equivalents of approximately $75.8 million as of December 31, 2013 which is primarily held in a money market mutual fund backed by U.S. government securities.  Although this cash account is subject to fluctuations in interest rates and market conditions, no significant gain or loss on this account is expected to be recognized in earnings.  We do not invest in derivative securities.

ITEM 8.  Financial Statements and Supplementary Data

The financial statements required by this item are set forth in Item 15 of this Form 10-K.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the SEC, pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Principal Executive Officer (PEO) and Principal Financial Officer (PFO), as appropriate, to allow timely decisions regarding disclosures.

Management, with the participation of our PEO and PFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our PEO and PFO have each concluded that as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the PEO and PFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Management evaluated the effectiveness of internal control over financial reporting based on the criteria in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2013.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited and issued their report on the effectiveness of our internal control over financial reporting as of December 31, 2013, which appears herein.

Changes in Internal Control

There have been no changes in our internal control over financial reporting during our quarter ended December 31, 2013 that have materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2014 annual meeting of stockholders.  Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2013.

ITEM 11. Executive Compensation

The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2014 annual meeting of stockholders.  Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2013.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2014 annual meeting of stockholders.  Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2013.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2014 annual meeting of stockholders.  Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2013.

ITEM 14.  Principal Accountant Fees and Services

The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2014 annual meeting of stockholders.  Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2013.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a)	Documents Filed as a Part of this Form 10-K.

Financial Statements	Page
Report of Independent Registered Public Accounting Firm	F-1
Reports of Independent Public Accountants	F-2
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-8
Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011 and (unaudited) from Inception (August 20, 1987) through December 31, 2013	F-9
Consolidated Statement of Stockholders' Equity (from inception)	F-10
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011 and (unaudited) from Inception (August 20, 1987) through December 31, 2013	F-17
Notes to Consolidated Financial Statements	F-18

All financial statement schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or the notes thereto.

(b)	Exhibits.

Exhibits to the Form 10-K have been included only with the copies of the Form 10-K filed with the SEC.  Upon request to the Company and payment of a reasonable fee, copies of the individual exhibits will be furnished.

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

10.22+
Employment Agreement dated August 1, 2011 by and between the Company and Katherine A. Anderson. Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on August 4, 2011 is incorporated herein by reference.

10.23+	2011 Equity Incentive Plan (Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-175641) as filed with the Commission on July 18, 2011 is incorporated herein by reference.

10.24+
Fifth Amendment to Employment Agreement dated effective December 30, 2011 by and between the Company and Joseph S. Podolski.  Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on January 4, 2012 is incorporated herein by reference.

10.25
Placement Agency Agreement dated January 26, 2012 by and between the Company and Ladenburg Thalmann & Co. Inc. Exhibit 1.1 to the Company's Current Report on Form 8-K as filed with the Commission on January 27, 2012 is incorporated herein by reference.

10.26
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

10.28
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

10.30+
Offer Letter dated February 5, 2013, by and between the Company and Joachim F. Wernicke, Ph.D., M.D. Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 8, 2013 is incorporated herein by reference.

10.31+
Employment Agreement dated March 25, 2013 (but effective March 26, 2013), by and between the Company and Jaye Thompson, Ph.D. Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on April 1, 2013 is incorporated herein by reference.

10.32
Eighth Amendment to PHS License Agreement, as amended, dated April 20, 2010 between the Company and certain agencies of the United States Public Health Service within the Department of Health and Human Services.  Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 17, 2013 is incorporated herein by reference.

10.33
Ninth Amendment to PHS License Agreement, as amended, dated June 14, 2013 between the Company and certain agencies of the United States Public Health Service within the Department of Health and Human Services.  Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on June 17, 2013 is incorporated herein by reference.

10.34
Underwriting Agreement dated June 19, 2013, by and between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the representative of several underwriters.  Exhibit 1.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 24, 2013 is incorporated herein by reference.

10.35	Form of Lock-Up Agreement. Exhibit 1.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 24, 2013 is incorporated herein by reference.

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2*	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1*
Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer) (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section.  Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2*
Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer) (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section.  Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_________________

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan.

++	Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act. Such omitted portions have been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPROS THERAPEUTICS INC.

Dated: March 14, 2014	By:	/s/ Joseph S. Podolski
Joseph S. Podolski
President and Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph S. Podolski	President, Chief Executive Officer and Director	March 14, 2014
Joseph S. Podolski	(Principal Executive Officer)

/s/ Katherine A. Anderson	Chief Financial Officer and Secretary	March 14, 2014
Katherine A. Anderson	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Nola Masterson	Chair of the Board	March 14, 2014
Nola Masterson

/s/ Daniel F. Cain	Director	March 14, 2014
Daniel F. Cain

/s/ Saira Ramasastry	Director	March 14, 2014
Saira Ramasastry

/s/ Michael Suesserman	Director	March 14, 2014
Michael Suesserman

/s/ Michael Wyllie	Director	March 14, 2014
Michael Wyllie, Ph.D.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Repros Therapeutics Inc.:

In our opinion, the accompanying consolidated balance sheets as of December 31, 2013 and 2012, the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2013, and the statements of stockholders’ equity for each of the eleven years in the period ended December 31, 2013 present fairly, in all material respects, the financial position of Repros Therapeutics Inc. and its subsidiary, a development stage company, at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits (which were integrated audits in 2013 and 2012).  We did not audit the cumulative totals of the Company for the period from August 20, 1987 (the date of inception) to December 31, 2001, which totals reflect a deficit of $75.8 million accumulated during the development stage. The cumulative totals for the period January 1, 1994 to December 31, 2001 were audited by other auditors whose report thereon has been furnished to us. Those auditors expressed unqualified opinions on the consolidated financial statements for the three years in the period ended December 31, 2001, the three years in the period ended December 31, 2000, the three years in the period ended December 31, 1999, the three years in the period ended December 31, 1998, the three years in the period ended December 31, 1997, and the three years in the period ended December 31, 1996 dated February 6, 2002, February 2, 2001, February 2, 2000, January 26, 1999, March 24, 1998, and March 11, 1997, respectively. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.

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
March 14, 2014

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

/S/ ARTHUR ANDERSEN LLP

Houston, Texas
March 11, 1997

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	December 31,	December 31,
	2013	2012
ASSETS

Current Assets
Cash and cash equivalents	$75,807	$24,212
Prepaid expenses and other current assets	189	406
Total current assets	75,996	24,618
Fixed Assets, net	75	53
Other Assets, net	2,906	2,161
Total assets	$78,977	$26,832

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$2,966	$3,240
Accrued expenses	586	558
Total current liabilities	3,552	3,798

Commitments and Contingencies (note 10)

Stockholders' Equity
Preferred Stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 75,000,000 shares authorized, 23,125,565 and 17,272,505 shares issued, respectively; 23,013,215 and 17,160,155 shares outstanding, respectively	23	17
Additional paid-in capital	314,405	234,299
Cost of treasury stock, 112,350 shares	(1,380)	(1,380)
Deficit accumulated during the development stage	(237,623)	(209,902)
Total stockholders' equity	75,425	23,034
Total liabilities and stockholders' equity	$78,977	$26,832

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)

				From Inception
				(August 20, 1987)
				through
	For the Year Ended December 31,			December 31,
	2013	2012	2011	2013
				(unaudited)
Revenues and other income
Licensing Fees	$-	$-	$-	$28,755
Product royalties	-	-	-	627
Research and development grants	-	-	-	1,219
Interest income	9	3	2	16,311
Gain on disposal of fixed assets	-	-	-	102
Other income	-	-	-	1,003
Total revenues and other income	9	3	2	48,017
Expenses
Research and development	22,912	13,343	8,682	218,171
General and administrative	4,818	4,827	3,811	57,738
Other expense	-	-	-	388
Total expenses	27,730	18,170	12,493	276,297

Loss from continuing operations	(27,721)	(18,167)	(12,491)	(228,280)
Loss from discontinued operations	-	-	-	(1,828)
Gain on disposal of discontinued operations	-	-	-	939
Net loss before cumulative effect of changes in accounting principles	(27,721)	(18,167)	(12,491)	(229,169)
Cumulative effect of changes in accounting principles	-	-	-	(8,454)
Net loss	$(27,721)	$(18,167)	$(12,491)	$(237,623)

Loss per share - basic and diluted	$(1.33)	$(1.18)	$(1.04)

Shares used in loss per share calculation:
Basic	20,808	15,346	11,961
Diluted	20,808	15,346	11,961

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

(continued)

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands except share and per share amounts)

									Deficit
									Accumulated
					Additional				During the	Total
	Preferred Stock		Common Stock		Paid-in	Deferred	Treasury Stock		Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Shares	Amount	Stage	Equity
Balance at December 31, 2011	-	$-	12,470,694	$12	$197,769	$-	112,350	$(1,380)	$(191,735)	$4,666
Stock based option compensation	-	-	-	-	2,785	-	-	-	-	2,785
Issuance of 100 shares of common stock at a share price of $5.07	-	-	100	-	-	-	-	-	-	-
Issuance of 2,463,537 shares of common stock at a share price of $4.50, net of offering costs of $777	-	-	2,463,537	3	10,307	-	-	-	-	10,310
Exercise of stock options to purchase common stock for cash ($1.33 to $10.88 per share)	-	-	16,488	-	121	-	-	-	-	121
Issuance of 54,971 shares of common stock for the cashless exercise of 95,416 stock options	-	-	54,971	-	-	-	-	-	-	-
Exercise of 121,079 Series B Warrants to purchase common stock for cash @ $2.49 per share	-	-	121,079	-	301	-	-	-	-	301
Issuance of 2,145,636 shares of common stock at a share price of $11.00, net of offering costs of $586	-	-	2,145,636	2	23,016	-	-	-	-	23,018
Net loss	-	-	-	-	-	-	-	-	(18,167)	(18,167)
Balance at December 31, 2012	-	$-	17,272,505	$17	$234,299	$-	112,350	$(1,380)	$(209,902)	$23,034
Stock based compensation	-	-	-	-	3,158	-	-	-	-	3,158
Issuance of 871,634 shares of common stock for the cashless exercise of 872,133 Series A Warrants	-	-	871,634	1	(1)	-	-	-	-	-
Issuance of 614,837 shares of common stock for the cashless exercise of 716,767 Series B Warrants	-	-	614,837	1	(1)	-	-	-	-	-
Exercise of 42,849 Series B Warrants to purchase common stock for cash @ $2.49 per share	-	-	42,849	-	107	-	-	-	-	107
Issuance of 5,407 shares of common stock for the cashless exercise of 8,332 stock options	-	-	5,407	-	-	-	-	-	-	-
Exercise of stock options to purchase common stock for cash ($10.98 to $18.74 per share)	-	-	5,833	-	83	-	-	-	-	83
Issuance of 4,312,500 shares of common stock at $19.00 per share, net of offering costs of $5.2 million	-	-	4,312,500	4	76,760	-	-	-	-	76,764
Net loss	-	-	-	-	-	-	-	-	$(27,721)	(27,721)
Balance at December 31, 2013	-	$-	23,125,565	$23	$314,405	$-	112,350	$(1,380)	$(237,623)	$75,425

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

				From Inception
				(August 20, 1987)
				through
	For the Year Ended December 31,			December 31,
	2013	2012	2011	2013
				(unaudited)
Cash Flows from Operating Activities
Net loss	$(27,721)	$(18,167)	$(12,491)	$(237,623)
Gain on disposal of discontinued operations	-	-	-	(939)
Gain on disposal of fixed assets	-	-	-	(102)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash financing costs	-	-	-	316
Noncash inventory impairment	-	-	-	4,417
Noncash patent impairment	-	-	-	2,614
Noncash other income	-	-	-	(709)
Noncash decrease in accounts payable	-	-	-	(1,308)
Depreciation and amortization	257	145	115	4,558
Noncash stock-based compensation	3,158	2,785	2,283	15,476
Common stock issued for agreement not to compete	-	-	-	200
Series B Preferred Stock issued for consulting services	-	-	-	18
Changes in operating assets and liabilities
(net effects of purchase of businesses in 1988 and 1994):
Increase in receivables	-	-	-	(199)
Increase in inventory	-	-	-	(4,447)
(Increase) decrease in prepaid expenses and other current assets	216	(307)	229	113
Increase (decrease) in accounts payable and accrued expenses	(358)	2,049	100	11,261
Net cash used in operating activities	(24,448)	(13,495)	(9,764)	(206,354)

Cash Flows from Investing Activities
Change in trading marketable securities	-	-	-	(191)
Capital expenditures	(63)	(30)	(15)	(2,486)
Purchase of other assets	(848)	(578)	(320)	(6,382)
Proceeds from sale of fixed assets	-	-	-	225
Cash acquired in purchase of FTI	-	-	-	3
Proceeds from sale of subsidiary, less $12,345 for operating losses during 1990 phase-out period	-	-	-	138
Proceeds from sale of the assets of FTI	-	-	-	2,250
Increase in net assets held for disposal	-	-	-	(213)
Net cash used in investing activities	(911)	(608)	(335)	(6,656)

Cash Flows from Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	76,764	33,328	11,704	284,195
Exercise of stock options & warrants	190	422	3	987
Proceeds from a shareholder transaction	-	-	-	327
Proceeds from issuance of preferred stock	-	-	-	23,688
Purchase of treasury stock	-	-	-	(21,487)
Proceeds from issuance of notes payable	-	-	-	2,839
Principal payments on notes payable	-	-	-	(1,732)
Net cash provided by financing activities	76,954	33,750	11,707	288,817
Net increase in cash and cash equivalents	51,595	19,647	1,608	75,807
Cash and cash equivalents at beginning of period	24,212	4,565	2,957	-
Cash and cash equivalents at end of period	$75,807	$24,212	$4,565	$75,807

The accompanying notes are an integral part of these consolidated financial statements.

1.	ORGANIZATION AND OPERATIONS:

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

As of December 31, 2013, we had accumulated losses of $237.6 million, approximately $75.8 million in cash and cash equivalents, and accounts payable and accrued expenses of approximately $3.6 million. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates through the NDA filing of both products. We continue to explore potential corporate partnering opportunities for assistance in the clinical development funding and commercialization of our products, as appropriate; however, there can be no assurance that an acceptable corporate partnering opportunity will be successfully completed or that our current liquidity will be sufficient to fund all of our product development needs.

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

OTHER ASSETS

The Company capitalizes the cost associated with building its patent library for its Androxal® and Proellex® products.  As of December 31, 2013 and 2012, other assets consist of capitalized patent costs in the amount of $2.9 million and $2.2 million respectively.  Patent costs, which include legal and application costs related to the patent portfolio, are being amortized over the lesser of the legal life of the patent (typically 20 years) or the estimated economic life of the patent.  Amortization of patent cost expense was $216,000, $152,000 and $109,000 in 2013, 2012 and 2011, respectively. Amortization expense for the subsequent five years is estimated to be as follows: 2014: $169,000, 2015: $146,000, 2016: $118,000, 2017: $79,000 and 2018: $16,000.

Of the $2.9 million in capitalized patent costs at December 31, 2013, $1,741,000 related to Androxal® and $1,165,000 related to Proellex®.

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

RESEARCH AND DEVELOPMENT EXPENSE

Research and development (“R&D”) expenses include salaries and related employee expenses, contracted regulatory affairs activities, insurance coverage for clinical trials and prior product sales, contracted research and consulting fees, facility costs, amortization of capitalized patent costs and internal research and development supplies.  We expense R&D costs in the period they are incurred.  These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform research on our behalf.

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

SHARE-BASED COMPENSATION

We had one stock-based compensation plan at December 31, 2013, the 2011 Equity Incentive Plan.  Accounting for stock based compensation generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued.  We use the Black-Scholes option pricing model to estimate the fair value of our stock options.  Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term.  The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience.  The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options' vesting and contractual expiration dates.  The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option's expected term.

INCOME TAXES

Our net operating losses from inception to date have resulted principally from costs incurred in conducting clinical trials and in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts.  We have recorded a deferred tax asset for our net operating losses (“NOL”); however, as the Company has incurred net operating losses since inception, and since there is no certainty of future profits, a valuation allowance has been provided in full on our deferred tax assets in the accompanying consolidated financial statements.  Additionally, during 2013, the Company completed an analysis of its section 382 limit.  Based on this analysis, the Company concluded that the amount of NOL carryforwards and the credits available to offset taxable income is limited under section 382.  Accordingly, if the Company generates taxable income in any year in excess of its then annual limitation, the Company may be required to pay federal income taxes even though it has unexpired NOL carryforwards.  Additionally, because U.S. tax laws limit the time during which NOLs and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOLs and tax credit carryforwards for federal income tax purposes.  Future public and private stock placements may create additional limitations on the Company’s NOLs, credits and other tax attributes.

3.	FIXED ASSETS:

Fixed assets are as follows (in thousands):

	December 31,
	2013	2012
Laboratory equipment	$20	$20
Office equipment	101	79
Furniture and fixtures	18	10
Leasehold improvements	77	45
Total fixed assets	216	154
Less — Accumulated depreciation and amortization	141	101
Net Fixed Assets	$75	$53

Depreciation was $40,000, $17,000 and $6,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  Additionally, in 2012 we disposed of fully depreciated office equipment with an original cost of approximately $24,000.

4.	OPERATING LEASES:

The Company leases laboratory and office space, pursuant to leases accounted for as operating leases.  The lease for the Company’s laboratory and office space expires in June 2015.  Rental expense for the years ended December 31, 2013, 2012 and 2011, was approximately $79,000, $76,000 and $68,000, respectively.  Future minimum lease payments under non-cancelable leases with original terms in excess of one year as of December 31, 2013, are as follows (in thousands):

2014	53
2015	27
Total	$80

5.	ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	December 31,
	2013	2012
Personnel related costs	$196	$30
Patent costs	188	245
Other	113	91
Research and development costs	89	192
Total	$586	$558

6. FEDERAL INCOME TAXES:

The Company has had net operating losses since inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2013, the Company has accumulated approximately $1.4 million of research and development tax credits.  As of December 31, 2013, the Company had approximately $181.5 million of NOL carryforwards for federal income tax purposes.  Additionally, approximately $12.2 million of NOLs and approximately $838,000 of research and development tax credits will expire in 2018.  The NOL’s will expire from 2018 through 2033.  The research and development credits will expire from 2018 through 2022.

The Tax Reform Act of 1986 provided for a limitation on the use of NOL and tax credit carryforwards following certain ownership changes that could limit the Company’s ability to utilize these NOLs and tax credits.  The limitation is generally referred to as the “section 382 limit” after the IRC section.  The issuance of stock, together with changes in stock ownership, resulted in multiple ownership changes for federal income tax purposes. During 2013, the Company completed an analysis of its section 382 limit.  Based on this analysis, the Company concluded that the amount of NOL carryforwards and the credits available to offset taxable income is limited under section 382.  Accordingly, if the Company generates taxable income in any year in excess of its then annual limitation, the Company may be required to pay federal income taxes even though it has unexpired NOL carryforwards.  Additionally, because U.S. tax laws limit the time during which NOLs and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOLs and tax credit carryforwards for federal income tax purposes.  Future public and private stock placements may create additional limitations on the Company’s NOLs, credits and other tax attributes.

The Company’s net operating losses from inception to date have resulted principally from costs incurred in conducting clinical trials and in research and development activities related to efforts to develop products and from the associated administrative costs required to support those efforts.  The Company has recorded a deferred tax asset for its net operating losses; however, as the Company has incurred operating losses since inception, and since there is no certainty of future profits, a valuation allowance has been provided in full on the deferred tax assets in the accompanying consolidated financial statements.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2013	2012
Net operating loss carryforwards	$61,714	$53,181
Research and development tax credits	1,384	1,384
Inventory reserve	1,510	1,510
Total deferred tax assets	64,608	56,075

Capitalized patent costs	(988)	(735)
Total deferred tax liabilities	(988)	(735)

Less — Valuation allowance	(63,620)	(55,340)
Net deferred tax assets	$—	$—

The Company adopted FIN 48 in 2007.  The Company has no unrecognized tax benefits that should be accrued under FIN 48.  The Company’s policy is to record interest and penalties on income taxes as a component of the income tax provision.

The Company’s only taxing jurisdictions are the United States and Texas.  The Company’s tax years from 1998 to the present remain open for federal examination due to the net operating loss carryforwards.  Texas has a four year statute of limitations so that returns filed since 2010 remain open for state examination.

7.             STOCKHOLDERS’ EQUITY:

OFFERINGS

On June 25, 2013, we completed a public offering of 4,312,500 shares of our common stock at a price per share of $19.00.  Net proceeds to us, after deducting underwriters’ fees and offering expenses, were approximately $76.8 million.

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

On February 8, 2011, we completed an underwritten public offering of 690,000 units (including the exercise of the underwriter’s over-allotment option), consisting of an aggregate of 2,760,000 shares of our common stock, Series A Warrants to purchase 2,070,000 shares of our common stock and Series B Warrants to purchase 1,690,500 shares of our common stock, at a price per unit of $17.15. Each unit consisted of four shares of our common stock, Series A Warrants exercisable for three shares of our common stock at an exercise price of $0.01 per share and Series B Warrants exercisable for 2.45 shares of our common stock at an exercise price of $2.49 per share. Net proceeds to us, after the underwriting discount and offering expenses, were approximately $10.7 million.  The fair value of the Series A and Series B Warrants was determined using a Black-Scholes model with the following assumptions: risk-free interest rate of 0.18%; no dividend yield; volatility of 131.66% and an expected term of six months.  This resulted in a fair value of the Series A and Series B Warrants of approximately $5.4 million and a fair value of the common stock of approximately $5.3 million, which has been recorded in Additional Paid-In Capital on our Condensed Consolidated Balance Sheet.  As of December 31, 2013, 1,192,364 shares of our common stock have been issued from the exercise of the Series A Warrants at $0.01 per share and 778,765 shares of our common stock have been issued from the exercise of the Series B Warrants at $2.49 per share.   The Series A and B Warrants have a five year term from the date of issuance.  The Series B Warrants are callable by the Company in the event that the Company’s stock trades at $8.00 or more for a period of 20 trading days over any consecutive 30 trading day period.  As of the date of this filing, our common stock reached this price threshold, however, we have not yet required the exercise of the Series B Warrants pursuant to this provision.  The Series A and B Warrants are also exercisable on a cashless basis.  In addition, in no event may the Warrants be exercised if the holder would own 20% or more of the outstanding shares of the Company’s common stock following the exercise.

   LOSS PER SHARE

The following table presents information necessary to calculate loss per share for the three years ended December 31, 2013, 2012 and 2011 (in thousands, except per share amounts):

	2013	2012	2011
Net loss	$(27,721)	$(18,167)	$(12,491)
Weighted average common shares outstanding	20,808	15,346	11,961
Basic loss per share	$(1.33)	$(1.18)	$(1.04)
Weighted average common and dilutive potential common shares outstanding:
Weighted average common shares outstanding	20,808	15,346	11,961
Assumed exercise of stock options	—	—	—
	20,808	15,346	11,961
Diluted earnings per share	$(1.33)	$(1.18)	$(1.04)

Other potential common stock of 4,031,793, 5,204,374 and 5,399,773, common shares underlying stock options and warrants for the periods ended December 31, 2013, 2012 and 2011, respectively, were excluded from the above calculation of diluted loss per share because such issuance would have been anti-dilutive.  Potential common stock for the period ended December 31, 2013, includes Series A Warrants issued in our February 8, 2011 public offering to purchase 877,137 shares of our common stock at an exercise price of $0.01.  Potential common stock for both periods ended December 31, 2012 and 2011, includes Series A Warrants to purchase 1,749,270 shares of our common stock.  Additionally, potential common stock for periods ended December 31, 2013, 2012 and 2011 includes Series B Warrants issued in our February 8, 2011 public offering to purchase 809,805, 1,569,421 and 1,690,500 shares, respectively, of our common stock at an exercise price of $2.49.

8. STOCK OPTION PLANS:

As of December 31, 2013, there were 1,037,196 options available to grant under the 2011 Equity Incentive Plan.  Typically, options are granted with an exercise price per share which is equal to the fair market value per share of common stock on the date of grant.  Vesting provisions for each grant are determined by the board of directors and typically vest over a three year period.  All options expire no later than the tenth anniversary of the grant date.

A summary of the status of the Company’s outstanding options at December 31, 2013, 2012, and 2011 and changes during the years then ended is presented in the tables below:

			Remaining
			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Stock	Exercise	Term	Intrinsic Value
	Options	Price	(Years)	(In Thousands)
Outstanding at December 31, 2010	613,869	12.53
Granted	1,472,845	4.83
Exercised	(63,225)	4.08
Forfeited/cancelled	(63,486)	19.50

Outstanding at December 31, 2011	1,960,003	6.79
Granted	246,000	10.08
Exercised	(111,904)	4.08
Forfeited/cancelled	(208,416)	9.69

Outstanding at December 31, 2012	1,885,683	6.92
Granted	505,000	13.37
Exercised	(14,165)	10.31
Forfeited/cancelled	(31,667)	11.87

Outstanding at December 31, 2013	2,344,851	8.22	7.27	$23,635.3
Exercisable at December 31, 2013	1,753,762	7.21	6.75	$19,449.9

The following table summarizes information about stock options outstanding at December 31, 2013:

			Weighted	Weighted		Weighted
			Average	Average		Average
		Number	Remaining	Exercise	Number	Exercise
Range Of Exercise Prices		Outstanding	Life	Price	Exercisable	Price

$1.33 to	$4.00	258,138	6.4	$2.31	258,138	$2.31
4.01 to	5.00	858,147	7.2	4.50	768,974	4.50
5.01 to	10.00	609,908	7.9	6.80	412,818	6.24
10.01 to	21.00	550,158	7.5	14.15	245,332	12.73
28.00 to	50.80	68,500	3.6	42.13	68,500	42.13
		2,344,851			1,753,762

The intrinsic value of options exercised during the years ended December 31, 2013 and December 31, 2012 was approximately $144,000 and $871,000, respectively.

Stock-based compensation is outlined in the following table (in thousands):

	2013	2012	2011
R&D expense	$1,839	$880	$540
G&A expense	1,319	1,905	1,743
Total expense	$3,158	$2,785	$2,283

At December 31, 2013, there was approximately $4.8 million of total unrecognized compensation cost related to non-vested stock options.  This compensation cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

Estimated fair values of stock options granted have been determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	2013	2012	2011
Risk-free interest rate	1.5%	0.97%	1.95%
Expected term	7 years	6 years	6 years
Volatility	94%	95%	92%
Dividend yield	—	—	—
Fair value	$10.53	$7.75	$4.30

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

Therapeutic uses of our Androxal® product candidate are covered in the United States by eight issued U.S. patents and four pending patent applications.  Foreign coverage of therapeutic uses of our Androxal® product candidate includes 61 issued foreign patents and 52 foreign pending patent applications.  The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of diabetes mellitus Type 2, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men.  Androxal® (the trans-isomer of clomiphene) is purified from clomiphene citrate.  A third party individual holds two issued patents related to the use of anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto.  We requested re-examination of one of these patents by the U.S. Patent and Trademark Office (“PTO”) based on prior art.  The patent holder amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims were patentable in view of those publications under consideration and a re-examination certificate was issued.  We subsequently filed a second request for re-examination by the PTO in light of a number of additional publications.  The request was granted and all of the claims were finally rejected by the PTO in the re-examination.  The patent holder appealed the rejections to the PTO Board of Patent Appeals and Interferences (the “PTO Board”) which ultimately reversed the rejections of several dependent claims in view of those publications under consideration.  The patent holder filed a Notice of Appeal to the Federal Circuit on September 28, 2010 contesting the rejections maintained by the PTO Board.  A decision was rendered by the Court of Appeals for the Federal Circuit on December 12, 2011, affirming the rejection of the appealed claims.  The PTO issued an Ex Parte Reexamination Certificate on April 29, 2013, canceling the rejected claims and confirming the patentability of the remaining claims. Nevertheless, we believe that our development of Androxal® does not infringe any of the remaining claims and that all of the remaining claims are invalid on various grounds including additional prior art publications.  We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO.  If necessary, we intend to vigorously defend any and all claims that may be brought by the holder of such patents in a court of competent jurisdiction in order to develop Androxal® further.  Adverse determinations in litigation proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities, in which case we may not be able to successfully commercialize or out-license Androxal® until such patents expire or are otherwise no longer in force.

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

11.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013

	(In thousands except per share amounts)
Revenues and other income:
Interest income	$1	$1	$3	$4
Total revenues and other income	1	1	3	4
Expenses:
Research and development	6,308	6,037	4,786	5,781

General and administrative	1,067	1,171	1,215	1,365
Total expenses	7,375	7,208	6,001	7,146
Net loss	$(7,374)	$(7,207)	$(5,998)	$(7,142)

Net loss per share – basic and diluted	$(0.41)	$(0.38)	$(0.26)	$(0.31)
Shares used in loss per share calculation	18,182	18,958	23,006	23,012

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012

	(In thousands except per share amounts)
Revenues and other income:
Interest income	$—	$—	$1	$2
Total revenues and other income	—	—	1	2
Expenses:
Research and development	1,466	2,178	3,131	6,568

General and administrative	973	922	1,453	1,479
Total expenses	2,439	3,100	4,584	8,047
Net loss	$(2,439)	$(3,100)	$(4,583)	$(8,045)

Net loss per share – basic and diluted	$(0.17)	$(0.21)	$(0.30)	$(0.47)
Shares used in loss per share calculation	13,983	14,826	15,422	17,134

