Form 10-Q
period 2014-03-31
REPROS THERAPEUTICS INC.
filed 2014-05-12
CIK 897075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 2, 2014, there were outstanding 23,097,412 shares of Common Stock, par value $.001 per share, of the Registrant.

REPROS THERAPEUTICS INC.

(A development stage company)

For the Quarter Ended March 31, 2014

INDEX

Page
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS	3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	4

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	5
Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 and from Inception (August 20, 1987) through March 31, 2014	6
Unaudited Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2014 and 2013	7
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and from Inception (August 20, 1987) through March 31, 2014	8
Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	24

SIGNATURES	25

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "may," "anticipate," "believe," "expect," "estimate," "project," "suggest," "intend" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, suggested or intended. These risks and uncertainties include risks associated with the Company's ability to continue as a going concern and to continue to be able to raise additional capital on acceptable terms or at all in order to have available funding for the continued development of Androxal® and Proellex®; the success of the clinical trials for Androxal® and Proellex®; uncertainty related to the Company's ability to obtain approval of the Company's products by the Food and Drug Administration, or FDA, and regulatory bodies in other jurisdictions; uncertainty relating to the Company's patent portfolio; and other risks and uncertainties described in the Company's filings with the Securities and Exchange Commission. For additional discussion of such risks, uncertainties and assumptions, see "Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included elsewhere in this quarterly report on Form 10-Q and “Item 1A. Risk Factors” to Part I of Form 10-K for the fiscal year ended December 31, 2013.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

The following unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair statement of the interim periods presented have been included. The year-end balance sheet data was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands except share and per share amounts)

	March 31,	December 31,
	2014	2013

ASSETS

Current Assets
Cash and cash equivalents	$68,012	$75,807
Prepaid expenses and other current assets	583	189
Total current assets	68,595	75,996
Fixed assets, net	64	75
Other assets, net	3,150	2,906
Total assets	$71,809	$78,977

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$3,362	$2,966
Accrued expenses	547	586
Total current liabilities	3,909	3,552

Commitments & Contingencies (note 6)

Stockholders' Equity
Undesignated Preferred Stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 75,000,000 shares authorized, 23,209,762 and 23,125,565 shares issued, respectively; 23,097,412 and 23,013,215 shares outstanding, respectively	23	23
Additional paid-in capital	315,429	314,405
Cost of treasury stock, 112,350 shares	(1,380)	(1,380)
Deficit accumulated during the development stage	(246,172)	(237,623)
Total stockholders' equity	67,900	75,425
Total liabilities and stockholders' equity	$71,809	$78,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except per share amounts)

			From Inception
			(August 20, 1987)
			through
	Three Months Ended March 31,		March 31,
	2014	2013	2014

Revenues and other income
Licensing fees	$-	$-	$28,755
Product royalties	-	-	627
Research and development grants	-	-	1,219
Interest income	2	1	16,313
Gain on disposal of fixed assets	-	-	102
Other Income	-	-	1,003
Total revenues and other income	2	1	48,019
Expenses
Research and development	7,325	6,308	225,496
General and administrative	1,226	1,067	58,964
Other Expense	-	-	388
Total expenses	8,551	7,375	284,848

Loss from continuing operations	(8,549)	(7,374)	(236,829)
Loss from discontinued operations	-	-	(1,828)
Gain on disposal of discontinued operation	-	-	939
Net loss before cumulative effect of change in accounting principle	(8,549)	(7,374)	(237,718)
Cumulative effect of change in accounting principle	-	-	(8,454)
Net loss	$(8,549)	$(7,374)	$(246,172)

Loss per share - basic and diluted	$(0.37)	$(0.41)

Shares used in loss per share calculation:
Basic	23,033	18,182
Diluted	23,033	18,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited and in thousands except share and per share amounts)

						Deficit
						Accumulated
			Additional			During the	Total
	Common Stock		Paid-in	Treasury Stock		Development	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Stage	Equity
Balance at December 31, 2013	23,125,565	$23	$314,405	112,350	$(1,380)	$(237,623)	$75,425
Stock based compensation	-	-	920	-	-	-	920
Issuance of 69,197 shares of common
stock for the cashless exercise of 91,664 stock options	69,197	-	-	-	-	-	-
Exercise of stock options to purchase
common stock stock for cash ($1.56 to $9.60 per share)	15,000	-	104	-	-	-	104
Net loss	-	-	-	-	-	(8,549)	(8,549)
Balance at March 31, 2014	23,209,762	$23	$315,429	112,350	$(1,380)	$(246,172)	$67,900

Balance at December 31, 2012	17,272,505	$17	$234,299	112,350	$(1,380)	$(209,902)	$23,034
Stock based compensation	-	-	629	-	-	-	629
Issuance of 871,634 shares of common
stock for the cashless exercise of 872,133 Series A Warrants	871,634	1	(1)	-	-	-	-
Issuance of 612,197 shares of common
stock for the cashless exercise of 713,741 Series B Warrants	612,197	1	(1)	-	-	-	-
Net loss	-	-	-	-	-	(7,374)	(7,374)
Balance at March 31, 2013	18,756,336	$19	$234,926	112,350	$(1,380)	$(217,276)	$16,289

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

			From Inception
			(August 20, 1987)
			through
	Three Months Ended March 31,		March 31,
	2014	2013	2014

Cash Flows from Operating Activities
Net loss	$(8,549)	$(7,374)	$(246,172)
Gain on disposal of discontinued operations	-	-	(939)
Gain on disposal of fixed assets			(102)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash financing costs	-	-	316
Noncash inventory impairment	-	-	4,417
Noncash patent impairment	-	-	2,614
Noncash other income			(709)
Noncash decrease in accounts payable	-	-	(1,308)
Depreciation and amortization	58	53	4,616
Noncash stock-based compensation	920	629	16,396
Common stock issued for agreement not to compete	-	-	200
Series B Preferred Stock issued for consulting services	-	-	18
Changes in operating assets and liabilities
(net effects of purchase of businesses in 1988 and 1994):
Increase in receivables	-	-	(199)
Increase in inventory	-	-	(4,447)
(Increase) decrease in prepaid expenses and other current assets	(393)	51	(280)
Increase (decrease) in accounts payable and accrued expenses	350	(121)	11,611
Net cash used in operating activities	(7,614)	(6,762)	(213,968)

Cash Flows from Investing Activities
Change in trading marketable securities	-	-	(191)
Capital expenditures	-	(45)	(2,486)
Purchase of other assets	(285)	(255)	(6,667)
Proceeds from sale of fixed assets	-	-	225
Cash acquired in purchase of FTI	-	-	3
Proceeds from sale of subsidiary, less $12,345 for operating losses during 1990 phase-out period	-	-	138
Proceeds from sale of the assets of FTI	-	-	2,250
Increase in net assets held for disposal	-	-	(213)
Net cash used in investing activities	(285)	(300)	(6,941)

Cash Flows from Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	-	-	284,195
Exercise of stock options & warrants	104	-	1,091
Proceeds from a shareholder transaction	-	-	327
Proceeds from issuance of preferred stock	-	-	23,688
Purchase of treasury stock	-	-	(21,487)
Proceeds from issuance of notes payable	-	-	2,839
Principal payments on notes payable	-	-	(1,732)
Net cash provided by financing activities	104	-	288,921
Net increase (decrease) in cash and cash equivalents	(7,795)	(7,062)	68,012
Cash and cash equivalents at beginning of period	75,807	24,212	-
Cash and cash equivalents at end of period	$68,012	$17,150	$68,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

NOTE 1 — Organization, Operations and Liquidity

Repros Therapeutics Inc. (the “Company,” “RPRX,” “Repros,” or “we,” “us” or “our”) was organized on August 20, 1987. We are a development stage biopharmaceutical company focused on the development of new drugs to treat hormonal and reproductive system disorders.

Our primary product candidate, Androxal®, is a single isomer of clomiphene citrate and is an orally active proprietary small molecule compound. We are developing Androxal® for men of reproductive age with low testosterone levels. Androxal® treats the underlying mechanism that causes secondary hypogonadism and restores normal testicular function. We have completed two pivotal Phase 3 efficacy studies and we are currently conducting two Phase 3 studies, ZA-304 and ZA-305, against approved testosterone replacement products.

Proellex®, our product candidate for female reproductive health, is a new chemical entity that acts as a selective blocker of the progesterone receptor and is being developed for the treatment of symptoms associated with uterine fibroids and endometriosis. We completed a dose escalating study to demonstrate both safety and efficacy signals in low oral doses of Proellex® and we are conducting a Phase 2 study in the treatment of endometriosis. Additionally, the Food and Drug Administration has accepted an Investigational New Drug Application for vaginally delivered Proellex®. As a result, we completed a Phase 1/2 vaginal administration study for uterine fibroids.

Our product development pipeline, with dates as expected as of the date of this report, is summarized in the table below:

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

As of March 31, 2014, we had accumulated losses of $246.2 million, approximately $68.0 million in cash and cash equivalents, and accounts payable and accrued expenses of approximately $3.9 million, in the aggregate. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates through the New Drug Application filing of both products. We continue to explore potential corporate partnering opportunities for assistance in the clinical development funding and commercialization of our products, as appropriate; however, there can be no assurance that an acceptable corporate partnering opportunity will be successfully completed or that our current liquidity will be sufficient to fund all of our product development needs.

NOTE 2 — Patents and Patent Applications

As of March 31, 2014, the Company had approximately $3,150,000 in capitalized patent and patent application costs reflected on its balance sheet. Of this amount, $1,844,000 relates to Androxal® and $1,306,000 relates Proellex®.

Should the Company not continue development of either drug candidate or should the Company not continue as a going concern, the remaining capitalized patent costs may not be recoverable, which would result in charges to operating results in future periods.

NOTE 3 — Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2014	December 31, 2013

Research and development costs	$234	$89
Patent costs	224	188
Personnel related costs	42	196
Other	47	113
Total	$547	$586

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

The following table presents information necessary to calculate loss per share for the three month periods ended March 31, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013

Net loss	$(8,549)	$(7,374)
Average common shares outstanding	23,033	18,182
Basic and diluted loss per share	$(0.37)	$(0.41)

Potential common stock of 4,086,885 and 3,968,500 common shares underlying stock options and warrants for the periods ended March 31, 2014 and 2013, respectively, were excluded from the above calculation of diluted loss per share because they were anti-dilutive. Other potential common stock at March 31, 2014 includes Series A Warrants to purchase 877,137 shares of our common stock at an exercise price of $0.01 and Series B Warrants to purchase 809,805 shares of our common stock at an exercise price of $2.49 issued in our February 8, 2011 public offering. Other potential common stock at March 31, 2013 includes Series A Warrants to purchase 877,137 shares of our common stock at an exercise price of $0.01 and Series B Warrants to purchase 855,680 shares of our common stock at an exercise price of $2.49 issued in our February 8, 2011 public offering.

NOTE 5 — Stock-Based Compensation

During the three month period ended March 31, 2014, the Compensation Committee of the Company’s Board of Directors approved grants of options to purchase 273,000 shares of our common stock to employees under the 2011 Equity Incentive Plan. All of these options vest over a three year period. Additionally, during the three month period ended March 31, 2014, 111,244 options either expired or were forfeited.

NOTE 6 — Commitments and Contingencies

Therapeutic uses of our Androxal® product candidate are covered in the United States by nine issued U.S. patents and five pending patent applications. Foreign coverage of therapeutic uses of our Androxal® product candidate includes 66 issued foreign patents and 65 foreign pending patent applications. The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of diabetes mellitus Type 2, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Androxal® (the trans-isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of anti-estrogen such as clomiphene citrate and others for use in the treatment of disorders related to androgen deficiency. We requested re-examination of one of these patents by the U.S. Patent and Trademark Office (“PTO”) based on prior art. The patent holder amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims were patentable in view of those publications under consideration and a re-examination certificate was issued. We subsequently filed a second request for re-examination by the PTO in light of a number of additional publications. The request was granted and all of the claims were finally rejected by the PTO in the re-examination. The patent holder appealed the rejections to the PTO Board of Patent Appeals and Interferences (the “PTO Board”) which ultimately reversed the rejections of several dependent claims in view of those publications under consideration. The patent holder filed a Notice of Appeal to the Federal Circuit on September 28, 2010 contesting the rejections maintained by the PTO Board. A decision was rendered by the Court of Appeals for the Federal Circuit on December 12, 2011, affirming the rejection of the appealed claims. The PTO issued an Ex Parte Reexamination Certificate on April 29, 2013, canceling the rejected claims and confirming the patentability of the remaining claims. Nevertheless, we believe that our development of Androxal® does not infringe any of the remaining claims and that all of the remaining claims are invalid on various grounds including additional prior art publications. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. If necessary, we intend to vigorously defend any and all claims that may be brought by the holder of such patents in a court of competent jurisdiction in order to develop Androxal® further. Adverse determinations in litigation proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities, in which case we may not be able to successfully commercialize or out-license Androxal® until such patents expire or are otherwise no longer in force.

On July 19, 2013, we received a letter from Dr. Harry Fisch threatening to file a lawsuit against us and two of our executive officers (Joseph S. Podolski, President and Chief Executive Officer and Ron Wiehle, Executive Vice President), seeking addition of Dr. Harry Fisch as an inventor on three of our patents, U.S. Patent Nos. 7,173,064, 7,737,185 and 7,759,360, covering therapeutic uses of Androxal®. We believe that these allegations are without merit and on August 2, 2013, we commenced a lawsuit against Dr. Fisch in the U.S. District Court for the Southern District of Texas seeking a declaratory judgment that he should not be added as an inventor to any of these patents. On October 2, 2013, Dr. Fisch filed his answer and counterclaims to our complaint. Dr. Fisch asserted counterclaims seeking correction of inventorship of the three patents at issue to name Dr. Fisch as a co-inventor of the applications leading these patents. Dr. Fisch subsequently stipulated that he does not claim to be a co-inventor of U.S. Patent No. 7,173,064. Dr. Fisch also seeks reasonable attorney’s fees. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome.

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

On October 31, 2013, the Company held a meeting with the FDA to discuss the clinical development plan for low dose oral Proellex® in the treatment of uterine fibroids. During the meeting, the FDA provided guidance for endpoints it believed acceptable for the treatment of uterine fibroids in an efficacy study and instructed the Company to submit a request for lifting the full clinical hold. The Company plans to follow the FDA’s recommendations and submit a protocol and the request for the full hold lift in a timely fashion. The Company believes it may be able to initiate this study in 2014. Additionally, on March 17, 2014, we announced that the FDA indicated that we may proceed to conduct Phase 1 and Phase 2 studies of low dose oral Proellex® for endometriosis and uterine fibroids while remaining on partial clinical hold. This guidance indicated that the highest allowed dose will be 12 mg daily.

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

Our Research and Development Program

 Our product development pipeline, with milestone dates as expected as of the date of this report, is summarized in the table below:

Product Candidate (Indication) Androxal®	Status	Next Expected Milestone(s)
Secondary Hypogonadism	Phase 3	Complete DEXA study (Q4 2014) Complete ZA-304 and ZA-305 (Q4 2014)

Proellex®
Uterine Fibroids	Phase 2	Initiate a Phase 2B study (vaginal delivery) (2014) Submit Phase 2 study protocol to FDA (oral delivery) (2014)

Endometriosis	Phase 2	Fully enroll Phase 2 study (oral delivery) (2014)

As of March 31, 2014, we had accumulated losses of $246.2 million, approximately $68.0 million in cash and cash equivalents, and accounts payable and accrued expenses of approximately $3.9 million, in the aggregate. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates through the NDA filing of both products. We continue to explore potential corporate partnering opportunities for assistance in the clinical development funding and commercialization of our products, as appropriate; however, there can be no assurance that an acceptable corporate partnering opportunity will be successfully completed or that our current liquidity will be sufficient to fund all of our product development needs.

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

Androxal® is required to undergo the full regulatory approval process, including pivotal Phase 3 trials, long-term open label safety studies and a dual-energy X-ray absorptiometry (DEXA) study, as well as other requirements. Androxal® is closely related chemically to the drug Clomid®, which is approved for use in women to treat certain infertility disorders. Clomid® contains both the trans and cis isomers of clomiphene citrate; Androxal® contains only the trans isomer. The FDA has indicated that testicular tumors, gynecomastia and adverse ophthalmologic events, which have been reported in males taking Clomid®, are potential risks that should be included in informed consent forms for our Androxal® clinical trials. We do not believe that Androxal® will present with the same adverse events given its reduced half-life and lack of cis isomer as compared to Clomid®. In our preclinical studies and our clinical trials to date, we have observed no evidence of any of these events except for certain ophthalmologic events in our preclinical dog study at doses significantly higher than those administered in the clinical trials. All clinical trial results are subject to review by the FDA and the FDA may disagree with our conclusions about safety and efficacy.

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

We have completed the Phase 2B trial which consisted of four arms: placebo, two doses of Androxal® and topical testosterone, in the form of Testim®, a commercially available testosterone replacement gel marketed by Auxilium Pharmaceuticals, Inc. In this study, at baseline the men exhibited morning testosterone levels of less than 250 ng/dl and there was no statistical difference between the groups in testosterone at baseline. At the end of the three month dosing period, median morning testosterone levels were placebo (196 ng/dl), 12.5 mg Androxal® (432 ng/dl), 25 mg Androxal® (416 ng/dl) and Testim® (393 ng/dl). A comparison of final median morning testosterone levels in all three of the active arms to placebo showed them to be highly statistically different and there was no statistical difference observed between these active arms. This trial also showed that Androxal® was able to maintain sperm counts in men being treated for their low testosterone levels, whereas Testim® resulted in suppressed sperm levels.

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

Up until the summer of 2009, all side effects exhibited in the studies were considered manageable and the benefit of Proellex® far outweighed the risk. However, in Phase 3 efficacy and larger Phase 3 safety studies in diverse populations, a small number of subjects exhibited serious adverse effects associated with elevated liver enzymes. As a result of these findings, we elected to stop the trials and the FDA subsequently placed Proellex® on full clinical hold. All women that experienced elevated liver enzymes and returned for follow-up visits returned to baseline conditions with no overnight hospitalization necessary. An analysis of all the subjects that experienced such serious adverse effects showed that the effect only occurred in a small percentage of subjects that were exposed to the 50 mg dose of the drug for any period of time. Based on these findings, we petitioned the FDA to allow us to conduct a low dose study to demonstrate both safety and signals of efficacy in low oral doses of Proellex®, up to 12 mg administered per day. The FDA upgraded the full clinical hold to a partial hold to allow the low dose study to be conducted. In addition, we are exploring vaginal delivery as an alternative administrative route to bypass first-pass liver effects and reduce systemic exposure, which is currently in a Phase 2B study.

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

On October 31, 2013, the Company held a meeting with the FDA to discuss the clinical development plan for low dose oral Proellex® in the treatment of uterine fibroids. During the meeting, the FDA provided guidance for endpoints it believed acceptable for the treatment of uterine fibroids in an efficacy study and instructed the Company to submit a request for lifting the full clinical hold. The Company will follow the FDA’s recommendations and submit a protocol and the request for the full hold lift in a timely fashion. The Company believes it may be able to initiate this study in 2014. Additionally, on March 17, 2014, we announced that the FDA indicated that we may proceed to conduct Phase 1 and Phase 2 studies of low dose oral Proellex® for endometriosis and uterine fibroids while remaining on partial clinical hold. This guidance indicated that the highest allowed dose will be 12 mg daily.

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

Corporate Information

We were organized as a Delaware corporation in August 1987.  Our principal executive offices are located at 2408 Timberloch Place, Suite B-7, The Woodlands, Texas, 77380, and our telephone number is (281) 719-3400. We maintain an internet website at www.reprosrx.com.  The information on our website or any other website is not incorporated by reference into this quarterly report and does not constitute a part of this quarterly report. Our Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and all amendments to such reports are made available free of charge through the Investor Relations section of our website as soon as reasonably practicable after they have been filed or furnished with the Securities and Exchange Commission.

General

We have 27 full-time employees. We utilize the services of contract research organizations, contract manufacturers and various consultants to assist us in performing clinical and regulatory services for the clinical development of our products. We are substantially dependent on our various contract groups to adequately perform the activities required to obtain regulatory approval of our products.

We have accumulated net operating losses through March 31, 2014 and the value of the tax asset associated with these accumulated net operating losses may be substantially diminished in value due to various tax regulations, including change in control provisions in the tax code. Additionally, during 2013, the Company completed an analysis of its section 382 limit. Based on this analysis, the Company concluded that the amount of net operating loss (“NOL”) carryforwards and the credits available to offset taxable income is limited under section 382. See “Critical Accounting Policies and the Use of Estimates – Income Taxes,” below.

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

Capitalized Patent and Patent Application Costs

We capitalize the cost associated with building our patent library for Androxal® and Proellex®. As of March 31, 2014, other assets consist of capitalized patent and patent application costs in the amount of $3,150,000. Patent costs, which include legal and application costs related to the patent portfolio, are being amortized over the lesser of the legal life of the patent (typically 20 years) or the estimated economic life of the patent. Amortization of patent costs was $47,000 and $46,000 for the three month periods ended March 31, 2014 and 2013, respectively.

We review capitalized patent and patent application costs for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment exists when estimated undiscounted cash flows expected to result from the patent are less than its carrying amount. The impairment loss recognized represents the excess of the patent cost as compared to its estimated fair value. We believe that our remaining capitalized patent and patent application costs were not impaired as of March 31, 2014.

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

Stock-Based Compensation

We had one stock-based compensation plan at March 31, 2014, the 2011 Equity Incentive Plan. Accounting for stock-based compensation generally requires the recognition of the cost of employee services for stock-based compensation based on the grant date fair value of the equity or liability instruments issued. We use the Black-Scholes option pricing model to estimate the fair value of our stock options. Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options' vesting and contractual expiration dates. The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option's expected term.

Income Taxes

Our losses from inception to date have resulted principally from costs incurred in conducting clinical trials and in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts. We have recorded a deferred tax asset for our NOLs; however, as the Company has incurred losses since inception, and since there is no certainty of future profits, a valuation allowance has been provided in full on our deferred tax assets in the accompanying consolidated financial statements. Additionally, during 2013, the Company completed an analysis of its section 382 limit. Based on this analysis, the Company concluded that the amount of NOL carryforwards and the credits available to offset taxable income is limited under section 382. Accordingly, if the Company generates taxable income in any year in excess of its then annual limitation, the Company may be required to pay federal income taxes even though it has unexpired NOL carryforwards. Additionally, because U.S. tax laws limit the time during which NOLs and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOLs and tax credit carryforwards for federal income tax purposes. Future public and private stock placements may create additional limitations on the Company’s NOLs, credits and other tax attributes.

Results of Operations

Comparison of the three month periods ended March 31, 2014 and 2013

Revenues and Other Income

Total revenues and other income increased to $2,000 for the three month period ended March 31, 2014 as compared to $1,000 for the same period in the prior year. The increase for the three month period ended March 31, 2014 as compared to the same period in the prior year was primarily due to increased cash balances as a result of the public offering completed in June 2013.

Research and Development Expenses

Research and development (“R&D”) expenses include contracted services relating to our clinical product development activities which include preclinical studies, clinical trials, regulatory affairs and bulk manufacturing scale-up activities and bulk active ingredient purchases for preclinical and clinical trials primarily relating to our two products in clinical development, which are Androxal® and Proellex®. Research and development expenses also include internal operating expenses relating to our general research and development activities. R&D expenses increased 16%, or approximately $1.0 million, to $7.3 million for the three month period ended March 31, 2014, as compared to $6.3 million for the same period in the prior year. Our primary R&D expenses for the three month periods ended March 31, 2014 and 2013 are shown in the following table (in thousands):

Research and Development	Three months ended March 31, 2014	Three months ended March 31, 2013	Variance	Change (%)
Androxal® clinical development	$4,999	$4,873	$126	3%
Proellex® clinical development	477	297	180	61%
Payroll and benefits	1,065	790	275	35%
Operating and occupancy	784	348	436	125%
Total	$7,325	$6,308	$1,017	16%

R&D expenses related to the clinical development of Androxal® increase 3%, or approximately $126,000, for the three month period ended March 31, 2014, primarily due to the initiation of the Phase 3 studies ZA-304 and ZA305. R&D expenses related to the clinical development of Proellex® increased 61%, or approximately $180,000, from the 2013 period to the 2014 period, due to increased expenses associated with our Phase 2 endometriosis study.

Payroll and benefits expenses increased 35%, or approximately $275,000, to $1.1 million for the three month period ended March 31, 2014 as compared to $790,000 for the same period in the prior year. Included in payroll and benefits expense is a charge for non-cash stock-based compensation of $479,000 for the three month period ended March 31, 2014 as compared to $363,000 for the same period in the prior year. Additionally, salaries for the three month period ended March 31, 2014 were $480,000 as compared to $334,000 for the same period in the prior year. The increase in salaries was due to increased headcount.

Operating and occupancy expenses increased 125%, or approximately $436,000, to $784,000 for the three month period ended March 31, 2014 as compared to $348,000 for the same period in the prior year. This increase was primarily due to increased legal expenses.

To date through March 31, 2014 we have incurred approximately $48.2 million for the development of Androxal® and approximately $61.4 million for the development of Proellex®. These accumulated costs exclude any internal operating expenses.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased 15%, or approximately $159,000, to $1.2 million for the three month period ended March 31, 2014 as compared to $1.1 million for the same period in the prior year. Our primary G&A expenses for the three month periods ended March 31, 2014 and 2013 are shown in the following table (in thousands):

General and Administrative	Three months ended March 31, 2014	Three months ended March 31, 2013	Variance	Change (%)
Payroll and benefits	$736	$536	$200	37%
Operating and occupancy	490	531	(41)	(8)%
Total	$1,226	$1,067	$159	15%

G&A payroll and benefits expenses include salaries, bonuses, non-cash stock-based compensation expense and fringe benefits. Included in payroll and benefits expense is a charge for non-cash stock-based compensation of $441,000 for the three month period ended March 31, 2014 as compared to $266,000 for the same period in the prior year. Additionally, salaries for the three month period ended March 31, 2014 were $247,000 as compared to $229,000 for the same period in the prior year.

G&A operating and occupancy expenses, which include expenses to operate as a public company, decreased 8%, or approximately $41,000, to $490,000 for the three month period ended March 31, 2014 as compared to $531,000 for the same period in the prior year primarily due to a decrease in cost of professional services.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from private placements and public offerings of equity securities and with funds received under collaborative agreements.

Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. We had cash and cash equivalents of approximately $68.0 million as of March 31, 2014 as compared to $75.8 million as of December 31, 2013. All cash and cash equivalents as of March 31, 2014 and December 31, 2013 were held in an account backed by U.S. government securities.

Net cash of approximately $7.6 million and $6.8 million was used in operating activities during the three month periods ended March 31, 2014 and 2013, respectively. The major use of cash for operating activities for the three month period ended March 31, 2014 was to fund our clinical development programs and associated administrative costs. Cash used in investing activities during the three month period ended March 31, 2014 was approximately $285,000 primarily for capitalized patent and patent application costs for Androxal® and Proellex®. Cash provided by financing activities during the three month period ended March 31, 2014 was approximately $104,000 as a result of the exercise of 15,000 stock options for cash.

We have experienced negative cash flows from operations since inception. We will require substantial funds for R&D, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if appropriate, if the FDA or other regulatory approvals are obtained. Based on our current and planned clinical activities, we believe that our current liquidity will be sufficient to continue the development of our product candidates through the NDA filing of both products. It is possible that our clinical trial activities will be more costly and take longer than we anticipate; accordingly, there can be no assurance that additional capital will not be necessary prior to the time anticipated. Our capital requirements will depend on many factors, which are discussed in detail in “Item 1A. Risk Factors” to Part I of Form 10-K for the fiscal year ended December 31, 2013. Additionally, as discussed in Note 5 to the financial statements included in the Quarterly Report on form 10-Q, there is a third party individual patent holder that claims priority over our patent application for Androxal®.

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

Interest Rate Risk. We had cash and cash equivalents of approximately $68.0 million at March 31, 2014 which is held in an account backed by U.S. government securities. Although this cash account is subject to fluctuations in interest rates and market conditions, no significant gain or loss on this account is expected to be recognized in earnings. We do not invest in derivative securities.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

In connection with the evaluation described above, we identified no change in internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Therapeutic uses of our Androxal® product candidate are covered in the United States by nine issued U.S. patents and five pending patent applications. Foreign coverage of therapeutic uses of our Androxal® product candidate includes 66 issued foreign patents and 65 foreign pending patent applications. The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of diabetes mellitus Type 2, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Androxal® (the trans-isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of anti-estrogen such as clomiphene citrate and others for use in the treatment of disorders related to androgen deficiency. We requested re-examination of one of these patents by the U.S. Patent and Trademark Office (“PTO”) based on prior art. The patent holder amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims were patentable in view of those publications under consideration and a re-examination certificate was issued. We subsequently filed a second request for re-examination by the PTO in light of a number of additional publications. The request was granted and all of the claims were finally rejected by the PTO in the re-examination. The patent holder appealed the rejections to the PTO Board of Patent Appeals and Interferences (the “PTO Board”) which ultimately reversed the rejections of several dependent claims in view of those publications under consideration. The patent holder filed a Notice of Appeal to the Federal Circuit on September 28, 2010 contesting the rejections maintained by the PTO Board. A decision was rendered by the Court of Appeals for the Federal Circuit on December 12, 2011, affirming the rejection of the appealed claims. The PTO issued an Ex Parte Reexamination Certificate on April 29, 2013, canceling the rejected claims and confirming the patentability of the remaining claims. Nevertheless, we believe that our development of Androxal® does not infringe any of the remaining claims and that all of the remaining claims are invalid on various grounds including additional prior art publications. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. If necessary, we intend to vigorously defend any and all claims that may be brought by the holder of such patents in a court of competent jurisdiction in order to develop Androxal® further. Adverse determinations in litigation proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities, in which case we may not be able to successfully commercialize or out-license Androxal® until such patents expire or are otherwise no longer in force.

On July 19, 2013, we received a letter from Dr. Harry Fisch threatening to file a lawsuit against us and two of our executive officers (Joseph S. Podolski, President and Chief Executive Officer and Ron Wiehle, Executive Vice President), seeking addition of Dr. Harry Fisch as an inventor on three of our patents, U.S. Patent Nos. 7,173,064, 7,737,185 and 7,759,360, covering therapeutic uses of Androxal®. We believe that these allegations are without merit and on August 2, 2013, we commenced a lawsuit against Dr. Fisch in the U.S. District Court for the Southern District of Texas seeking a declaratory judgment that he should not be added as an inventor to any of these patents. On October 2, 2013, Dr. Fisch filed his answer and counterclaims to our complaint. Dr. Fisch asserted counterclaims seeking correction of inventorship of the three patents at issue to name Dr. Fisch as a co-inventor of the applications leading these patents. Dr. Fisch subsequently stipulated that he does not claim to be a co-inventor of U.S. Patent No. 7,173,064. Dr. Fisch also seeks reasonable attorney’s fees. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in the registrant’s Form 10-K for the fiscal year ended December 31, 2013 in response to “Item 1A. Risk Factors” to Part I of Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1*	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

31.2*	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer) (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2*	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer) (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPROS THERAPEUTICS INC.

Date: May 12, 2014
	By:	/s/ Joseph S. Podolski
Joseph S. Podolski
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2014
	By:	/s/ Katherine A. Anderson
Katherine A. Anderson
Chief Financial Officer
(Principal Financial Officer)

