Form 10-Q
period 2014-06-30
REPROS THERAPEUTICS INC.
filed 2014-08-11
CIK 897075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 1, 2014, there were outstanding 23,109,459 shares of Common Stock, par value $.001 per share, of the Registrant.

REPROS THERAPEUTICS INC.

(A development stage company)

For the Quarter Ended June 30, 2014

INDEX

Page
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS	3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	4

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013	5
Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2014 and 2013 and from Inception (August 20, 1987) through June 30, 2014	6
Unaudited Condensed Consolidated Statements of Stockholders' Equity for the six months ended June 30, 2014 and 2013	7
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and from Inception (August 20, 1987) through June 30, 2014	8
Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	26

SIGNATURES	27

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair statement of the interim periods presented have been included. The year-end balance sheet data was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands except share and per share amounts)

	June 30,	December 31,
	2014	2013

ASSETS

Current Assets
Cash and cash equivalents	$60,653	$75,807
Prepaid expenses and other current assets	383	189
Total current assets	61,036	75,996
Fixed assets, net	52	75
Other assets, net	3,192	2,906
Total assets	$64,280	$78,977

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$3,737	$2,966
Accrued expenses	348	586
Total current liabilities	4,085	3,552

Commitments and contingencies (note 6)

Stockholders' Equity
Undesignated Preferred Stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 75,000,000 shares authorized, 23,221,809 and 23,125,565 shares issued, respectively and 23,109,459 and 23,013,215 shares outstanding, respectively	23	23
Additional paid-in capital	316,427	314,405
Cost of treasury stock, 112,350 shares	(1,380)	(1,380)
Deficit accumulated during the development stage	(254,875)	(237,623)
Total stockholders' equity	60,195	75,425
Total liabilities and stockholders' equity	$64,280	$78,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except per share amounts)

					From Inception
					(August 20, 1987)
					through
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2014	2013	2014	2013	2014

Revenues
Licensing fees	$-	$-	$-	$-	$28,755
Product royalties	-	-	-	-	627
Research and development grants	-	-	-	-	1,219
Interest income	2	1	5	2	16,316
Gain on disposal of fixed assets	-	-	-	-	102
Other Income	-	-	-	-	1,003
Total revenues and other income	2	1	5	2	48,022
Expenses
Research and development	7,450	6,037	14,775	12,345	232,946
General and administrative	1,256	1,171	2,482	2,238	60,220
Other Expense	-	-	-	-	388
Total expenses	8,706	7,208	17,257	14,583	293,554

Loss from continuing operations	(8,704)	(7,207)	(17,252)	(14,581)	(245,532)
Loss from discontinued operations	-	-	-	-	(1,828)
Gain on disposal of discontinued operation	-	-	-	-	939
Net loss before cumulative effect of change in accounting principle	(8,704)	(7,207)	(17,252)	(14,581)	(246,421)
Cumulative effect of change in accounting principle	-	-	-	-	(8,454)
Net loss	$(8,704)	$(7,207)	$(17,252)	$(14,581)	$(254,875)

Loss per share - basic and diluted:	$(0.38)	$(0.38)	$(0.75)	$(0.79)

Weighted average shares used in loss per share calculation:
Basic	23,102	18,958	23,068	18,572
Diluted	23,102	18,958	23,068	18,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited and in thousands except share and per share amounts)

						Deficit
						Accumulated
			Additional			During the	Total
	Common Stock		Paid-in	Treasury Stock		Development	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Stage	Equity
Balance at December 31, 2013	23,125,565	$23	$314,405	112,350	$(1,380)	$(237,623)	$75,425
Stock based compensation	-	-	1,875	-	-	-	1,875
Issuance of 72,910 shares of common stock for the cashless exercise of 98,329 stock options	72,910	-	-	-	-	-	-
Exercise of stock options to purchase common stock stock for cash ($1.56 to $9.60 per share)	23,334	-	147	-	-	-	147
Net loss	-	-	-	-	-	(17,252)	(17,252)
Balance at June 30, 2014	23,221,809	$23	$316,427	112,350	$(1,380)	$(254,875)	$60,195

Balance at December 31, 2012	17,272,505	$17	$234,299	112,350	$(1,380)	$(209,902)	$23,034
Stock based compensation	-	-	1,384	-	-	-	1,384
Issuance of 871,634 shares of common stock for the cashless exercise of 872,133 Series A Warrants	871,634	1	(1)	-	-	-	-
Issuance of 614,564 shares of common stock for the cashless exercise of 716,463 Series B Warrants	614,564	1	(1)	-	-	-	-
Exercise of 42,849 Series B Warrants to purchase common stock for cash @ $2.49 per share	42,849	-	107	-	-	-	107
Issuance of 3,135 shares of common stock for the cashless exercise of 4,165 stock options	3,135	-	-	-	-	-	-
Issuance of 4,312,500 shares of common stock at $19.00 per share, net of offering costs of $5.2 million	4,312,500	4	76,754	-	-	-	76,758
Net loss	-	-	-	-	-	(14,581)	(14,581)
Balance at June 30, 2013	23,117,187	$23	$312,542	112,350	$(1,380)	$(224,483)	$86,702

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

			From Inception
			(August 20, 1987)
			through
	Six Months Ended June 30,		June 30,
	2014	2013	2014

Cash Flows from Operating Activities
Net loss	$(17,252)	$(14,581)	(254,875)
Gain on disposal of discontinued operations	-	-	(939)
Gain on disposal of fixed assets	-	-	(102)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash financing costs	-	-	316
Noncash inventory impairment	-	-	4,417
Noncash patent impairment	-	-	2,614
Noncash other income	-	-	(709)
Noncash decrease in accounts payable	-	-	(1,308)
Depreciation and amortization	180	115	4,738
Noncash stock-based compensation	1,875	1,384	17,351
Common stock issued for agreement not to compete	-	-	200
Series B Preferred Stock issued for consulting services	-	-	18
Changes in operating assets and liabilities (net effects of purchase of businesses in 1988 and 1994):
Increase in receivables	-	-	(199)
Increase in inventory	-	-	(4,447)
(Increase) decrease in prepaid expenses and other current assets	(194)	101	(81)
Increase (decrease) in accounts payable and accrued expenses	618	132	11,879
Net cash used in operating activities	(14,773)	(12,849)	(221,127)

Cash Flows from Investing Activities
Change in trading marketable securities	-	-	(191)
Capital expenditures	-	(47)	(2,486)
Purchase of other assets	(528)	(484)	(6,910)
Proceeds from sale of PP&E	-	-	225
Cash acquired in purchase of FTI	-	-	3
Proceeds from sale of subsidiary, less $12,345 for operating losses during 1990 phase-out period	-	-	138
Proceeds from sale of the assets of FTI	-	-	2,250
Increase in net assets held for disposal	-	-	(213)
Net cash used in investing activities	(528)	(531)	(7,184)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of offering costs	-	76,758	284,195
Exercise of stock options & warrants	147	107	1,134
Proceeds from a shareholder transaction	-	-	327
Proceeds from issuance of preferred stock	-	-	23,688
Purchase of treasury stock	-	-	(21,487)
Proceeds from issuance of notes payable	-	-	2,839
Principal payments on notes payable	-	-	(1,732)
Net cash provided by financing activities	147	76,865	288,964
Net increase (decrease) in cash and cash equivalents	(15,154)	63,485	60,653
Cash and cash equivalents at beginning of period	75,807	24,212	-
Cash and cash equivalents at end of period	$60,653	$87,697	$60,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

Our product development pipeline, with dates as expected as of the date of this report, is summarized in the table below:

Product Candidate (Indication) Androxal®	Status	Next Expected Milestone(s)
Secondary Hypogonadism	Phase 3	Complete DEXA study (Q4 2014) Complete ZA-304 and ZA-305 studies (Q4 2014)

Proellex®
Uterine Fibroids	Phase 2	Initiate a Phase 2B study (vaginal delivery) (2014) Initiate a Phase 2 study (oral delivery) (2014)

Endometriosis	Phase 2	Fully enroll Phase 2 study (oral delivery) (2014)

As of June 30, 2014, we had accumulated losses of $254.9 million, approximately $60.7 million in cash and cash equivalents, and accounts payable and accrued expenses of approximately $4.1 million, in the aggregate. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates through the New Drug Application filing of both products. We continue to explore potential corporate partnering opportunities for assistance in the clinical development funding and commercialization of our products, as appropriate; however, there can be no assurance that an acceptable corporate partnering opportunity will be successfully completed or that our current liquidity will be sufficient to fund all of our product development needs.

NOTE 2 — Patents and Patent Applications

As of June 30, 2014, we had approximately $3.2 million in capitalized patent and patent application costs reflected on our balance sheet. Of this amount, $1.9 million relates to Androxal® and $1.3 million relates to Proellex®.

Should we not continue development of either drug candidate or should the Company not continue as a going concern, the remaining capitalized patent costs may not be recoverable, which would result in charges to operating results in future periods.

NOTE 3 — Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2014	December 31, 2013

Research and development costs	$205	$89
Personnel related costs	46	196
Patent costs	7	188
Other	90	113
Total	$348	$586

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

The following table presents information necessary to calculate loss per share for the three and six month periods ended June 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(8,704)	$(7,207)	$(17,252)	$(14,581)
Average common shares outstanding	23,102	18,958	23,068	18,572
Basic and diluted loss per share	$(0.38)	$(0.38)	$(0.75)	$(0.79)

Potential common stock of 4,086,553 and 3,968,764 common shares underlying stock options and warrants for the periods ended June 30, 2014 and 2013, respectively, were excluded from the above calculation of diluted loss per share because they were anti-dilutive. Other potential common stock at June 30, 2014 includes Series A Warrants to purchase 877,137 shares of our common stock at an exercise price of $0.01 and Series B Warrants to purchase 809,805 shares of our common stock at an exercise price of $2.49 issued in our February 8, 2011 public offering. Other potential common stock at June 30, 2013 includes Series A Warrants to purchase 877,137 shares of our common stock at an exercise price of $0.01 and Series B Warrants to purchase 810,109 shares of our common stock at an exercise price of $2.49 issued in our February 8, 2011 public offering.

NOTE 5 – Stock-Based Compensation

During the three month period ended June 30, 2014, the Compensation Committee of the Company’s Board of Directors approved grants of options to purchase 28,000 shares of our common stock to employees and directors under the 2011 Equity Incentive Plan. Of the options granted during the three month period ended June 30, 2014, 25,000 options vest over a one year period and 3,000 options vest over a three year period. During the six month period ended June 30, 2014, the Compensation Committee of the Company’s Board of Directors approved grants of options to purchase 301,000 shares of our common stock to employees under the 2011 Equity Incentive Plan. Of the options granted, 276,000 options vest over a three year period and 25,000 vest over a one year period. Additionally, during the six month period ended June 30, 2014, 124,577 options either expired or were forfeited.

NOTE 6 — Commitments and Contingencies

Therapeutic uses of our Androxal® product candidate are covered in the United States by nine issued U.S. patents and four pending patent applications. Foreign coverage of therapeutic uses of our Androxal® product candidate includes 67 issued foreign patents and 66 foreign pending patent applications. The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of diabetes mellitus Type 2, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Androxal® (the trans-isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of anti-estrogen such as clomiphene citrate and others for use in the treatment of disorders related to androgen deficiency. We requested re-examination of one of these patents by the U.S. Patent and Trademark Office (“PTO”) based on prior art. The patent holder amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims were patentable in view of those publications under consideration and a re-examination certificate was issued. We subsequently filed a second request for re-examination by the PTO in light of a number of additional publications. The request was granted and all of the claims were finally rejected by the PTO in the re-examination. The patent holder appealed the rejections to the PTO Board of Patent Appeals and Interferences (the “PTO Board”) which ultimately reversed the rejections of several dependent claims in view of those publications under consideration. The patent holder filed a Notice of Appeal to the Federal Circuit on September 28, 2010 contesting the rejections maintained by the PTO Board. A decision was rendered by the Court of Appeals for the Federal Circuit on December 12, 2011, affirming the rejection of the appealed claims. The PTO issued an Ex Parte Reexamination Certificate on April 29, 2013, canceling the rejected claims and confirming the patentability of the remaining claims. Nevertheless, we believe that our development of Androxal® does not infringe any of the remaining claims and that all of the remaining claims are invalid on various grounds including additional prior art publications. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. If necessary, we intend to vigorously defend any and all claims that may be brought by the holder of such patents in a court of competent jurisdiction in order to develop Androxal® further. Adverse determinations in litigation proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities, in which case we may not be able to successfully commercialize or out-license Androxal® until such patents expire or are otherwise no longer in force.

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

On October 31, 2013, the Company held a meeting with the FDA to discuss the clinical development plan for low dose oral Proellex® in the treatment of uterine fibroids. During the meeting, the FDA provided guidance for endpoints it believed acceptable for the treatment of uterine fibroids in an efficacy study and instructed the Company to submit a request for lifting the full clinical hold. The Company has followed the FDA’s recommendations and submitted the study protocol and the request for the full hold lift. The Company believes it may be able to initiate this study in 2014. Additionally, on March 17, 2014, we announced that the FDA indicated that we may proceed to conduct Phase 1 and Phase 2 studies of low dose oral Proellex® for endometriosis and uterine fibroids while remaining on partial clinical hold. This guidance indicated that the highest allowed dose will be 12 mg daily.

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

Our Research and Development Program

Our product development pipeline, with milestone dates as expected as of the date of this report, is summarized in the table below:

Product Candidate (Indication) Androxal®	Status	Next Expected Milestone(s)
Secondary Hypogonadism	Phase 3	Complete DEXA study (Q4 2014) Complete ZA-304 and ZA-305 studies (Q4 2014)

Proellex®
Uterine Fibroids	Phase 2	Initiate a Phase 2B study (vaginal delivery) (2014) Initiate a Phase 2 study (oral delivery) (2014)

Endometriosis	Phase 2	Fully enroll Phase 2 study (oral delivery) (2014)

As of June 30, 2014, we had accumulated losses of $254.9 million, approximately $60.7 million in cash and cash equivalents, and accounts payable and accrued expenses of approximately $4.1 million, in the aggregate. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates through the NDA filing of both products. We continue to explore potential corporate partnering opportunities for assistance in the clinical development funding and commercialization of our products, as appropriate; however, there can be no assurance that an acceptable corporate partnering opportunity will be successfully completed or that our current liquidity will be sufficient to fund all of our product development needs.

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

Up until the summer of 2009, all side effects exhibited in the studies were considered manageable and the benefit of Proellex® far outweighed the risk. However, in Phase 3 efficacy and larger Phase 3 safety studies in diverse populations, a small number of subjects exhibited serious adverse effects associated with elevated liver enzymes. As a result of these findings, we elected to stop the trials and the FDA subsequently placed Proellex® on full clinical hold. All women that experienced elevated liver enzymes and returned for follow-up visits returned to baseline conditions with no overnight hospitalization necessary. An analysis of all the subjects that experienced such serious adverse effects showed that the effect only occurred in a small percentage of subjects that were exposed to the 50 mg dose of the drug for any period of time. Based on these findings, we petitioned the FDA to allow us to conduct a low dose study to demonstrate both safety and signals of efficacy in low oral doses of Proellex®, up to 12 mg administered per day. The FDA upgraded the full clinical hold to a partial hold to allow the low dose study to be conducted. In addition, we are exploring vaginal delivery as an alternative administrative route to bypass first-pass liver effects and reduce systemic exposure. The Company believes it may be able to initiate a Phase 2B study in 2014.

Low Dose Oral

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

On October 31, 2013, the Company held a meeting with the FDA to discuss the clinical development plan for low dose oral Proellex® in the treatment of uterine fibroids. During the meeting, the FDA provided guidance for endpoints it believed acceptable for the treatment of uterine fibroids in an efficacy study and instructed the Company to submit a request for lifting the full clinical hold. The Company has followed the FDA’s recommendations and submitted the study protocol and the request for the full hold lift. The Company believes it may be able to initiate this study in 2014. Additionally, on March 17, 2014, we announced that the FDA indicated that we may proceed to conduct Phase 1 and Phase 2 studies of low dose oral Proellex® for endometriosis and uterine fibroids while remaining on partial clinical hold. This guidance indicated that the highest allowed dose will be 12 mg daily.

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

General

We have 28 full-time employees. We utilize the services of contract research organizations, contract manufacturers and various consultants to assist us in performing clinical and regulatory services for the clinical development of our products. We are substantially dependent on our various contract groups to adequately perform the activities required to obtain regulatory approval of our products.

We have accumulated net operating losses through June 30, 2014 and the value of the tax asset associated with these accumulated net operating losses may be substantially diminished in value due to various tax regulations, including change in control provisions in the tax code. Additionally, during 2013, the Company completed an analysis of its section 382 limit. Based on this analysis, the Company concluded that the amount of net operating loss (“NOL”) carryforwards and the credits available to offset taxable income is limited under section 382. See “Critical Accounting Policies and the Use of Estimates – Income Taxes,” below.

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

Capitalized Patent and Patent Application Costs

We capitalize the cost associated with building our patent library for Androxal® and Proellex®. As of June 30, 2014, other assets consist of capitalized patent and patent application costs in the amount of $3.2 million. Patent costs, which include legal and application costs related to the patent portfolio, are being amortized over the lesser of the legal life of the patent (typically 20 years) or the estimated economic life of the patent. Amortization of patent costs was $110,000 and $51,000 for the three month periods ended June 30, 2014 and 2013, respectively, and was $157,000 and $97,000 for the six month periods ended June 30, 2014 and 2013, respectively.

We review capitalized patent and patent application costs for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment exists when estimated undiscounted cash flows expected to result from the patent are less than its carrying amount. The impairment loss recognized represents the excess of the patent cost as compared to its estimated fair value. We believe that our remaining capitalized patent and patent application costs were not impaired as of June 30, 2014.

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

Stock-Based Compensation

We had one stock-based compensation plan at June 30, 2014, the 2011 Equity Incentive Plan. Accounting for stock-based compensation generally requires the recognition of the cost of employee services for stock-based compensation based on the grant date fair value of the equity or liability instruments issued. We use the Black-Scholes option pricing model to estimate the fair value of our stock options. Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options' vesting and contractual expiration dates. The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option's expected term.

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

Results of Operations

Comparison of the three-month and six-month periods ended June 30, 2014 and 2013

Revenues and Other Income

Total revenues and other income increased to $2,000 for the three month period ended June 30, 2014 as compared to $1,000 for the same period in the prior year. Total revenue and other income was $5,000 for the six month period ended June 30, 2014 as compared to $2,000 for the same period in the prior year. The increases for the three and six month periods ended June 30, 2014 as compared to the same periods in the prior year were primarily due to an increase in interest income as a result of increased cash balances.

Research and Development Expenses

Research and development, or R&D, expenses include contracted services relating to our clinical product development activities which include preclinical studies, clinical trials, regulatory affairs and bulk manufacturing scale-up activities and bulk active ingredient purchases for preclinical and clinical trials primarily relating to our two products in clinical development, which are Androxal® and Proellex®. Research and development expenses also include internal operating expenses relating to our general research and development activities. R&D expenses increased 23% or approximately $1.4 million to $7.5 million for the three month period ended June 30, 2014 as compared to $6.0 million for the same period in the prior year. Our primary R&D expenses for the three month periods ended June 30, 2014 and 2013 are shown in the following table (in thousands):

Research and Development	Three months ended June 30, 2014	Three months ended June 30, 2013	Variance	Change (%)
Androxal® clinical development	$5,106	$3,993	$1,113	28%
Proellex® clinical development	587	385	202	52%
Payroll and benefits	1,069	986	83	8%
Operating and occupancy	688	673	15	2%
Total	$7,450	$6,037	$1,413	23%

R&D expenses increased 20% or approximately $2.4 million to $14.8 million for the six month period ended June 30, 2014 as compared to $12.3 million for the same period in the prior year. Our primary R&D expenses for the six month periods ended June 30, 2014 and 2013 are shown in the following table (in thousands):

Research and Development	Six months ended June 30, 2014	Six months ended June 30, 2013	Variance	Change (%)
Androxal® clinical development	$10,105	$8,866	$1,239	14%
Proellex® clinical development	1,064	682	382	56%
Payroll and benefits	2,134	1,776	358	20%
Operating and occupancy	1,472	1,021	451	44%
Total	$14,775	$12,345	$2,430	20%

The increases in R&D expenses for both the three and six month periods ended June 30, 2014 as compared to the same periods in the prior year, were primarily due to the initiation of the Phase 3 studies, ZA-304 and ZA-305. R&D expenses related to the clinical development of Proellex® increased for both the three and six month periods ended June 30, 2014 as compared to the same periods in the prior year, due to increased expenses associated with our Phase 2 endometriosis study.

Payroll and benefits expenses increased for both the three and six month periods ended June 30, 2014 as compared to the same periods in the prior year by $83,000 and $358,000, respectively. Included in payroll and benefits expenses is a charge for non-cash stock based compensation of $451,000 and $929,000 for the three and six month periods ended June 30, 2014, respectively, as compared to $452,000 and $815,000, respectively, for the same periods in the prior year. Additionally, salaries for the three and six month periods ended June 30, 2014 were $482,000 and $963,000, respectively, as compared to $442,000 and $776,000, respectively, for the same periods in the prior year. The increases in both non-cash stock based compensation and salaries expenses were due to increased headcount in R&D employees.

Operating and occupancy expenses increased for the three month period ended June 30, 2014 as compared to the same period in the prior year due to an increase in costs of professional services and amortization expense, partially offset by a decrease in travel expenses. Operating and occupancy expenses increased for the six month period ended June 30, 2014 as compared to same period in the prior year as a result of increased costs of professional services.

To date through June 30, 2014 we have incurred approximately $53.3 million for the development of Androxal® and approximately $62.0 million for the development of Proellex®. These accumulated costs exclude any internal operating expenses.

General and Administrative Expenses

General and administrative expenses, or G&A, increased 7% or approximately $85,000 to $1.3 million for the three month period ended June 30, 2014 as compared to $1.2 million for the same period in the prior year. Our primary G&A expenses for the three month periods ended June 30, 2014 and 2013 are shown in the following table (in thousands):

General and Administrative	Three months ended June 30, 2014	Three months ended June 30, 2013	Variance	Change (%)
Payroll and benefits	$779	$563	$216	38%
Operating and occupancy	477	608	(131)	(22)%
Total	$1,256	$1,171	$85	7%

G&A payroll and benefits expenses include salaries, bonuses, relocation expense, severance costs, non-cash stock based compensation expense and fringe benefits. Included in payroll and benefits expense is a charge for non-cash stock based compensation of $504,000 for the three month period ended June 30, 2014 as compared to $303,000 for the same period in the prior year. Additionally, salaries for the three month period ended June 30, 2014 were $244,000 as compared to $229,000 for the same period in the prior year.

G&A operating and occupancy expenses, which include expenses to operate as a public company, decreased 22% or approximately $131,000 to $477,000 for the three month period ended June 30, 2014 as compared to $608,000 for the same period in the prior year. The decrease in operating and occupancy expenses for the three month period ended June 30, 2014 as compared to the same period in the prior year was primarily due to a decrease in costs of professional services.

G&A expenses increased 11% or approximately $244,000 to $2.5 million for the six month period ended June 30, 2014 as compared to $2.2 million for the same period in the prior year. Our primary G&A expenses for the six month periods ended June 30, 2014 and 2013 are shown in the following table (in thousands):

General and Administrative	Six months ended June 30, 2014	Six months ended June 30, 2013	Variance	Change (%)
Payroll and benefits	$1,514	$1,099	$415	38%
Operating and occupancy	968	1,139	(171)	(15)%
Total	$2,482	$2,238	$244	11%

G&A payroll and benefits expenses include salaries, bonuses, relocation expense, severance costs, non-cash stock option compensation expense and fringe benefits. Included in payroll and benefits expense is a charge for non-cash stock based compensation expense of $946,000 for the six month period ended June 30, 2014 as compared to $569,000 for the same period in the prior year. Additionally, salaries for the six month period ended June 30, 2014 were $490,000 as compared to $457,000 for the same period in the prior year.

G&A operating and occupancy expenses, which include expenses to operate as a public company, decreased 15% or approximately $171,000 to $968,000 for the six month period ended June 30, 2014 as compared to $1.1 million for the same period in the prior year. The decrease was primarily due to a decrease in costs of professional services.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from private placements and public offerings of equity securities and with funds received under collaborative agreements.

Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. We had cash and cash equivalents of approximately $60.7 million as of June 30, 2014 as compared to $75.8 million as of December 31, 2013. All cash and cash equivalents as of June 30, 2014 and December 31, 2013 were held in an account backed by U.S. government securities.

Net cash of approximately $14.8 million and $12.8 million was used in operating activities during the six month periods ended June 30, 2014 and 2013, respectively. The major use of cash for operating activities for the six month period ended June 30, 2014 was to fund our clinical development programs and associated administrative costs. Cash used in investing activities during the six month period ended June 30, 2014 was approximately $528,000 primarily for capitalized patent and patent application costs for Androxal® and Proellex®. Cash provided by financing activities during the six month period ended June 30, 2014 was approximately $147,000 as a result of the exercise of 23,334 stock options for cash.

We have experienced negative cash flows from operations since inception. We will require substantial funds for R&D, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if appropriate, if the FDA or other regulatory approvals are obtained. Based on our current and planned clinical activities, we believe that our current liquidity will be sufficient to continue the development of our product candidates through the NDA filing of both products. It is possible that our clinical trial activities will be more costly and take longer than we anticipate; accordingly, there can be no assurance that additional capital will not be necessary prior to the time anticipated. Our capital requirements will depend on many factors, which are discussed in detail in “Item 1A. Risk Factors” to Part I of Form 10-K for the fiscal year ended December 31, 2013. Additionally, as discussed in Note 6, there is a third party individual patent holder that claims priority over our patent application for Androxal®.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We had cash and cash equivalents of approximately $60.7 million at June 30, 2014 which is held in an account backed by U.S. government securities. Although this cash account is subject to fluctuations in interest rates and market conditions, no significant gain or loss on this account is expected to be recognized in earnings. We do not invest in derivative securities.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

In connection with the evaluation described above, we identified no change in internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 of the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in the registrant’s Form 10-K for the fiscal year ended December 31, 2013 in response to “Item 1A. Risk Factors” to Part I of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information

None

Item 6. Exhibits

10.1	Employment Agreement, dated June 16, 2014, between Repros Therapeutics Inc. and Joseph S. Podolski. Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 20, 2014 is incorporated herein by reference.

31.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1*	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPROS THERAPEUTICS INC.

Date: August 11, 2014

By:	/s/ Joseph S. Podolski
Joseph S. Podolski
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2014

By:	/s/ Katherine A. Anderson
Katherine A. Anderson
Chief Financial Officer
(Principal Financial Officer)

