Form 10-K
period 2014-12-31
REPROS THERAPEUTICS INC.
filed 2015-03-16
CIK 897075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐(Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $304,915,821 as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing sales price of the registrant's common stock on the Nasdaq Capital Market on such date of $17.30 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the shares of the registrant's common stock are assumed to be affiliates.

As of February 27, 2015, there were 24,276,173 shares of the registrant's common stock outstanding.

Documents incorporated by reference: Portions of the registrant's definitive proxy statement relating to the registrant's 2015 Annual Meeting of Shareholders, which proxy statement will be filed under the Exchange Act within 120 days of the end of the registrant's fiscal year ended December 31, 2014, are incorporated by reference into Part III of this Form 10-K.

REPROS THERAPEUTICS INC
2014 FORM 10-K ANNUAL REPORT

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

We are developing Androxal®, a single isomer of clomiphene citrate which is an orally active proprietary small molecule compound. Androxal® is for the treatment of secondary hypogonadism in overweight men wishing to restore normal testicular function. Men with secondary hypogonadism exhibit low testosterone levels due to under stimulated testes but they are generally fertile. Androxal® is designed to treat the underlying mechanism, insufficient stimulation of the testes by the pituitary, which causes secondary hypogonadism. Secondary hypogonadism due to being overweight or obese is the single greatest cause of hypogonadism in general. Through 2013, sales of preparations for the treatment of low testosterone have exceeded $2 billion in the U.S. and first tier pharmaceutical companies are active participants in the low testosterone marketplace.

In December 2011, we completed a Phase 2B study of Androxal® in men with secondary hypogonadism, but naïve to testosterone treatment, at the recommendation of the Food and Drug Administration (the “FDA”). Top line results of this study demonstrated that Androxal® was generally well tolerated compared to placebo and that there were no drug related serious adverse events that led to discontinuation. We met with the FDA in May 2012 to discuss the design of pivotal Phase 3 efficacy studies for Androxal® as well as the components of the overall drug development program required for a New Drug Application (“NDA”) submission and agreed on registration requirements for Androxal® oral therapy for the treatment of secondary hypogonadism. In July 2012, we announced that we reached an agreement with the FDA for the design of the pivotal efficacy studies for Androxal® for the treatment of secondary hypogonadism. The pivotal studies were conducted under a Special Protocol Assessment (“SPA”). We have completed both Phase 3 pivotal efficacy studies. On March 27, 2013, we announced that the top-line results from our first pivotal Phase 3 study, ZA-301, met both co-primary endpoints mandated by the FDA, and we announced on September 16, 2013, that we met both co-primary endpoints in the second pivotal study, ZA-302. Additionally, on September 16, 2013, we announced the results from ZA-300, a six-month safety study. This study identified no new safety issues. On October 22, 2013, we announced that we received guidance from the FDA instructing the Company to request a meeting to discuss the adequacy of studies ZA-301 and ZA-302. In addition to this guidance, the FDA further noted that they would allow us to run head-to-head studies against approved testosterone replacement products. These head-to-head studies, ZA-304 and ZA-305, were initiated in January 2014 and subsequently completed in September and August 2014, respectively. Both of these head-to-head studies achieved superiority for both co-primary endpoints and most secondary endpoints as compared to the approved testosterone replacement product. On October 21, 2014, we announced the results from ZA-303, a 52 week, single-blind, placebo-controlled Phase 3 study to evaluate the effects on bone mineral density. In this study, no new safety signals were identified, including no evidence of negative effects on bone mineral density. On February 2, 2015, we announced that we electronically submitted our NDA to the FDA for Androxal®. The NDA includes a collection of data on safety and efficacy from over 20 studies, including four Phase 3 efficacy studies.

We are also developing Proellex®, an orally administered selective blocker of the progesterone receptor in women, for the treatment of uterine fibroids and endometriosis. Uterine fibroids and endometriosis affect millions of women of reproductive age. Proellex® has shown statistically significant results in previous Phase 2 studies for endometriosis and uterine fibroids. We completed a low dose escalating study as permitted by the FDA in late 2011, to determine both signals of efficacy and safety for low oral doses of the drug. There was no evidence of elevations of liver enzymes over baseline, suggesting these lower doses avoid the type of adverse events seen at much higher doses in earlier studies. On October 8, 2012, we announced that the FDA has agreed to a reclassification of the full clinical hold to a partial clinical hold on low dose oral Proellex® to allow us to conduct a Phase 2 study in the treatment of endometriosis. We initiated this study in November 2012. To date, we have experienced difficulty enrolling subjects into this study due to changes in the current treatment of this disorder. We believe we can have this study full enrolled in 2015.

On October 31, 2013, the Company held a meeting with the FDA to discuss the clinical development plan for low dose oral Proellex® in the treatment of uterine fibroids. During the meeting, the FDA provided guidance for endpoints it believed acceptable for the treatment of uterine fibroids in an efficacy study and instructed the Company to submit a request for lifting the full clinical hold. The Company has followed the FDA’s recommendations and submitted the study protocol and the request for the full hold lift. Additionally, on March 17, 2014, we announced that the FDA indicated that we may proceed to conduct Phase 1 and Phase 2 studies of low dose oral Proellex® for endometriosis and uterine fibroids while remaining on partial clinical hold. This guidance indicated that the highest allowed dose will be 12 mg daily. On December 29, 2014, we announced that we have initiated a Phase 2B study for low dose oral Proellex® in the treatment of uterine fibroids.

The Company has an active Investigational New Drug Application (“IND”) for the vaginal delivery of Proellex® for the treatment of uterine fibroids. Since the clinical hold relates only to oral delivery of Proellex®, this IND has no clinical hold issues. In the first quarter of 2012, we initiated a Phase 2 vaginal administration study for the treatment of uterine fibroids and subsequently reported the final study results in January 2013. We held an end of Phase 2 meeting with the FDA in May 2013, to discuss a Phase 3 study design for vaginally delivered Proellex as a treatment for uterine fibroids. The FDA recommended that a Phase 2B study should be conducted prior to commencing a Phase 3 program. On December 29, 2014, we announced that we have initiated a Phase 2B study for vaginally delivered Proellex® in the treatment of uterine fibroids.

As of December 31, 2014, we had accumulated losses of $273.1 million, approximately $46.6 million in cash and cash equivalents, and accounts payable and accrued expenses of approximately $2.9 million, in the aggregate. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates into the second half of 2016.In the normal course of business we continue to explore potential corporate partnering opportunities, however, there can be no assurance that an acceptable corporate partnering opportunity will be successfully completed or that our current liquidity will be sufficient to fund all of our product development needs.

Our Research and Development Program

Our product development pipeline, with milestone dates as expected as of the date of this report, is summarized in the table below:

Product Candidate (Indication) Androxal®	Status	Next Expected Milestone(s)
Secondary Hypogonadism	NDA submitted	FDA acceptance of NDA
Proellex®
Uterine Fibroids	Phase 2	Complete first course of treatment in a Phase 2B study (oral delivery) (YE 2015) Compete first course of treatment in a Phase 2B study (vaginal delivery) (YE 2015)
Endometriosis	Phase 2	Fully enroll Phase 2 study (oral delivery) (YE 2015)

Androxal®

Product Overview

We are developing Androxal®, a single isomer of clomiphene citrate which is an orally active proprietary small molecule compound. Androxal® is for the treatment of secondary hypogonadism in overweight men wishing to restore normal testicular function. Men with secondary hypogonadism exhibit low testosterone levels due to under stimulated testes but they are generally fertile. Androxal® is designed to treat the underlying mechanism, insufficient stimulation of the testes by the pituitary, which causes secondary hypogonadism. Secondary hypogonadism due to being overweight or obese is the single greatest cause of hypogonadism in general.

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

Androxal® is in the midst of a full regulatory approval process, including pivotal Phase 3 trials, long-term open label safety studies and a dual-energy X-ray absorptiometry (DEXA) study, as well as other requirements. Androxal® is closely related chemically to the drug, Clomid®, which is approved for use in women to treat certain infertility disorders. Clomid® contains both the trans and cis isomers of clomiphene citrate; Androxal® contains only the trans isomer. The FDA has indicated that testicular tumors, gynecomastia and adverse ophthalmologic events, which have been reported in males taking Clomid®, are potential risks that should be included in informed consent forms for our Androxal® clinical trials. We do not believe that Androxal® will present with the same adverse events given its reduced half-life and lack of cis isomer as compared to Clomid®. In our preclinical studies and our clinical trials to date, we have observed no evidence of any of these events except for certain ophthalmologic events in our preclinical dog study at doses significantly higher than those administered in the clinical trials. All clinical trial results are subject to review by the FDA and the FDA may disagree with our conclusions about safety and efficacy.

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

We completed the Phase 2B trial which consisted of four arms; placebo, two doses of Androxal® and topical testosterone. In this study, at baseline the men exhibited morning testosterone less than 250 ng/dl and there was no statistical difference between the groups in testosterone at baseline. At the end of the three month dosing period, median morning testosterone levels were placebo (196 ng/dl), 12.5 mg Androxal® (432 ng/dl), 25 mg Androxal® (416 ng/dl) and Testim® (393 ng/dl). A comparison of final median morning testosterone in all three of the active arms to placebo showed them to be highly statistically different and there was no statistical difference observed between these active arms. This trial also showed that Androxal® was able to maintain sperm counts in men being treated for their low testosterone levels, whereas Testim® resulted in suppressed sperm levels.

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

The 500 subject, six month, open label safety study, ZA-300, completed enrollment in February 2013 at 28 U.S. clinical sites. On September 16, 2013, we reported top-line results of this study. Additionally, we completed enrollment into a one year, 150 subject DEXA study, ZA-303, in January 2013 at 10 U.S. clinical sites. On October 21, 2014, we announced that this study identified no new safety signals, including no evidence of negative effects on bone mineral density.

On October 22, 2013, we announced that we received guidance from the FDA instructing the Company to request a meeting to discuss the adequacy of studies ZA-301 and ZA-302. In addition to this guidance, the FDA further noted they would allow us to run head-to-head studies against approved testosterone replacement products. These head-to-head studies, ZA-304 and ZA-305, were initiated in January 2014 and subsequently completed in September and August 2014, respectively. Both of these head-to-head studies achieved superiority for both co-primary endpoints and most secondary endpoints as compared to the approved testosterone replacement product.

On February 2, 2015, we announced that we electronically submitted our NDA to the FDA for Androxal®. The NDA includes a collection of data on safety and efficacy from over 20 studies, including four Phase 3 efficacy studies.

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

On July 16, 2012, we announced that we held a teleconference with the FDA to discuss the development of low dose oral Proellex® as a treatment for endometriosis. Subsequently, on October 8, 2012, we announced that the FDA has agreed to reclassify the full clinical hold to a partial clinical hold on low dose oral Proellex® to allow us to conduct a Phase 2 study in the treatment of endometriosis. We initiated this 60 subject, four month active dosing study in November 2012. To date, we have experienced difficulty enrolling subjects into this study due to changes in the current treatment of this disorder. We believe we can have this study fully enrolled in 2015.

On October 31, 2013, the Company held a meeting with the FDA to discuss the clinical development plan for low dose oral Proellex® in the treatment of uterine fibroids. During the meeting, the FDA provided guidance for endpoints it believed acceptable for the treatment of uterine fibroids in an efficacy study and instructed the Company to submit a request for lifting the full clinical hold. The Company has followed the FDA’s recommendations and submitted the study protocol and the request for the full hold lift. Additionally, on March 17, 2014, we announced that the FDA indicated that we may proceed to conduct Phase 1 and Phase 2 studies of low dose oral Proellex® for endometriosis and uterine fibroids while remaining on partial clinical hold. This guidance indicated that the highest allowed dose will be 12 mg daily. On December 29, 2014, we announced that we have initiated a Phase 2B study for low dose oral Proellex® in the treatment of uterine fibroids.

Vaginal Administration

We are assessing vaginal administration of Proellex® to avoid first pass liver effects and achieve higher reproductive tract concentrations of the drug while minimizing systemic exposure. We reported results from two in vivo animal studies which confirmed reduced maximum circulating concentrations of the drug when administered vaginally, as well as efficacy signals at substantially lower doses than oral administration. The Company has an active IND for the vaginal delivery of Proellex® for the treatment of uterine fibroids. Since the clinical hold relates only to the oral delivery of Proellex®, this IND has no clinical hold issues. In the first quarter of 2012, we initiated a Phase 2 vaginal administration study for the treatment of uterine fibroids. In January 2013, we reported the final study results which indicated the 12 mg dose achieved statistically significant improvement in menstrual bleeding, uterine fibroid symptoms and reduction in fibroid volume even with the low number of subjects enrolled into the study (n=12 @ 12 mg). Based on these findings, the Company believes the 12 mg dose is appropriate for further development. We held an end of Phase 2 meeting with the FDA in May 2013, to discuss a Phase 3 study design for the vaginally delivered Proellex as a treatment for uterine fibroids. The FDA recommended that a Phase 2B study should be conducted prior to commencing a Phase 3 program. On December 29, 2014, we announced that we have initiated a Phase 2B study for vaginally delivered Proellex® in the treatment of uterine fibroids.

Other Products

VASOMAX® has been on partial clinical hold in the U.S. since 1998, and no further development activities are planned.

Business Strategy

We plan to focus our clinical program on (i) conducting a Phase 2B study for low dose oral Proellex® in the treatment of uterine fibroids, (ii) conducting a Phase 2B vaginal administration study for Proellex® in the treatment of uterine fibroids and (iii) conducting a Phase 2 study for low dose oral Proellex® for the treatment of endometriosis. With respect to Androxal®, on February 2, 2015, we reported that the NDA was electronically submitted to the FDA. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates into the second half of 2016. In the normal course of business we continue to explore potential corporate partnering opportunities for assistance in the clinical development funding and commercialization of our products, as appropriate; however, there can be no assurance that an acceptable corporate partnering opportunity will be successfully completed or that our current liquidity will be sufficient to fund all of our product development needs.

Research and Development

We have limited resources and utilize consultants and outside entities to perform clinical development and limited research activities in connection with preclinical studies and clinical trials. Our primary research and development (“R&D”) expenses for 2014 were for the payment for salaries and related employee expenses, contracted regulatory affairs activities, insurance coverage for clinical trials and prior product sales, contracted research and consulting fees, facility costs, fees associated with our patent portfolio and internal research and development supplies. We believe that these expenses will continue to be our primary R&D expenses in 2014.

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

Manufacturing

We have identified multiple potential suppliers for the bulk active pharmaceutical ingredient (“API”) used in Androxal®, though we have not yet contracted with one. We have not faced any material problems obtaining the necessary quantities of Androxal® for our clinical trials and, therefore, do not anticipate any material problems obtaining the API necessary for commercial production if Androxal® is approved for sale. Additionally, we have contracted with Gregory Pharmaceutical Holdings, Inc., doing business as UPM Pharmaceuticals, for the finished drug product and packaging of Androxal® for commercial production, if approved by the FDA for sale.

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

Sales and Marketing

We have no experience in the sales, marketing and distribution of pharmaceutical products. We anticipate that we will outsource the bulk of such activities to larger pharmaceutical companies, who may also conduct later stage pivotal trials of our product candidates. These companies are more capable of distributing the products to the market place. In the normal course of business we continue to explore possible partnerships with various pharmaceutical companies. If in the future we fail to reach or elect not to enter into an arrangement with a collaborative partner with respect to the sales and marketing of any of our product candidates, we would need to develop a sales and marketing organization with supporting distribution capability in order to market such products directly. Significant additional expenditures would be required for us to develop such a sales and marketing organization.

Patents and Proprietary Information

Our ability to compete effectively with other companies is materially dependent on the proprietary nature of our patents and technologies. We actively seek patent protection for our proprietary technology in the United States and abroad.

Under a license agreement with the NIH, we have exclusive rights to four issued U.S. patents, which expire in 2017, two pending U.S. patent applications, and several foreign patents and pending applications made by the NIH regarding Proellex®. We also have two issued U.S. patents and seven pending U.S. patent applications, 111 foreign pending patent applications and 39 granted foreign patents that cover various formulations of Proellex® and methods for using Proellex®.

Therapeutic uses of our Androxal® product candidate are covered in the United States by nine issued U.S. patents and seven pending patent applications. Foreign coverage of therapeutic uses of our Androxal® product candidate includes 71 issued foreign patents and 99 foreign pending patent applications. The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of diabetes mellitus Type 2, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Androxal® (the trans-isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. We requested re-examination of one of these patents by the U.S. Patent and Trademark Office (“PTO”) based on prior art. The patent holder amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims were patentable in view of those publications under consideration and a re-examination certificate was issued. We subsequently filed a second request for re-examination by the PTO in light of a number of additional publications. The request was granted and all of the claims were finally rejected by the PTO in the re-examination. The patent holder appealed the rejections to the PTO Board of Patent Appeals and Interferences (the “PTO Board”) which ultimately reversed the rejections of several dependent claims in view of those publications under consideration. The patent holder filed a Notice of Appeal to the Federal Circuit on September 28, 2010 contesting the rejections maintained by the PTO Board. A decision was rendered by the Court of Appeals for the Federal Circuit on December 12, 2011, affirming the rejection of the appealed claims. The PTO issued an Ex Parte Reexamination Certificate on April 29, 2013, canceling the rejected claims and confirming the patentability of the remaining claims. Nevertheless, we believe that our development of Androxal® does not infringe any of the remaining claims and that all of the remaining claims are invalid on various grounds including additional prior art publications. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. If necessary, we intend to vigorously defend any and all claims that may be brought by the holder of such patents in a court of competent jurisdiction in order to develop Androxal® further. Adverse determinations in litigation proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities, in which case we may not be able to successfully commercialize or out-license Androxal® until such patents expire or are otherwise no longer in force.

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

Our main competitors for the treatment of testosterone deficiency are the testosterone replacement therapies currently being marketed. The current standard of care is AndroGel®, a topical gel for the replacement of testosterone. AndroGel® is marketed by Abbott. There is another topical gel, Testim®, currently marketed by Endo International PLC, and a transdermal patch, AndroDerm®, marketed by Watson Pharmaceuticals. Eli Lilly and Company also entered into a licensing agreement with a third party for a late stage topical testosterone treatment called Axiron®, which has recently become available in pharmacies. In addition, other companies such as Apricus Biosciences, Inc. and Clarus Therapeutics, Inc. are developing other products that would compete with Androxal®. We believe we can compete with AndroGel® and the other replacement therapies because we believe that Androxal® is the only drug with an NDA submitted that normalizes testicular function and may provide additional metabolic benefits. Based on our clinical trial supply cost to date, we currently expect that Androxal®, if approved, can compete favorably on a cost basis with current testosterone replacement therapies.

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

Litigation

See Item 3 of Part I of this Form 10-K.

Employees and Consultants

Employees

At December 31, 2014, we had 28 full-time employees. We also utilize consultants as well as contract research organizations and other outside specialty firms for various services such as preclinical and clinical trial support, manufacturing, regulatory approval advice and accounting and human resource management. We believe our relationship with our employees is good.

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

We expect to make additional capital outlays and to increase operating expenditures over the next several years to support our preclinical development and clinical trial activities, particularly with respect to ongoing clinical trials for Proellex®. On February 2, 2015, we announced that we submitted the NDA for Androxal® to the FDA. Based on our current and planned clinical programs, we anticipate that our current liquidity will be sufficient to continue the development of our product candidates into the second half of 2016. However, it is possible that our clinical trial activities will be more costly and take longer than we anticipate; accordingly, there can be no assurance that additional capital will not be necessary prior to the time anticipated. In the normal course of business we continue to explore possible partnerships with various pharmaceutical companies. If in the future we fail to reach or elect not to enter into an arrangement with a collaborative partner with respect to the sales and marketing of any of our product candidates, we would need to develop a sales and marketing organization with supporting distribution capability in order to market such products directly. Significant additional expenditures would be required for us to develop such a sales and marketing organization. We may continue to seek additional funding through public or private financings, including equity or debt financings, and/or through other means, including collaborations and license agreements, as appropriate. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. We anticipate that if we are able to secure additional financing, that such financing will result in significant dilution of the ownership interests of our stockholders and may provide certain rights to the new investors senior to the rights of our current stockholders, including but not limited to, voting rights and rights to proceeds in the event of a sale or liquidation of the Company. We expect to continue to incur significant losses for the foreseeable future, and we may never achieve or sustain profitability. In the event that we are unable to obtain adequate financing to conduct operations, we may need to cease our business operations and begin liquidation proceedings. If we need to liquidate our assets, we would likely realize significantly less from them than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to any secured and unsecured creditors before any funds would be available to pay our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we were required to liquidate, it is highly unlikely that stockholders would receive any value for their shares.

In recent years, the general economic and capital market conditions in the United States have varied significantly and have increased the cost of capital in many circumstances, and there is no certainty that economic conditions will permit us to raise capital in an amount to sufficiently fund our long-term plans, in 2015 or beyond. If economic conditions become worse, our future cost of equity or debt capital and access to the capital markets could be adversely affected. If we cannot raise adequate funds, we may be required to:

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

We have experienced significant operating losses in each fiscal year since our inception. As of December 31, 2014, we had accumulated losses of $273.1 million, approximately $46.6 million in cash and cash equivalents, and accounts payable and accrued expenses of approximately $2.9 million, in the aggregate. We expect to continue incurring net losses and we may not achieve or maintain profitability for some time, if at all. As we increase expenditures for the clinical development of our products, we expect our total operating losses to increase for at least the next few years. Our ability to achieve profitability will depend on, among other things, successfully completing the development of our products, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others that possess such capabilities, and raising sufficient funds to finance our activities. There can be no assurance that we will be able to achieve profitability or that profitability, if achieved, can be sustained.

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

Our stock price could decline significantly based on the results and timing of clinical trials of, and regulatory and other decisions affecting, our product candidates.

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

Failure to initiate additional clinical trials or delays in existing clinical trials of Proellex®, and failure of the FDA to lift the partial clinical hold on Proellex®, or unfavorable results or decisions or negative perceptions regarding any of such clinical trials, could cause our stock price to decline significantly. Additionally, we have submitted an NDA for Androxal® to the FDA. Failure to achieve FDA approval for Androxal® could cause our stock price to decline significantly.

We are thinly staffed and highly dependent on a limited number of management persons and key personnel, and if we lose these members of our team or are unable to attract and retain additional qualified personnel, our future growth and ability to compete would suffer.

The competition for qualified personnel in the biopharmaceutical field is intense, and our future success depends upon our ability to attract, retain and motivate highly skilled scientific, technical and managerial employees. We had only 28 full-time employees at December 31, 2014, including our President and Chief Executive Officer, Joseph S. Podolski. We are highly dependent on Mr. Podolski and our professional staff for the management of our company and the development of our technologies. Mr. Podolski has an employment agreement with us. There can be no assurance that any of these employees will remain with us through development of our current product candidates. The loss of the services of any of our employees could delay or curtail our research and product development efforts.

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

Even if we successfully complete clinical trials for Proellex®, there are no assurances that we will be able to submit, or obtain FDA approval of, a new drug application.

There can be no assurance that, if our clinical trials for Proellex® are successfully completed, we will be able to submit an NDA to the FDA or that any NDA we submit will be approved by the FDA in a timely manner, if at all. After completing clinical trials for a product candidate in humans, a drug dossier is prepared and submitted to the FDA as an NDA, and includes all preclinical studies and clinical trial data relevant to the safety and effectiveness of the product at the suggested dose and duration of use for the proposed indication, in order to allow the FDA to review such drug dossier and to consider a product candidate for approval for commercialization in the United States. If we are unable to submit an NDA with respect to Proellex®, or if any NDA we submit is not approved by the FDA, we will be unable to commercialize that product. The FDA can and does reject NDAs and requires additional clinical trials, even when drug candidates achieve favorable results in large-scale Phase 3 clinical trials. If we fail to commercialize Proellex®, we may be unable to generate sufficient revenues to continue operations or attain profitability and our reputation in the industry and in the investment community would likely be damaged.

Our success in obtaining regulatory approval to market Androxal® in the U.S. or elsewhere depends on our ability to address any issues the FDA or foreign regulatory agencies may raise, including with respect to our NDA filing for Androxal, and ultimately to obtain approval by the FDA or foreign regulatory agencies.

On February 2, 2015, we announced that we submitted the NDA for Androxal® to the FDA. If the NDA is accepted for filing, the NDA will then assign a team to evaluate our research on Androxal®’s safety and efficacy, including a review of labeling information and the manufacturing process. We would expect this evaluation and review, which would be under the Prescription Drug User Fee Act, to take approximately 12 months after submission. Ultimately, FDA reviewers will either approve the NDA or issue a response letter with comments. If the FDA is not satisfied with the information we provide, the FDA may require the addition of labeling statements or other warnings or contraindications, require us to perform additional clinical trials or studies or provide additional information, or redesign Androxal® in order to secure approval. Any such requirement could have a material adverse effect on our business and financial condition.

Even if Androxal® is approved, the FDA may limit the indications for which it may be used, include extensive warnings on the product labeling, or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of Androxal®. Further, in the event that we seek regulatory approval of Androxal® outside the United States, such markets also have requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining regulatory approval for marketing of Androxal® in one country does not ensure we will be able to obtain regulatory approval in other countries but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.

Any regulatory approval of Androxal®, once obtained, may be withdrawn. Ultimately, the failure to obtain and maintain regulatory approvals would prevent Androxal® from being marketed and would have a material and adverse effect on our business.

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

We have identified multiple potential suppliers for the bulk active pharmaceutical ingredient (“API”) used in Androxal®, though we have not yet contracted with one. We have not faced any material problems obtaining the necessary quantities of Androxal® for our clinical trials and, therefore, do not anticipate any material problems obtaining the API necessary for commercial production if Androxal® is approved for sale. Additionally, we have contracted with Gregory Pharmaceutical Holdings, Inc., doing business as UPM Pharmaceuticals, for the finished drug product and packaging of Androxal® for commercial production, if approved by the FDA for sale.

For the foreseeable future, we expect to continue to rely on third-party manufacturers and other third parties to produce, package and store sufficient quantities of Androxal®, Proellex®, and any future product candidates for use in our clinical trials or commercialization, if appropriate. These product candidates are complicated and expensive to manufacture. If our third-party manufacturers fail to deliver our product candidates for clinical use on a timely basis, with sufficient quality, and at commercially reasonable prices, we may be required to delay or suspend clinical trials or otherwise discontinue development and production of our product candidates. While we may be able to identify replacement third-party manufacturers or develop our own manufacturing capabilities for these product candidates, this process would likely cause a delay in the availability of our product candidates and an increase in costs. In addition, third-party manufacturers may have a limited number of facilities in which our product candidates can be produced, and any interruption of the operation of those facilities due to events such as equipment malfunction or failure or damage to the facility by natural disasters could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in available product candidates.

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

Our main competitors for the treatment of testosterone deficiency are the testosterone replacement therapies currently being marketed. The current standard of care is AndroGel®, a topical gel for the replacement of testosterone developed by Solvay Pharmaceuticals (which was acquired by Abbott Laboratories). Abbott is a much larger company than we are, with greater resources and marketing ability. Androxal® would also compete with other forms of testosterone replacement therapies such as oral treatments, patches, injectables and a tablet applied to the upper gum. There is another topical gel currently marketed by Endo International PLC called Testim®, and a transdermal patch marketed by Watson Pharmaceuticals called AndroDerm®. Eli Lilly and Company also entered into a licensing agreement with a third party for a late stage topical testosterone treatment called Axiron®, which has recently become available in pharmacies. There can be no assurance that our product candidates will be more successful than competitive products. In addition, other potential competitors may be developing testosterone therapies similar to ours.

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

The trading price of our common stock has been highly volatile. Since January 1, 2013 through February 27, 2015, the sale price of our stock price has fluctuated from a low of $5.92 to a high of $29.79. The market price for our common stock and warrants will be affected by a number of factors, including:

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

To date, we have a low volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the fourth quarter of 2014 was approximately 938,900 shares per day. Our stockholders may be unable to sell their common stock at or near their asking prices or at all, which may result in substantial losses to our stockholders.

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

ITEM 3. Legal Proceedings

Therapeutic uses of our Androxal product candidate are covered in the United States by nine issued U.S. patents and seven pending patent applications. Foreign coverage of therapeutic uses of our Androxal product candidate includes 71 issued foreign patents and 99 foreign pending patent applications. The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of diabetes mellitus Type 2, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Androxal (the trans-isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. We requested re-examination of one of these patents by the U.S. Patent and Trademark Office (“PTO”) based on prior art. The patent holder amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims were patentable in view of those publications under consideration and a re-examination certificate was issued. We subsequently filed a second request for re-examination by the PTO in light of a number of additional publications. The request was granted and all of the claims were finally rejected by the PTO in the re-examination. The patent holder appealed the rejections to the PTO Board of Patent Appeals and Interferences (the “PTO Board”) which ultimately reversed the rejections of several dependent claims in view of those publications under consideration. The patent holder filed a Notice of Appeal to the Federal Circuit on September 28, 2010 contesting the rejections maintained by the PTO Board. A decision was rendered by the Court of Appeals for the Federal Circuit on December 12, 2011, affirming the rejection of the appealed claims. The PTO issued an Ex Parte Reexamination Certificate on April 29, 2013, cancelling the rejected claims and confirming patentability of the remaining claims. Nevertheless, we believe that our development of Androxal does not infringe any of the remaining claims and that all of the remaining claims are invalid on various grounds including additional prior art publications. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. If necessary, we intend to vigorously defend any and all claims that may be brought by the holder of such patents in a court of competent jurisdiction in order to develop Androxal further. Adverse determinations in litigation proceedings could require us to seek licenses from patent holders which may not be available on commercially reasonable terms, or at all, or may subject us to significant liabilities, in which case we may not be able to successfully commercialize or out-license Androxal until such patents expire or are otherwise no longer in force.

On July 19, 2013, we received a letter from Dr. Harry Fisch threatening to file a lawsuit against us and two of our executive officers (Joseph S. Podolski, President and Chief Executive Officer and Ron Wiehle, Executive Vice President), seeking addition of Dr. Harry Fisch as an inventor on three of our patents, U.S. Patent Nos. 7,173,064, 7,737,185 and 7,759,360, covering therapeutic uses of Androxal®. We believe that these allegations are without merit and on August 2, 2013, we commenced a lawsuit against Dr. Fisch in the U.S. District Court for the Southern District of Texas seeking a declaratory judgment that he should not be added as inventor to any of these patents. On October 2, 2013, Dr. Fisch filed counterclaims to our complaint seeking correction of inventorship of the three patents at issue to name Dr. Fisch as a co-inventor of the applications leading these patents. Dr. Fisch subsequently stipulated that he does not claim to be a co-inventor of U.S. Patent No. 7,173,064. The court granted summary judgment in favor of the Company on separate equitable and legal grounds, and entered judgment on December 23, 2014. Our request for attorney’s fees was denied. On February 9, 2015, Dr. Fisch filed a notice of appeal of the summary judgment rulings to the United States Court of Appeals for the Federal Circuit.

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

	Price Range
	High	Low
2013
First Quarter	$19.12	$8.42
Second Quarter	21.02	14.10
Third Quarter	29.79	18.15
Fourth Quarter	27.52	14.09
2014
First Quarter	$22.57	$15.27
Second Quarter	18.40	13.93
Third Quarter	22.55	8.86
Fourth Quarter	11.21	5.92

All of the foregoing prices reflect interdealer quotations, without retail mark-up, markdowns or commissions and may not necessarily represent actual transactions in the common stock.

On February 27, 2015, the last sale price of our common stock, as reported by the Nasdaq Capital Market, was $9.21 per share. On February 27, 2015, there were approximately 104 holders of record and approximately 8,300 beneficial holders of our common stock.

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

	12/09	12/10	12/11	12/12	12 /13	12 /14

Repros Therapeutics Inc.	100.00	95.41	151.27	494.29	574.32	312.89
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
NASDAQ Pharmaceutical	100.00	104.24	117.69	161.80	271.53	349.75

ITEM 6. sELECTED CONSOLIDATED FINANCIAL DATA

The statement of operations data for the years ended December 31, 2014, 2013 and 2012, and the balance sheet data as of December 31, 2014 and 2013, have been derived from our financial statements, included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2011 and 2010, and the balance sheet data as of December 31, 2012, 2011 and 2010 have been derived from our financial statements not included in this Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below have been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read with our financial statements, including notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

STATEMENTS OF OPERATIONS DATA(1):

(In thousands, except per share data)

	2014	2013	2012	2011	2010(3)
Revenues and Other Income
Interest income	$9	$9	$3	$2	$—
Other income	—	—	—	—	421
Total revenues	9	9	3	2	421
Expenses:
Research and development	27,107	23,657	14,120	8,893	3,192
General and administrative	5,437	4,818	4,827	3,811	2,285
Total expenses	32,544	28,475	18,947	12,704	5,477
Net loss	$(32,535)	$(28,466)	$(18,944)	$(12,702)	$(5,056)

Net loss per share – basic and diluted (2)	$(1.39)	$(1.37)	$(1.23)	$(1.06)	$(0.63)
Shares used in loss per share calculation	23,432	20,808	15,346	11,961	8,057

(1)	2010 – 2013 Statements of Operations Data has been revised. For a further description of this revision, see "Note 2. Revision of Prior Years’ Financial Statements" of the Notes to Consolidated Financial Statements.

(2)	See "Note 3. Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements for a description of the computation of loss per share.

(3)	The basic and diluted net loss per share and shares used in loss per share calculation have been adjusted to reflect the one-for-four reverse stock split that was effected on October 14, 2010.

BALANCE SHEET DATA(1):

(In thousands)

	2014	2013	2012	2011	2010

Cash, cash equivalents and marketable securities	$46,620	$75,807	$24,212	$4,565	$2,957
Total assets	46,941	76,071	24,670	4,679	3,292
Accumulated deficit	(273,064)	(240,529)	(212,063)	(193,119)	(180,417)
Total stockholders' equity	$44,017	$72,519	$20,873	$3,281	$1,994

(1)	2010 – 2013 Balance Sheet Data has been revised. For a further description of this revision, please See "Note 2. Revision of Prior Year Financial Statements" of the Notes to Consolidated Financial Statements.

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

We are developing Androxal®, a single isomer of clomiphene citrate which is an orally active proprietary small molecule compound. Androxal® is for the treatment of secondary hypogonadism in overweight men wishing to restore normal testicular function. Men with secondary hypogonadism exhibit low testosterone levels due to under stimulated testes but they are generally fertile. Androxal® is designed to treat the underlying mechanism, insufficient stimulation of the testes by the pituitary, which causes secondary hypogonadism. Secondary hypogonadism due to being overweight or obese is the single greatest cause of hypogonadism in general. As of 2013, sales of preparations for the treatment of low testosterone have exceeded $2 billion in the U.S. and first tier pharmaceutical companies have entered the low testosterone marketplace.

In December 2011, we completed a Phase 2B study of Androxal® in men with secondary hypogonadism, but naïve to testosterone treatment, at the recommendation of the Food and Drug Administration (the “FDA”). Top line results of this study demonstrated that Androxal® was generally well tolerated compared to placebo and that there were no drug related serious adverse events that led to discontinuation. We met with the FDA in May 2012 to discuss the design of pivotal Phase 3 efficacy studies for Androxal® as well as the components of the overall drug development program required for a New Drug Application (“NDA”) submission and agreed on registration requirements for Androxal® oral therapy for the treatment of secondary hypogonadism. In July 2012, we announced that we reached an agreement with the FDA for the design of the pivotal efficacy studies for Androxal® for the treatment of secondary hypogonadism. The pivotal studies were conducted under a Special Protocol Assessment (“SPA”). We have completed both Phase 3 pivotal efficacy studies. On March 27, 2013, we announced that the top-line results from our first pivotal Phase 3 study, ZA-301, met both co-primary endpoints mandated by the FDA, and we announced on September 16, 2013, that we met both co-primary endpoints in the second pivotal study, ZA-302. Additionally, on September 16, 2013, we announced the results from ZA-300, a six-month safety study. This study identified no new safety issues. On October 22, 2013, we announced that we received guidance from the FDA instructing the Company to request a meeting to discuss the adequacy of studies ZA-301 and ZA-302. In addition to this guidance, the FDA further noted that they would allow us to run head-to-head studies against approved testosterone replacement products. These head-to-head studies, ZA-304 and ZA-305, were initiated in January 2014 and subsequently completed in September and August 2014, respectively. Both of these head-to-head studies achieved superiority for both co-primary endpoints and most secondary endpoints as compared to the approved testosterone replacement product. On October 21, 2014, we announced the results from ZA-303, a 52 week, single-blind, placebo-controlled Phase 3 study to evaluate the effects on bone mineral density. In this study, no new safety signals were identified, including no evidence of negative effects on bone mineral density. On February 2, 2015, we announced that we electronically submitted our NDA to the FDA for Androxal®. The NDA includes a collection of data on safety and efficacy from over 20 studies, including four Phase 3 efficacy studies.

We are also developing Proellex®, an orally administered selective blocker of the progesterone receptor in women, for the treatment of uterine fibroids and endometriosis. Uterine fibroids and endometriosis affect millions of women of reproductive age. Proellex® has shown statistically significant results in previous Phase 2 studies for endometriosis and uterine fibroids. We completed a low dose escalating study as permitted by the FDA in late 2011, to determine both signals of efficacy and safety for low oral doses of the drug. There was no evidence of elevations of liver enzymes over baseline, suggesting these lower doses avoid the type of adverse events seen at much higher doses in earlier studies. On October 8, 2012, we announced that the FDA has agreed to a reclassification of the full clinical hold to a partial clinical hold on low dose oral Proellex® to allow us to conduct a Phase 2 study in the treatment of endometriosis. We initiated this study in November 2012. To date, we have experienced difficulty enrolling subjects into this study due to changes in the current treatment of this disorder. We believe we can have this study full enrolled in 2015.

On October 31, 2013, the Company held a meeting with the FDA to discuss the clinical development plan for low dose oral Proellex® in the treatment of uterine fibroids. During the meeting, the FDA provided guidance for endpoints it believed acceptable for the treatment of uterine fibroids in an efficacy study and instructed the Company to submit a request for lifting the full clinical hold. The Company has followed the FDA’s recommendations and submitted the study protocol and the request for the full hold lift. Additionally, on March 17, 2014, we announced that the FDA indicated that we may proceed to conduct Phase 1 and Phase 2 studies of low dose oral Proellex® for endometriosis and uterine fibroids while remaining on partial clinical hold. This guidance indicated that the highest allowed dose will be 12 mg daily. On December 29, 2014, we announced that we have initiated a Phase 2B study for low dose oral Proellex® in the treatment of uterine fibroids.

The Company has an active IND for the vaginal delivery of Proellex® for the treatment of uterine fibroids. Since the clinical hold relates only to oral delivery of Proellex®, this IND has no clinical hold issues. In the first quarter of 2012, we initiated a Phase 2 vaginal administration study for the treatment of uterine fibroids, and reported final study results in January 2013. We held an end of Phase 2 meeting with the FDA in May 2013, to discuss a Phase 3 study design for the vaginally delivered Proellex as a treatment for uterine fibroids. The FDA recommended that a Phase 2B study should be conducted prior to commencing a Phase 3 program. On December 29, 2014, we announced that we have initiated a Phase 2B study for vaginally delivered Proellex® in the treatment of uterine fibroids.

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

As of December 31, 2014, we had accumulated losses of $273.1 million, approximately $46.6 million in cash and cash equivalents, and accounts payable and accrued expenses of approximately $2.9 million, in the aggregate. We continue to explore potential corporate partnering opportunities for assistance in the clinical development funding and commercialization of our products, as appropriate; however, there can be no assurance that an acceptable corporate partnering opportunity will be successfully completed or that our current liquidity will be sufficient to fund all of our product development needs.

At December 31, 2014, we had 28 full-time employees who utilize the services of contract research organizations, contract manufacturers and various consultants to assist us in performing clinical and regulatory services for the clinical development of our products. We are substantially dependent on our various contract groups to adequately perform the activities required to obtain regulatory approval of our products.

The value of the tax asset associated with the December 31, 2014 accumulated deficit can be substantially diminished in value to us due to various tax regulations, including change in control provisions in the tax code. For additional information relating to our net operating loss carryforward, see "Note 6. Federal Income Taxes" of the Notes to Consolidated Financial Statements. Losses have resulted principally from costs incurred in conducting clinical trials for our product candidates, in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts. There can be no assurance that we will be able to successfully commercialize any of our drug candidates. Our ability to achieve profitability will depend on, among other things, successfully completing the clinical development of our products in a reasonable time frame and at a reasonable cost, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others that possess such capabilities, our and our partners' ability to realize value from our research and development programs through the commercialization of those products and raising sufficient funds to finance our activities. There can be no assurance that we will be able to achieve profitability or that profitability, if achieved, can be sustained. See "Item 1. Business — Risk Factors" and "Note 1. Organization and Operations" of Notes to Consolidated Financial Statements.

Critical Accounting Policies and the Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Please see Note 3, "Summary of Significant Accounting Policies," for a detailed discussion of our critical accounting policies. A brief summary of our accounting policies is provided below.

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

Research & Development Expenses

Research and development (“R&D”) expenses include salaries and related employee expenses, contracted regulatory affairs activities, insurance coverage for clinical trials and prior product sales, contracted research and consulting fees, fees associated with our patent portfolio, facility costs and internal research and development supplies. We expense R&D costs in the period they are incurred. These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform research on our behalf.

Share-Based Compensation

We had one stock-based compensation plan at December 31, 2014, the 2011 Equity Incentive Plan. Accounting standards generally require the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued. We use the Black-Scholes option pricing model to estimate the fair value of our stock options. Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options’ vesting and contractual expiration dates. The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term.

Income Taxes

We have had net operating losses since inception and, therefore, have not been subject to federal income taxes. We have accumulated approximately $1.4 million of research and development tax credits. As of December 31, 2014, we had approximately $210.2 million of net operating loss (“NOL”) carryforwards for federal income tax purposes. Additionally, approximately $12.2 million of NOLs, and approximately $838,000 of research and development tax credits, expire in 2018. Accounting standards require the recognition of a deferred tax asset. However, a valuation allowance must be recorded for deferred tax assets whose recovery is deemed unlikely. As we have incurred net operating losses since inception, and there is no certainty of future revenues, our deferred tax assets have been reserved in full in the accompanying consolidated financial statements. Additionally, during 2013, the Company completed an analysis of its section 382 limit. Based on this analysis, the Company concluded that the amount of NOL carryforwards and the credits available to offset taxable income is limited under section 382. Accordingly, if the Company generates taxable income in any year in excess of its then annual limitation, the Company may be required to pay federal income taxes even though it has unexpired NOL carryforwards. Additionally, because U.S. tax laws limit the time during which NOLs and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOLs and tax credit carryforwards for federal income tax purposes. Future public and private stock placements may create additional limitations on the Company’s NOLs, credits and other tax attributes.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements - Going Concern.” The new standard requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern for both annual and interim reporting periods. This guidance is effective for us for the fiscal year beginning January 1, 2016 and interim periods thereafter. The guidance is not expected to have a material impact on our consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update 2014-10 (“ASU 2014-10”), “Development Stage Entities (Topic 915):  Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. Generally Accepted Accounting Principles for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendment is effective for annual reporting periods beginning after December 15, 2015. We have elected to adopt ASU 2014-10 early and as an early adopter, we are no longer providing inception-to-date financial information in our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company is currently assessing the impact of the new standard on our consolidated financial statements.

Results of Operations

Comparison of Years Ended December 31, 2014 and 2013

Revenues and Other Income

Total revenues and other income, which consisted solely of interest income, was $9,000 for both years ended December 31, 2014 and 2013.

Research and Development Expenses

R&D expenses include contracted services relating to our clinical product development activities which include preclinical studies, clinical trials, fees associated with our patent portfolio, regulatory affairs and bulk manufacturing scale-up activities and bulk active ingredient purchases for preclinical and clinical trials primarily relating to our two product candidates, Androxal® and Proellex®. Research and development expenses also include internal operating expenses relating to our general research and development activities. R&D expenses increased 15%, or approximately $3.5 million, to $27.1 million for 2014 as compared to $23.7 million for 2013. Our primary R&D expenses for 2014 and 2013 are shown in the following table (in thousands):

	Year Ended December 31,
Research and Development	2014	2013	Variance	Change (%)
Androxal® clinical development	$17,160	$14,791	$2,369	16%
Proellex® clinical development	1,883	1,815	68	4%
Payroll and benefits	4,319	3,914	405	10%
Operating and occupancy	3,745	3,137	608	19%
Total	$27,107	$23,657	$3,450	15%

Operating and occupancy expense for 2013 has been revised. For a further description of the revisions, see Note 2. “Revision of Prior Years’ Financial Statements” of the Notes to Consolidated Financial Statements.

The increase in Androxal® clinical development expenses for the year ended 2014 as compared to 2013 was primarily due to the completion of the Phase 3 studies, ZA-303, ZA-304 and ZA-305, as well as costs associated with the filing of the NDA in early 2015. The clinical development expenses related to Proellex® increased for 2014 as compared to 2013 primarily due to increased expenses associated with our Phase 2 endometriosis study.

From inception through December 31, 2014 we incurred $60.3 million for the development of Androxal® and $62.8 million for the development of Proellex®. These accumulated costs exclude any internal operating expenses and related fees associated with our patent portfolio.

R&D payroll and benefits expense for both years ended December 31, 2014 and 2013 includes salaries, non-cash stock based compensation expense and fringe benefits and increased 10%, or approximately $405,000, to $4.3 million for 2014 as compared to $3.9 million for 2013. This increase was primarily due to an increase in headcount and increased salaries. Included in R&D payroll and benefit expense is a charge for non-cash stock based compensation expense of $1.9 million for 2014 as compared to $1.8 million for 2013.

R&D operating and occupancy increased 19%, or approximately $608,000, to $3.7 million for 2014 as compared to $3.1 million for 2013. This increase was primarily due to increases in legal expenses and costs associated with our patent portfolio.

General and Administrative Expenses

General and administrative expenses (“G&A”) increased 13%, or approximately $619,000, to $5.4 million for 2014 as compared to $4.8 million for 2013. Our primary G&A expenses for 2014 and 2013 are shown in the following table (in thousands):

	Year Ended December 31,
General and Administrative	2014	2013	Variance	Change (%)
Payroll and benefits	$3,392	$2,519	$873	35%
Operating and occupancy	2,045	2,299	(254)	(11)%
Total	$5,437	$4,818	$619	13%

G&A payroll and benefits expense for both 2014 and 2013 includes salaries, non-cash stock based compensation expense and fringe benefits and increased 35%, or approximately $873,000, to $3.4 million for 2014 as compared to $2.5 million for 2013. Included in payroll and benefit expense is a charge for non-cash stock based compensation expense of $1.9 million for 2014 as compared to $1.3 million for 2013. Additionally, salaries for 2014 were $1.4 million as compared to $1.1 million for 2013.

G&A operating and occupancy expense, which includes expenses to operate as a public company, decreased 11%, or approximately $254,000, to $2.0 million for 2014 as compared to $2.3 million for 2013. The decrease was primarily due to a decrease in professional services costs.

Comparison of Years Ended December 31, 2013 and 2012

Revenues and Other Income

Interest income increased 200% to $9,000 in 2013 as compared to $3,000 for 2012. This increase was due to an increase in interest income due to higher cash balances. On June 25, 2013, we completed a public offering of 4,312,500 shares of our common stock at a price per share of $19.00. Net proceeds to us, after deducting underwriters’ fees and offering expenses, were approximately $76.8 million.

Research and Development Expenses

R&D expenses include contracted services relating to our clinical product development activities which include preclinical studies, clinical trials, fees associated with our patent portfolio, regulatory affairs and bulk manufacturing scale-up activities and bulk active ingredient purchases for preclinical and clinical trials primarily relating to our two products in clinical development, Androxal® and Proellex®. Research and development expenses also include internal operating expenses relating to our general research and development activities. R&D expenses increased 68%, or approximately $9.5 million, to $23.7 million for 2013 as compared to $14.1 million for 2012. Our primary R&D expenses for 2013 and 2012 are shown in the following table (in thousands):

	Year Ended December 31,
Research and Development	2013	2012	Variance	Change (%)
Androxal® clinical development	$14,791	$8,516	$6,275	74%
Proellex® clinical development	1,815	1,776	39	2%
Payroll and benefits	3,914	2,137	1,777	83%
Operating and occupancy	3,137	1,691	1,446	86%
Total	$23,657	$14,120	$9,537	68%

Operating and occupancy expense for 2013 and 2012 have been revised. For a further description of the revisions, see Note 2. “Revision of Prior Years’ Financial Statements” of the Notes to Consolidated Financial Statements.

The increase in Androxal® clinical development expenses for 2013 as compared to 2012 was primarily due to the completion of the Phase 3 studies in men with secondary hypogonadism, including two pivotal studies conducted under an SPA, a six month open label safety study and the ongoing DEXA study. Although the clinical development expenses related to Proellex® remained relatively constant, we initiated a 60 subject, Phase 2 study for the treatment of endometriosis in the fourth quarter of 2012 and completed a Phase 2 vaginal administration study for uterine fibroids in 2012.

From inception through December 31, 2013 we incurred $43.2 million for the development of Androxal® and $60.9 million for the development of Proellex®. These accumulated costs exclude any internal operating expenses and related fees associated with our patent portfolio.

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

R&D operating and occupancy increased 86%, or approximately $1.4 million, to $3.1 million for the year ended 2013 as compared to $1.7 million for 2012. This increase was primarily due to increases in legal expenses, costs associated with our patent portfolio, other outside services and travel expenses.

General and Administrative Expenses

G&A expenses remained constant at $4.8 million for both 2013 and 2012. Our primary G&A expenses for 2013 and 2012 are shown in the following table (in thousands):

	Year Ended December 31,
General and Administrative	2013	2012	Variance	Change (%)
Payroll and benefits	$2,519	$3,081	$(562)	(18)%
Operating and occupancy	2,299	1,746	553	32%
Total	$4,818	$4,827	$(9)	0%

G&A payroll and benefits expense for both 2013 and 2012 includes salaries, non-cash stock based compensation expense and fringe benefits and decreased 18%, or approximately $562,000, to $2.5 million for 2013 as compared to $3.1 million for 2012. Included in payroll and benefit expense is a charge for non-cash stock based compensation expense of $1.3 million for 2013 as compared to $1.9 million for 2012. Additionally, salaries for both 2013 and 2012 were $1.1 million.

G&A operating and occupancy expense, which includes expenses to operate as a public company, increased 32%, or approximately $553,000, to $2.3 million for 2013 as compared to $1.7 million for 2012. The increase was primarily due to an increase in professional services costs.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements.

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

Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. We had cash and cash equivalents of approximately $46.6 million as of December 31, 2014 as compared to $75.8 million as of December 31, 2013. All cash and cash equivalents as of December 31, 2014 and 2013 were held in an account backed by U.S. government securities.

Net cash of approximately $29.3 million, $25.3 million and $14.1 million was used in operating activities during 2014, 2013 and 2012, respectively. The major use of cash for operating activities during 2014 was to fund our clinical development programs and associated administrative costs. Cash used in investing activities was zero, $63,000 and $30,000 during 2014, 2013 and 2012, respectively. Cash provided by financing activities was $147,000, $77.0 million and $33.8 million during 2014, 2013 and 2012, respectively. Cash provided by financing activities during 2014 was primarily due to the exercise of 23,334 stock options for cash.

We have experienced negative cash flows from operations since inception. We will require substantial funds for R&D, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if appropriate, if the FDA or other regulatory approvals are obtained. Based on our current and planned clinical activities, we believe that our current liquidity will be sufficient to continue the development of our product candidates into the second half of 2016. It is possible that our clinical trial activities will be more costly and take longer than we anticipate; accordingly, there can be no assurance that additional capital will not be necessary prior to the time anticipated. Our capital requirements will depend on many factors, which are discussed in detail in “Item 1A., Risk Factors” of this Form 10-K . Additionally, as discussed in Note 11, there is a third party individual patent holder that claims priority over our patent application for Androxal®.

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

Contractual Obligations and Commercial Commitments

The Company leases laboratory and office space pursuant to leases accounted for as operating leases. The lease for the Company’s laboratory and office space expires in June 2015. Rental expense for the years ended December 31, 2014, 2013 and 2012, was approximately $74,000, $79,000 and $76,000, respectively. Future minimum lease payments under non-cancelable leases with original terms in excess of one year as of December 31, 2014, is approximately $27,000 for 2015.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We had cash and cash equivalents of approximately $46.6 million as of December 31, 2014 which is primarily held in a money market mutual fund backed by U.S. government securities. Although this cash account is subject to fluctuations in interest rates and market conditions, no significant gain or loss on this account is expected to be recognized in earnings. We do not invest in derivative securities.

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

Management evaluated the effectiveness of internal control over financial reporting based on the criteria in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2014.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited and issued their report on the effectiveness of our internal control over financial reporting as of December 31, 2014, which appears herein.

Changes in Internal Control

There have been no changes in our internal control over financial reporting during our quarter ended December 31, 2014 that have materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

Not applicable.

PART III

ITEM 10.   Directors, Executive Officers and Corporate Governance

The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2015 annual meeting of stockholders. Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2014.

ITEM 11.   Executive Compensation

The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2015 annual meeting of stockholders. Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2014.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2015 annual meeting of stockholders. Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2014.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2015 annual meeting of stockholders. Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2014.

ITEM 14.   Principal Accountant Fees and Services

The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2015 annual meeting of stockholders. Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2014.

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

10.1+	Amended and Restated 1993 Employee and Consultant Stock Option Plan. Exhibit 10.3 to the Registration Statement is incorporated herein by reference.

10.2+	First Amendment to the Repros Therapeutics Inc. Amended and Restated 1993 Stock Option Plan. Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 is incorporated herein by reference.

10.3+	1994 Employee and Consultant Stock Option Plan. Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 033-83406) as filed with the Commission on August 29, 1994 is incorporated herein by reference.

10.4+	2000 Non-Employee Directors' Stock Option Plan. Appendix B to the Company's Definitive Proxy Statement filed on April 26, 2000 is incorporated herein by reference.

10.5+	First Amendment to the Repros Therapeutics Inc. 2000 Non-Employee Directors' Stock Option Plan. Exhibit 10.21 to the 2000 Form 10-K is incorporated herein by reference.

10.6+	Second Amendment to 2000 Non-Employee Directors' Stock Option Plan. Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K") is incorporated herein by reference.

10.7+	Repros Therapeutics Inc. 2004 Stock Option Plan. Exhibit 10.17 to the Company's Registration Statement on Form S-1 (No. 333-119861), as amended, is incorporated herein by reference.

10.8+	Employment Agreement, dated June 16, 2014, between the Company and Joseph S. Podolski. Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 20, 2014.

10.9	Lease Agreement dated May 11, 2004 between the Company and Sealy Woodlands, L.P. Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

10.10	Amendment to Lease Agreement between the Company and Sealy Woodlands, L.P., dated May 17, 2006. Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 is incorporated herein by reference.

10.11	Second Amendment to Lease, effective as of July 1, 2010, between the Company and Columbia Texas 2408 Timberloch Industrial, L.P. Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010 is incorporated herein by reference.

10.12++	Letter Agreement dated July 15, 2002 between the Company, Schering Plough Ltd. and Schering-Plough Corporation. Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 is incorporated herein by reference.

10.13++	PHS Patent License Agreement dated April 16, 1999 between the Company and certain agencies of the United States Public Health Service within the Department of Health and Human Services, with amendments. Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003 is incorporated herein by reference.

10.14	Waiver to PHS Patent License Agreement, as amended, dated March 8, 2007 between the Company and certain agencies of the United States Public Health Service within the Department of Health and Human Services. Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on March 19, 2007 is incorporated herein by reference.

10.15++	Sixth Amendment to PHS Patent License Agreement, as amended, dated July 7, 2009 between the Company and certain agencies of the United States Public Health Service within the Department of Health and Human Services. Exhibit 10.1 to the Company’s Current Report on Form 8-K/A as filed with the Commission on December 22, 2009 is incorporated herein by reference.

10.16++	Seventh Amendment to PHS Patent License Agreement, as amended, dated October 28, 2009 between the Company and certain agencies of the United States Public Health Service within the Department of Health and Human Services. Exhibit 10.21 to the Company’s Annual Report on Form 10-K as filed with the Commission on March 15, 2010 is incorporated herein by reference.

10.17	Form of Indemnification Agreement entered into between the Company and each of its directors. Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 20, 2009 is incorporated herein by reference.

10.18+	Employment Agreement dated August 1, 2011 by and between the Company and Katherine A. Anderson. Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on August 4, 2011 is incorporated herein by reference.

10.19+	2011 Equity Incentive Plan (Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-200370) as filed with the Commission on November 19, 2014 is incorporated herein by reference.

10.20+	Offer Letter dated February 5, 2013, by and between the Company and Joachim F. Wernicke, Ph.D., M.D. Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 8, 2013 is incorporated herein by reference.

10.21+	Employment Agreement dated March 25, 2013 (but effective March 26, 2013), by and between the Company and Jaye Thompson, Ph.D. Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on April 1, 2013 is incorporated herein by reference.

10.22	Eighth Amendment to PHS License Agreement, as amended, dated April 20, 2010 between the Company and certain agencies of the United States Public Health Service within the Department of Health and Human Services. Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 17, 2013 is incorporated herein by reference.

10.23	Ninth Amendment to PHS License Agreement, as amended, dated June 14, 2013 between the Company and certain agencies of the United States Public Health Service within the Department of Health and Human Services. Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on June 17, 2013 is incorporated herein by reference.

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2*	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer) (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer) (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan.

++	Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act. Such omitted portions have been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPROS THERAPEUTICS INC.

Dated: March 16, 2015	By:	/s/ Joseph S. Podolski
Joseph S. Podolski
President and Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph S. Podolski	President, Chief Executive Officer and Director	March 16, 2015
Joseph S. Podolski	(Principal Executive Officer)

/s/ Katherine A. Anderson	Chief Financial Officer and Secretary	March 16, 2015
Katherine A. Anderson	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Nola Masterson	Chair of the Board	March 16, 2015
Nola Masterson

/s/ Daniel F. Cain	Director	March 16, 2015
Daniel F. Cain

/s/ Saira Ramasastry	Director	March 16, 2015
Saira Ramasastry

/s/ Michael Suesserman	Director	March 16, 2015
Michael Suesserman

/s/ Michael Wyllie	Director	March 16, 2015
Michael Wyllie, Ph.D.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Repros Therapeutics Inc.:

In our opinion, the accompanying consolidated balance sheets, and the related consolidated statements of operations, cash flows and stockholders’ equity present fairly, in all material respects, the financial position of Repros Therapeutics Inc. and its subsidiary, at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 16, 2015

REPROS THERAPEUTICS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	December 31,	December 31,
	2014	2013
ASSETS

Current Assets
Cash and cash equivalents	$46,620	$75,807
Prepaid expenses and other current assets	289	189
Total current assets	46,909	75,996
Fixed Assets, net	32	75
Total assets	$46,941	$76,071

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$2,090	$2,966
Accrued expenses	834	586
Total current liabilities	2,924	3,552

Commitments and Contingencies (note 11)

Stockholders' Equity
Preferred Stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 75,000,000 shares authorized, 24,388,523 and 23,125,565 shares issued, respectively; 24,276,173 and 23,013,215 shares outstanding, respectively	24	23
Additional paid-in capital	318,437	314,405
Cost of treasury stock, 112,350 shares	(1,380)	(1,380)
Accumulated deficit	(273,064)	(240,529)
Total stockholders' equity	44,017	72,519
Total liabilities and stockholders' equity	$46,941	$76,071

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	For the Year Ended December 31,
	2014	2013	2012

Revenues and other income
Interest Income	$9	$9	$3
Total revenues and other income	9	9	3
Expenses
Research and development	27,107	23,657	14,120
General and administrative	5,437	4,818	4,827
Total expenses	32,544	28,475	18,947
Net loss	$(32,535)	$(28,466)	$(18,944)

Loss per share - basic and diluted	$(1.39)	$(1.37)	$(1.23)

Shares used in loss per share calculation:
Basic	23,432	20,808	15,346
Diluted	23,432	20,808	15,346

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands except share and per share amounts)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2011	12,470,694	$12	$197,769	112,350	$(1,380)	$(193,119)	$3,282
Stock based option compensation	-	-	2,785	-	-	-	2,785
Issuance of 100 shares of common stock at a share price of $5.07	100	-	-	-	-	-	-
Issuance of 2,463,537 shares of common stock at a share price of $4.50, net of offering costs of $777	2,463,537	3	10,307	-	-	-	10,310
Exercise of stock options to purchase common stock for cash ($1.33 to $10.88 per share)	16,488	-	121	-	-	-	121
Issuance of 54,971 shares of common stock for the cashless exercise of 95,416 stock options	54,971	-	-	-	-	-	-
Exercise of 121,079 Series B Warrants to purchase common stock for cash @ $2.49 per share	121,079	-	301	-	-	-	301
Issuance of 2,145,636 shares of common stock at a share price of $11.00, net of offering costs of $586	2,145,636	2	23,016	-	-	-	23,018
Net loss	-	-	-	-	-	(18,944)	(18,944)
Balance at December 31, 2012	17,272,505	$17	$234,299	112,350	$(1,380)	$(212,063)	$20,873
Stock based compensation	-	-	3,158	-	-	-	3,158
Issuance of 871,634 shares of common stock for the cashless exercise of 872,133 Series A Warrants	871,634	1	(1)	-	-	-	-
Issuance of 614,837 shares of common stock for the cashless exercise of 716,767 Series B Warrants	614,837	1	(1)	-	-	-	-
Exercise of 42,849 Series B Warrants to purchase common stock for cash @ $2.49 per share	42,849	-	107	-	-	-	107
Issuance of 5,407 shares of common stock for the cashless exercise of 8,332 stock options	5,407	-	-	-	-	-	-
Exercise of stock options to purchase common stock for cash ($10.98 to $18.74 per share)	5,833	-	83	-	-	-	83
Issuance of 4,312,500 shares of common stock at $19.00 per share, net of offering costs of $5.2 million	4,312,500	4	76,760	-	-	-	76,764
Net loss	-	-	-	-	-	(28,466)	(28,466)
Balance at December 31, 2013	23,125,565	$23	$314,405	112,350	$(1,380)	$(240,529)	$72,519
Stock based compensation	-	-	3,784	-	-	-	3,784
Issuance of 72,910 shares of common stock for the cashless exercise of 98,329 stock options	72,910	-	-	-	-	-	-
Exercise of stock options to purchase common stock stock for cash ($1.56 to $9.60 per share)	23,334	-	147	-	-	-	147
Issuance of 836,961 shares of common stock for the cashless exercise of 837,542 Series A Warrants	836,961	1	(1)	-	-	-	-
Issuance of 329,753 shares of common stock for the cashless exercise of 380,101 Series B Warrants	329,753	-	-	-	-	-	-
Proceeds from a shareholder transaction	-	-	102	-	-		102
Net loss	-	-	-	-	-	(32,535)	(32,535)
Balance at December 31, 2014	24,388,523	$24	$318,437	112,350	$(1,380)	$(273,064)	$44,017

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2014	2013	2012

Cash Flows from Operating Activities
Net loss	$(32,535)	$(28,466)	$(18,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43	40	16
Noncash stock-based compensation	3,784	3,158	2,785
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	3	216	(307)
Increase (decrease) in accounts payable and accrued expenses	(629)	(244)	2,377
Net cash used in operating activities	(29,334)	(25,296)	(14,073)

Cash Flows from Investing Activities
Capital expenditures	-	(63)	(30)
Net cash used in investing activities	-	(63)	(30)

Cash Flows from Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	-	76,764	33,328
Exercise of stock options & warrants	147	190	422
Net cash provided by financing activities	147	76,954	33,750
Net increase (decrease) in cash and cash equivalents	(29,187)	51,595	19,647
Cash and cash equivalents at beginning of period	75,807	24,212	4,565
Cash and cash equivalents at end of period	$46,620	$75,807	$24,212

The accompanying notes are an integral part of these consolidated financial statements.

1.          ORGANIZATION AND OPERATIONS:

Repros Therapeutics Inc. (the “Company”, “Repros,” or “we,” “us” or “our”) was organized on August 20, 1987. We are a biopharmaceutical company focused on the development of new drugs to treat hormonal and reproductive system disorders.

Our primary product candidate, Androxal®, is a single isomer of clomiphene citrate and is an orally active proprietary small molecule compound. We are developing Androxal® for the treatment of secondary hypogonadism in overweight men wishing to restore normal testicular function. Men with secondary hypogonadism exhibit low testosterone levels due to under stimulated testes but they are generally fertile. Androxal® is designed to treat the underlying mechanism, insufficient stimulation of the testes by the pituitary, which causes secondary hypogonadism. Secondary hypogonadism due to being overweight or obese is the single greatest cause of hypogonadism in general. On February 2, 2015, we announced that we electronically submitted our New Drug Application (“NDA”) to the Food and Drug Administration (“FDA”) for Androxal®.

Proellex®, our product candidate for female reproductive health, is a new chemical entity that acts as a selective blocker of the progesterone receptor and is being developed for the treatment of symptoms associated with uterine fibroids and endometriosis. On December 29, 2014, we announced that we have initiated two Phase 2B studies for low dose Proellex® in the treatment of uterine fibroids and are currently conducting a Phase 2 study in the treatment of endometriosis.

VASOMAX® has been on partial clinical hold in the U.S. since 1998, and no further development activities are planned.

As of December 31, 2014, we had accumulated losses of $273.1 million, approximately $46.6 million in cash and cash equivalents, and accounts payable and accrued expenses of approximately $2.9 million, in the aggregate. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates into the second half of 2016. We continue to explore potential corporate partnering opportunities for assistance in the clinical development funding and commercialization of our products, as appropriate; however, there can be no assurance that an acceptable corporate partnering opportunity will be successfully completed or that our current liquidity will be sufficient to fund all of our product development needs.

2.         REVISION OF PRIOR YEARS’ FINANCIAL STATEMENTS:

While preparing its financial statements for the year ended December 31, 2014, the Company identified a prior period error related to the accounting for patent costs. As disclosed in its prior filings, historically the Company had capitalized patent related costs associated with its drug candidates, Androxal® and Proellex®. However, the Company has now concluded that these costs should have been expensed as research and development costs since the related products were, at the time the costs were incurred, in the development phase and had not been approved by the FDA.  The Company concluded this error was not material individually or in the aggregate to any of the prior reporting periods, and therefore, no restatements of previously issued financial statements were necessary.  However, if the entire correction was recorded in the current period, the cumulative impact would have been material to the current period, and would have impacted the comparability to prior periods.  As such, revisions for the prior periods are reflected in the financial statements herein, and will be reflected in future filings containing such information.

The effect of the error corrections on the consolidated balance sheet as of December 31, 2013 are as follows (in thousands):

	As previously reported	Correction	As revised
Other assets, net	$2,906	$(2,906)	$0
Total assets	78,977	(2,906)	76,071
Accumulated deficit	(237,623)	(2,906)	(240,529)
Total stockholders’ equity	75,425	(2,906)	72,519

At December 31, 2012, accumulated deficit and shareholders’ equity were reported as ($209,902) and $23,034, respectively, and were revised to ($212,063) and $20,873, respectively.

At December 31, 2011, accumulated deficit and shareholders’ equity were reported as ($191,735) and $4,666, respectively, and were revised to ($193,119) and $3,282, respectively.

The effects of the error correction on the consolidated statements of operations for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31, 2013			Year Ended December 31, 2012
	As previously reported	Correction	As revised	As previously reported	Correction	As revised
Research and development	$22,912	$745	$23,657	$13,343	$777	$14,120
Total expenses	27,730	745	28,475	18,170	777	18,947
Net loss	(27,721)	(745)	(28,466)	(18,167)	(777)	(18,944)
Loss per share – basic and diluted	(1.33)	(0.04)	(1.37)	(1.18)	(0.05)	(1.23)

The effects of the error correction on the consolidated statements of cash flows for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31, 2013			Year Ended December 31, 2012
	As previously reported	Correction	As revised	As previously reported	Correction	As revised
Net cash used in operating activities	$(24,448)	$(848)	$(25,296)	$(13,495)	$(578)	$(14,073)
Net cash used in investing activities	(911)	848	(63)	(608)	578	(30)

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

RESEARCH AND DEVELOPMENT EXPENSE

Research and development (“R&D”) expenses include salaries and related employee expenses, contracted regulatory affairs activities, insurance coverage for clinical trials and prior product sales, contracted research and consulting fees, fees associated with our patent portfolio, facility costs, and internal research and development supplies. We expense R&D costs in the period they are incurred. These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform research on our behalf.

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

SHARE-BASED COMPENSATION

We had one stock-based compensation plan at December 31, 2014, the 2011 Equity Incentive Plan. Accounting for stock based compensation generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued. We use the Black-Scholes option pricing model to estimate the fair value of our stock options. Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options' vesting and contractual expiration dates. The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option's expected term.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements - Going Concern.” The new standard requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern for both annual and interim reporting periods. This guidance is effective for us for the fiscal year beginning January 1, 2016 and interim periods thereafter. The guidance is not expected to have a material impact on our consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update 2014-10, “Development Stage Entities (Topic 915):  Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. Generally Accepted Accounting Principles for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendment is effective for annual reporting periods beginning after December 15, 2015. We have elected to adopt ASU 2014-10 early and as an early adopter, we are no longer providing inception-to-date financial information in our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company is currently assessing the impact of the new standard on our consolidated financial statements.

4.           FIXED ASSETS:

Fixed assets are as follows (in thousands):

	December 31,
	2014	2013
Laboratory equipment	$20	$20
Office equipment	101	101
Furniture and fixtures	18	18
Leasehold improvements	77	77
Total fixed assets	216	216
Less — Accumulated depreciation and amortization	184	141
Net Fixed Assets	$32	$75

Depreciation was $43,000, $40,000 and $17,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

5.           OPERATING LEASES:

The Company leases laboratory and office space, pursuant to leases accounted for as operating leases. The lease for the Company’s laboratory and office space expires in June 2015. Rental expense for the years ended December 31, 2014, 2013 and 2012, was approximately $74,000, $79,000 and $76,000, respectively. Future minimum lease payments under non-cancelable leases with original terms in excess of one year as of December 31, 2014, is approximately $27,000 for 2015.

6.           ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	December 31,
	2014	2013
Personnel related costs	$458	$196
Research and development costs	284	277
Other	92	113
Total	$834	$586

7.           FEDERAL INCOME TAXES:

The Company has had net operating losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 2014, the Company has accumulated approximately $1.4 million of research and development tax credits. As of December 31, 2014, the Company had approximately $210.2 million of NOL carryforwards for federal income tax purposes. Additionally, approximately $12.2 million of NOLs and approximately $838,000 of research and development tax credits will expire in 2018. The NOL’s will expire from 2018 through 2034. The research and development credits will expire from 2018 through 2022.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2014	2013
Net operating loss carryforwards	$71,472	$61,714
Research and development tax credits	1,384	1,384
Inventory reserve	1,510	1,510
Total deferred tax assets	74,366	64,608

Less — Valuation allowance	(74,366)	(64,608)
Net deferred tax assets	$—	$—

The Company adopted FIN 48 in 2007. The Company has no unrecognized tax benefits that should be accrued under FIN 48. The Company’s policy is to record interest and penalties on income taxes as a component of the income tax provision.

The Company’s only taxing jurisdictions are the United States and Texas. The Company’s tax years from 1998 to the present remain open for federal examination due to the net operating loss carryforwards. Texas has a four year statute of limitations so that returns filed since 2011 remain open for state examination.

8.           STOCKHOLDERS’ EQUITY:

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

On February 8, 2011, we completed an underwritten public offering of 690,000 units (including the exercise of the underwriter’s over-allotment option), consisting of an aggregate of 2,760,000 shares of our common stock, Series A Warrants to purchase 2,070,000 shares of our common stock and Series B Warrants to purchase 1,690,500 shares of our common stock, at a price per unit of $17.15. Each unit consisted of four shares of our common stock, Series A Warrants exercisable for three shares of our common stock at an exercise price of $0.01 per share and Series B Warrants exercisable for 2.45 shares of our common stock at an exercise price of $2.49 per share. Net proceeds to us, after the underwriting discount and offering expenses, were approximately $10.7 million. The fair value of the Series A and Series B Warrants was determined using a Black-Scholes model with the following assumptions: risk-free interest rate of 0.18%; no dividend yield; volatility of 131.66% and an expected term of six months. This resulted in a fair value of the Series A and Series B Warrants of approximately $5.4 million and a fair value of the common stock of approximately $5.3 million, which has been recorded in Additional Paid-In Capital on our Condensed Consolidated Balance Sheet. As of December 31, 2014, 2,029,325 shares of our common stock have been issued from the exercise of the Series A Warrants at $0.01 per share and 1,108,518 shares of our common stock have been issued from the exercise of the Series B Warrants at $2.49 per share. The Series A and B Warrants have a five year term from the date of issuance. The Series B Warrants are callable by the Company in the event that the Company’s stock trades at $8.00 or more for a period of 20 trading days over any consecutive 30 trading day period. As of the date of this filing, our common stock reached this price threshold, however, we have not yet required the exercise of the Series B Warrants pursuant to this provision. The Series A and B Warrants are also exercisable on a cashless basis. In addition, in no event may the Warrants be exercised if the holder would own 20% or more of the outstanding shares of the Company’s common stock following the exercise.

LOSS PER SHARE

The following table presents information necessary to calculate loss per share for the three years ended December 31, 2014, 2013 and 2012 (in thousands, except per share amounts):

	2014	2013	2012
Net loss	$(32,535)	$(28,466)	$(18,944)
Weighted average common shares outstanding	23,432	20,808	15,346
Basic loss per share	$(1.39)	$(1.37)	$(1.23)
Weighted average common and dilutive potential common shares outstanding:
Weighted average common shares outstanding	23,432	20,808	15,346
Assumed exercise of stock options	—	—	—
	23,432	20,808	15,346
Diluted loss per share	$(1.39)	$(1.37)	$(1.23)

Net loss and basic and diluted loss per share have been revised for 2013 and 2012. For a further description of the revisions, see Note 2. “Revision of Prior Years’ Financial Statements” in the Notes to Consolidated Financial Statements.

Other potential common stock of 2,910,157, 4,031,793 and 5,204,374, common shares underlying stock options and warrants for the periods ended December 31, 2014, 2013 and 2012, respectively, were excluded from the above calculation of diluted loss per share because such issuance would have been anti-dilutive. Potential common stock includes Series A Warrants issued in our February 8, 2011 public offering to purchase 39,595, 877,137 and 1,749,270 shares of our common stock at an exercise price of $0.01, for the periods ended December 31, 2014, 2013 and 2012, respectively. Additionally, potential common stock for periods ended December 31, 2014, 2013 and 2012 includes Series B Warrants issued in our February 8, 2011 public offering to purchase 429,704, 809,805 and 1,569,421 shares, respectively, of our common stock at an exercise price of $2.49.

9.          STOCK OPTION PLANS:

As of December 31, 2014, there were 905,479 options available to grant under the 2011 Equity Incentive Plan. Typically, options are granted with an exercise price per share which is equal to the fair market value per share of common stock on the date of grant. Vesting provisions for each grant are determined by the board of directors and typically vest over a three year period. All options expire no later than the tenth anniversary of the grant date.

A summary of the status of the Company’s outstanding options at December 31, 2014, 2013, and 2012 and changes during the years then ended is presented in the tables below:

	Stock Options	Weighted Average Exercise Price	Remaining Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2011	1,960,003	6.79
Granted	246,000	10.08
Exercised	(111,904)	4.08		$870.8
Forfeited/cancelled	(208,416)	9.69

Outstanding at December 31, 2012	1,885,683	6.92
Granted	505,000	13.37
Exercised	(14,165)	10.31		$144.4
Forfeited/cancelled	(31,667)	11.87

Outstanding at December 31, 2013	2,344,851	8.22
Granted	351,000	17.24
Exercised	(121,663)	5.27		$1,721.1
Forfeited/cancelled	(133,330)	11.65

Outstanding at December 31, 2014	2,440,858	9.48	7.01	$1,202.5
Exercisable at December 31, 2014	1,936,186	7.61	6.36	$4,204.2

The following table summarizes information about stock options outstanding at December 31, 2014:

Range Of Exercise Prices		Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.33 to	$4.00	253,138	5.5	$2.32	253,138	$2.32
4.01 to	5.00	762,312	6.2	4.50	758,980	4.50
5.01 to	10.00	569,908	7.0	6.74	500,727	6.42
10.01 to	20.00	749,000	8.6	15.62	346,923	15.04
21.00 to	50.80	106,500	5.2	33.54	76,418	38.58
		2,440,858			1,936,186

Stock-based compensation is outlined in the following table (in thousands):

	2014	2013	2012
R&D expense	$1,924	$1,839	$880
G&A expense	1,860	1,319	1,905
Total expense	$3,784	$3,158	$2,785

At December 31, 2014, there was approximately $5.5 million of total unrecognized compensation cost related to non-vested stock options. This compensation cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

Estimated fair values of stock options granted have been determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	2014	2013	2012
Risk-free interest rate	2.2%	1.5%	0.97%
Expected term	7 years	7 years	6 years
Volatility	89%	94%	95%
Dividend yield	—	—	—
Fair value	$13.41	$10.53	$7.75

Expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The Company’s historical stock option exercise experience does not provide a reasonable basis upon which to estimate expected term. As such, the simplified method was used to calculate the expected term.

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

10.            LICENSE, RESEARCH AND DEVELOPMENT AGREEMENTS:

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

11.           COMMITMENTS AND CONTINGENCIES:

See footnote 5 for a discussion of our operating lease commitments.

Therapeutic uses of our Androxal® product candidate are covered in the United States by nine issued U.S. patents and seven pending patent applications. Foreign coverage of therapeutic uses of our Androxal® product candidate includes 71 issued foreign patents and 99 foreign pending patent applications. The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of diabetes mellitus Type 2, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Androxal® (the trans-isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. We requested re-examination of one of these patents by the U.S. Patent and Trademark Office (“PTO”) based on prior art. The patent holder amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims were patentable in view of those publications under consideration and a re-examination certificate was issued. We subsequently filed a second request for re-examination by the PTO in light of a number of additional publications. The request was granted and all of the claims were finally rejected by the PTO in the re-examination. The patent holder appealed the rejections to the PTO Board of Patent Appeals and Interferences (the “PTO Board”) which ultimately reversed the rejections of several dependent claims in view of those publications under consideration. The patent holder filed a Notice of Appeal to the Federal Circuit on September 28, 2010 contesting the rejections maintained by the PTO Board. A decision was rendered by the Court of Appeals for the Federal Circuit on December 12, 2011, affirming the rejection of the appealed claims. The PTO issued an Ex Parte Reexamination Certificate on April 29, 2013, canceling the rejected claims and confirming the patentability of the remaining claims. Nevertheless, we believe that our development of Androxal® does not infringe any of the remaining claims and that all of the remaining claims are invalid on various grounds including additional prior art publications. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. If necessary, we intend to vigorously defend any and all claims that may be brought by the holder of such patents in a court of competent jurisdiction in order to develop Androxal® further. Adverse determinations in litigation proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities, in which case we may not be able to successfully commercialize or out-license Androxal® until such patents expire or are otherwise no longer in force.

On July 19, 2013, we received a letter from Dr. Harry Fisch threatening to file a lawsuit against us and two of our executive officers (Joseph S. Podolski, President and Chief Executive Officer and Ron Wiehle, Executive Vice President), seeking addition of Dr. Harry Fisch as an inventor on three of our patents, U.S. Patent Nos. 7,173,064, 7,737,185 and 7,759,360, covering therapeutic uses of Androxal®. We believe that these allegations are without merit and on August 2, 2013, we commenced a lawsuit against Dr. Fisch in the U.S. District Court for the Southern District of Texas seeking a declaratory judgment that he should not be added as inventor to any of these patents. On October 2, 2013, Dr. Fisch filed counterclaims to our complaint seeking correction of inventorship of the three patents at issue to name Dr. Fisch as a co-inventor of the applications leading these patents. Dr. Fisch subsequently stipulated that he does not claim to be a co-inventor of U.S. Patent No. 7,173,064. The court granted summary judgment in favor of the Company on separate equitable and legal grounds, and entered judgment on December 23, 2014. Our request for attorney’s fees was denied. On February 9, 2015, Dr. Fisch filed a notice of appeal of the summary judgment rulings to the United States Court of Appeals for the Federal Circuit.

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

12.           QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Quarterly financial information for the quarters ended March 31, June 30 and September 30, 2014 and for 2013 have been revised. For a further description of this revision, see “Note 2. Revision of Prior Years’ Financial Statements” of the Notes to Consolidated Financial Statements.

AS REPORTED	First Quarter Ended March 31, 2014	Second Quarter Ended June 30, 2014	Third Quarter Ended September 30, 2014	Fourth Quarter Ended December 31, 2014
	(In thousands except per share amounts)
Revenues and other income:
Interest income	$2	$2	$2	$3
Total revenues and other income	2	2	2	3
Expenses:
Research and development	7,325	7,450	6,107	5,771

General and administrative	1,226	1,256	1,277	1,678
Total expenses	8,551	8,706	7,384	7,449
Net loss	$(8,549)	$(8,704)	$(7,382)	$(7,446)

Net loss per share – basic and diluted	$(0.37)	$(0.38)	$(0.32)	$(0.31)
Shares used in loss per share calculation	23,033	23,102	23,347	24,234

AS REVISED	First Quarter Ended March 31, 2014	Second Quarter Ended June 30, 2014	Third Quarter Ended September 30, 2014	Fourth Quarter Ended December 31, 2014
	(In thousands except per share amounts)
Revenues and other income:
Interest income	$2	$2	$2	$3
Total revenues and other income	2	2	2	3
Expenses:
Research and development	7,569	7,491	6,276	5,771

General and administrative	1,226	1,256	1,277	1,678
Total expenses	8,795	8,747	7,553	7,449
Net loss	$(8,793)	$(8,745)	$(7,551)	$(7,446)

Net loss per share – basic and diluted	$(0.38)	$(0.38)	$(0.32)	$(0.31)
Shares used in loss per share calculation	23,033	23,102	23,347	24,234

AS REPORTED	First Quarter Ended March 31, 2013	Second Quarter Ended June 30, 2013	Third Quarter Ended September 30, 2013	Fourth Quarter Ended December 31, 2013
	(In thousands except per share amounts)
Revenues and other income:
Interest income	$1	$1	$3	$4
Total revenues and other income	1	1	3	4
Expenses:
Research and development	6,308	6,037	4,786	5,781

General and administrative	1,067	1,171	1,215	1,365
Total expenses	7,375	7,208	6,001	7,146
Net loss	$(7,374)	$(7,207)	$(5,998)	$(7,142)

Net loss per share – basic and diluted	$(0.41)	$(0.38)	$(0.26)	$(0.31)
Shares used in loss per share calculation	18,182	18,958	23,006	23,012

AS REVISED	First Quarter Ended March 31, 2013	Second Quarter Ended June 30, 2013	Third Quarter Ended September 30, 2013	Fourth Quarter Ended December 31, 2013
	(In thousands except per share amounts)
Revenues and other income:
Interest income	$1	$1	$3	$4
Total revenues and other income	1	1	3	4
Expenses:
Research and development	6,467	6,262	4,975	5,953

General and administrative	1,067	1,171	1,215	1,365
Total expenses	7,534	7,433	6,190	7,318
Net loss	$(7,533)	$(7,432)	$(6,187)	$(7,314)

Net loss per share – basic and diluted	$(0.41)	$(0.39)	$(0.27)	$(0.32)
Shares used in loss per share calculation	18,182	18,958	23,006	23,012

13.           SUBSEQUENT EVENTS

On January 6, 2015, we paid a filing fee to the FDA associated with the submission of our NDA for Androxal® in the amount of $2.3 million.

On January 28, 2015, the Board of Directors approved grants of a total of 189,000 stock options to certain employees. These options have an exercise price of $8.33, which was the closing price of our common stock on the date of grant, and will vest in equal annual installments on the first three year anniversaries of the date of grant.

On February 5, 2015, the Compensation Committee of the Board of Directors approved grants of a total of 180,000 stock options to non-employee Board Members and the Chief Financial Officer. These options have an exercise price of $8.44, which was the closing price of our common stock on the date of grant, and will vest in equal annual installments on the first three year anniversaries of the date of grant.

