Form 10-Q
period 2015-06-30
REPROS THERAPEUTICS INC.
filed 2015-08-10
CIK 897075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 3, 2015, there were outstanding 24,281,018 shares of Common Stock, par value $.001 per share, of the Registrant.

REPROS THERAPEUTICS INC.

For the Quarter Ended June 30, 2015

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

The following unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair statement of the interim periods presented have been included. The year-end balance sheet data was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands except share and per share amounts)

	June 30,	December 31,
	2015	2014

ASSETS

Current Assets
Cash and cash equivalents	$32,150	$46,620
Prepaid expenses and other current assets	438	289
Total current assets	32,588	46,909
Fixed assets, net	14	32
Total assets	$32,602	$46,941

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$2,159	$2,090
Accrued expenses	699	834
Total current liabilities	2,858	2,924

Commitments and contingencies (note 6)

Stockholders' Equity
Undesignated Preferred Stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 75,000,000 shares authorized, 24,393,368 and 24,388,523 shares issued, respectively and 24,281,018 and 24,276,173 shares outstanding, respectively	24	24
Additional paid-in capital	320,480	318,437
Cost of treasury stock, 112,350 shares	(1,380)	(1,380)
Accumulated deficit	(289,380)	(273,064)
Total stockholders' equity	29,744	44,017
Total liabilities and stockholders' equity	$32,602	$46,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues
Interest income	$1	$2	$2	$5
Total revenues and other income	1	2	2	5
Expenses
Research and development	6,450	7,491	13,771	15,060
General and administrative	1,342	1,256	2,547	2,482
Total expenses	7,792	8,747	16,318	17,542
Net loss	$(7,791)	$(8,745)	$(16,316)	$(17,537)

Loss per share - basic and diluted:	$(0.32)	$(0.38)	$(0.67)	$(0.76)

Weighted average shares used in loss per share calculation:
Basic	24,278	23,102	24,277	23,068
Diluted	24,278	23,102	24,277	23,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited and in thousands except share and per share amounts)

						Deficit
						Accumulated
			Additional			During the	Total
	Common Stock		Paid-in	Treasury Stock		Development	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Stage	Equity
Balance at December 31, 2014	24,388,523	$24	$318,437	112,350	$(1,380)	$(273,064)	$44,017
Stock based compensation	-	-	2,043	-	-	-	2,043
Issuance of 4,845 shares of common stock for the cashless exercise of 15,000 stock options	4,845	-	-	-	-	-	-
Net loss	-	-	-	-	-	(16,316)	(16,316)
Balance at June 30, 2015	24,393,368	$24	$320,480	112,350	$(1,380)	$(289,380)	$29,744

Balance at December 31, 2013	23,125,565	$23	$314,405	112,350	$(1,380)	$(240,529)	$72,519
Stock based compensation	-	-	1,875	-	-	-	1,875
Issuance of 72,910 shares of common stock for the cashless exercise of 98,329 stock options	72,910	-	-	-	-	-	-
Exercise of stock options to purchase common stock stock for cash ($1.56 to $9.60 per share)	23,334	-	147	-	-	-	147
Net loss	-	-	-	-	-	(17,537)	(17,537)
Balance at June 30, 2014	23,221,809	$23	$316,427	112,350	$(1,380)	$(258,066)	$57,004

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended June 30,
	2015	2014

Cash Flows from Operating Activities
Net loss	$(16,316)	$(17,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18	23
Noncash stock-based compensation	2,043	1,875
(Increase) decrease in prepaid expenses and other current assets	(251)	(194)
Increase (decrease) in accounts payable and accrued expenses	(66)	532
Net cash used in operating activities	(14,572)	(15,301)

Cash Flows from Investing Activities
Capital expenditures	-	-
Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Exercise of stock options & warrants	-	147
Proceeds from a shareholder transaction	102	-
Net cash provided by financing activities	102	147
Net decrease in cash and cash equivalents	(14,470)	(15,154)
Cash and cash equivalents at beginning of period	46,620	75,807
Cash and cash equivalents at end of period	$32,150	$60,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

NOTE 1 — Organization, Operations and Liquidity

Repros Therapeutics Inc. (the “Company,” “RPRX,” “Repros,” or “we,” “us” or “our”) was organized on August 20, 1987. We are a biopharmaceutical company focused on the development of new drugs to treat hormonal and reproductive system disorders.

Our enclomiphene product candidate, formerly known as Androxal®, is a single isomer of clomiphene citrate and is an orally active proprietary small molecule compound. We expect to rename this product candidate in the near future. We are developing enclomiphene for the treatment of secondary hypogonadism in overweight men wishing to restore normal testicular function. Men with secondary hypogonadism exhibit low testosterone levels due to under stimulated testes but they are generally fertile. Enclomiphene is designed to treat the underlying mechanism, insufficient stimulation of the testes by the pituitary, which causes secondary hypogonadism. The Company believes that secondary hypogonadism due to being overweight or obese is the single greatest cause of hypogonadism in general. On February 2, 2015, we announced that we electronically submitted our New Drug Application (“NDA”) to the Food and Drug Administration (“FDA”) for enclomiphene. Subsequently, we announced that the NDA was accepted by the FDA and the FDA assigned a Prescription Drug User Fee Act (“PDUFA”) goal date of November 30, 2015. In addition, we have announced the FDA has scheduled the advisory committee to review the Company’s NDA on November 3, 2015.

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

Our product development pipeline, with dates as expected as of the date of this report, is summarized in the table below:

Product Candidate (Indication) Enclomiphene	Status	Next Expected Milestone(s)
Secondary Hypogonadism	NDA accepted and under review	PDUFA date of November 30, 2015
Proellex®
Uterine Fibroids	Phase 2	Complete first course of treatment in a Phase 2B study (oral delivery) (Q2 2016) Complete first course of treatment in a Phase 2B study (vaginal delivery) (Q2 2016)
Endometriosis	Phase 2	Fully enroll Phase 2 study (oral delivery) (Q1 2016)

As of June 30, 2015, we had accumulated losses of $289.4 million, approximately $32.2 million in cash and cash equivalents, and accounts payable and accrued expenses of approximately $2.9 million, in the aggregate. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates into the second half of 2016. We continue to explore potential corporate partnering opportunities for assistance in the clinical development funding and commercialization of our products, as appropriate; however, there can be no assurance that an acceptable corporate partnering opportunity will be successfully completed or that our current liquidity will be sufficient to fund all of our product development needs.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB voted to delay the effective date of this standard by one year. This deferral resulted in ASU 2014-09 being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently assessing the impact of the new standard on our consolidated financial statements.

NOTE 2 — Revision of Prior Years’ Financial Statements

While preparing its financial statements for the year ended December 31, 2014, the Company identified a prior period error related to the accounting for patent costs. As disclosed in its prior filings, historically the Company had capitalized patent related costs associated with its drug candidates, enclomiphene and Proellex®. However, the Company has now concluded that these costs should have been expensed as research and development costs since the related products were, at the time the costs were incurred, in the development phase and had not been approved by the FDA.  The Company concluded this error was not material individually or in the aggregate to any of the prior reporting periods, and therefore, no restatements of previously issued financial statements were necessary. However, if the entire correction had been recorded in the fourth quarter of 2014, the cumulative impact would have been material to the fourth quarter of 2014, and would have impacted the comparability to prior periods.  As such, revisions for the prior periods are reflected in the financial statements herein. The quarter ended June 30, 2015 was not affected.

At December 31, 2013, accumulated deficit and shareholders’ equity were reported as ($237,623) and $75,425, respectively, and were revised to ($240,529) and $72,519, respectively.

The effects of the error correction on the consolidated statements of operations for the three and six month periods ended June 30, 2014 are as follows (in thousands):

	Three months ended June 30, 2014			Six months ended June 30, 2014
	As previously reported	Correction	As revised	As previously reported	Correction	As revised
Research and development	$7,450	$41	$7,491	$14,775	$285	$15,060
Total expenses	8,706	41	8,747	17,257	285	17,542
Net loss	(8,704)	(41)	(8,745)	(17,252)	(285)	(17,537)
Loss per share – basic and diluted	(0.38)	(0.00)	(0.38)	(0.75)	(0.01)	(0.76)

The effects of the error correction on the consolidated statements of cash flows for the six month period ended June 30, 2014 are as follows (in thousands):

	Six months ended June 30, 2014
	As previously reported	Correction	As revised
Net cash used in operating activities	$(14,773)	$(528)	$(15,301)
Net cash used in investing activities	(528)	528	(0)

NOTE 3 — Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2015	December 31, 2014

Research and development costs	$556	$284
Personnel related costs	56	458
Other	87	92
Total	$699	$834

NOTE 4 — Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Given that the Company is in a loss position for each of the periods presented, there is no difference between basic and diluted net loss per share since the effect of common stock equivalents would be anti-dilutive and, therefore, they are excluded from the diluted net loss per share calculation.

The following table presents information necessary to calculate loss per share for the three and six month periods ended June 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net loss	$(7,791)	$(8,745)	$(16,316)	$(17,537)
Average common shares outstanding	24,278	23,102	24,277	23,068
Basic and diluted loss per share	$(0.32)	$(0.38)	$(0.67)	$(0.76)

Potential common stock of 3,237,907 and 4,086,553 common shares underlying stock options and warrants for the periods ended June 30, 2015 and 2014, respectively, were excluded from the above calculation of diluted loss per share because they were anti-dilutive. Other potential common stock at June 30, 2015 includes Series A Warrants to purchase 39,595 shares of our common stock at an exercise price of $0.01 and Series B Warrants to purchase 429,704 shares of our common stock at an exercise price of $2.49 issued in our February 8, 2011 public offering. Other potential common stock at June 30, 2014 includes Series A Warrants to purchase 877,137 shares of our common stock at an exercise price of $0.01 and Series B Warrants to purchase 809,805 shares of our common stock at an exercise price of $2.49 issued in our February 8, 2011 public offering.

NOTE 5 – Stock-Based Compensation

During the three month period ended June 30, 2015, the Compensation Committee of the Company’s Board of Directors approved grants of options to purchase 30,000 shares of our common stock to employees and directors under the 2011 Equity Incentive Plan. Of the options granted during the three month period ended June 30, 2015, 25,000 options vest over a one year period and 5,000 options vest over a three year period. During the six month period ended June 30, 2015, the Compensation Committee of the Company’s Board of Directors approved grants of options to purchase 399,000 shares of our common stock to employees under the 2011 Equity Incentive Plan. Of the options granted, 374,000 options vest over a three year period and 25,000 vest over a one year period. Additionally, during the six month period ended June 30, 2015, 56,250 options either expired or were forfeited.

NOTE 6 — Commitments and Contingencies

Therapeutic uses of our enclomiphene product candidate are covered in the United States by nine issued U.S. patents and nine pending patent applications. Foreign coverage of therapeutic uses of our enclomiphene product candidate includes 76 issued foreign patents and 100 foreign pending patent applications. The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of diabetes mellitus Type 2, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Enclomiphene (the trans-isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. We requested re-examination of one of these patents by the U.S. Patent and Trademark Office (“PTO”) based on prior art. The patent holder amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims were patentable in view of those publications under consideration and a re-examination certificate was issued. We subsequently filed a second request for re-examination by the PTO in light of a number of additional publications. The request was granted and all of the claims were finally rejected by the PTO in the re-examination. The patent holder appealed the rejections to the PTO Board of Patent Appeals and Interferences (the “PTO Board”) which ultimately reversed the rejections of several dependent claims in view of those publications under consideration. The patent holder filed a Notice of Appeal to the Federal Circuit on September 28, 2010 contesting the rejections maintained by the PTO Board. A decision was rendered by the Court of Appeals for the Federal Circuit on December 12, 2011, affirming the rejection of the appealed claims. The PTO issued an Ex Parte Reexamination Certificate on April 29, 2013, canceling the rejected claims and confirming the patentability of the remaining claims. Nevertheless, we believe that our development of enclomiphene does not infringe any of the remaining claims and that all of the remaining claims are invalid on various grounds including additional prior art publications. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. If necessary, we intend to vigorously defend any and all claims that may be brought by the holder of such patents in a court of competent jurisdiction in order to develop enclomiphene further. Adverse determinations in litigation proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities, in which case we may not be able to successfully commercialize or out-license enclomiphene until such patents expire or are otherwise no longer in force.

On July 19, 2013, we received a letter from Dr. Harry Fisch threatening to file a lawsuit against us and two of our executive officers (Joseph S. Podolski, President and Chief Executive Officer and Ron Wiehle, Executive Vice President), seeking addition of Dr. Harry Fisch as an inventor on three of our patents, U.S. Patent Nos. 7,173,064, 7,737,185 and 7,759,360, covering therapeutic uses of enclomiphene. We believe that these allegations are without merit and on August 2, 2013, we commenced a lawsuit against Dr. Fisch in the U.S. District Court for the Southern District of Texas seeking a declaratory judgment that he should not be added as inventor to any of these patents. On October 2, 2013, Dr. Fisch filed counterclaims to our complaint seeking correction of inventorship of the three patents at issue to name Dr. Fisch as a co-inventor of the applications leading to these patents. Dr. Fisch subsequently stipulated that he does not claim to be a co-inventor of U.S. Patent No. 7,173,064. The court granted summary judgment in favor of the Company on separate equitable and legal grounds, and entered judgment on December 23, 2014. Our request for attorney’s fees was denied. On February 9, 2015, Dr. Fisch filed a notice of appeal of the summary judgment rulings to the United States Court of Appeals for the Federal Circuit. Dr. Fisch filed his opening appeal brief on May 20, 2015. Our opposition brief was filed on August 6, 2015. Oral argument on appeal remains to be scheduled.

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

We are developing enclomiphene, formerly known as Androxal®, a single isomer of clomiphene citrate which is an orally active proprietary small molecule compound. The Food and Drug Administration (the “FDA”) rejected the proprietary name of Androxal® because it evokes the word “androgen”, which is a male sex hormone, and enclomiphene is not an androgen. The Company expects to rename this product candidate in the near future. Enclomiphene is for the treatment of secondary hypogonadism in overweight men wishing to restore normal testicular function. Men with secondary hypogonadism exhibit low testosterone levels due to under stimulated testes but they are generally fertile. Enclomiphene is designed to treat the underlying mechanism, insufficient stimulation of the testes by the pituitary, which causes secondary hypogonadism. The Company believes that secondary hypogonadism due to being overweight or obese is the single greatest cause of hypogonadism in general. As of 2013, sales of preparations for the treatment of low testosterone have exceeded $2 billion in the U.S. and first tier pharmaceutical companies have entered the low testosterone marketplace.

In December 2011, we completed a Phase 2B study of enclomiphene in men with secondary hypogonadism, but naïve to testosterone treatment, at the recommendation of the FDA. Top line results of this study demonstrated that enclomiphene was generally well tolerated compared to placebo and that there were no drug related serious adverse events that led to discontinuation. We met with the FDA in May 2012 to discuss the design of pivotal Phase 3 efficacy studies for enclomiphene as well as the components of the overall drug development program required for a New Drug Application (“NDA”) submission and agreed on registration requirements for enclomiphene oral therapy for the treatment of secondary hypogonadism. In July 2012, we announced that we reached an agreement with the FDA for the design of the pivotal efficacy studies for enclomiphene for the treatment of secondary hypogonadism. The pivotal studies were conducted under a Special Protocol Assessment (“SPA”). We have completed both Phase 3 pivotal efficacy studies. On March 27, 2013, we announced that the top-line results from our first pivotal Phase 3 study, ZA-301, met both co-primary endpoints mandated by the FDA, and we announced on September 16, 2013, that we met both co-primary endpoints in the second pivotal study, ZA-302. Additionally, on September 16, 2013, we announced the results from ZA-300, a six-month safety study. This study identified no new safety issues. On October 22, 2013, we announced that we received guidance from the FDA instructing the Company to request a meeting to discuss the adequacy of studies ZA-301 and ZA-302. In addition to this guidance, the FDA further noted that they would allow us to run head-to-head studies against approved testosterone replacement products. These head-to-head studies, ZA-304 and ZA-305, were initiated in January 2014 and subsequently completed in September and August 2014, respectively. Both of these head-to-head studies achieved superiority for both co-primary endpoints and most secondary endpoints as compared to the approved testosterone replacement product. On October 21, 2014, we announced the results from ZA-303, a 52 week, single-blind, placebo-controlled Phase 3 study to evaluate the effects on bone mineral density. In this study, no new safety signals were identified, including no evidence of negative effects on bone mineral density. On February 2, 2015, we announced that we electronically submitted our NDA to the FDA for enclomiphene. Subsequently, we announced that the NDA was accepted by the FDA and the FDA assigned a Prescription Drug User Fee Act (“PDUFA”) goal date of November 30, 2015. In addition, we have announced the FDA has scheduled the advisory committee to review the Company’s NDA on November 3, 2015. In conjunction with the review process and the advisory committee meeting, we plan to respond to any questions or issues raised by the FDA. The NDA includes a collection of data on safety and efficacy from over 20 studies, including four Phase 3 efficacy studies. Regardless of the outcome of the advisory committee meeting, there can be no assurance that the FDA will approve our enclomiphene product candidate. Additionally, we have announced the European Medicines Agency (“EMA”) has informed the Company that its enclomiphene citrate capsules are eligible for submission for a centralized marketing authorization application (“MAA”) as a New Active Substance. Granting New Active Substance status will allow an application to be made for a supplementary protection certificate which, if granted, can extend the exclusivity period of the product. Confirmation of eligibility for submission is not predictive of the EMA’s ultimate approval of an MAA.

We are also developing Proellex®, an orally administered selective blocker of the progesterone receptor in women, for the treatment of uterine fibroids and endometriosis. Uterine fibroids and endometriosis affect millions of women of reproductive age. Proellex® has shown statistically significant results in previous Phase 2 studies for endometriosis and uterine fibroids. We completed a low dose escalating study as permitted by the FDA in late 2011, to determine both signals of efficacy and safety for low oral doses of the drug. There was no evidence of elevations of liver enzymes over baseline, suggesting these lower doses avoid the type of adverse events seen at much higher doses in earlier studies. On October 8, 2012, we announced that the FDA has agreed to a reclassification of the full clinical hold to a partial clinical hold on low dose oral Proellex® to allow us to conduct a Phase 2 study in the treatment of endometriosis. We initiated this study in November 2012. To date, we have experienced difficulty enrolling subjects into this study due to changes in the current treatment of this disorder. We believe we can have this study fully enrolled in the first quarter of 2016.

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

Our Research and Development Program

Our product development pipeline, with milestone dates as expected as of the date of this report, is summarized in the table below:

Product Candidate (Indication) Enclomiphene	Status	Next Expected Milestone(s)
Secondary Hypogonadism	NDA accepted and under review	PDUFA date of November 30, 2015
Proellex®
Uterine Fibroids	Phase 2	Complete first course of treatment in a Phase 2B study (oral delivery) (Q2 2016) Complete first course of treatment in a Phase 2B study (vaginal delivery) (Q2 2016)
Endometriosis	Phase 2	Fully enroll Phase 2 study (oral delivery) (Q1 2016)

As of June 30, 2015, we had accumulated losses of $289.4 million, approximately $32.2 million in cash and cash equivalents, and accounts payable and accrued expenses of approximately $2.9 million, in the aggregate. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates into the second half of 2016. We continue to explore potential corporate partnering opportunities for assistance in the clinical development funding and commercialization of our products, as appropriate; however, there can be no assurance that an acceptable corporate partnering opportunity will be successfully completed or that our current liquidity will be sufficient to fund all of our product development needs.

Enclomiphene

Product Overview

We are developing enclomiphene, formerly known as Androxal®, a single isomer of clomiphene citrate which is an orally active proprietary small molecule compound. The FDA rejected the proprietary name of Androxal® because it evokes the word “androgen”, which is a male sex hormone, and enclomiphene is not an androgen. The Company expects to rename this product candidate in the near future. Enclomiphene is for the treatment of secondary hypogonadism in overweight men wishing to restore normal testicular function. Men with secondary hypogonadism exhibit low testosterone levels due to under stimulated testes but they are generally fertile. Enclomiphene is designed to treat the underlying mechanism, insufficient stimulation of the testes by the pituitary, which causes secondary hypogonadism. The Company believes that secondary hypogonadism due to being overweight or obese is the single greatest cause of hypogonadism in general.

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

On February 2, 2015, we announced that we electronically submitted our NDA to the FDA for enclomiphene. Subsequently, we announced that the NDA was accepted by the FDA and the FDA assigned a PDUFA goal date of November 30, 2015. In addition, we have announced the FDA has scheduled the advisory committee to review the Company’s NDA on November 3, 2015. In conjunction with the review process and the advisory committee meeting, we plan to respond to any questions or issues raised by the FDA. The NDA includes a collection of data on safety and efficacy from over 20 studies, including four Phase 3 efficacy studies. Regardless of the outcome of the advisory committee meeting, there can be no assurance that the FDA will approve our enclomiphene product candidate. Additionally, the EMA has informed the Company that its enclomiphene citrate capsules are eligible for submission for a centralized MAA as a New Active Substance. Granting New Active Substance status will allow an application to be made for a supplementary protection certificate which, if granted, can extend the exclusivity period of the product. Confirmation of eligibility for submission is not predictive of the EMA’s ultimate approval of an MAA.

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

On July 16, 2012, we announced that we held a teleconference with the FDA to discuss the development of low dose oral Proellex® as a treatment for endometriosis. Subsequently, on October 8, 2012, we announced that the FDA has agreed to reclassify the full clinical hold to a partial clinical hold on low dose oral Proellex® to allow us to conduct a Phase 2 study in the treatment of endometriosis. We initiated this 60 subject, four month active dosing study in November 2012. To date, we have experienced difficulty enrolling subjects into this study due to changes in the current treatment of this disorder. We believe we can have this study fully enrolled in the first quarter of 2016.

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

Business Strategy

We plan to focus our clinical program on (i) conducting a Phase 2B study for low dose oral Proellex® in the treatment of uterine fibroids, (ii) conducting a Phase 2B vaginal administration study for Proellex® in the treatment of uterine fibroids and (iii) conducting a Phase 2 study for low dose oral Proellex® for the treatment of endometriosis. With respect to enclomiphene, on February 2, 2015, we reported that the NDA was electronically submitted to the FDA. Subsequently, we announced that the NDA was accepted by the FDA, that the FDA assigned a PDUFA goal date of November 30, 2015 and that the FDA has scheduled the advisory committee meeting to review the Company’s NDA on November 3, 2015. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates into the second half of 2016. Should we undertake additional strategies, such as commercialization, we will require additional capital prior to the time anticipated. In the normal course of business we continue to explore potential corporate partnering opportunities for assistance in the clinical development funding and commercialization of our products, as appropriate; however, there can be no assurance that an acceptable corporate partnering opportunity will be successfully completed or that our current liquidity will be sufficient to fund all of our product development needs.

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

We have accumulated net operating losses through June 30, 2015 and the value of the tax asset associated with these accumulated net operating losses may be substantially diminished in value due to various tax regulations, including change in control provisions in the tax code. Additionally, during 2013, the Company completed an analysis of its section 382 limit. Based on this analysis, the Company concluded that the amount of net operating loss (“NOL”) carryforwards and the credits available to offset taxable income is limited under section 382. See “Critical Accounting Policies and the Use of Estimates – Income Taxes,” below.

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

Stock-Based Compensation

We had one stock-based compensation plan at June 30, 2015, the 2011 Equity Incentive Plan. Accounting for stock-based compensation generally requires the recognition of the cost of employee services for stock-based compensation based on the grant date fair value of the equity or liability instruments issued. We use the Black-Scholes option pricing model to estimate the fair value of our stock options. Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options' vesting and contractual expiration dates. The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option's expected term.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB voted to delay the effective date of this standard by one year. This deferral resulted in ASU 2014-09 being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently assessing the impact of the new standard on our consolidated financial statements.

Results of Operations

Comparison of the three and six month periods ended June 30, 2015 and 2014

Revenues and Other Income

Total revenues and other income decreased to $1,000 for the three month period ended June 30, 2015 as compared to $2,000 for the same period in the prior year. Total revenue and other income decreased to $2,000 for the six month period ended June 30, 2015 as compared to $5,000 for the same period in the prior year. The decrease for the three and six month periods ended June 30, 2015 as compared to the same periods in the prior year was primarily due to decreased cash balances resulting in decreased interest income.

Research and Development Expenses

R&D expenses include contracted services relating to our clinical product development activities which include preclinical studies, clinical trials, expenses associated with our patent portfolio, regulatory affairs, including FDA filing fees, and bulk manufacturing scale-up activities and bulk active ingredient purchases for preclinical and clinical trials primarily relating to our two products in clinical development, which are enclomiphene and Proellex®. R&D expenses also include internal operating expenses relating to our general research and development activities. R&D expenses decreased 14%, or $1.0 million, to $6.5 million for the three month period ended June 30, 2015, as compared to $7.5 million for the same period in the prior year. Our primary R&D expenses for the three month periods ended June 30, 2015 and 2014 are shown in the following table (in thousands):

	Three months ended June 30,
Research and Development	2015	2014	Variance	Change (%)
Enclomiphene clinical development	$2,365	$5,106	$(2,741)	(54)%
Proellex® clinical development	1,359	587	772	132%
Payroll and benefits	1,565	1,069	496	46%
Operating and occupancy	1,161	729	432	59%
Total	$6,450	$7,491	$(1,041)	(14)%

Operating and occupancy expense for the three and six month periods ended June 30, 2014 has been revised. For a further description of the revisions, see Note 2 – “Revision of Prior Years’ Financial Statements” of the Notes to Condensed Consolidated Financial Statements.

For the three month period ended June 30, 2015, as compared to the same period in 2014, R&D expenses related to the clinical development of enclomiphene decreased 54%, or approximately $2.7 million, primarily due to the completion of all Phase 3 clinical trials. R&D expenses related to the clinical development of Proellex® increased 132%, or approximately $772,000, due to increased expenses associated with our Phase 2B clinical trials for the treatment of uterine fibroids.

Payroll and benefits expenses increased 46%, or approximately $496,000, to $1.6 million for the three month period ended June 30, 2015, as compared to $1.1 million for the same period in the prior year. Included in payroll and benefits expense is a charge for non-cash stock-based compensation of $546,000 for the three month period ended June 30, 2015, as compared to $451,000 for the same period in the prior year. Additionally, salaries for the three month period ended June 30, 2015 were $886,000, as compared to $482,000 for the same period in the prior year. Salary expense for the three month period ended June 30, 2015 included a bonus awarded to the R&D personnel in the amount of $338,000 upon the FDA’s acceptance of the NDA for enclomiphene.

Operating and occupancy expenses increased 59%, or approximately $432,000, to $1.2 million for the three month period ended June 30, 2015, as compared to $729,000 for the same period in the prior year, primarily due to increased legal expenses.

R&D expenses decreased 9%, or approximately $1.3 million, to $13.8 million for the six month period ended June 30, 2015, as compared to $15.1 million for the same period in the prior year. Our primary R&D expenses for the six month periods ended June 30, 2015 and 2014 are shown in the following table (in thousands):

	Six months ended June 30,
Research and Development	2015	2014	Variance	Change (%)
Enclomiphene clinical development	$6,434	$10,105	$(3,671)	(36)%
Proellex® clinical development	2,180	1,064	1,116	105%
Payroll and benefits	2,856	2,134	722	34%
Operating and occupancy	2,301	1,757	544	31%
Total	$13,771	$15,060	$(1,289)	(9)%

For the six month period ended June 30, 2015, as compared to the same period in 2014, R&D expenses related to the clinical development of enclomiphene decreased 36%, or approximately $3.7 million, primarily due to the completion of all Phase 3 clinical trials, partially offset by the payment of $2.3 million to the FDA associated with the submission of our NDA for the product candidate. R&D expenses related to the clinical development of Proellex® increased 105%, or approximately $1.1 million, due to increased expenses associated with our Phase 2B clinical trials for the treatment of uterine fibroids.

Payroll and benefits expenses increased 34%, or approximately $722,000, to $2.9 million for the six month period ended June 30, 2015, as compared to $2.1 million for the same period in the prior year. Included in payroll and benefits expense is a charge for non-cash stock-based compensation of $1.1 million for the six month period ended June 30, 2015, as compared to $929,000 for the same period in the prior year. Additionally, salaries for the six month period ended June 30, 2015 were $1.5 million, as compared to $963,000 for the same period in the prior year. Salary expense for the six month period ended June 30, 2015 included a bonus awarded to the R&D personnel in the amount of $338,000 upon the FDA’s acceptance of the NDA for enclomiphene.

Operating and occupancy expenses increased 31%, or approximately $544,000, to $2.3 million for the three month period ended June 30, 2015, as compared to $1.8 million for the same period in the prior year, primarily due to increased legal expenses.

Through June 30, 2015 we have incurred approximately $66.7 million for the development of enclomiphene and approximately $65.0 million for the development of Proellex®. These accumulated costs exclude any internal operating expenses.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased 7%, or approximately $86,000, to $1.34 million for the three month period ended June 30, 2015, as compared to $1.26 million for the same period in the prior year. Our primary G&A expenses for the three month periods ended June 30, 2015 and 2014 are shown in the following table (in thousands):

	Three months ended June 30,
General and Administrative	2015	2014	Variance	Change (%)
Payroll and benefits	$846	$779	$67	9%
Operating and occupancy	496	477	19	4%
Total	$1,342	$1,256	$86	7%

G&A payroll and benefits expenses include salaries, bonuses, non-cash stock-based compensation expense and fringe benefits. Included in payroll and benefits expense is a charge for non-cash stock-based compensation of $474,000 for the three month period ended June 30, 2015, as compared to $504,000 for the same period in the prior year. Additionally, salaries for the three month period ended June 30, 2015 were $336,000, as compared to $244,000 for the same period in the prior year. Salary expense for the three month period ended June 30, 2015 included a bonus awarded to the G&A personnel in the amount of $80,000 upon the FDA’s acceptance of the NDA for enclomiphene.

G&A operating and occupancy expenses, which include expenses to operate as a public company, increased 4%, or approximately $19,000, to $496,000 for the three month period ended June 30, 2015 as compared to $477,000 for the same period in the prior year primarily due to increases in professional services and travel expenses, partially offset by a decrease in Delaware franchise tax.

G&A expenses increased 3%, or approximately $65,000, to $2.55 million for the six month period ended June 30, 2015, as compared to $2.48 million for the same period in the prior year. Our primary G&A expenses for the six month periods ended June 30, 2015 and 2014 are shown in the following table (in thousands):

	Six months ended June 30,
General and Administrative	2015	2014	Variance	Change (%)
Payroll and benefits	$1,589	$1,514	$75	5%
Operating and occupancy	958	968	(10)	(1)%
Total	$2,547	$2,482	$65	3%

G&A payroll and benefits expenses include salaries, bonuses, non-cash stock-based compensation expense and fringe benefits. Included in payroll and benefits expense is a charge for non-cash stock-based compensation of $922,000 for the six month period ended June 30, 2015, as compared to $946,000 for the same period in the prior year. Additionally, salaries for the six month period ended June 30, 2015 were $590,000, as compared to $490,000 for the same period in the prior year. Salary expense for the six month period ended June 30, 2015 included a bonus awarded to the G&A personnel in the amount of $80,000 upon the FDA’s acceptance of the NDA for enclomiphene.

G&A operating and occupancy expenses, which include expenses to operate as a public company, decreased 1%, or approximately $10,000, to $958,000 for the six month period ended June 30, 2015, as compared to $968,000 for the same period in the prior year primarily due to a decrease in Delaware franchise tax, partially offset by an increase in professional services expense.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from private placements and public offerings of equity securities and with funds received under collaborative agreements.

Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. We had cash and cash equivalents of approximately $32.2 million as of June 30, 2015 as compared to $46.6 million as of December 31, 2014. All cash and cash equivalents as of June 30, 2015 and December 31, 2014 were held in an account backed by U.S. government securities.

Net cash of approximately $14.6 million and $15.3 million was used in operating activities during the six month periods ended June 30, 2015 and 2014, respectively. The major use of cash for operating activities for the six month period ended June 30, 2015 was to fund our clinical development programs and associated administrative costs. No cash was used in investing activities during the six month period ended June 30, 2015. Cash provided by financing activities during the six month period ended June 30, 2015 was approximately $102,000 due to the receipt of that amount from a former 10% shareholder of the Company in accordance with Section 16(a) under the Securities Exchange Act of 1934, as amended.

We have experienced negative cash flows from operations since inception. We will require substantial funds for R&D, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts, if appropriate, if the FDA or other regulatory approvals are obtained. Based on our current and planned clinical activities, we believe that our current liquidity will be sufficient to continue the development of our product candidates into the second half of 2016. It is possible that our clinical trial activities will be more costly and take longer than we anticipate; accordingly, there can be no assurance that additional capital will not be necessary prior to the time anticipated. Our capital requirements will depend on many factors, which are discussed in detail in “Item 1A. Risk Factors” to Part I of Form 10-K for the fiscal year ended December 31, 2014. Additionally, as discussed in Note 6 to the financial statements included in this report, there is a third party individual patent holder that claims priority over our patent application for enclomiphene.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We had cash and cash equivalents of approximately $32.2 million at June 30, 2015 which is held in an account backed by U.S. government securities. Although this cash account is subject to fluctuations in interest rates and market conditions, no significant gain or loss on this account is expected to be recognized in earnings. We do not invest in derivative securities.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

In connection with the evaluation described above, we identified no change in internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information

None

Item 6. Exhibits

10.1*	Third Amendment to Lease Agreement, dated as of April 23, 2015, between the Company and Columbia Texas 2408 Timberloch Industrial, L.P.

31.1*	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

31.2*	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer) (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer) (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPROS THERAPEUTICS INC.

Date: August 10, 2015	By:	/s/ Joseph S. Podolski
Joseph S. Podolski
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2015	By:	/s/ Katherine A. Anderson
Katherine A. Anderson
Chief Financial Officer
(Principal Financial Officer)

