Form 10-Q
period 2015-09-30
REPROS THERAPEUTICS INC.
filed 2015-11-09
CIK 897075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 26, 2015, there were outstanding 24,318,111 shares of Common Stock, par value $.001 per share, of the Registrant.

REPROS THERAPEUTICS INC.

For the Quarter Ended September 30, 2015

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

The following unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair statement of the interim periods presented have been included. The year-end balance sheet data was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

REPROS THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands except share and per share amounts)

	September 30,	December 31,
	2015	2014

ASSETS

Current Assets
Cash and cash equivalents	$26,190	$46,620
Prepaid expenses and other current assets	311	289
Total current assets	26,501	46,909
Fixed assets, net	11	32
Total assets	$26,512	$46,941

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,806	$2,090
Accrued expenses	685	834
Total current liabilities	2,491	2,924

Commitments and contingencies (note 6)

Stockholders' Equity
Undesignated Preferred Stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 75,000,000 shares authorized, 24,430,461 and 24,388,523 shares issued, respectively and 24,318,111 and 24,276,173 shares outstanding, respectively	24	24
Additional paid-in capital	321,362	318,437
Cost of treasury stock, 112,350 shares	(1,380)	(1,380)
Accumulated deficit	(295,985)	(273,064)
Total stockholders' equity	24,021	44,017
Total liabilities and stockholders' equity	$26,512	$46,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues
Interest income	$1	$2	$3	$7
Total revenues and other income	1	2	3	7
Expenses
Research and development	5,506	6,276	19,277	21,336
General and administrative	1,100	1,277	3,647	3,759
Total expenses	6,606	7,553	22,924	25,095
Net loss	$(6,605)	$(7,551)	$(22,921)	$(25,088)

Loss per share - basic and diluted:	$(0.27)	$(0.32)	$(0.94)	$(1.08)

Weighted average shares used in loss per share calculation:
Basic	24,318	23,347	24,291	23,162
Diluted	24,318	23,347	24,291	23,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited and in thousands except share and per share amounts)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2014	24,388,523	$24	$318,437	112,350	$(1,380)	$(273,064)	$44,017
Stock based compensation	-	-	2,925	-	-	-	2,925
Exercise of 37,093 Series A warrants to purchase common stock for cash @ $0.01 per share	37,093	-	-	-	-	-	-
Issuance of 4,845 shares of common stock for the cashless exercise of 15,000 stock options	4,845	-	-	-	-	-	-
Net loss	-	-	-	-	-	(22,921)	(22,921)
Balance at September 30, 2015	24,430,461	$24	$321,362	112,350	$(1,380)	$(295,985)	$24,021

Balance at December 31, 2013	23,125,565	$23	$314,405	112,350	$(1,380)	$(240,529)	$72,519
Stock based compensation	-	-	2,836	-	-	-	2,836
Issuance of 72,910 shares of common stock for the cashless exercise of 98,329 stock options	72,910	-	-	-	-	-	-
Exercise of stock options to purchase common stock stock for cash ($1.56 to $9.60 per share)	23,334	-	147	-	-	-	147
Issuance of 562,222 shares of common stock for the cashless exercise of 562,523 Series A Warrants	562,222	1	(1)	-	-	-	-
Issuance of 329,753 shares of common stock for the cashless exercise of 380,101 Series B Warrants	329,753	-	-	-	-	-	-
Net loss	-	-	-	-	-	(25,088)	(25,088)
Balance at September 30, 2014	24,113,784	$24	$317,387	112,350	$(1,380)	$(265,617)	$50,414

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended September 30,
	2015	2014

Cash Flows from Operating Activities
Net loss	$(22,921)	$(25,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21	33
Noncash stock-based compensation	2,925	2,836
(Increase) decrease in prepaid expenses and other current assets	(124)	(75)
Increase (decrease) in accounts payable and accrued expenses	(433)	(576)
Net cash used in operating activities	(20,532)	(22,870)

Cash Flows from Investing Activities
Capital expenditures	-	-
Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Exercise of stock options & warrants	-	147
Proceeds from a shareholder transaction	102	-
Net cash provided by financing activities	102	147
Net decrease in cash and cash equivalents	(20,430)	(22,723)
Cash and cash equivalents at beginning of period	46,620	75,807
Cash and cash equivalents at end of period	$26,190	$53,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

NOTE 1 — Organization, Operations and Liquidity

Repros Therapeutics Inc. (the “Company,” “RPRX,” “Repros,” or “we,” “us” or “our”) was organized on August 20, 1987. We are a biopharmaceutical company focused on the development of new drugs to treat hormonal and reproductive system disorders.

Our enclomiphene product candidate, formerly known as Androxal®, is a single isomer of clomiphene citrate and is an orally active proprietary small molecule compound. We expect to rename this product candidate in the near future. We are developing enclomiphene for the treatment of secondary hypogonadism in overweight men wishing to restore normal testicular function. Men with secondary hypogonadism exhibit low testosterone levels due to under stimulated testes but they are generally fertile. Enclomiphene is designed to treat the underlying mechanism, insufficient stimulation of the testes by the pituitary, which causes secondary hypogonadism. The Company believes that secondary hypogonadism due to being overweight or obese is the single greatest cause of hypogonadism in general. On February 2, 2015, we announced that we electronically submitted our New Drug Application (“NDA”) to the Food and Drug Administration (“FDA”) for enclomiphene. Subsequently, we announced that the NDA was accepted by the FDA and the FDA assigned a Prescription Drug User Fee Act (“PDUFA”) goal date of November 30, 2015. In addition, we announced the FDA scheduled the advisory committee to review the Company’s NDA on November 3, 2015. On October 29, 2015, we announced that the Division of Bone, Reproductive and Urologic Products of the FDA cancelled the scheduled November 3, 2015 advisory committee that was to review the Company’s NDA due to questions that arose late in the review regarding the bioanalytical method validation that could affect interpretability of certain pivotal study data.

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

As of September 30, 2015, we had accumulated losses of $296.0 million, approximately $26.2 million in cash and cash equivalents, and accounts payable and accrued expenses of approximately $2.5 million, in the aggregate. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates into the second half of 2016. It is possible that our clinical activities and the process for receiving regulatory approval of our product candidates will be more costly and take longer than we anticipate; accordingly, there can be no assurance that additional capital will not be necessary prior to the time anticipated. Our capital requirements will depend on many factors, which are discussed in detail in “Item 1A. Risk Factors” to Part I of Form 10-K for the fiscal year ended December 31, 2014. We continue to explore potential corporate partnering opportunities for assistance in the clinical development funding and commercialization of our products, as appropriate; however, there can be no assurance that an acceptable corporate partnering opportunity will be successfully completed or that our current liquidity will be sufficient to fund all of our product development needs. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

Stock-Based Compensation

We had one stock-based compensation plan at September 30, 2015, the 2011 Equity Incentive Plan. Accounting for stock-based compensation generally requires the recognition of the cost of employee services for stock-based compensation based on the grant date fair value of the equity or liability instruments issued. We use the Black-Scholes option pricing model to estimate the fair value of our stock options. Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options' vesting and contractual expiration dates. The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option's expected term.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements - Going Concern.” The new standard requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern for both annual and interim reporting periods. This guidance is effective for us for the fiscal year beginning January 1, 2016 and interim periods thereafter. We have assessed this guidance and its impact on the Company and made the necessary disclosures.

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

NOTE 2 — Revision of Prior Years’ Financial Statements

While preparing its financial statements for the year ended December 31, 2014, the Company identified a prior period error related to the accounting for patent costs. As disclosed in its prior filings, historically the Company had capitalized patent related costs associated with its drug candidates, enclomiphene and Proellex®. However, the Company has now concluded that these costs should have been expensed as research and development costs since the related products were, at the time the costs were incurred, in the development phase and had not been approved by the FDA.  The Company concluded this error was not material individually or in the aggregate to any of the prior reporting periods, and therefore, no restatements of previously issued financial statements were necessary. However, if the entire correction had been recorded in the fourth quarter of 2014, the cumulative impact would have been material to the fourth quarter of 2014, and would have impacted the comparability to prior periods.  As such, revisions for the prior periods are reflected in the financial statements herein. The quarter ended September 30, 2015 was not affected.

At December 31, 2013, accumulated deficit and shareholders’ equity were reported as ($237,623) and $75,425, respectively, and were revised to ($240,529) and $72,519, respectively.

The effects of the error correction on the consolidated statements of operations for the three and nine month periods ended September 30, 2014 are as follows (in thousands):

	Three months ended September 30, 2014			Nine months ended September 30, 2014
	As previously reported	Correction	As revised	As previously reported	Correction	As revised
Research and development	$6,107	$169	$6,276	$20,882	$454	$21,336
Total expenses	7,384	169	7,553	24,641	454	25,095
Net loss	(7,382)	(169)	(7,551)	(24,634)	(454)	(25,088)
Loss per share – basic and diluted	(0.32)	(0.00)	(0.32)	(1.06)	(0.02)	(1.08)

The effects of the error correction on the consolidated statements of cash flows for the nine month period ended September 30, 2014 are as follows (in thousands):

	Nine months ended September 30, 2014
	As previously reported	Correction	As revised
Net cash used in operating activities	$(22,042)	$(828)	$(22,870)
Net cash used in investing activities	(828)	828	(0)

NOTE 3 — Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2015	December 31, 2014

Research and development costs	$523	$284
Personnel related costs	50	458
Other	112	92
Total	$685	$834

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

The following table presents information necessary to calculate loss per share for the three and nine month periods ended September 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net loss	$(6,605)	$(7,551)	$(22,921)	$(25,088)
Weighted average common shares outstanding	24,318	23,347	24,291	23,162
Basic and diluted loss per share	$(0.27)	$(0.32)	$(0.94)	$(1.08)

Potential common stock of 3,199,147 and 3,191,426 common shares underlying stock options and warrants for the periods ended September 30, 2015 and 2014, respectively, were excluded from the above calculation of diluted loss per share because they were anti-dilutive. Other potential common stock at September 30, 2015 includes Series A Warrants to purchase 2,502 shares of our common stock at an exercise price of $0.01 and Series B Warrants to purchase 429,704 shares of our common stock at an exercise price of $2.49 issued in our February 8, 2011 public offering. Other potential common stock at September 30, 2014 includes Series A Warrants to purchase 314,614 shares of our common stock at an exercise price of $0.01 and Series B Warrants to purchase 429,704 shares of our common stock at an exercise price of $2.49 issued in our February 8, 2011 public offering.

NOTE 5 – Stock-Based Compensation

During the three month period ended September 30, 2015, the Compensation Committee of the Company’s Board of Directors approved grants of options to purchase 43,333 shares of our common stock to employees and a consultant under the 2011 Equity Incentive Plan. Included in these options grants is an option to a consultant for 33,333 shares of our common stock. All options granted during the three month period ended September 30, 2015, vest over a three year period. During the nine month period ended September 30, 2015, the Compensation Committee of the Company’s Board of Directors approved grants of options to purchase 442,333 shares of our common stock to employees, directors and a consultant under the 2011 Equity Incentive Plan. Included in these options grants is an option to a consultant for 33,333 shares of our common stock. Of the options granted, 417,333 options vest over a three year period and 25,000 vest over a one year period. Additionally, during the nine month period ended September 30, 2015, 101,250 options either expired or were forfeited.

NOTE 6 — Commitments and Contingencies

Therapeutic uses of our enclomiphene product candidate are covered in the United States by nine issued U.S. patents and eight pending patent applications. Foreign coverage of therapeutic uses of our enclomiphene product candidate includes 78 issued foreign patents and 98 foreign pending patent applications. The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of diabetes mellitus Type 2, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Enclomiphene (the trans-isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. We requested re-examination of one of these patents by the U.S. Patent and Trademark Office (“PTO”) based on prior art. The patent holder amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims were patentable in view of those publications under consideration and a re-examination certificate was issued. We subsequently filed a second request for re-examination by the PTO in light of a number of additional publications. The request was granted and all of the claims were finally rejected by the PTO in the re-examination. The patent holder appealed the rejections to the PTO Board of Patent Appeals and Interferences (the “PTO Board”) which ultimately reversed the rejections of several dependent claims in view of those publications under consideration. The patent holder filed a Notice of Appeal to the Federal Circuit on September 28, 2010 contesting the rejections maintained by the PTO Board. A decision was rendered by the Court of Appeals for the Federal Circuit on December 12, 2011, affirming the rejection of the appealed claims. The PTO issued an Ex Parte Reexamination Certificate on April 29, 2013, canceling the rejected claims and confirming the patentability of the remaining claims. Nevertheless, we believe that our development of enclomiphene does not infringe any of the remaining claims and that all of the remaining claims are invalid on various grounds including additional prior art publications. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. If necessary, we intend to vigorously defend any and all claims that may be brought by the holder of such patents in a court of competent jurisdiction in order to develop enclomiphene further. Adverse determinations in litigation proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities, in which case we may not be able to successfully commercialize or out-license enclomiphene until such patents expire or are otherwise no longer in force.

On July 19, 2013, we received a letter from Dr. Harry Fisch threatening to file a lawsuit against us and two of our executive officers (Joseph S. Podolski, President and Chief Executive Officer and Ron Wiehle, Executive Vice President), seeking addition of Dr. Harry Fisch as an inventor on three of our patents, U.S. Patent Nos. 7,173,064, 7,737,185 and 7,759,360, covering therapeutic uses of enclomiphene. We believe that these allegations are without merit and on August 2, 2013, we commenced a lawsuit against Dr. Fisch in the U.S. District Court for the Southern District of Texas seeking a declaratory judgment that he should not be added as inventor to any of these patents. On October 2, 2013, Dr. Fisch filed counterclaims to our complaint seeking correction of inventorship of the three patents at issue to name Dr. Fisch as a co-inventor of the applications leading to these patents. Dr. Fisch subsequently stipulated that he does not claim to be a co-inventor of U.S. Patent No. 7,173,064. The court granted summary judgment in favor of the Company on separate equitable and legal grounds, and entered judgment on December 23, 2014. Our request for attorney’s fees was denied. On February 9, 2015, Dr. Fisch filed a notice of appeal of the summary judgment rulings to the United States Court of Appeals for the Federal Circuit. Dr. Fisch filed his opening appeal brief on May 20, 2015. Our opposition brief was filed on August 13, 2015. Briefing for the appeal was completed upon Dr. Fisch’s filing of his Reply Brief on September 21, 2015. Oral argument on appeal remains to be scheduled.

NOTE 7 — Subsequent Events

None.

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

We are developing enclomiphene, formerly known as Androxal®, a single isomer of clomiphene citrate which is an orally active proprietary small molecule compound. The Food and Drug Administration (the “FDA”) rejected the proprietary name of Androxal® because it evokes the word “androgen”, which is a male sex hormone, and enclomiphene is not an androgen. The Company expects to rename this product candidate in the near future. Enclomiphene is for the treatment of secondary hypogonadism in overweight men wishing to restore normal testicular function. Men with secondary hypogonadism exhibit low testosterone levels due to under stimulated testes but they are generally fertile. Enclomiphene is designed to treat the underlying mechanism, insufficient stimulation of the testes by the pituitary, which causes secondary hypogonadism. The Company believes that secondary hypogonadism due to being overweight or obese is the single greatest cause of hypogonadism in general. As of 2014, sales of preparations for the treatment of low testosterone have exceeded $2 billion in the U.S. and first tier pharmaceutical companies have entered the low testosterone marketplace.

In December 2011, we completed a Phase 2B study of enclomiphene in men with secondary hypogonadism, but naïve to testosterone treatment, at the recommendation of the FDA. Top line results of this study demonstrated that enclomiphene was generally well tolerated compared to placebo and that there were no drug related serious adverse events that led to discontinuation. We met with the FDA in May 2012 to discuss the design of pivotal Phase 3 efficacy studies for enclomiphene as well as the components of the overall drug development program required for a New Drug Application (“NDA”) submission and agreed on registration requirements for enclomiphene oral therapy for the treatment of secondary hypogonadism. In July 2012, we announced that we reached an agreement with the FDA for the design of the pivotal efficacy studies for enclomiphene for the treatment of secondary hypogonadism. The pivotal studies were conducted under a Special Protocol Assessment (“SPA”). We have completed both Phase 3 pivotal efficacy studies. On March 27, 2013, we announced that the top-line results from our first pivotal Phase 3 study, ZA-301, met both co-primary endpoints mandated by the FDA, and we announced on September 16, 2013, that we met both co-primary endpoints in the second pivotal study, ZA-302. Additionally, on September 16, 2013, we announced the results from ZA-300, a six-month safety study. This study identified no new safety issues. On October 22, 2013, we announced that we received guidance from the FDA instructing the Company to request a meeting to discuss the adequacy of studies ZA-301 and ZA-302. In addition to this guidance, the FDA further noted that they would allow us to run head-to-head studies against approved testosterone replacement products. These head-to-head studies, ZA-304 and ZA-305, were initiated in January 2014 and subsequently completed in September and August 2014, respectively. Both of these head-to-head studies achieved superiority for both co-primary endpoints and most secondary endpoints as compared to the approved testosterone replacement product. On October 21, 2014, we announced the results from ZA-303, a 52 week, single-blind, placebo-controlled Phase 3 study to evaluate the effects on bone mineral density. In this study, no new safety signals were identified, including no evidence of negative effects on bone mineral density. On February 2, 2015, we announced that we electronically submitted our NDA to the FDA for enclomiphene. Subsequently, we announced that the NDA was accepted by the FDA and the FDA assigned a Prescription Drug User Fee Act (“PDUFA”) goal date of November 30, 2015. In addition, we announced the FDA scheduled the advisory committee to review the Company’s NDA on November 3, 2015. On October 29, 2015, we announced that the Division of Bone, Reproductive and Urologic Products of the FDA cancelled the scheduled November 3, 2015 advisory committee that was to review the Company’s NDA due to questions that arose late in the review regarding the bioanalytical method validation that could affect interpretability of certain pivotal study data. In conjunction with the review process, we plan to respond to any questions or issues raised by the FDA. The NDA includes a collection of data on safety and efficacy from over 20 studies, including four Phase 3 efficacy studies. Regardless of the outcome of the advisory committee meeting, there can be no assurance that the FDA will approve our enclomiphene product candidate. Additionally, we announced the European Medicines Agency (“EMA”) informed the Company that its enclomiphene citrate capsules are eligible for submission for a centralized marketing authorization application (“MAA”) as a New Active Substance. Granting New Active Substance status will allow an application to be made for a supplementary protection certificate which, if granted, can extend the exclusivity period of the product. Confirmation of eligibility for submission is not predictive of the EMA’s ultimate approval of an MAA.

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

As of September 30, 2015, we had accumulated losses of $296.0 million, approximately $26.2 million in cash and cash equivalents, and accounts payable and accrued expenses of approximately $2.5 million, in the aggregate. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates into the second half of 2016. It is possible that our clinical activities and the process for receiving regulatory approval of our product candidates will be more costly and take longer than we anticipate; accordingly, there can be no assurance that additional capital will not be necessary prior to the time anticipated. Our capital requirements will depend on many factors, which are discussed in detail in “Item 1A. Risk Factors” to Part I of Form 10-K for the fiscal year ended December 31, 2014. We continue to explore potential corporate partnering opportunities for assistance in the clinical development funding and commercialization of our products, as appropriate; however, there can be no assurance that an acceptable corporate partnering opportunity will be successfully completed or that our current liquidity will be sufficient to fund all of our product development needs. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

On February 2, 2015, we announced that we electronically submitted our NDA to the FDA for enclomiphene. Subsequently, we announced that the NDA was accepted by the FDA and the FDA assigned a PDUFA goal date of November 30, 2015. In addition, we announced the FDA scheduled the advisory committee to review the Company’s NDA on November 3, 2015. On October 29, 2015, we announced that the Division of Bone, Reproductive and Urologic Products of the FDA cancelled the scheduled November 3, 2015 advisory committee that was to review the Company’s NDA due to questions that arose late in the review regarding the bioanalytical method validation that could affect interpretability of certain pivotal study data. In conjunction with the review process, we plan to respond to any questions or issues raised by the FDA. The NDA includes a collection of data on safety and efficacy from over 20 studies, including four Phase 3 efficacy studies. Regardless of the outcome of the advisory committee meeting, there can be no assurance that the FDA will approve our enclomiphene product candidate. Additionally, the EMA has informed the Company that its enclomiphene citrate capsules are eligible for submission for a centralized MAA as a New Active Substance. Granting New Active Substance status will allow an application to be made for a supplementary protection certificate which, if granted, can extend the exclusivity period of the product. Confirmation of eligibility for submission is not predictive of the EMA’s ultimate approval of an MAA.

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

Business Strategy

We plan to focus our clinical program on (i) conducting a Phase 2B study for low dose oral Proellex® in the treatment of uterine fibroids, (ii) conducting a Phase 2B vaginal administration study for Proellex® in the treatment of uterine fibroids and (iii) conducting a Phase 2 study for low dose oral Proellex® for the treatment of endometriosis. With respect to enclomiphene, on February 2, 2015, we reported that the NDA was electronically submitted to the FDA. Subsequently, we announced that the NDA was accepted by the FDA, that the FDA assigned a PDUFA goal date of November 30, 2015 and that the FDA has scheduled the advisory committee meeting to review the Company’s NDA on November 3, 2015. On October 29, 2015, we announced that the Division of Bone, Reproductive and Urologic Products of the FDA cancelled the scheduled November 3, 2015 advisory committee that was to review the Company’s NDA due to questions that arose late in the review regarding the bioanalytical method validation that could affect interpretability of certain pivotal study data. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates into the second half of 2016. Should we undertake additional strategies, such as commercialization, we will require additional capital prior to the time anticipated. In the normal course of business we continue to explore potential corporate partnering opportunities for assistance in the clinical development funding and commercialization of our products, as appropriate; however, there can be no assurance that an acceptable corporate partnering opportunity will be successfully completed or that our current liquidity will be sufficient to fund all of our product development needs.

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

We have accumulated net operating losses through September 30, 2015 and the value of the tax asset associated with these accumulated net operating losses may be substantially diminished in value due to various tax regulations, including change in control provisions in the tax code. Additionally, during 2013, the Company completed an analysis of its section 382 limit. Based on this analysis, the Company concluded that the amount of net operating loss (“NOL”) carryforwards and the credits available to offset taxable income is limited under section 382. See “Critical Accounting Policies and the Use of Estimates – Income Taxes,” below.

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

Stock-Based Compensation

We had one stock-based compensation plan at September 30, 2015, the 2011 Equity Incentive Plan. Accounting for stock-based compensation generally requires the recognition of the cost of employee services for stock-based compensation based on the grant date fair value of the equity or liability instruments issued. We use the Black-Scholes option pricing model to estimate the fair value of our stock options. Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options' vesting and contractual expiration dates. The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option's expected term.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements - Going Concern.” The new standard requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern for both annual and interim reporting periods. This guidance is effective for us for the fiscal year beginning January 1, 2016 and interim periods thereafter. We have assessed the guidance and its impact on the Company and made the necessary disclosures.

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

Results of Operations

Comparison of the three and nine month periods ended September 30, 2015 and 2014

Revenues and Other Income

Total revenues and other income decreased to $1,000 for the three month period ended September 30, 2015 as compared to $2,000 for the same period in the prior year. Total revenue and other income decreased to $3,000 for the nine month period ended September 30, 2015 as compared to $7,000 for the same period in the prior year. The decrease for the three and nine month periods ended September 30, 2015 as compared to the same periods in the prior year was primarily due to decreased cash balances resulting in decreased interest income.

Research and Development Expenses

R&D expenses include contracted services relating to our clinical product development activities which include preclinical studies, clinical trials, expenses associated with our patent portfolio, regulatory affairs, including FDA filing fees, and bulk manufacturing scale-up activities and bulk active ingredient purchases for preclinical and clinical trials primarily relating to our two products in clinical development, which are enclomiphene and Proellex®. R&D expenses also include internal operating expenses relating to our general research and development activities. R&D expenses decreased 12%, or $770,000, to $5.5 million for the three month period ended September 30, 2015, as compared to $6.3 million for the same period in the prior year. Our primary R&D expenses for the three month periods ended September 30, 2015 and 2014 are shown in the following table (in thousands):

	Three months ended September 30,
Research and Development	2015	2014	Variance	Change (%)
Enclomiphene clinical development	$2,203	$3,931	$(1,728)	(44)%
Proellex® clinical development	1,294	338	956	283%
Payroll and benefits	1,077	1,082	(5)	0%
Operating and occupancy	932	925	7	1%
Total	$5,506	$6,276	$(770)	(12)%

Operating and occupancy expense for the three and nine month periods ended September 30, 2014 has been revised. For a further description of the revisions, see Note 2 – “Revision of Prior Years’ Financial Statements” of the Notes to Condensed Consolidated Financial Statements.

For the three month period ended September 30, 2015, as compared to the same period in 2014, R&D expenses related to the clinical development of enclomiphene decreased 44%, or approximately $1.7 million, primarily due to the completion of all Phase 3 clinical trials. R&D expenses related to the clinical development of Proellex® increased 283%, or approximately $1.0 million, due to increased expenses associated with our Phase 2B clinical trials for the treatment of uterine fibroids.

Payroll and benefits expenses remained constant at $1.1 million for both three month periods ended September 30, 2015 and 2014. Included in payroll and benefits expense is a charge for non-cash stock-based compensation of $476,000 for the three month period ended September 30, 2015, as compared to $488,000 for the same period in the prior year. Additionally, salaries for the three month period ended September 30, 2015 were $512,000, as compared to $488,000 for the same period in the prior year.

Operating and occupancy expenses increased 1%, or approximately $7,000, to $932,000 for the three month period ended September 30, 2015, as compared to $925,000 for the same period in the prior year, primarily due to increased travel expenses, partially offset by a decrease in legal and consulting expenses.

R&D expenses decreased 10%, or approximately $2.1 million, to $19.3 million for the nine month period ended September 30, 2015, as compared to $21.3 million for the same period in the prior year. Our primary R&D expenses for the nine month periods ended September 30, 2015 and 2014 are shown in the following table (in thousands):

	Nine months ended September 30,
Research and Development	2015	2014	Variance	Change (%)
Enclomiphene clinical development	$8,637	$14,036	$(5,399)	(38)%
Proellex® clinical development	3,473	1,402	2,071	148%
Payroll and benefits	3,933	3,216	717	22%
Operating and occupancy	3,234	2,682	552	21%
Total	$19,277	$21,336	$(2,059)	(10)%

For the nine month period ended September 30, 2015, as compared to the same period in 2014, R&D expenses related to the clinical development of enclomiphene decreased 38%, or approximately $5.4 million, primarily due to the completion of all Phase 3 clinical trials, partially offset by the payment of $2.3 million to the FDA associated with the submission of our NDA for the product candidate. R&D expenses related to the clinical development of Proellex® increased 148%, or approximately $2.1 million, due to increased expenses associated with our Phase 2B clinical trials for the treatment of uterine fibroids.

Payroll and benefits expenses increased 22%, or approximately $717,000, to $3.9 million for the nine month period ended September 30, 2015, as compared to $3.2 million for the same period in the prior year. Included in payroll and benefits expense is a charge for non-cash stock-based compensation of $1.6 million for the nine month period ended September 30, 2015, as compared to $1.4 million for the same period in the prior year. Additionally, salaries for the nine month period ended September 30, 2015 were $2.0 million, as compared to $1.5 million for the same period in the prior year. Salary expense for the nine month period ended September 30, 2015 included a bonus awarded to the R&D personnel in the amount of $338,000 upon the FDA’s acceptance of the NDA for enclomiphene.

Operating and occupancy expenses increased 21%, or approximately $552,000, to $3.2 million for the nine month period ended September 30, 2015, as compared to $2.7 million for the same period in the prior year, primarily due to increased legal and travel expenses.

Through September 30, 2015 we have incurred approximately $68.9 million for the development of enclomiphene and approximately $66.3 million for the development of Proellex®. These accumulated costs exclude any internal operating expenses.

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased 14%, or approximately $177,000, to $1.1 million for the three month period ended September 30, 2015, as compared to $1.3 million for the same period in the prior year. Our primary G&A expenses for the three month periods ended September 30, 2015 and 2014 are shown in the following table (in thousands):

	Three months ended September 30,
General and Administrative	2015	2014	Variance	Change (%)
Payroll and benefits	$695	$750	$(55)	(7)%
Operating and occupancy	405	527	(122)	(23)%
Total	$1,100	$1,277	$(177)	(14)%

G&A payroll and benefits expenses include salaries, bonuses, non-cash stock-based compensation expense and fringe benefits. Included in payroll and benefits expense is a charge for non-cash stock-based compensation of $407,000 for the three month period ended September 30, 2015, as compared to $473,000 for the same period in the prior year. Additionally, salaries for the three month period ended September 30, 2015 were $256,000, as compared to $248,000 for the same period in the prior year.

G&A operating and occupancy expenses, which include expenses to operate as a public company, decreased 23%, or approximately $122,000, to $405,000 for the three month period ended September 30, 2015 as compared to $527,000 for the same period in the prior year primarily due to decreases in professional services.

G&A expenses decreased 3%, or approximately $112,000, to $3.6 million for the nine month period ended September 30, 2015, as compared to $3.8 million for the same period in the prior year. Our primary G&A expenses for the nine month periods ended September 30, 2015 and 2014 are shown in the following table (in thousands):

	Nine months ended September 30,
General and Administrative	2015	2014	Variance	Change (%)
Payroll and benefits	$2,284	$2,265	$19	1%
Operating and occupancy	1,363	1,494	(131)	(9)%
Total	$3,647	$3,759	$(112)	(3)%

G&A payroll and benefits expenses include salaries, bonuses, non-cash stock-based compensation expense and fringe benefits. Included in payroll and benefits expense is a charge for non-cash stock-based compensation of $1.3 million for the nine month period ended September 30, 2015, as compared to $1.4 million for the same period in the prior year. Additionally, salaries for the nine month period ended September 30, 2015 were $847,000, as compared to $738,000 for the same period in the prior year. Salary expense for the nine month period ended September 30, 2015 included a bonus awarded to the G&A personnel in the amount of $80,000 upon the FDA’s acceptance of the NDA for enclomiphene.

G&A operating and occupancy expenses, which include expenses to operate as a public company, decreased 9%, or approximately $131,000, to $1.4 million for the nine month period ended September 30, 2015, as compared to $1.5 million for the same period in the prior year primarily due to a decrease in professional services expense.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from private placements and public offerings of equity securities and with funds received under collaborative agreements.

Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. We had cash and cash equivalents of approximately $26.2 million as of September 30, 2015 as compared to $46.6 million as of December 31, 2014. All cash and cash equivalents as of September 30, 2015 and December 31, 2014 were held in an account backed by U.S. government securities.

Net cash of approximately $20.5 million and $22.9 million was used in operating activities during the nine month periods ended September 30, 2015 and 2014, respectively. The major use of cash for operating activities for the nine month period ended September 30, 2015 was to fund our clinical development programs and associated administrative costs. No cash was used in investing activities during the nine month period ended September 30, 2015. Cash provided by financing activities during the nine month period ended September 30, 2015 was approximately $102,000 due to the receipt of that amount from a former 10% shareholder of the Company in accordance with Section 16(a) under the Securities Exchange Act of 1934, as amended.

We have experienced negative cash flows from operations since inception. We will require substantial funds for R&D, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts, if appropriate, if the FDA or other regulatory approvals are obtained. Based on our current and planned clinical activities, we believe that our current liquidity will be sufficient to continue the development of our product candidates into the second half of 2016. It is possible that our clinical trial activities and the process for receiving regulatory approval of our product candidates will be more costly and take longer than we anticipate; accordingly, there can be no assurance that additional capital will not be necessary prior to the time anticipated. Our capital requirements will depend on many factors, which are discussed in detail in “Item 1A. Risk Factors” to Part I of Form 10-K for the fiscal year ended December 31, 2014. The uncertainties relating to the foregoing matters raise substantial doubt about our ability to continue as a going concern. Additionally, as discussed in Note 6 to the financial statements included in this report, there is a third party individual patent holder that claims priority over our patent application for enclomiphene.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We had cash and cash equivalents of approximately $26.2 million at September 30, 2015 which is held in an account backed by U.S. government securities. Although this cash account is subject to fluctuations in interest rates and market conditions, no significant gain or loss on this account is expected to be recognized in earnings. We do not invest in derivative securities.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

In connection with the evaluation described above, we identified no change in internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 of the Notes to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

In addition to the risk factors we disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, we have substantial doubt about our ability to continue as a going concern. It is possible that our clinical trial activities and the process for receiving regulatory approval of our product candidates will be more costly and take longer than we anticipate; accordingly, there can be no assurance that additional capital will not be necessary prior to the time anticipated.

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

REPROS THERAPEUTICS INC.

Date: November 9, 2015	By:	/s/ Joseph S. Podolski
Joseph S. Podolski
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2015	By:	/s/ Katherine A. Anderson
Katherine A. Anderson
Chief Financial Officer
(Principal Financial Officer)