Form 10-K
period 2015-12-31
REPROS THERAPEUTICS INC.
filed 2016-03-14
CIK 897075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $146,809,556 as of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing sales price of the registrant's common stock on the Nasdaq Capital Market on such date of $7.15 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the shares of the registrant's common stock are assumed to be affiliates.

As of February 26, 2016, there were 24,318,111 shares of the registrant's common stock outstanding.

Documents incorporated by reference: Portions of the registrant's definitive proxy statement relating to the registrant's 2016 Annual Meeting of Shareholders, which proxy statement will be filed under the Exchange Act within 120 days of the end of the registrant's fiscal year ended December 31, 2015, are incorporated by reference into Part III of this Form 10-K.

REPROS THERAPEUTICS INC
2015 FORM 10-K ANNUAL REPORT

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

PART I

ITEM 1.          Business

Overview

Repros Therapeutics Inc. (the “Company,” “Repros,” or “we,” “us” or “our”) was organized on August 20, 1987. We are a biopharmaceutical company focused on the development of new drugs to treat hormonal and reproductive system disorders. Both of our product candidates have exhibited strong efficacy results in every study completed to date, and, while as discussed below, we faced some challenges with respect to our enclomiphene product candidate, we continue to believe the studies presently underway will ultimately place both programs on a clear late stage clinical development path.

We are developing enclomiphene, a single isomer of clomiphene citrate which is an orally active proprietary small molecule compound. Enclomiphene is for the treatment of secondary hypogonadism in overweight men wishing to restore normal testicular function. Men with secondary hypogonadism exhibit low testosterone levels due to under stimulated testes but they are generally fertile. Enclomiphene is designed to treat the underlying mechanism, insufficient stimulation of the testes by the pituitary, which causes secondary hypogonadism. Secondary hypogonadism due to being overweight or obese is the single greatest cause of hypogonadism in general. Through 2014, sales of preparations for the treatment of low testosterone have exceeded $2 billion in the U.S. and first tier pharmaceutical companies are active participants in the low testosterone marketplace.

In December 2011, we completed a Phase 2B study of enclomiphene in men with secondary hypogonadism, but naïve to testosterone treatment, at the recommendation of the Food and Drug Administration (the “FDA”). Top line results of this study demonstrated that enclomiphene was generally well tolerated compared to placebo and that there were no drug related serious adverse events that led to discontinuation. We met with the FDA in May 2012 to discuss the design of pivotal Phase 3 efficacy studies for enclomiphene as well as the components of the overall drug development program required for a New Drug Application (“NDA”) submission and agreed on registration requirements for enclomiphene oral therapy for the treatment of secondary hypogonadism. In July 2012, we announced that we reached an agreement with the FDA for the design of the pivotal efficacy studies for enclomiphene for the treatment of secondary hypogonadism. The pivotal studies were conducted under a Special Protocol Assessment (“SPA”). On March 27, 2013, we announced that the top-line results from our first pivotal Phase 3 study, ZA-301, met both co-primary endpoints mandated by the FDA, and we announced on September 16, 2013, that we met both co-primary endpoints in the second pivotal study, ZA-302. Additionally, on September 16, 2013, we announced the results from ZA-300, a six-month safety study. This study identified no new safety issues. On October 22, 2013, we announced that we received guidance from the FDA instructing the Company to request a meeting to discuss the adequacy of studies ZA-301 and ZA-302. In addition to this guidance, the FDA further noted that they would allow us to run head-to-head studies against approved testosterone replacement products. These head-to-head studies, ZA-304 and ZA-305, were initiated in January 2014 and subsequently completed in September and August 2014, respectively. Both of these head-to-head studies achieved superiority for both co-primary endpoints and most secondary endpoints as compared to the approved testosterone replacement product. On October 21, 2014, we announced the results from ZA-303, a 52 week, single-blind, placebo-controlled Phase 3 study to evaluate the effects on bone mineral density. In this study, no new safety signals were identified, including no evidence of negative effects on bone mineral density. On February 2, 2015, we announced that we electronically submitted our NDA to the FDA for enclomiphene. The FDA accepted the NDA for review on April 1, 2015 and later assigned a Prescription Drug User Fee (PDUFA) goal date of November 30, 2015. In addition, the Division of Bone, Reproductive and Urologic Products (the Division) of the FDA scheduled an advisory committee meeting to review the NDA for November 3, 2015. However, the Division subsequently cancelled the scheduled advisory committee meeting due to questions that arose late in the review regarding the bioanalytical method validation that could affect interpretability of certain pivotal study data. On December 1, 2015, we announced that we had received a Complete Response Letter (CRL) from the FDA. A CRL informs companies that an NDA cannot be approved in its present form. In the CRL, the FDA stated that, based on recent scientific developments, the design of the enclomiphene Phase 3 studies is no longer adequate to demonstrate clinical benefit and recommended that Repros conduct an additional Phase 3 study or studies to support approval in the target population. The FDA also noted concerns regarding study entry criteria, titration and bioanalytical method validation in the Phase 3 program. Subsequently, on February 4, 2016, the Company attended a meeting with the FDA reviewers and senior leaders to discuss resolution of issues identified during the NDA review. The meeting covered a broad range of topics surrounding the NDA data as well as emerging agency and expert thinking regarding the treatment of hypogonadism. The Company believes based on the meeting that the FDA is not closed to considering secondary hypogonadism as an indication. Additionally, in January 2016, the Company initiated a Phase 2 double-blind, placebo controlled, proof of concept study, ZA-205, in obese secondary hypogonadal men to assess the impact of enclomiphene on metabolic parameters and quality of life under a diet and exercise regimen. This study was fully enrolled in February 2016 and six month data is expected in the third quarter of 2016.

We are also developing Proellex®, an orally administered selective blocker of the progesterone receptor in women, for the treatment of uterine fibroids and endometriosis. Uterine fibroids and endometriosis affect millions of women of reproductive age. Proellex® has shown statistically significant results in previous Phase 2 studies for endometriosis and uterine fibroids. We completed a low dose escalating study as permitted by the FDA in late 2011, to determine both signals of efficacy and safety for low oral doses of the drug. There was no evidence of elevations of liver enzymes over baseline, suggesting these lower doses avoid the type of adverse events seen at much higher doses in earlier studies. On October 8, 2012, we announced that the FDA has agreed to a reclassification of the full clinical hold to a partial clinical hold on low dose oral Proellex® to allow us to conduct a Phase 2 study in the treatment of endometriosis. We initiated this study in November 2012 and it was fully enrolled in January 2016.

On October 31, 2013, the Company held a meeting with the FDA to discuss the clinical development plan for low dose oral Proellex® in the treatment of uterine fibroids. During the meeting, the FDA provided guidance for endpoints it believed acceptable for the treatment of uterine fibroids in an efficacy study and instructed the Company to submit a request for lifting the full clinical hold. The Company has followed the FDA’s recommendations and submitted the study protocol and the request for the full hold lift. Additionally, on March 17, 2014, we announced that the FDA indicated that we may proceed to conduct Phase 1 and Phase 2 studies of low dose oral Proellex® for endometriosis and uterine fibroids while remaining on partial clinical hold. This guidance indicated that the highest allowed dose will be 12 mg daily. On December 29, 2014, we announced that we have initiated a Phase 2B study for low dose oral Proellex® in the treatment of uterine fibroids. This study was fully enrolled in January 2016.

The Company has an active Investigational New Drug Application (“IND”) for the vaginal delivery of Proellex® for the treatment of uterine fibroids. Since the clinical hold relates only to oral delivery of Proellex®, this IND has no clinical hold issues. In the first quarter of 2012, we initiated a Phase 2 vaginal administration study for the treatment of uterine fibroids and subsequently reported the final study results in January 2013. We held an end of Phase 2 meeting with the FDA in May 2013, to discuss a Phase 3 study design for vaginally delivered Proellex as a treatment for uterine fibroids. The FDA recommended that a Phase 2B study should be conducted prior to commencing a Phase 3 program. On December 29, 2014, we announced that we have initiated a Phase 2B study for vaginally delivered Proellex® in the treatment of uterine fibroids. This study was fully enrolled in January 2016.

As of December 31, 2015, we had accumulated losses of $302.3 million, approximately $21.4 million in cash and cash equivalents, and accounts payable and accrued expenses of approximately $2.9 million, in the aggregate. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates into the first quarter of 2017. We continue to explore potential additional financing alternatives, including corporate partnering opportunities, that would provide sufficient funds to enable us to continue to develop our two product candidates through FDA approval; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

Our Research and Development Program

Our product development pipeline, with milestone dates as expected as of the date of this report, is summarized in the table below:

Product Candidate (Indication) Enclomiphene	Status	Next Expected Milestone(s)
Secondary Hypogonadism	NDA submitted/Complete Response Letter Received

Proellex®
Uterine Fibroids	Phase 2	Complete first course of treatment in a Phase 2B study (oral delivery) (H2 2016) Complete first course of treatment in a Phase 2B study (vaginal delivery) (H2 2016)

Endometriosis	Phase 2	Topline data Phase 2 study (oral delivery) (H2 2016)

Enclomiphene

Product Overview

We are developing enclomiphene, a single isomer of clomiphene citrate which is an orally active proprietary small molecule compound. Enclomiphene is for the treatment of secondary hypogonadism in overweight men wishing to restore normal testicular function. Men with secondary hypogonadism exhibit low testosterone levels due to under stimulated testes but they are generally fertile. Enclomiphene is designed to treat the underlying mechanism, insufficient stimulation of the testes by the pituitary, which causes secondary hypogonadism. Secondary hypogonadism due to being overweight or obese is the single greatest cause of hypogonadism in general.

Testosterone is an important male hormone. Testosterone deficiency in men is linked to several negative physical and mental conditions, including loss of muscle tone, reduced sexual desire and deterioration of memory and certain other cognitive functions. Testosterone production normally decreases as men age and this decline can be accelerated by obesity, sometimes leading to testosterone deficiency. The leading therapy for low testosterone is AndroGel®, a commercially available testosterone replacement cream marketed by Abbvie Inc. (“Abbvie”) for the treatment of low testosterone, which we believe has had and continues to have significant sales in North America.

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

On February 2, 2015, we announced that we electronically submitted our NDA to the FDA for enclomiphene. The FDA accepted the NDA for review on April 1, 2015 and later assigned a Prescription Drug User Fee (PDUFA) goal date of November 30, 2015. In addition, the Division of Bone, Reproductive and Urologic Products (the Division) of the FDA scheduled an advisory committee meeting to review the NDA for November 3, 2015. However, the Division subsequently cancelled the scheduled advisory committee meeting due to questions that arose late in the review regarding the bioanalytical method validation that could affect interpretability of certain pivotal study data. On December 1, 2015, we announced that we had received a Complete Response Letter (CRL) from the FDA. A CRL informs companies that an NDA cannot be approved in its present form. In the CRL, the FDA stated that, based on recent scientific developments, the design of the enclomiphene Phase 3 studies is no longer adequate to demonstrate clinical benefit and recommended that Repros conduct an additional Phase 3 study or studies to support approval in the target population. The FDA also noted concerns regarding study entry criteria, titration and bioanalytical method validation in the Phase 3 program. Subsequently, on February 4, 2016, the Company attended a meeting with the FDA reviewers and senior leaders to discuss resolution of issues identified during the NDA review. The meeting covered a broad range of topics surrounding the NDA data as well as emerging agency and expert thinking regarding the treatment of hypogonadism. The Company believes based on the meeting that the FDA is not closed to considering secondary hypogonadism as an indication. Additionally, in January 2016, the Company initiated a Phase 2 double-blind, placebo controlled, proof of concept study, ZA-205, in obese secondary hypogonadal men to assess the impact of enclomiphene on metabolic parameters and quality of life under a diet and exercise regimen. This study was fully enrolled in February 2016 and six month data is expected in the third quarter of 2016.

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

We believe the advantages of oral delivery, maintenance of testicular function and additional metabolic benefits will be important differentiating factors for enclomiphene, should it be approved. There can be no assurance, however, that we will be successful in implementing this strategy or that the FDA will approve our drug for commercial use.

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

On July 16, 2012, we announced that we held a teleconference with the FDA to discuss the development of low dose oral Proellex® as a treatment for endometriosis. Subsequently, on October 8, 2012, we announced that the FDA has agreed to reclassify the full clinical hold to a partial clinical hold on low dose oral Proellex® to allow us to conduct a Phase 2 study in the treatment of endometriosis. We initiated this 60 subject, four month active dosing study in November 2012 and it was fully enrolled in January 2016.

On October 31, 2013, the Company held a meeting with the FDA to discuss the clinical development plan for low dose oral Proellex® in the treatment of uterine fibroids. During the meeting, the FDA provided guidance for endpoints it believed acceptable for the treatment of uterine fibroids in an efficacy study and instructed the Company to submit a request for lifting the full clinical hold. The Company has followed the FDA’s recommendations and submitted the study protocol and the request for the full hold lift. Additionally, on March 17, 2014, we announced that the FDA indicated that we may proceed to conduct Phase 1 and Phase 2 studies of low dose oral Proellex® for endometriosis and uterine fibroids while remaining on partial clinical hold. This guidance indicated that the highest allowed dose will be 12 mg daily. On December 29, 2014, we announced that we have initiated a Phase 2B study for low dose oral Proellex® in the treatment of uterine fibroids. This study was fully enrolled in January 2016.

Vaginal Administration

We are assessing vaginal administration of Proellex® to avoid first pass liver effects and achieve higher reproductive tract concentrations of the drug while minimizing systemic exposure. We reported results from two in vivo animal studies which confirmed reduced maximum circulating concentrations of the drug when administered vaginally, as well as efficacy signals at substantially lower doses than oral administration. The Company has an active IND for the vaginal delivery of Proellex® for the treatment of uterine fibroids. Since the clinical hold relates only to the oral delivery of Proellex®, this IND has no clinical hold issues. In the first quarter of 2012, we initiated a Phase 2 vaginal administration study for the treatment of uterine fibroids. In January 2013, we reported the final study results which indicated the 12 mg dose achieved statistically significant improvement in menstrual bleeding, uterine fibroid symptoms and reduction in fibroid volume even with the low number of subjects enrolled into the study (n=12 @ 12 mg). Based on these findings, the Company believes the 12 mg dose is appropriate for further development. We held an end of Phase 2 meeting with the FDA in May 2013, to discuss a Phase 3 study design for the vaginally delivered Proellex as a treatment for uterine fibroids. The FDA recommended that a Phase 2B study should be conducted prior to commencing a Phase 3 program. On December 29, 2014, we announced that we have initiated a Phase 2B study for vaginally delivered Proellex® in the treatment of uterine fibroids. This study was fully enrolled in January 2016.

Other Products

VASOMAX® has been on partial clinical hold in the U.S. since 1998, and no further development activities are planned.

Business Strategy

We plan to focus our clinical program on (i) conducting a Phase 2B study for low dose oral Proellex® in the treatment of uterine fibroids, (ii) conducting a Phase 2B vaginal administration study for Proellex® in the treatment of uterine fibroids, (iii) conducting a Phase 2 study for low dose oral Proellex® for the treatment of endometriosis and (iv) conducting a Phase 2 proof of concept study for enclomiphene for the treatment of secondary hypogonadism. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates into the first quarter of 2017. In the normal course of business we continue to explore potential corporate partnering opportunities for assistance in the clinical development funding and commercialization of our products, as appropriate; however, there can be no assurance that an acceptable corporate partnering opportunity will be successfully completed or that our current liquidity will be sufficient to fund all of our product development needs.

Research and Development

We have limited resources and utilize consultants and outside entities to perform clinical development and limited research activities in connection with preclinical studies and clinical trials. Our primary research and development (“R&D”) expenses for 2015 were for the payment for salaries and related employee expenses, contracted regulatory affairs activities, insurance coverage for clinical trials and prior product sales, contracted research and consulting fees, facility costs, fees associated with our patent portfolio and internal research and development supplies. We believe that these expenses will continue to be our primary R&D expenses in 2016.

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

Manufacturing

We have identified multiple potential suppliers for the bulk active pharmaceutical ingredient (“API”) used in enclomiphene, though we have not yet contracted with one. We have not faced any material problems obtaining the necessary quantities of enclomiphene for our clinical trials and, therefore, do not anticipate any material problems obtaining the API necessary for commercial production if enclomiphene is approved for sale. Additionally, we have contracted with Gregory Pharmaceutical Holdings, Inc., doing business as UPM Pharmaceuticals, for the finished drug product and packaging of enclomiphene for commercial production, if approved by the FDA for sale.

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

For the foreseeable future, we expect to continue to rely on third-party manufacturers and other third parties to produce, package and store sufficient quantities of enclomiphene and Proellex®. These product candidates are complicated and expensive to manufacture. If our third-party manufacturers fail to deliver our product candidates for clinical use on a timely basis, with sufficient quality, and at commercially reasonable prices, we may be required to delay or suspend clinical trials or otherwise discontinue development and production of our product candidates. While we may be able to identify replacement third-party manufacturers or develop our own manufacturing capabilities for these product candidates, this process would likely cause a delay in the availability of our product candidates and an increase in costs. In addition, third-party manufacturers may have a limited number of facilities in which our product candidates can be produced, and any interruption of the operation of those facilities due to events such as equipment malfunction or failure or damage to the facility could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in available product candidates.

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

Under a license agreement with the NIH, we have exclusive rights to four issued U.S. patents, which expire in 2017, two pending U.S. patent applications, and several foreign patents and pending applications made by the NIH regarding Proellex®. We also have two issued U.S. patents and seven pending U.S. patent applications, 112 foreign pending patent applications and 63 granted foreign patents that cover various formulations of Proellex® and methods for using Proellex®.

Therapeutic uses of our enclomiphene product candidate are covered in the United States by nine issued U.S. patents and eight pending patent applications. Foreign coverage of therapeutic uses of our enclomiphene product candidate includes 79 issued foreign patents and 111 foreign pending patent applications. The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of diabetes mellitus Type 2, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Enclomiphene (the trans-isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. We requested re-examination of one of these patents by the U.S. Patent and Trademark Office (“PTO”) based on prior art. The patent holder amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims were patentable in view of those publications under consideration and a re-examination certificate was issued. We subsequently filed a second request for re-examination by the PTO in light of a number of additional publications. The request was granted and all of the claims were finally rejected by the PTO in the re-examination. The patent holder appealed the rejections to the PTO Board of Patent Appeals and Interferences (the “PTO Board”) which ultimately reversed the rejections of several dependent claims in view of those publications under consideration. The patent holder filed a Notice of Appeal to the Federal Circuit on September 28, 2010 contesting the rejections maintained by the PTO Board. A decision was rendered by the Court of Appeals for the Federal Circuit on December 12, 2011, affirming the rejection of the appealed claims. The PTO issued an Ex Parte Reexamination Certificate on April 29, 2013, canceling the rejected claims and confirming the patentability of the remaining claims. Nevertheless, we believe that our development of enclomiphene does not infringe any of the remaining claims and that all of the remaining claims are invalid on various grounds including additional prior art publications. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. If necessary, we intend to vigorously defend any and all claims that may be brought by the holder of such patents in a court of competent jurisdiction in order to develop enclomiphene further. Adverse determinations in litigation proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities, in which case we may not be able to successfully commercialize or out-license enclomiphene until such patents expire or are otherwise no longer in force.

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

Our main competitors for the treatment of testosterone deficiency are the testosterone replacement therapies currently being marketed. The current standard of care is AndroGel®, a topical gel for the replacement of testosterone. AndroGel® is marketed by Abbvie. There is another topical gel, Testim®, currently marketed by Endo International PLC, and a transdermal patch, AndroDerm®, marketed by Watson Pharmaceuticals. Eli Lilly and Company also entered into a licensing agreement with a third party for a topical testosterone treatment called Axiron®, which has become available in pharmacies. In addition, other companies such as Apricus Biosciences, Inc. and Clarus Therapeutics, Inc. are developing other products that would compete with enclomiphene. We believe we can compete with AndroGel® and the other replacement therapies because we believe that enclomiphene is the only drug with an NDA submitted that normalizes testicular function and may provide additional metabolic benefits. Based on our clinical trial supply cost to date, we currently expect that enclomiphene, if approved, can compete favorably on a cost basis with current testosterone replacement therapies.

Our main competitors for the treatment of uterine fibroids and endometriosis are GnRH agonists, especially Lupron®, the current therapeutic standard of care for uterine fibroids. Lupron® is marketed by Abbvie, which has far greater resources and marketing capabilities than we have. Recently Abbvie has licensed a Phase 3-ready molecule from Neurocrine Biosciences for the treatment of endometriosis. Gedeon Richter and Watson Pharmaceuticals have also entered into an exclusive license agreement to develop and market Esmya™ (an orally active selective progesterone receptor modulator) in the U.S. and Canada. In addition, surgical treatment of both uterine fibroids and endometriosis competes with Proellex® by removing uterine fibroids and by removing misplaced tissue in women with endometriosis. We believe we can potentially compete with Lupron® and other GnRH agonists because we believe that Proellex® will not present the same side effect of a decrease in bone mineral density given its specific focus on progesterone inhibition, which differentiates it from GnRH agonists that create a low estrogen state. There are additional companies developing similar progesterone-blocking technology.

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

The standard process required by the FDA before a pharmaceutical agent may be marketed in the United States includes: (1) preclinical tests; (2) submission to the FDA of an IND application which must become effective before human clinical trials may commence; (3) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended application; (4) submission of an NDA, to the FDA; and (5) FDA approval of the NDA prior to any commercial sale or shipment of the drug.

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

Litigation

See Item 3 of Part I of this Form 10-K.

Employees and Consultants

Employees

At December 31, 2015, we had 26 full-time employees. We also utilize consultants as well as contract research organizations and other outside specialty firms for various services such as preclinical and clinical trial support, manufacturing, regulatory approval advice and accounting and human resource management. We believe our relationship with our employees is good.

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

Risks Relating to Our Business

Our ability to continue as a going concern may require that we raise additional funds no later than the first quarter of 2017, without which we may need to cease our business operations and begin liquidation proceedings.

Based upon our current expense and revenue assumptions, we anticipate that we will need to obtain additional financing no later than the first quarter of 2017. If our expenses are greater than expected or our clinical trials take longer than expected, we may be required to raise additional funds prior to that time. We will continue to explore various financing alternatives to address our liquidity needs. No assurance can be given that we will be successful in obtaining additional financing on acceptable terms or at all. We anticipate that if we are able to secure additional financing, that such financing could result in significant dilution of the ownership interests of our stockholders and may provide certain rights to the new investors senior to the rights of our current stockholders, including but not limited to, voting rights and rights to proceeds in the event of a sale or liquidation of the Company. We expect to continue to incur significant losses for the foreseeable future, and we may never achieve or sustain profitability. In the event that we are unable to obtain adequate financing to conduct operations, we may need to cease our business operations and begin liquidation proceedings. If we need to liquidate our assets, we would likely realize significantly less from them than the values at which they are carried on our financial statements.

If we fail to obtain the capital necessary to fund our operations when needed, we may have to delay, reduce or eliminate our research and development programs or commercialization efforts, dispose of assets or liquidate.

We expect to make additional capital outlays and to increase operating expenditures over the next several years to support our preclinical development and clinical trial activities, particularly with respect to ongoing Phase 2 clinical trials for Proellex®. On February 2, 2015, we announced that we submitted the NDA for our enclomiphene product candidate to the FDA. The FDA accepted the NDA for review on April 1, 2015 and later assigned a Prescription Drug User Fee Act (PDUFA) goal date of November 30, 2015. In addition, the Division of Bone, Reproductive and Urologic Products (the Division) of the FDA scheduled an advisory committee meeting to review the NDA for November 3, 2015. However, the Division subsequently cancelled the scheduled advisory committee meeting due to questions that arose late in the review regarding the bioanalytical method validation that could affect interpretability of certain pivotal study data. On December 1, 2015, we announced that we had received a Complete Response Letter (CRL) from the FDA. A CRL informs companies that an NDA cannot be approved in its present form. In the CRL, the FDA stated that, based on recent scientific developments, the design of the enclomiphene Phase 3 studies is no longer adequate to demonstrate clinical benefit and recommended that Repros conduct an additional Phase 3 study or studies to support approval in the target population. The FDA also noted concerns regarding study entry criteria, titration and bioanalytical method validation in the Phase 3 program. Subsequently, on February 4, 2016, the Company attended a meeting with the FDA reviewers and senior leaders to discuss resolution of issues identified during the NDA review. The meeting covered a broad range of topics surrounding the NDA data as well as emerging agency and expert thinking regarding the treatment of hypogonadism.

As a result of these events, the Company plans to focus its resources on the Phase 2B studies for Proellex® for the treatment of uterine fibroids, the Phase 2 study for Proellex® for the treatment of endometriosis and the Phase 2 study for enclomiphene for the treatment of secondary hypogonadism. Based on our current and planned clinical programs, we anticipate that our current liquidity will be sufficient to continue the development of our product candidates into the first quarter of 2017. However, it is possible that our clinical trial activities will be more costly and take longer than we anticipate; accordingly, there can be no assurance that additional capital will not be necessary prior to the time anticipated. In the normal course of business we continue to explore possible partnerships with various pharmaceutical companies. If in the future we fail to reach or elect not to enter into an arrangement with a collaborative partner with respect to the sales and marketing of any of our product candidates, we would need to develop a sales and marketing organization with supporting distribution capability in order to market such products directly. Significant additional expenditures would be required for us to develop such a sales and marketing organization. We may continue to seek additional funding through public or private financings, including equity or debt financings, and/or through other means, including collaborations and license agreements, as appropriate. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. We anticipate that if we are able to secure additional financing, that such financing will result in significant dilution of the ownership interests of our stockholders and may provide certain rights to the new investors senior to the rights of our current stockholders, including but not limited to, voting rights and rights to proceeds in the event of a sale or liquidation of the Company. We expect to continue to incur significant losses for the foreseeable future, and we may never achieve or sustain profitability. In the event that we are unable to obtain adequate financing to conduct operations, we may need to cease our business operations and begin liquidation proceedings. If we need to liquidate our assets, we would likely realize significantly less from them than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to any secured and unsecured creditors before any funds would be available to pay our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we were required to liquidate, it is highly unlikely that stockholders would receive any value for their shares.

In recent years, the general economic and capital market conditions in the United States have varied significantly and have increased the cost of capital in many circumstances, and there is no certainty that economic conditions will permit us to raise capital in an amount to sufficiently fund our long-term plans, in 2016 or beyond. If economic conditions become worse, our future cost of equity or debt capital and access to the capital markets could be adversely affected. If we cannot raise adequate funds, we may be required to:

•	delay, reduce the scope of or eliminate one or more of our development programs;

•	relinquish, license or otherwise dispose of rights to technologies, product candidate or products that we would otherwise seek to develop or commercialize ourselves at an earlier stage or on terms that are less favorable than might otherwise be available; or

•	liquidate and dissolve our company and cease as a going concern.

Our future capital requirements will depend upon a number of factors, including:

•	the size, complexity, results and timing of our clinical programs;

•	the cost to obtain sufficient supply of the compounds necessary for our product candidates at a reasonable cost;

•	the time and cost involved in obtaining regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and

•	competing technological and market developments.

These factors could result in variations from our currently projected operating and liquidity requirements.

Because the data from our preclinical studies and clinical trials for our product candidates are not necessarily predictive of future results, we can provide no assurances that any of them will have favorable results in clinical trials or receive regulatory approval.

Before we can obtain regulatory approval for the commercial sale of any product candidate that we develop, we are required to complete preclinical development and extensive clinical trials in humans to demonstrate its safety and efficacy. To date, regulatory approval has not been obtained for any of our product candidates and, in fact, our product candidate Proellex® is currently on partial clinical hold with the FDA due to safety issues experienced in our earlier Phase 2 and Phase 3 clinical trials for endometriosis and uterine fibroids, respectively. Additionally, On December 1, 2015, we announced that we had received a Complete Response Letter (CRL) from the FDA from the submission of an NDA on our enclomiphene product candidate. A CRL informs companies that an NDA cannot be approved in its present form. In the CRL, the FDA stated that, based on recent scientific developments, the design of the enclomiphene Phase 3 studies is no longer adequate to demonstrate clinical benefit and recommended that Repros conduct an additional Phase 3 study or studies to support approval in the target population. The FDA also noted concerns regarding study entry criteria, titration and bioanalytical method validation in the Phase 3 program.

Unfavorable results from ongoing preclinical studies or clinical trials could result in delays, modifications or abandonment of ongoing or future clinical trials. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be delayed, repeated or terminated. In addition, we may report top-line data from time to time, which is based on a preliminary analysis of key efficacy and safety data; such data may be subject to change following a more comprehensive review of the data related to the applicable clinical trial. If enclomiphene, Proellex®, or any other potential future product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we delay or abandon our development efforts related to enclomiphene or Proellex®, we may not be able to generate sufficient revenues or raise the additional capital necessary to continue operations or become profitable.

We have a history of operating losses, and we expect to incur increasing net losses and may not achieve or maintain profitability for some time or at all.

We have experienced significant operating losses in each fiscal year since our inception. As of December 31, 2015, we had accumulated losses of $302.3 million, approximately $21.4 million in cash and cash equivalents, and accounts payable and accrued expenses of approximately $2.9 million, in the aggregate. We expect to continue incurring net losses and we may not achieve or maintain profitability for some time, if at all. As we increase expenditures for the clinical development of our products, we expect our total operating losses to increase for at least the next few years. Our ability to achieve profitability will depend on, among other things, successfully completing the development of our products, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others that possess such capabilities, and raising sufficient funds to finance our activities. There can be no assurance that we will be able to achieve profitability or that profitability, if achieved, can be sustained.

Raising additional funds by issuing securities or through collaboration and licensing arrangements may cause dilution to our stockholders, restrict our operations or require us to relinquish proprietary rights.

We may raise additional funds through public or private equity offerings, debt financings or potential corporate collaborations and licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional capital by issuing equity securities, our stockholders’ ownership will be diluted. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock or make investments. In addition, if we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. For example, we might be forced to relinquish all or a portion of our sales and marketing rights with respect to enclomiphene, Proellex®, or other potential products or license intellectual property that enables licensees to develop competing products.

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

Following the receipt of a Complete Response Letter with respect to our previously submitted NDA for enclomiphene, we may need to engage in additional clinical trials. Failure to initiate additional clinical trials or delays in existing clinical trials of enclomiphene or Proellex®, and failure of the FDA to lift the partial clinical hold on Proellex®, or unfavorable results or decisions or negative perceptions regarding any of such clinical trials, could cause our stock price to decline significantly. We may never achieve FDA approval for either of our product candidates, which could cause our stock price to decline significantly and have other significant adverse effects on our business.

We are thinly staffed and highly dependent on a limited number of management persons and key personnel, and if we lose these members of our team or are unable to attract and retain additional qualified personnel, our future growth and ability to compete would suffer.

The competition for qualified personnel in the biopharmaceutical field is intense, and our future success depends upon our ability to attract, retain and motivate highly skilled scientific, technical and managerial employees. We had only 26 full-time employees at December 31, 2015, including our President and Chief Executive Officer, Joseph S. Podolski. We are highly dependent on Mr. Podolski and our professional staff for the management of our company and the development of our technologies. Mr. Podolski has an employment agreement with us. There can be no assurance that any of these employees will remain with us through development of our current product candidates. The loss of the services of any of our employees could delay or curtail our research and product development efforts.

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

We are not prohibited from adopting, without shareholder approval, a shareholder rights plan that may discourage any potential acquirer from acquiring more than a specific percentage of our outstanding common stock. In addition, certain provisions in our charter documents and Delaware law could delay or prevent a change in management or a takeover attempt that you may consider to be in your best interest.

Our shareholder rights plan expired in accordance with its terms on September13, 2015. While we did not extend or renew the plan, we are not prohibited from adopting, without shareholder approval, a shareholder rights plan that may discourage any potential acquirer from acquiring more than a specific percentage of our outstanding common stock. Upon this type of acquisition without approval of our Board of Directors, all other holders of common stock would have the right to purchase a specified amount of shares at a substantial discount from market price.

Such a rights agreement and certain provisions in our certificate of incorporation and bylaws and under Delaware law could delay or prevent the removal of directors and other management and could make more difficult a merger, tender offer or proxy contest involving us that you may consider to be in your best interest. For example, these provisions:

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

Many of these factors that may lead to a delay, suspension or termination of clinical testing of a current or potential product candidate may also ultimately lead to denial of regulatory approval of a current or potential product candidate. In fact, the FDA placed Proellex® on clinical hold in summer 2009 due to liver toxicity data resulting from our clinical trials. Though the full clinical hold has been upgraded to a partial clinical hold, there can be no assurance that the partial hold will be lifted at any time. Additionally, on December 1, 2015, we announced that we had received a Complete Response Letter (CRL) from the FDA from the submission of an NDA on our enclomiphene product candidate. A CRL informs companies that an NDA cannot be approved in its present form. In the CRL, the FDA stated that, based on recent scientific developments, the design of the enclomiphene Phase 3 studies is no longer adequate to demonstrate clinical benefit and recommended that Repros conduct an additional Phase 3 study or studies to support approval in the target population. The FDA also noted concerns regarding study entry criteria, titration and bioanalytical method validation in the Phase 3 program.

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

Our success in obtaining regulatory approval to market enclomiphene in the U.S. or elsewhere depends on our ability to address any issues the FDA or foreign regulatory agencies may raise, and ultimately to obtain approval by the FDA or foreign regulatory agencies.

On February 2, 2015, we announced that we submitted the NDA for enclomiphene to the FDA. The FDA accepted the NDA for review on April 1, 2015 and later assigned a Prescription Drug User Fee Act (PDUFA) goal date of November 30, 2015. In addition, the Division of Bone, Reproductive and Urologic Products (the Division) of the FDA scheduled an advisory committee meeting to review the NDA for November 3, 2015. However, the Division subsequently cancelled the scheduled advisory committee meeting due to questions that arose late in the review regarding the bioanalytical method validation that could affect interpretability of certain pivotal study data. On December 1, 2015, we announced that we had received a Complete Response Letter (CRL) from the FDA. A CRL informs companies that an NDA cannot be approved in its present form. In the CRL, the FDA stated that, based on recent scientific developments, the design of enclomiphene Phase 3 studies is no longer adequate to demonstrate clinical benefit and recommended that Repros conduct an additional Phase 3 study or studies to support approval in the target population. The FDA also noted concerns regarding study entry criteria, titration and bioanalytical method validation in the Phase 3 program. Subsequently, on February 4, 2016, the Company attended a meeting with the FDA reviewers and senior leaders to discuss resolution of issues identified during the NDA review. The meeting covered a broad range of topics surrounding the NDA data as well as emerging agency and expert thinking regarding the treatment of hypogonadism.

Even if enclomiphene is eventually approved, the FDA may limit the indications for which it may be used, include extensive warnings on the product labeling, or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of enclomiphene. Further, in the event that we seek regulatory approval of enclomiphene outside the United States, such markets also have requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining regulatory approval for marketing of enclomiphene in one country does not ensure we will be able to obtain regulatory approval in other countries but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.

Any regulatory approval of enclomiphene, once obtained, may be withdrawn. Ultimately, the failure to obtain and maintain regulatory approvals would prevent enclomiphene from being marketed and would have a material and adverse effect on our business.

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

We have identified multiple potential suppliers for the bulk active pharmaceutical ingredient (“API”) used in enclomiphene, though we have not yet contracted with one. We have not faced any material problems obtaining the necessary quantities of enclomiphene for our clinical trials and, therefore, do not anticipate any material problems obtaining the API necessary for commercial production if enclomiphene is approved for sale. Additionally, we have contracted with Gregory Pharmaceutical Holdings, Inc., doing business as UPM Pharmaceuticals, for the finished drug product and packaging of enclomiphene for commercial production, if approved by the FDA for sale.

For the foreseeable future, we expect to continue to rely on third-party manufacturers and other third parties to produce, package and store sufficient quantities of enclomiphene, Proellex®, and any future product candidates for use in our clinical trials or commercialization, if appropriate. These product candidates are complicated and expensive to manufacture. If our third-party manufacturers fail to deliver our product candidates for clinical use on a timely basis, with sufficient quality, and at commercially reasonable prices, we may be required to delay or suspend clinical trials or otherwise discontinue development and production of our product candidates. While we may be able to identify replacement third-party manufacturers or develop our own manufacturing capabilities for these product candidates, this process would likely cause a delay in the availability of our product candidates and an increase in costs. In addition, third-party manufacturers may have a limited number of facilities in which our product candidates can be produced, and any interruption of the operation of those facilities due to events such as equipment malfunction or failure or damage to the facility by natural disasters could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in available product candidates.

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

Enclomiphene and Proellex® are novel compounds that have never been produced in large scale. As in the development of any new compound, there are underlying risks associated with their manufacture. These risks include, but are not limited to, cost, process scale-up, process reproducibility, construction of a suitable process plant, timely availability of raw materials, as well as regulatory issues associated with the manufacture of an active pharmaceutical agent. Any of these risks may prevent us from successfully developing enclomiphene or Proellex®. Our failure, or the failure of our third-party manufacturers to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors and reliable product packaging for diverse environmental conditions, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business.

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

The FDA also requires that we demonstrate structural and functional comparability between the same drug product produced by different third-party manufacturers. Because we may use multiple sources to manufacture enclomiphene and Proellex®, we may need to conduct comparability studies to assess whether manufacturing changes have affected the product safety, identity, purity or potency of any commercial product candidate compared to the product candidate used in clinical trials. If we are unable to demonstrate comparability, the FDA could require us to conduct additional clinical trials, which would be expensive and significantly delay commercialization of our product candidates.

Risks Relating to Product Commercialization

If commercialized, our product candidates may not be approved for sufficient governmental or third-party reimbursements, which would adversely affect our ability to market our product candidates.

In the United States and elsewhere, sales of pharmaceutical products depend in significant part on the availability of reimbursement to the consumer from third-party payers, such as government and private insurance plans. Third-party payers are increasingly challenging the prices charged for medical products and services. It will be time consuming and expensive for us to go through the process of seeking reimbursement from Medicaid, Medicare and private payers for Proellex® and enclomiphene. Our products may not be considered cost effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis. The passage of the Medicare Prescription Drug and Modernization Act of 2003 imposes requirements for the distribution and pricing of prescription drugs, which may negatively affect the marketing of our potential products.

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

If enclomiphene does not provide a treatment regime that is more beneficial than AndroGel®, the current standard of care for the treatment of testosterone deficiency, or otherwise provide patient benefit, it likely will not be accepted favorably by the market. If any products we may develop do not achieve market acceptance, then we will not generate sufficient revenue to achieve or maintain profitability.

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

Neither enclomiphene nor Proellex® has been approved for commercial sale. However, the current and future use of our product candidates by us and potential corporate collaborators in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims might be made directly by consumers or healthcare providers or indirectly by pharmaceutical companies, potential corporate collaborators or others selling such products. We may experience financial losses in the future due to product liability claims. We have obtained limited general commercial liability insurance coverage for our clinical trials. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for any of our product candidates. However, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or for liabilities in excess of our insurance limits, our assets may not be sufficient to cover such claims and our business operations could be impaired.

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

Our main competitors for the treatment of testosterone deficiency are the testosterone replacement therapies currently being marketed. The current standard of care is AndroGel®, a topical gel for the replacement of testosterone developed by Solvay Pharmaceuticals (which was acquired by Abbvie Inc.). Abbvie is a much larger company than we are, with greater resources and marketing ability. Enclomiphene would also compete with other forms of testosterone replacement therapies such as oral treatments, patches, injectables and a tablet applied to the upper gum. There is another topical gel currently marketed by Endo International PLC called Testim®, and a transdermal patch marketed by Watson Pharmaceuticals called AndroDerm®. Eli Lilly and Company also entered into a licensing agreement with a third party for a topical testosterone treatment called Axiron®, which has become available in pharmacies. There can be no assurance that our product candidates will be more successful than competitive products. In addition, other potential competitors may be developing testosterone therapies similar to ours.

The main therapeutic products competitive with Proellex® for the treatment of uterine fibroids and endometriosis are GnRH agonists, including Lupron® and the use of approved progestin-based contraceptives for the treatment of endometriosis. In addition, surgical treatment of both uterine fibroids and endometriosis would compete with Proellex®, if approved, by removing uterine fibroids and by removing misplaced tissue in women with endometriosis. Furthermore, Abbvie has recently licensed a Phase 3–ready molecule from Neurocrine Biosciences Inc. for the treatment of endometriosis. Gedeon Richter and Watson Pharmaceuticals have also entered into an exclusive license agreement to develop and market Esmya™ (an orally selective progesterone receptor modulator) in the U.S. and Canada.

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

Our ability to commercialize our products will depend, in part, on our or our licensor’s ability to obtain patents, to enforce those patents and preserve trade secrets, and to operate without infringing on the proprietary rights of others. The patent positions of biopharmaceutical companies are highly uncertain and involve complex legal and factual questions. There can be no assurance that:

•	Patent applications for and relating to our products candidates, enclomiphene and Proellex®, will result in issued patents;

•	Patent protection will be secured for any particular technology;

•	Any patents that have been or may be issued to us, such as our issued patents and/or pending patent applications relating to Proellex® or enclomiphene, or any patents that have been or may be issued to our licensor, such as the patent(s) and application(s) underlying our Proellex® compound, when issued, will be valid and enforceable;

•	any patents will provide meaningful protection to us;

•	others will not be able to design around the patents; or

•	our patents will provide a competitive advantage or have commercial application.

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

The trading price of our common stock has been highly volatile. Since January 1, 2014 through February 26, 2016, the sale price of our stock price has fluctuated from a low of $0.80 to a high of $22.57. The market price for our common stock will be affected by a number of factors, including:

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

To date, we have a low volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the fourth quarter of 2015 was approximately 943,142 shares per day. Our stockholders may be unable to sell their common stock at or near their asking prices or at all, which may result in substantial losses to our stockholders.

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

Our inability to comply with the listing requirements of the Nasdaq Capital Market could result in our common stock being delisted, which could affect their market price and liquidity and reduce our ability to raise capital.

We are required to meet certain qualitative and financial tests (including a minimum closing bid price of $1.00 per share for our common stock) to maintain the listing of our common stock on the Nasdaq Capital Market. If we do not maintain compliance with the continued listing requirements for the Nasdaq Capital Market within specified periods and subject to permitted extensions, our common stock may be recommended for delisting (subject to any appeal we would file). If our common stock are delisted, it could be more difficult to buy or sell our common stock and to obtain accurate quotations, and the price of our common stock could suffer a material decline. Delisting would also impair our ability to raise capital.

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

Item 1B.    Unresolved Staff Comments

None.

ITEM 2.    Properties

We lease our current property under a lease agreement that expires in June 2020. This lease is for approximately 7,100 square feet of our laboratory and office space located in The Woodlands, Texas. We do not own or lease any other property and believe that our current facilities are sufficient for our needs for the foreseeable future.

ITEM 3.    Legal Proceedings

Therapeutic uses of our Androxal product candidate are covered in the United States by nine issued U.S. patents and eight pending patent applications. Foreign coverage of therapeutic uses of our Androxal product candidate includes 79 issued foreign patents and 111 foreign pending patent applications. The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of diabetes mellitus Type 2, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Androxal (the trans-isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. We requested re-examination of one of these patents by the U.S. Patent and Trademark Office (“PTO”) based on prior art. The patent holder amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims were patentable in view of those publications under consideration and a re-examination certificate was issued. We subsequently filed a second request for re-examination by the PTO in light of a number of additional publications. The request was granted and all of the claims were finally rejected by the PTO in the re-examination. The patent holder appealed the rejections to the PTO Board of Patent Appeals and Interferences (the “PTO Board”) which ultimately reversed the rejections of several dependent claims in view of those publications under consideration. The patent holder filed a Notice of Appeal to the Federal Circuit on September 28, 2010 contesting the rejections maintained by the PTO Board. A decision was rendered by the Court of Appeals for the Federal Circuit on December 12, 2011, affirming the rejection of the appealed claims. The PTO issued an Ex Parte Reexamination Certificate on April 29, 2013, cancelling the rejected claims and confirming patentability of the remaining claims. Nevertheless, we believe that our development of Androxal does not infringe any of the remaining claims and that all of the remaining claims are invalid on various grounds including additional prior art publications. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. If necessary, we intend to vigorously defend any and all claims that may be brought by the holder of such patents in a court of competent jurisdiction in order to develop Androxal further. Adverse determinations in litigation proceedings could require us to seek licenses from patent holders which may not be available on commercially reasonable terms, or at all, or may subject us to significant liabilities, in which case we may not be able to successfully commercialize or out-license Androxal until such patents expire or are otherwise no longer in force.

On July 19, 2013, we received a letter from Dr. Harry Fisch threatening to file a lawsuit against us and two of our executive officers (Joseph S. Podolski, President and Chief Executive Officer and Ron Wiehle, Executive Vice President), seeking addition of Dr. Harry Fisch as an inventor on three of our patents, U.S. Patent Nos. 7,173,064, 7,737,185 and 7,759,360, covering therapeutic uses of enclomiphene. We believe that these allegations are without merit and on August 2, 2013, we commenced a lawsuit against Dr. Fisch in the U.S. District Court for the Southern District of Texas seeking a declaratory judgment that he should not be added as inventor to any of these patents. On October 2, 2013, Dr. Fisch filed counterclaims to our complaint seeking correction of inventorship of the three patents at issue to name Dr. Fisch as a co-inventor of the applications leading these patents. Dr. Fisch subsequently stipulated that he does not claim to be a co-inventor of U.S. Patent No. 7,173,064. The court granted summary judgment in favor of the Company on separate equitable and legal grounds, and entered judgment on December 23, 2014. Our request for attorney’s fees was denied. On February 9, 2015, Dr. Fisch filed a notice of appeal of the summary judgment rulings to the United States Court of Appeals for the Federal Circuit. The United States Court of Appeals for the Federal Circuit heard oral argument on January 5, 2016. On January 7, 2016, the United States Court of Appeals for the Federal Circuit summarily affirmed the Southern District of Texas’s ruling that Dr. Harry Fisch should not be added as an inventor on Repros’ patents.  Dr. Harry Fisch has not appealed the decision and the deadline for filing an appeal expires April 6, 2016.

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

	Price Range
	High	Low
2014
First Quarter	$22.57	$15.27
Second Quarter	18,40	13.93
Third Quarter	22.55	8.86
Fourth Quarter	11.21	5.92

2015
First Quarter	$10.12	$7.60
Second Quarter	10.05	6.95
Third Quarter	8.96	6.45
Fourth Quarter	8.12	1.09

All of the foregoing prices reflect interdealer quotations, without retail mark-up, markdowns or commissions and may not necessarily represent actual transactions in the common stock.

On February 26, 2016, the last sale price of our common stock, as reported by the Nasdaq Capital Market, was $0.83 per share. On February 26, 2016, there were approximately 52 holders of record and approximately 8,500 beneficial holders of our common stock.

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

Rights Plan

Our shareholder rights plan expired in accordance with its terms on September13, 2015. While we did not extend or renew the plan, we are not prohibited from adopting, without shareholder approval, a shareholder rights plan that may discourage any potential acquirer from acquiring more than a specific percentage of our outstanding common stock. Upon this type of acquisition without approval of our Board of Directors, all other holders of common stock would have the right to purchase a specified amount of shares at a substantial discount from market price.

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

	12/10	12/11	12/12	12/13	12/14	12/15

Repros Therapeutics Inc.	100.00	158.55	518.09	601.97	327.96	39.80
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
NASDAQ Pharmaceutical	100.00	114.48	156.39	263.04	340.07	354.40

ITEM 6. sELECTED CONSOLIDATED FINANCIAL DATA

The statement of operations data for the years ended December 31, 2015, 2014 and 2013, and the balance sheet data as of December 31, 2015 and 2014, have been derived from our financial statements, included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2012 and 2011, and the balance sheet data as of December 31, 2013, 2012 and 2011 have been derived from our financial statements not included in this Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below have been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read with our financial statements, including notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

STATEMENTS OF OPERATIONS DATA: (In thousands, except per share data)
	2015	2014	2013	2012	2011

Revenues and Other Income
Interest income	$11	$9	$9	$3	$2
Other income	—	—	—	—	—
Total revenues	11	9	9	3	2
Expenses:
Research and development	24,116	27,107	23,657	14,120	8,893
General and administrative	5,087	5,437	4,818	4,827	3,811
Total expenses	29,203	32,544	28,475	18,947	12,704
Net loss	$(29,192)	$(32,535)	$(28,466)	$(18,944)	$(12,702)

Net loss per share – basic and diluted (1)	$(1.20)	$(1.39)	$(1.37)	$(1.23)	$(1.06)
Shares used in loss per share calculation	24,298	23,432	20,808	15,346	11,961

(1)	See “Note 3. Summary of Significant Accounting Policies: of the Notes to Consolidated Financial Statements for a description of the computation of loss per share.

BALANCE SHEET DATA: (In thousands)
	2015	2014	2013	2012	2011

Cash, cash equivalents and marketable securities	$21,393	$46,620	$75,807	$24,212	$4,565
Total assets	21,485	46,941	76,071	24,670	4,679
Accumulated deficit	(302,256)	(273,064)	(240,529)	(212,063)	(193,119)
Total stockholders' equity	$18,567	$44,017	$72,519	$20,873	$3,281

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

We are developing enclomiphene, a single isomer of clomiphene citrate which is an orally active proprietary small molecule compound. Enclomiphene is for the treatment of secondary hypogonadism in overweight men wishing to restore normal testicular function. Men with secondary hypogonadism exhibit low testosterone levels due to under stimulated testes but they are generally fertile. Enclomiphene is designed to treat the underlying mechanism, insufficient stimulation of the testes by the pituitary, which causes secondary hypogonadism. Secondary hypogonadism due to being overweight or obese is the single greatest cause of hypogonadism in general. As of 2014, sales of preparations for the treatment of low testosterone have exceeded $2 billion in the U.S. and first tier pharmaceutical companies have entered the low testosterone marketplace.

In December 2011, we completed a Phase 2B study of enclomiphene in men with secondary hypogonadism, but naïve to testosterone treatment, at the recommendation of the Food and Drug Administration (the “FDA”). Top line results of this study demonstrated that enclomiphene was generally well tolerated compared to placebo and that there were no drug related serious adverse events that led to discontinuation. We met with the FDA in May 2012 to discuss the design of pivotal Phase 3 efficacy studies for enclomiphene as well as the components of the overall drug development program required for a New Drug Application (“NDA”) submission and agreed on registration requirements for enclomiphene oral therapy for the treatment of secondary hypogonadism. In July 2012, we announced that we reached an agreement with the FDA for the design of the pivotal efficacy studies for enclomiphene for the treatment of secondary hypogonadism. The pivotal studies were conducted under a Special Protocol Assessment (“SPA”). We have completed both Phase 3 pivotal efficacy studies. On March 27, 2013, we announced that the top-line results from our first pivotal Phase 3 study, ZA-301, met both co-primary endpoints mandated by the FDA, and we announced on September 16, 2013, that we met both co-primary endpoints in the second pivotal study, ZA-302. Additionally, on September 16, 2013, we announced the results from ZA-300, a six-month safety study. This study identified no new safety issues. On October 22, 2013, we announced that we received guidance from the FDA instructing the Company to request a meeting to discuss the adequacy of studies ZA-301 and ZA-302. In addition to this guidance, the FDA further noted that they would allow us to run head-to-head studies against approved testosterone replacement products. These head-to-head studies, ZA-304 and ZA-305, were initiated in January 2014 and subsequently completed in September and August 2014, respectively. Both of these head-to-head studies achieved superiority for both co-primary endpoints and most secondary endpoints as compared to the approved testosterone replacement product. On October 21, 2014, we announced the results from ZA-303, a 52 week, single-blind, placebo-controlled Phase 3 study to evaluate the effects on bone mineral density. In this study, no new safety signals were identified, including no evidence of negative effects on bone mineral density. On February 2, 2015, we announced that we electronically submitted our NDA to the FDA for enclomiphene. The FDA accepted the NDA for review on April 1, 2015 and later assigned a Prescription Drug User Fee (PDUFA) goal date of November 30, 2015. In addition, the Division of Bone, Reproductive and Urologic Products (the Division) of the FDA scheduled an advisory committee meeting to review the NDA for November 3, 2015. However, the Division subsequently cancelled the scheduled advisory committee meeting due to questions that arose late in the review regarding the bioanalytical method validation that could affect interpretability of certain pivotal study data. On December 1, 2015, we announced that we had received a Complete Response Letter (CRL) from the FDA. A CRL informs companies that an NDA cannot be approved in its present form. In the CRL, the FDA stated that, based on recent scientific developments, the design of the enclomiphene Phase 3 studies is no longer adequate to demonstrate clinical benefit and recommended that Repros conduct an additional Phase 3 study or studies to support approval in the target population. The FDA also noted concerns regarding study entry criteria, titration and bioanalytical method validation in the Phase 3 program. Subsequently, on February 4, 2016, the Company attended a meeting with the FDA reviewers and senior leaders to discuss resolution of issues identified during the NDA review. The meeting covered a broad range of topics surrounding the NDA data as well as emerging agency and expert thinking regarding the treatment of hypogonadism. The Company believes based on the meeting that the FDA is not closed to considering secondary hypogonadism as an indication. Additionally, in January 2016, the Company initiated a Phase 2 study, ZA-205, to explore the benefits of treating secondary hypogonadism.

We are also developing Proellex®, an orally administered selective blocker of the progesterone receptor in women, for the treatment of uterine fibroids and endometriosis. Uterine fibroids and endometriosis affect millions of women of reproductive age. Proellex® has shown statistically significant results in previous Phase 2 studies for endometriosis and uterine fibroids. We completed a low dose escalating study as permitted by the FDA in late 2011, to determine both signals of efficacy and safety for low oral doses of the drug. There was no evidence of elevations of liver enzymes over baseline, suggesting these lower doses avoid the type of adverse events seen at much higher doses in earlier studies. On October 8, 2012, we announced that the FDA has agreed to a reclassification of the full clinical hold to a partial clinical hold on low dose oral Proellex® to allow us to conduct a Phase 2 study in the treatment of endometriosis. We initiated this study in November 2012 and it was fully enrolled in January 2016.

On October 31, 2013, the Company held a meeting with the FDA to discuss the clinical development plan for low dose oral Proellex® in the treatment of uterine fibroids. During the meeting, the FDA provided guidance for endpoints it believed acceptable for the treatment of uterine fibroids in an efficacy study and instructed the Company to submit a request for lifting the full clinical hold. The Company has followed the FDA’s recommendations and submitted the study protocol and the request for the full hold lift. Additionally, on March 17, 2014, we announced that the FDA indicated that we may proceed to conduct Phase 1 and Phase 2 studies of low dose oral Proellex® for endometriosis and uterine fibroids while remaining on partial clinical hold. This guidance indicated that the highest allowed dose will be 12 mg daily. On December 29, 2014, we announced that we have initiated a Phase 2B study for low dose oral Proellex® in the treatment of uterine fibroids. This study was fully enrolled in January 2016.

The Company has an active IND for the vaginal delivery of Proellex® for the treatment of uterine fibroids. Since the clinical hold relates only to oral delivery of Proellex®, this IND has no clinical hold issues. In the first quarter of 2012, we initiated a Phase 2 vaginal administration study for the treatment of uterine fibroids, and reported final study results in January 2013. We held an end of Phase 2 meeting with the FDA in May 2013, to discuss a Phase 3 study design for the vaginally delivered Proellex as a treatment for uterine fibroids. The FDA recommended that a Phase 2B study should be conducted prior to commencing a Phase 3 program. On December 29, 2014, we announced that we have initiated a Phase 2B study for vaginally delivered Proellex® in the treatment of uterine fibroids. This study was fully enrolled in January 2016.

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

As of December 31, 2015, we had accumulated losses of $302.3 million, approximately $21.4 million in cash and cash equivalents, and accounts payable and accrued expenses of approximately $2.9 million, in the aggregate. We continue to explore potential additional financing alternatives, including corporate partnering opportunities, that would provide sufficient funds to enable us to continue to develop our two product candidates through FDA approval; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

At December 31, 2015, we had 26 full-time employees who utilize the services of contract research organizations, contract manufacturers and various consultants to assist us in performing clinical and regulatory services for the clinical development of our products. We are substantially dependent on our various contract groups to adequately perform the activities required to obtain regulatory approval of our products.

The value of the tax asset associated with the December 31, 2015 accumulated deficit can be substantially diminished in value to us due to various tax regulations, including change in control provisions in the tax code. For additional information relating to our net operating loss carryforward, see "Note 6. Federal Income Taxes" of the Notes to Consolidated Financial Statements. Losses have resulted principally from costs incurred in conducting clinical trials for our product candidates, in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts. There can be no assurance that we will be able to successfully commercialize any of our drug candidates. Our ability to achieve profitability will depend on, among other things, successfully completing the clinical development of our products in a reasonable time frame and at a reasonable cost, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others that possess such capabilities, our and our partners' ability to realize value from our research and development programs through the commercialization of those products and raising sufficient funds to finance our activities. There can be no assurance that we will be able to achieve profitability or that profitability, if achieved, can be sustained. See "Item 1. Business — Risk Factors" and "Note 1. Organization and Operations" of Notes to Consolidated Financial Statements.

Critical Accounting Policies and the Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Please see Note 2, "Summary of Significant Accounting Policies," for a detailed discussion of our critical accounting policies. A brief summary of our accounting policies is provided below.

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

Share-Based Compensation

We had one stock-based compensation plan at December 31, 2015, the 2011 Equity Incentive Plan. Accounting standards generally require the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued. We use the Black-Scholes option pricing model to estimate the fair value of our stock options. Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options’ vesting and contractual expiration dates. The Company’s historical stock option exercise experience does not provide a reasonable basis upon which to estimate expected term. As such, the simplified method was used to calculate the expected term. The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term.

Income Taxes

We have had net operating losses since inception and, therefore, have not been subject to federal income taxes. We have accumulated approximately $1.4 million of research and development tax credits. As of December 31, 2015, we had approximately $235.7 million of net operating loss (“NOL”) carryforwards for federal income tax purposes. Additionally, approximately $12.2 million of NOLs, and approximately $838,000 of research and development tax credits, expire in 2018. Accounting standards require the recognition of a deferred tax asset. However, a valuation allowance must be recorded for deferred tax assets whose recovery is deemed unlikely. As we have incurred net operating losses since inception, and there is no certainty of future revenues, our deferred tax assets have been reserved in full in the accompanying consolidated financial statements. Additionally, during 2013, the Company completed an analysis of its section 382 limit. Based on this analysis, the Company concluded that the amount of NOL carryforwards and the credits available to offset taxable income is limited under section 382. Accordingly, if the Company generates taxable income in any year in excess of its then annual limitation, the Company may be required to pay federal income taxes even though it has unexpired NOL carryforwards. Additionally, because U.S. tax laws limit the time during which NOLs and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOLs and tax credit carryforwards for federal income tax purposes. Future public and private stock placements may create additional limitations on the Company’s NOLs, credits and other tax attributes.

Recent Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance in ASC Topic 740, Income Taxes, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company expects that this guidance will have no effect on the Consolidated Financial Statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements - Going Concern.” The new standard requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern for both annual and interim reporting periods. This guidance is effective for us for the fiscal year ending December 31, 2016 and annual and interim periods thereafter. We have assessed the guidance and its impact on the Company and made the required disclosures.

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

Results of Operations

Comparison of Years Ended December 31, 2015 and 2014

Revenues and Other Income

Total revenues and other income, which consisted solely of interest income, was $11,000 in 2015 as compared to $9,000 for 2014. The increase was due to higher yields in 2015 as compared to 2014.

Research and Development Expenses

R&D expenses include contracted services relating to our clinical product development activities which include preclinical studies, clinical trials, fees associated with our patent portfolio, regulatory affairs and bulk manufacturing scale-up activities and bulk active ingredient purchases for preclinical and clinical trials primarily relating to our two product candidates, enclomiphene and Proellex®. Research and development expenses also include internal operating expenses relating to our general research and development activities. R&D expenses decreased 11%, or approximately $3.0 million, to $24.1 million for 2015 as compared to $27.1 million for 2014. Our primary R&D expenses for 2015 and 2014 are shown in the following table (in thousands):

	Year Ended December 31,
Research and Development	2015	2014	Variance	Change (%)
Enclomiphene clinical development	$9,657	$17,160	$(7,503)	(44)%
Proellex® clinical development	4,776	1,883	2,893	154%
Payroll and benefits	5,170	4,319	851	20%
Operating and occupancy	4,513	3,745	768	21%
Total	$24,116	$27,107	$(2,991)	(11)%

The decrease in enclomiphene clinical development expenses for the year ended 2015 as compared to 2014 was primarily due to the completion of the Phase 3 studies, partially offset by the payment of $2.3 million to the FDA associated with the submission of our NDA for the product candidate. The clinical development expenses related to Proellex® increased for 2015 as compared to 2014 primarily due to increased expenses associated with our Phase 2b clinical trials for the treatment of uterine fibroids.

From inception through December 31, 2015 we incurred $70.0 million for the development of enclomiphene and $67.6 million for the development of Proellex®. These accumulated costs exclude any internal operating expenses and related fees associated with our patent portfolio.

R&D payroll and benefits expense for both years ended December 31, 2015 and 2014 includes salaries, non-cash stock based compensation expense and fringe benefits and increased 20%, or approximately $851,000, to $5.2 million for 2015 as compared to $4.3 million for 2014. This increase was primarily due to an increase in salaries and included a bonus awarded to the R&D personnel in the amount of $338,000. Included in R&D payroll and benefits expense is a charge for non-cash stock based compensation expense of $2.1 million for 2015 as compared to $1.9 million for 2014.

R&D operating and occupancy increased 21%, or approximately $768,000, to $4.5 million for 2015 as compared to $3.7 million for 2014. This increase was primarily due to increases in legal and travel expenses.

General and Administrative Expenses

General and administrative expenses (“G&A”) decreased 6%, or approximately $350,000, to $5.1 million for 2015 as compared to $5.4 million for 2014. Our primary G&A expenses for 2015 and 2014 are shown in the following table (in thousands):

	Year Ended December 31,
General and Administrative	2015	2014	Variance	Change (%)
Payroll and benefits	$3,249	$3,392	$(143)	(4)%
Operating and occupancy	1,838	2,045	(207)	(10)%
Total	$5,087	$5,437	$(350)	(6)%

G&A payroll and benefits expense for both 2015 and 2014 includes salaries, non-cash stock based compensation expense and fringe benefits and decreased 4%, or approximately $143,000, to $3.2 million for 2015 as compared to $3.4 million for 2014. Included in payroll and benefits expense is a charge for non-cash stock based compensation expense of $1.6 million for 2015 as compared to $1.9 million for 2014. Additionally, salaries for both 2015 and 2014 were $1.4 million.

G&A operating and occupancy expense, which includes expenses to operate as a public company, decreased 10%, or approximately $207,000, to $1.8 million for 2015 as compared to $2.0 million for 2014. The decrease was primarily due to a decrease in professional services costs and travel expenses.

Comparison of Years Ended December 31, 2014 and 2013

Revenues and Other Income

Total revenues and other income, which consisted solely of interest income, was $9,000 for both years ended December 31, 2014 and 2013.

Research and Development Expenses

R&D expenses include contracted services relating to our clinical product development activities which include preclinical studies, clinical trials, fees associated with our patent portfolio, regulatory affairs and bulk manufacturing scale-up activities and bulk active ingredient purchases for preclinical and clinical trials primarily relating to our two product candidates, enclomiphene and Proellex®. Research and development expenses also include internal operating expenses relating to our general research and development activities. R&D expenses increased 15%, or approximately $3.5 million, to $27.1 million for 2014 as compared to $23.7 million for 2013. Our primary R&D expenses for 2014 and 2013 are shown in the following table (in thousands):

	Year Ended December 31,
Research and Development	2014	2013	Variance	Change (%)
enclomiphene clinical development	$17,160	$14,791	$2,369	16%
Proellex® clinical development	1,883	1,815	68	4%
Payroll and benefits	4,319	3,914	405	10%
Operating and occupancy	3,745	3,137	608	19%
Total	$27,107	$23,657	$3,450	15%

The increase in enclomiphene clinical development expenses for the year ended 2014 as compared to 2013 was primarily due to the completion of the Phase 3 studies, ZA-303, ZA-304 and ZA-305, as well as costs associated with the filing of the NDA. The clinical development expenses related to Proellex® increased for 2014 as compared to 2013 primarily due to increased expenses associated with our Phase 2 endometriosis study.

From inception through December 31, 2014 we incurred $60.3 million for the development of enclomiphene and $62.8 million for the development of Proellex®. These accumulated costs exclude any internal operating expenses and related fees associated with our patent portfolio.

R&D payroll and benefits expense for both years ended December 31, 2014 and 2013 includes salaries, non-cash stock based compensation expense and fringe benefits and increased 10%, or approximately $405,000, to $4.3 million for 2014 as compared to $3.9 million for 2013. This increase was primarily due to an increase in headcount and increased salaries. Included in R&D payroll and benefits expense is a charge for non-cash stock based compensation expense of $1.9 million for 2014 as compared to $1.8 million for 2013.

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

G&A payroll and benefits expense for both 2014 and 2013 includes salaries, non-cash stock based compensation expense and fringe benefits and increased 35%, or approximately $873,000, to $3.4 million for 2014 as compared to $2.5 million for 2013. Included in payroll and benefits expense is a charge for non-cash stock based compensation expense of $1.9 million for 2014 as compared to $1.3 million for 2013. Additionally, salaries for 2014 were $1.4 million as compared to $1.1 million for 2013.

G&A operating and occupancy expense, which includes expenses to operate as a public company, decreased 11%, or approximately $254,000, to $2.0 million for 2014 as compared to $2.3 million for 2013. The decrease was primarily due to a decrease in professional services costs.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements.

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

Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. We had cash and cash equivalents of approximately $21.4 million as of December 31, 2015 as compared to $46.6 million as of December 31, 2014. All cash and cash equivalents as of December 31, 2015 and 2014 were held in an account backed by U.S. government securities.

Net cash of approximately $25.3 million, $29.3 million and $25.3 million was used in operating activities during 2015, 2014 and 2013, respectively. The major use of cash for operating activities during 2015 was to fund our clinical development programs and associated administrative costs. Cash used in investing activities was zero during 2015 and 2014, and was $63,000 during 2013. Cash provided by financing activities was $102,000, $147,000 and $77.0 million during 2015, 2014 and 2013, respectively. Cash provided by financing activities during 2015 was due to the receipt of $102,000 from a former 10% shareholder to the Company in accordance with Section 16(a) under the Securities Exchange Act of 1934, as amended.

We have experienced negative cash flows from operations since inception. We will require substantial funds for R&D, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if appropriate, if the FDA or other regulatory approvals are obtained. Based on our current and planned clinical activities, we believe that our current liquidity will be sufficient to continue the development of our product candidates into the first quarter of 2017. It is possible that our clinical trial activities will be more costly and take longer than we anticipate; accordingly, there can be no assurance that additional capital will not be necessary prior to the time anticipated. Our capital requirements will depend on many factors, which are discussed in detail in “Item 1A., Risk Factors” of this Form 10-K . Additionally, as discussed in Note 10, there is a third party individual patent holder that claims priority over our patent application for enclomiphene. The uncertainties relating to the foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

Contractual Obligations and Commercial Commitments

The Company leases laboratory and office space pursuant to leases accounted for as operating leases. The lease for the Company’s laboratory and office space expires in June 2020. Rental expense for the years ended December 31, 2015, 2014 and 2013, was approximately $87,000, $74,000 and $79,000, respectively. Future minimum lease payments under non-cancelable leases with original terms in excess of one year as of December 31, 2015, are as follows (in thousands):

2016	$79
2017	82
2018	84
2019	87
2020	44
Total	$376

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We had cash and cash equivalents of approximately $21.4 million as of December 31, 2015 which is primarily held in a money market mutual fund backed by U.S. government securities. Although this cash account is subject to fluctuations in interest rates and market conditions, no significant gain or loss on this account is expected to be recognized in earnings. We do not invest in derivative securities.

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

Based on management’s evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2015.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited and issued their report on the effectiveness of our internal control over financial reporting as of December 31, 2015, which appears herein.

Changes in Internal Control

There have been no changes in our internal control over financial reporting during our quarter ended December 31, 2015 that have materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

Not applicable.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2016 annual meeting of stockholders. Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2015.

ITEM 11.  Executive Compensation

The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2016 annual meeting of stockholders. Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2015.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2016 annual meeting of stockholders. Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2015.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2016 annual meeting of stockholders. Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2015.

ITEM 14.  Principal Accountant Fees and Services

The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2016 annual meeting of stockholders. Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2015.

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

Exhibit Number	Identification Of Exhibit

3.1(a)	Restated Certificate of Incorporation. Exhibit 3.3 to the Company's Registration Statement on Form SB-2 (No. 33-57728-FW), as amended (the "Registration Statement"), is incorporated herein by reference.

3.1(b)	Certificate of Amendment to the Company's Restated Certificate of Incorporation, dated as of May 2, 2006. Exhibit 3.1 to the Company's Current Report on Form 8-K as filed with the Commission on May 2, 2006 is incorporated herein by reference.

3.1(d)	Certificate of Amendment to Restated Certificate of Incorporation, dated as of December 16, 2008. Exhibit 3.1(d) to the Company’s Current Report on Form 8-K as filed with the Commission on December 23, 2008 is incorporated herein by reference.

3.1(e)	Certificate of Amendment to Restated Certificate of Incorporation, dated as of November 18, 2009. Exhibit 3.1(e) to the Company’s Current Report on Form 8-K dated November 19, 2009 is incorporated herein by reference.

3.1(f)	Certificate of Amendment to Restated Certificate of Incorporation, dated October 14, 2010. Exhibit 3.1(f) to the Company’s Current Report on Form 8-K dated October 14, 2010 is incorporated herein by reference.

3.2	Restated Bylaws of the Company. Exhibit 3.4 to the Registration Statement is incorporated herein by reference.

4.1	Specimen Certificate of Common Stock, $.001 par value, of the Company. Exhibit 4.1 to the Registration Statement is incorporated herein by reference.

10.1+	1994 Employee and Consultant Stock Option Plan. Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 033-83406) as filed with the Commission on August 29, 1994 is incorporated herein by reference.

10.2+	2000 Non-Employee Directors' Stock Option Plan. Appendix B to the Company's Definitive Proxy Statement filed on April 26, 2000 is incorporated herein by reference.

10.3+	First Amendment to the Repros Therapeutics Inc. 2000 Non-Employee Directors' Stock Option Plan. Exhibit 10.21 to the 2000 Form 10-K is incorporated herein by reference.

10.4+	Second Amendment to 2000 Non-Employee Directors' Stock Option Plan. Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K") is incorporated herein by reference.

10.5+	Repros Therapeutics Inc. 2004 Stock Option Plan. Exhibit 10.17 to the Company's Registration Statement on Form S-1 (No. 333-119861), as amended, is incorporated herein by reference.

10.6+	Employment Agreement, dated June 16, 2014, between the Company and Joseph S. Podolski. Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 20, 2014.

10.7	Lease Agreement dated May 11, 2004 between the Company and Sealy Woodlands, L.P. Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

10.8	Amendment to Lease Agreement between the Company and Sealy Woodlands, L.P., dated May 17, 2006. Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 is incorporated herein by reference.

10.9	Second Amendment to Lease, effective as of July 1, 2010, between the Company and Columbia Texas 2408 Timberloch Industrial, L.P. Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010 is incorporated herein by reference.

10.10++	Letter Agreement dated July 15, 2002 between the Company, Schering Plough Ltd. and Schering-Plough Corporation. Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 is incorporated herein by reference.

10.11++	PHS Patent License Agreement dated April 16, 1999 between the Company and certain agencies of the United States Public Health Service within the Department of Health and Human Services, with amendments. Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003 is incorporated herein by reference.

10.12	Waiver to PHS Patent License Agreement, as amended, dated March 8, 2007 between the Company and certain agencies of the United States Public Health Service within the Department of Health and Human Services. Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on March 19, 2007 is incorporated herein by reference.

10.13++	Sixth Amendment to PHS Patent License Agreement, as amended, dated July 7, 2009 between the Company and certain agencies of the United States Public Health Service within the Department of Health and Human Services. Exhibit 10.1 to the Company’s Current Report on Form 8-K/A as filed with the Commission on December 22, 2009 is incorporated herein by reference.

10.14++	Seventh Amendment to PHS Patent License Agreement, as amended, dated October 28, 2009 between the Company and certain agencies of the United States Public Health Service within the Department of Health and Human Services. Exhibit 10.21 to the Company’s Annual Report on Form 10-K as filed with the Commission on March 15, 2010 is incorporated herein by reference.

10.15	Form of Indemnification Agreement entered into between the Company and each of its directors. Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 20, 2009 is incorporated herein by reference.

10.16+	Employment Agreement dated August 1, 2011 by and between the Company and Katherine A. Anderson. Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on August 4, 2011 is incorporated herein by reference.

10.17+	2011 Equity Incentive Plan (Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-200370) as filed with the Commission on November 19, 2014 is incorporated herein by reference.

10.18+	Offer Letter dated February 5, 2013, by and between the Company and Joachim F. Wernicke, Ph.D., M.D. Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 8, 2013 is incorporated herein by reference.

10.19+	Employment Agreement dated March 25, 2013 (but effective March 26, 2013), by and between the Company and Jaye Thompson, Ph.D. Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on April 1, 2013 is incorporated herein by reference.

10.20	Eighth Amendment to PHS License Agreement, as amended, dated April 20, 2010 between the Company and certain agencies of the United States Public Health Service within the Department of Health and Human Services. Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 17, 2013 is incorporated herein by reference.

10.21	Ninth Amendment to PHS License Agreement, as amended, dated June 14, 2013 between the Company and certain agencies of the United States Public Health Service within the Department of Health and Human Services. Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on June 17, 2013 is incorporated herein by reference.

10.22	Third Amendment to Lease Agreement, dated as of April 23, 2015, between the Company and Columbia Texas 2408 Timberloch Industrial, L.P. Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 is incorporated herein by reference.

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2*	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer) (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer) (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan.

++	Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act. Such omitted portions have been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPROS THERAPEUTICS INC.

Dated: March 14, 2016	By:	/s/ Joseph S. Podolski
Joseph S. Podolski
President and Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph S. Podolski	President, Chief Executive Officer and Director	March 14, 2016
Joseph S. Podolski	(Principal Executive Officer)

/s/ Katherine A. Anderson	Chief Financial Officer and Secretary	March 14, 2016
Katherine A. Anderson	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Nola Masterson	Chair of the Board	March 14, 2016
Nola Masterson

/s/ Daniel F. Cain	Director	March 14, 2016
Daniel F. Cain

/s/ Saira Ramasastry	Director	March 14, 2016
Saira Ramasastry

/s/ Michael Wyllie	Director	March 14, 2016
Michael Wyllie, Ph.D.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Repros Therapeutics Inc.:

In our opinion, the accompanying consolidated balance sheets, and the related consolidated statements of operations, cash flows and stockholders’ equity present fairly, in all material respects, the financial position of Repros Therapeutics Inc. and its subsidiary, at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that gives rise to substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 14, 2016

REPROS THERAPEUTICS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	December 31,	December 31,
	2015	2014

ASSETS

Current Assets
Cash and cash equivalents	$21,393	$46,620
Prepaid expenses and other current assets	84	289
Total current assets	21,477	46,909
Fixed Assets, net	8	32
Total assets	$21,485	$46,941

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,969	$2,090
Accrued expenses	949	834
Total current liabilities	2,918	2,924

Commitments and Contingencies (note 10)

Stockholders' Equity
Preferred Stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 75,000,000 shares authorized, 24,430,461 and 24,388,523 shares issued, respectively; 24,318,111 and 24,276,173 shares outstanding, respectively	24	24
Additional paid-in capital	322,179	318,437
Cost of treasury stock, 112,350 shares	(1,380)	(1,380)
Accumulated deficit	(302,256)	(273,064)
Total stockholders' equity	18,567	44,017
Total liabilities and stockholders' equity	$21,485	$46,941

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	For the Year Ended December 31,
	2015	2014	2013

Revenues and other income
Interest Income	$11	$9	$9
Total revenues and other income	11	9	9
Expenses
Research and development	24,116	27,107	23,657
General and administrative	5,087	5,437	4,818
Total expenses	29,203	32,544	28,475
Net loss	$(29,192)	$(32,535)	$(28,466)

Loss per share - basic and diluted	$(1.20)	$(1.39)	$(1.37)

Shares used in loss per share calculation:
Basic	24,298	23,432	20,808
Diluted	24,298	23,432	20,808

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands except share and per share amounts)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2012	17,272,505	$17	$234,299	112,350	$(1,380)	$(212,063)	$20,873
Stock based compensation	-	-	3,158	-	-	-	3,158
Issuance of 871,634 shares of common stock for the cashless exercise of 872,133 Series A Warrants	871,634	1	(1)	-	-	-	-
Issuance of 614,837 shares of common stock for the cashless exercise of 716,767 Series B Warrants	614,837	1	(1)	-	-	-	-
Exercise of 42,849 Series B Warrants to purchase common stock for cash @ $2.49 per share	42,849	-	107	-	-	-	107
Issuance of 5,407 shares of common stock for the cashless exercise of 8,332 stock options	5,407	-	-	-	-	-	-
Exercise of stock options to purchase common stock for cash ($10.98 to $18.74 per share)	5,833	-	83	-	-	-	83
Issuance of 4,312,500 shares of common stock at $19.00 per share, net of offering costs of $5.2 million	4,312,500	4	76,760	-	-	-	76,764
Net loss	-	-	-	-	-	(28,466)	(28,466)
Balance at December 31, 2013	23,125,565	$23	$314,405	112,350	$(1,380)	$(240,529)	$72,519
Stock based compensation	-	-	3,784	-	-	-	3,784
Issuance of 72,910 shares of common stock for the cashless exercise of 98,329 stock options	72,910	-	-	-	-	-	-
Exercise of stock options to purchase common stock stock for cash ($1.56 to $9.60 per share)	23,334	-	147	-	-	-	147
Issuance of 836,961 shares of common stock for the cashless exercise of 837,542 Series A Warrants	836,961	1	(1)	-	-	-	-
Issuance of 329,753 shares of common stock for the cashless exercise of 380,101 Series B Warrants	329,753	-	-	-	-	-	-
Proceeds from a shareholder transaction	-	-	102	-	-		102
Net loss	-	-	-	-	-	(32,535)	(32,535)
Balance at December 31, 2014	24,388,523	$24	$318,437	112,350	$(1,380)	$(273,064)	$44,017
Stock based compensation	-	-	3,742	-	-	-	3,742
Exercise of 37,093 Series A warrants to purchase common stock for cash @ $0.01 per share	37,093	-	-	-	-	-	-
Issuance of 4,845 shares of common stock for the cashless exercise of 15,000 stock options	4,845	-	-	-	-	-	-
Net loss	-	-	-	-	-	$(29,192)	(29,192)
Balance at December 31, 2015	24,430,461	$24	$322,179	112,350	$(1,380)	$(302,256)	$18,567

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2015	2014	2013

Cash Flows from Operating Activities
Net loss	$(29,192)	$(32,535)	$(28,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24	43	40
Noncash stock-based compensation	3,742	3,784	3,158
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	103	3	216
Increase (decrease) in accounts payable and accrued expenses	(6)	(629)	(244)
Net cash used in operating activities	(25,329)	(29,334)	(25,296)

Cash Flows from Investing Activities
Capital expenditures	-	-	(63)
Net cash used in investing activities	-	-	(63)

Cash Flows from Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	-	-	76,764
Exercise of stock options & warrants	-	147	190
Proceeds from a shareholder transaction	102	-	-
Net cash provided by financing activities	102	147	76,954
Net (decrease) increase in cash and cash equivalents	(25,227)	(29,187)	51,595
Cash and cash equivalents at beginning of period	46,620	75,807	24,212
Cash and cash equivalents at end of period	$21,393	$46,620	$75,807

The accompanying notes are an integral part of these consolidated financial statements.

1.	ORGANIZATION AND OPERATIONS:

Repros Therapeutics Inc. (the “Company”, “Repros,” or “we,” “us” or “our”) was organized on August 20, 1987. We are a biopharmaceutical company focused on the development of new drugs to treat hormonal and reproductive system disorders.

Our primary product candidate, enclomiphene, is a single isomer of clomiphene citrate and is an orally active proprietary small molecule compound. We are developing enclomiphene for the treatment of secondary hypogonadism in overweight men wishing to restore normal testicular function. Men with secondary hypogonadism exhibit low testosterone levels due to under stimulated testes but they are generally fertile. Enclomiphene is designed to treat the underlying mechanism, insufficient stimulation of the testes by the pituitary, which causes secondary hypogonadism. Secondary hypogonadism due to being overweight or obese is the single greatest cause of hypogonadism in general. On February 2, 2015, we announced that we electronically submitted our New Drug Application (“NDA”) to the Food and Drug Administration (“FDA”) for enclomiphene. The FDA accepted the NDA for review on April 1, 2015 and later assigned a Prescription Drug User Fee Act (PDUFA) goal date of November 30, 2015. In addition, the Division of Bone, Reproductive and Urologic Products (the Division) of the FDA scheduled an advisory committee meeting to review the NDA for November 3, 2015. However, the Division subsequently cancelled the scheduled advisory committee meeting due to questions that arose late in the review regarding the bioanalytical method validation that could affect interpretability of certain pivotal study data. On December 1, 2015, we announced that we had received a Complete Response Letter (CRL) from the FDA. A CRL informs companies that an NDA cannot be approved in its present form. In the CRL, the FDA stated that, based on recent scientific developments, the design of the enclomiphene Phase 3 studies is no longer adequate to demonstrate clinical benefit and recommended that Repros conduct an additional Phase 3 study or studies to support approval in the target population. The FDA also noted concerns regarding study entry criteria, titration and bioanalytical method validation in the Phase 3 program. Subsequently, on February 4, 2016, the Company attended a meeting with the FDA reviewers and senior leaders to discuss resolution of issues identified during the NDA review. The meeting covered a broad range of topics surrounding the NDA data as well as emerging agency and expert thinking regarding the treatment of hypogonadism. The Company believes base on the meeting that the FDA is not closed to considering secondary hypogonadism as an indication. Additionally, in January 2016, the Company initiated a Phase 2 double-blind, placebo controlled, proof of concept study, ZA-205, in obese secondary hypogonadal men to assess the impact of enclomiphene on metabolic parameters and quality of life under a diet and exercise regimen. This study was fully enrolled in February 2016 and six month data is expected in the third quarter of 2016.

Proellex®, our product candidate for female reproductive health, is a new chemical entity that acts as a selective blocker of the progesterone receptor and is being developed for the treatment of symptoms associated with uterine fibroids and endometriosis. On December 29, 2014, we announced that we have initiated two Phase 2B studies for low dose Proellex® in the treatment of uterine fibroids and are currently conducting a Phase 2 study in the treatment of endometriosis. All three of these Proellex® studies were fully enrolled in January 2016.

VASOMAX® has been on partial clinical hold in the U.S. since 1998, and no further development activities are planned.

As of December 31, 2015, we had accumulated losses of $302.3 million, approximately $21.4 million in cash and cash equivalents, and accounts payable and accrued expenses of approximately $2.9 million, in the aggregate. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates into the first quarter of 2017. We continue to explore potential additional financing alternatives, including corporate partnering opportunities, that would provide sufficient funds to enable us to continue to develop our two product candidates through FDA approval; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

SHARE-BASED COMPENSATION

We had one stock-based compensation plan at December 31, 2015 the 2011 Equity Incentive Plan. Accounting for stock based compensation generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued. We use the Black-Scholes option pricing model to estimate the fair value of our stock options. Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options' vesting and contractual expiration dates. The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option's expected term.

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

Recent Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance in ASC Topic 740, Income Taxes, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company expects that this guidance will have no effect on the Consolidated Financial Statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements - Going Concern.” The new standard requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern for both annual and interim reporting periods. This guidance is effective for us for the fiscal year ending December 31, 2016 and annual and interim periods thereafter. We have assessed the guidance and its impact on the Company and made the required disclosures.

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

3.	FIXED ASSETS:

Fixed assets are as follows (in thousands):

	December 31,
	2015	2014
Laboratory equipment	$20	$20
Office equipment	101	101
Furniture and fixtures	18	18
Leasehold improvements	77	77
Total fixed assets	216	216
Less — Accumulated depreciation and amortization	208	184
Net Fixed Assets	$8	$32

Depreciation was $24,000, $43,000 and $40,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

4.	OPERATING LEASES:

The Company leases laboratory and office space, pursuant to leases accounted for as operating leases. The lease for the Company’s laboratory and office space expires in June 2020. Rental expense for the years ended December 31, 2015, 2014 and 2013, was approximately $87,000, $74,000 and $79,000, respectively. Future minimum lease payments under non-cancelable leases with original terms in excess of one year as of December 31, 2015, are as follows (in thousands):

2016	$79
2017	82
2018	84
2019	87
2020	44
Total	$376

5.	ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	December 31,
	2015	2014
Personnel related costs	$544	$458
Research and development costs	300	284
Other	105	92
Total	$949	$834

6.	FEDERAL INCOME TAXES:

The Company has had net operating losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 2015, the Company has accumulated approximately $1.4 million of research and development tax credits. As of December 31, 2015, the Company had approximately $235.7 million of NOL carryforwards for federal income tax purposes. Additionally, approximately $12.2 million of NOLs and approximately $838,000 of research and development tax credits will expire in 2018. The NOLs will expire from 2018 through 2035. The research and development credits will expire from 2018 through 2022.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2014	2014
Net operating loss carryforwards	$80,127	$71,472
Research and development tax credits	1,384	1,384
Inventory reserve	1,510	1,510
Total deferred tax assets	83,021	74,366

Less — Valuation allowance	(83,021)	(74,366)
Net deferred tax assets	$—	$—

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

On February 8, 2011, we completed an underwritten public offering of 690,000 units (including the exercise of the underwriter’s over-allotment option), consisting of an aggregate of 2,760,000 shares of our common stock, Series A Warrants to purchase 2,070,000 shares of our common stock and Series B Warrants to purchase 1,690,500 shares of our common stock, at a price per unit of $17.15. Each unit consisted of four shares of our common stock, Series A Warrants exercisable for three shares of our common stock at an exercise price of $0.01 per share and Series B Warrants exercisable for 2.45 shares of our common stock at an exercise price of $2.49 per share. Net proceeds to us, after the underwriting discount and offering expenses, were approximately $10.7 million. The fair value of the Series A and Series B Warrants was determined using a Black-Scholes model with the following assumptions: risk-free interest rate of 0.18%; no dividend yield; volatility of 131.66% and an expected term of six months. This resulted in a fair value of the Series A and Series B Warrants of approximately $5.4 million and a fair value of the common stock of approximately $5.3 million, which has been recorded in Additional Paid-In Capital on our Condensed Consolidated Balance Sheet. As of December 31, 2015, 2,066,418 shares of our common stock have been issued from the exercise of the Series A Warrants at $0.01 per share and 1,108,518 shares of our common stock have been issued from the exercise of the Series B Warrants at $2.49 per share. The Series A and B Warrants had a five year term from the date of issuance. The Series B Warrants were callable by the Company in the event that the Company’s stock trades at $8.00 or more for a period of 20 trading days over any consecutive 30 trading day period. The Series A and B Warrants were also exercisable on a cashless basis. In addition, in no event could the Warrants be exercised if the holder would own 20% or more of the outstanding shares of the Company’s common stock following the exercise. Both of the Series A and Series B Warrants expired on February 8, 2016.

LOSS PER SHARE

The following table presents information necessary to calculate loss per share for the three years ended December 31, 2015, 2014 and 2013 (in thousands, except per share amounts):

	2015	2014	2013
Net loss	$(29,192)	$(32,535)	$(28,466)
Weighted average common shares outstanding	24,298	23,432	20,808
Basic loss per share	$(1.20)	$(1.39)	$(1.37)
Weighted average common and dilutive potential common shares outstanding:
Weighted average common shares outstanding	24,298	23,432	20,808
Assumed exercise of stock options	—	—	—
	24,298	23,432	20,808
Diluted loss per share	$(1.20)	$(1.39)	$(1.37)

Other potential common stock of 3,087,063, 2,910,157 and 4,031,793, common shares underlying stock options and warrants for the periods ended December 31, 2015, 2014 and 2013, respectively, were excluded from the above calculation of diluted loss per share because such issuance would have been anti-dilutive. Potential common stock includes Series A Warrants issued in our February 8, 2011 public offering to purchase 2,502, 39,595 and 877,137 shares of our common stock at an exercise price of $0.01, for the periods ended December 31, 2015, 2014 and 2013, respectively. Additionally, potential common stock for both periods ended December 31, 2015 and 2014 include Series B Warrants issued in our February 8, 2011 public offering to purchase 429,704. Potential common stock for the period ended December 31, 2013 includes 809,805 Series B Warrants at an exercise price of $2.49.

8.	STOCK OPTION PLANS:

As of December 31, 2015, there were 686,635 options available to grant under the 2011 Equity Incentive Plan. Options are granted with an exercise price per share which is equal to the fair market value per share of common stock on the date of grant. Vesting provisions for each grant are determined by the board of directors and typically vest over a three year period. All options expire no later than the tenth anniversary of the grant date.

A summary of the status of the Company’s outstanding options at December 31, 2015, 2014, and 2013 and changes during the years then ended is presented in the tables below:

	Stock Options	Weighted Average Exercise Price	Remaining Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2012	1,885,683	6.92
Granted	505,000	13.37
Exercised	(14,165)	10.31		$144.4
Forfeited/cancelled	(31,667)	11.87

Outstanding at December 31, 2013	2,344,851	8.22
Granted	351,000	17.24
Exercised	(121,663)	5.27		$1,721.1
Forfeited/cancelled	(133,330)	11.65

Outstanding at December 31, 2014	2,440,858	9.48
Granted	442,333	8.29
Exercised	(15,000)	5.24		$37.5
Forfeited/cancelled	(213,334)	12.09

Outstanding at December 31, 2015	2,654,857	9.09	5.87
Exercisable at December 31, 2015	2,181,444	8.71	5.25

The following table summarizes information about stock options outstanding at December 31, 2015:

Range Of Exercise Prices		Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.33 to	$4.00	253,138	3.9	$2.32	253,138	$2.32
4.01 to	5.00	757,312	4.4	4.50	757,312	4.50
5.01 to	8.00	426,993	5.8	5.91	403,669	5.83
8.01 to	10.00	444,000	8.4	8.63	136,661	9.01
10.01 to	20.00	666,914	6.9	15.32	539,911	15.12
21.00 to	50.80	106,500	4.2	33.54	90,753	35.76
		2,654,857			2,181,444

Stock-based compensation is outlined in the following table (in thousands):

	2015	2014	2013
R&D expense	$2,100	$1,924	$1,839
G&A expense	1,642	1,860	1,319
Total expense	$3,742	$3,784	$3,158

At December 31, 2015, there was approximately $3.0 million of total unrecognized compensation cost related to non-vested stock options. This compensation cost is expected to be recognized over a weighted-average period of approximately 1.6 years.

Estimated fair values of stock options granted have been determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	2015	2014	2013
Risk-free interest rate	1.62%	2.2%	1.5%
Expected term	7 years	7 years	7 years
Volatility	96%	89%	94%
Dividend yield	—	—	—
Fair value	$6.69	$13.41	$10.53

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

NATIONAL INSTITUTES OF HEALTH (NIH)

In 1999, we licensed rights to Proellex® from the National Institutes of Health (“NIH”) under an exclusive, worldwide license in the field of treatment of human endocrinologic pathologies or conditions in steroid-sensitive tissues which expires upon the expiration of the last licensed patent. Under the terms of the agreement, we are obligated to meet certain developmental milestones as outlined in a commercial development plan, which has been amended and revised from time to time as circumstances warrant. We have amended the agreement to provide us with rights to certain second generation compounds under certain circumstances.

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

Therapeutic uses of our enclomiphene product candidate are covered in the United States by nine issued U.S. patents and eight pending patent applications. Foreign coverage of therapeutic uses of our enclomiphene product candidate includes 79 issued foreign patents and 111 foreign pending patent applications. The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of diabetes mellitus Type 2, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Enclomiphene (the trans-isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. We requested re-examination of one of these patents by the U.S. Patent and Trademark Office (“PTO”) based on prior art. The patent holder amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims were patentable in view of those publications under consideration and a re-examination certificate was issued. We subsequently filed a second request for re-examination by the PTO in light of a number of additional publications. The request was granted and all of the claims were finally rejected by the PTO in the re-examination. The patent holder appealed the rejections to the PTO Board of Patent Appeals and Interferences (the “PTO Board”) which ultimately reversed the rejections of several dependent claims in view of those publications under consideration. The patent holder filed a Notice of Appeal to the Federal Circuit on September 28, 2010 contesting the rejections maintained by the PTO Board. A decision was rendered by the Court of Appeals for the Federal Circuit on December 12, 2011, affirming the rejection of the appealed claims. The PTO issued an Ex Parte Reexamination Certificate on April 29, 2013, canceling the rejected claims and confirming the patentability of the remaining claims. Nevertheless, we believe that our development of enclomiphene does not infringe any of the remaining claims and that all of the remaining claims are invalid on various grounds including additional prior art publications. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. If necessary, we intend to vigorously defend any and all claims that may be brought by the holder of such patents in a court of competent jurisdiction in order to develop enclomiphene further. Adverse determinations in litigation proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities, in which case we may not be able to successfully commercialize or out-license enclomiphene until such patents expire or are otherwise no longer in force.

On July 19, 2013, we received a letter from Dr. Harry Fisch threatening to file a lawsuit against us and two of our executive officers (Joseph S. Podolski, President and Chief Executive Officer and Ron Wiehle, Executive Vice President), seeking addition of Dr. Harry Fisch as an inventor on three of our patents, U.S. Patent Nos. 7,173,064, 7,737,185 and 7,759,360, covering therapeutic uses of enclomiphene. We believe that these allegations are without merit and on August 2, 2013, we commenced a lawsuit against Dr. Fisch in the U.S. District Court for the Southern District of Texas seeking a declaratory judgment that he should not be added as inventor to any of these patents. On October 2, 2013, Dr. Fisch filed counterclaims to our complaint seeking correction of inventorship of the three patents at issue to name Dr. Fisch as a co-inventor of the applications leading these patents. Dr. Fisch subsequently stipulated that he does not claim to be a co-inventor of U.S. Patent No. 7,173,064. The court granted summary judgment in favor of the Company on separate equitable and legal grounds, and entered judgment on December 23, 2014. Our request for attorney’s fees was denied. On February 9, 2015, Dr. Fisch filed a notice of appeal of the summary judgment rulings to the United States Court of Appeals for the Federal Circuit. The United States Court of Appeals for the Federal Circuit heard oral argument on January 5, 2016. On January 7, 2016, the United States Court of Appeals for the Federal Circuit summarily affirmed the Southern District of Texas’s ruling that Dr. Harry Fisch should not be added as an inventor on Repros’ patents.  Dr. Harry Fisch has not appealed the decision and the deadline for filing an appeal expires April 6, 2016.

Rights Plan

Our shareholder rights plan expired in accordance with its terms on September 13, 2015. While we did not extend or renew the plan, we are not prohibited from adopting, without shareholder approval, a shareholder rights plan that may discourage any potential acquirer from acquiring more than a specific percentage of our outstanding common stock. Upon this type of acquisition without approval of our Board of Directors, all other holders of common stock would have the right to purchase a specified amount of shares at a substantial discount from market price.

11.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

	First Quarter Ended March 31, 2015	Second Quarter Ended June 30, 2015	Third Quarter Ended September 30, 2015	Fourth Quarter Ended December 31, 2015
	(In thousands except per share amounts)
Revenues and other income:
Interest income	$1	$1	$1	$8
Total revenues and other income	1	1	1	8
Expenses:
Research and development	7,321	6,450	5,506	4,839

General and administrative	1,205	1,342	1,100	1,440
Total expenses	8,526	7,792	6,606	6,279
Net loss	$(8,525)	$(7,791)	$(6,605)	$(6,271)

Net loss per share – basic and diluted	$(0.35)	$(0.32)	$(0.27)	$(0.26)
Shares used in loss per share calculation	24,276	24,278	24,318	24,318

	First Quarter Ended March 31, 2014	Second Quarter Ended June 30, 2014	Third Quarter Ended September 30, 2014	Fourth Quarter Ended December 31, 2014
	(In thousands except per share amounts)
Revenues and other income:
Interest income	$2	$2	$2	$3
Total revenues and other income	2	2	2	3
Expenses:
Research and development	7,569	7,491	6,276	5,771

General and administrative	1,226	1,256	1,277	1,678
Total expenses	8,795	8,747	7,553	7,449
Net loss	$(8,793)	$(8,745)	$(7,551)	$(7,446)

Net loss per share – basic and diluted	$(0.38)	$(0.38)	$(0.32)	$(0.31)
Shares used in loss per share calculation	23,033	23,102	23,347	24,234

12.	SUBSEQUENT EVENTS:

The Series A and Series B Warrants included in our February 8, 2011 underwritten public offering described in Footnote 7 expired on February 8, 2016.

