Form 10-K/A
period 2015-12-31
REPROS THERAPEUTICS INC.
filed 2016-04-29
CIK 897075

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

As of April 22, 2016, there were 24,318,111 shares of the registrant's common stock outstanding.

Documents incorporated by reference: None in this Amendment No. 1.

REPROS THERAPEUTICS INC
2015 FORM 10-K/A ANNUAL REPORT

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

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 14, 2016, solely for the purpose of amending and supplementing Part III of the Annual Report on Form 10-K. This amendment changes our Annual Report only by including the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. In addition, we are also including Exhibits 31.1 and 31.2 as required by the filing of this amendment.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors

The names of the Company’s directors and certain additional information with respect to each of them are set forth below.

Name	Age	Position with the Company	Year First Became Director
Joseph S. Podolski	68	President, Chief Executive Officer and Director	1992
Daniel F. Cain	70	Director	2004
Nola E. Masterson	69	Director and Chair of the Board	2004
Saira Ramasastry	40	Director	2013
Michael G. Wyllie, Ph.D., DSC	65	Director	2011

Joseph S. Podolski. Mr. Podolski has served as Chief Executive Officer and as a director since 1992. He joined us in 1989 as Vice President of Operations and is the named inventor on the majority of the Company’s patents for both Androxal® and Proellex®. Previously, Mr. Podolski spent twelve years in various engineering, product development and manufacturing positions at G.D. Searle, a subsidiary of Monsanto Company. Before joining Monsanto, Mr. Podolski held positions in manufacturing, engineering, quality control and development of fine chemicals, antibiotics, pharmaceuticals and hospital products with Abbott Laboratories, Dearborn Chemical Company and Baxter Pharmaceuticals. Mr. Podolski holds a B.S. degree in chemistry and a M.S. degree in chemical engineering from the Illinois Institute of Technology.

Daniel F. Cain. Mr. Cain was elected a director in 2004 and was chair of the board of directors from 2005 to 2008. Since October 1994, Mr. Cain has provided consulting services for small businesses. From 1969 to 1994, Mr. Cain held various positions with Miles Laboratories, Inc., Hexcel Corporation, Scripps-Miles, Inc., Synbiotics Corporation and Heska Corporation. Mr. Cain has 45 years of broad business experience including 28 years with medical companies. Sixteen of these years were with three different biotechnology startup companies, one of which he co-founded. Mr. Cain has held a wide variety of executive level management positions including chief executive officer, president and chief financial officer. Mr. Cain earned a B.S. degree from LeTourneau College and an M.B.A. degree from Indiana University.

Nola E. Masterson. Ms. Masterson was elected a director in 2004 and became chair of the board in 2009. She is currently Managing Director of Science Futures Management Co. LLC, an investment and advisory service business specializing in biopharmaceuticals, NGS and genomic tools and diagnostics. She was previously a Venture Partner with Techno Venture Management Capital, a large global venture fund. She currently is Adjunct Professor at the University of San Francisco in the Business and Management Department. Ms. Masterson joined the Board of Directors of ZIVO BioScience, Inc. (OTCQB: ZIVO) in September 2014. She was the founding CEO of Sequenom, Inc., a genetic analysis company located in San Diego. Ms. Masterson was the first biotechnology analyst on Wall Street, working with Drexel Burnham Lambert and Merrill Lynch. Ms. Masterson began her business career at Ames Company, a division of Bayer in diagnostic sales, and spent eight years at Millipore Corporation in sales management and as Vice President of the biotechnology division.

Saira Ramasastry. Ms. Ramasastry was elected a director in March 2013. Ms. Ramasastry is the Founder and Managing Partner of Life Sciences Advisory, LLC, a firm that provides strategic business advice for the biopharmaceutical industry. Previously, Ms. Ramasastry was an investment banker at Merrill Lynch & Co., where she was responsible for originating M&A, strategic and capital markets transactions in the biotechnology industry. Prior to Merrill Lynch, she worked in the M&A group at Wasserstein Perella & Co. Ms. Ramasastry currently serves on the Industry Advisory Board of the Michael J. Fox Foundation for Parkinson’s Research, the Board of Directors of Sangamo Biosciences, Inc. (NASDAQ: SGMO) and the Board of Directors of Pain Therapeutics (NASDAQ: PTIE).  Ms. Ramasastry received her B.A. in Economics with Honors and Distinction and an M.S. in Management Science and Engineering from Stanford University, Phi Beta Kappa, as well as an M. Phil. in Management Studies from the University of Cambridge where she is a guest lecturer for the Bioscience Enterprise Programme and serves on the Cambridge Judge Business School Advisory Council.

Michael G. Wyllie, Ph.D., DSC. Dr. Wyllie was elected a director in 2011. Dr. Wyllie has over 30 years of experience in senior management positions in the pharmaceutical industry. He is a director and founder of Global Pharma Consulting and is a graduate of the University of Aberdeen. While Director of Biology at Pfizer, he was involved in the discovery, development, regulatory filing and marketing of eight major pharmaceutical products including doxazosin (Cardura), darifenacin (Enablex) and sildenafil (Viagra). Subsequently, Dr. Wyllie has been involved in founding several start-up companies and the successful listing of four of these on the London Stock Market. He is founder and Chief Scientific Officer of Plethora Solutions Holdings, Plc (LON:PLE), which has a product, PSD502, approved in the EU for premature ejaculation. He is Chairman of Glycomar Ltd, an Oban-based marine biotechnology company and Chairman of Morvus Technology Limited, a pharmaceutical company specializing in the discovery and commercialization of novel drugs for the oncology market. He is a member of the Clinical Trials Committee for the International Consultation in Sexual Medicine.

Executive Officers

Set forth below is certain information concerning the executive officers of the Company, including the business experience of each during the past five years.

Name	Age	Position
Joseph S. Podolski	68	President, Chief Executive Officer and Director

Katherine A. Anderson, C.P.A.	58	Chief Financial Officer and Secretary

Jaye Thompson, Ph.D.	50	Senior Vice President of Clinical and Regulatory

Joachim F. Wernicke, Ph.D, M.D.	68	Chief Medical Officer

Information pertaining to Mr. Podolski may be found above under “Directors”.

Katherine A. Anderson, C.P.A. Ms. Anderson originally joined us in 2002 as an independent contractor controller and, effective October 2009, assumed the additional position of Chief Accounting Officer. She has been Chief Financial Officer since August 2011. Ms. Anderson is a certified public accountant with over 30 years of experience in accounting and finance. Ms. Anderson earned a B.S. degree in accounting from The University of Houston.

Jaye Thompson, Ph.D. Dr. Thompson joined us in 2013 as the Senior Vice President of Clinical and Regulatory after serving as a member of our board of directors since 2009. Ms. Thompson has more than 20 years of experience in the clinical research industry and prior to joining us served as the Senior Vice President of Clinical Development and Regulatory Affairs with Opexa Therapeutics, Inc. Prior to joining Opexa, she was the Senior Vice President for Regulatory Affairs and Emerging Biotechnologies at inVentiv Clinical Solutions, LLC, a wholly-owned subsidiary of inVentiv Health, a full-serve contract research organization. Prior to its acquisition by inVentiv in 2006, Dr. Thompson was President and Founder of SYNERGOS, Inc., a leading contract research organization based in The Woodlands, Texas. Under her leadership, SYNERGOS (founded in 1991) grew and gained a reputation as one of the foremost clinical research organizations in the region. She started her career as a Biostatistician and Project Leader for Applied Logic Associates. Dr. Thompson holds a Bachelor’s degree in Applied Mathematics from Texas A&M University and an M.S. and a Ph.D. in Biostatistics from The University of Texas Health Science Center in Houston. She serves on the Gulf Coast Regional Center of Innovation and Commercialization Executive Board, the MD Anderson Technology Review Committee and the BioHouston Associate Advisory Board.

Joachim F. Wernicke, Ph.D, M.D. Dr. Wernicke joined us in 2013 as the Chief Medical Officer and has over 30 years of experience in clinical development and regulatory matters. From 2004 until his in retirement in 2012, Dr. Wernicke was part of the Global Patient Safety group at Eli Lilly and Company, where he was at various times responsible for Cymbalta, Strattera, Zyprexa, Symbyax, and Effient. He was also involved in the development and approval of Strattera and Cymbalta between 1999 and 2004 and clinical development and regulatory matters related to Prozac and other central nervous system drugs between 1984 and 1990. During his career, he has also served as the VP of Clinical and Regulatory Affairs for Cyberonics, Inc. and as a consultant for various pharmaceutical, biotechnology and medical device companies. Dr. Wernicke received a Ph.D. in biochemistry from U.C.L.A. in 1974, and an M.D. from U.C. Irvine in 1979, followed by a child neurology fellowship.

corporate governance

Board Meetings

Our operations are managed under the broad supervision of the board of directors, which has ultimate responsibility for the establishment and implementation of our general operating philosophy, objectives, goals and policies. The positions of chair of the board of directors and the chief executive officer of the Company are currently held by different individuals, Nola E. Masterson and Joseph Podolski, respectively. The Company believes that this structure provides the Company with the appropriate level of risk oversight. Our board of directors is currently comprised of a majority of independent directors. The board of directors has determined that Mr. Cain, Ms. Masterson, Ms. Ramasastry and Dr. Wyllie are all “independent” as independence is defined under the listing standards for The NASDAQ Stock Market. The board based these determinations primarily on a review of the responses our directors provided to questions regarding employment and compensation history, affiliations and family and other relationships. During 2015, the board of directors convened on five occasions. All directors attended 100% of the meetings held by the board and any committee of the board on which he or she served during his or her tenure in 2015. Our current policy is to have our directors attend our annual meeting of stockholders, and each of our directors attended our 2015 meeting of stockholders.

Board Committees

Pursuant to delegated authority, various board functions are discharged by the standing committees of the board. The board of directors has appointed three principal standing committees: the compensation and option committee, the nominating and corporate governance committee and the audit committee. Copies of the audit committee charter, the compensation and option committee charter and the nominating and corporate governance committee charter are available in the Corporate Governance section of our web site at www.reprosrx.com. The current members of the committees are identified in the following table:

Director	Audit	Compensation and Option	Nominating and Corporate Governance
Daniel F. Cain	√ (Chair)	√	√
Nola E. Masterson	√	√(Chair)	√
Saira Ramasastry.	√	√	√
Michael G. Wyllie, Ph.D., DSC.			√ (Chair)

Audit Committee. The audit committee, which is currently comprised of Mr. Cain, as chair, Ms. Masterson and Ms. Ramasastry, provides assistance to the board of directors in fulfilling its responsibilities relating to corporate accounting and reporting practices, recommends to the board of directors the engagement by us of our independent public accountants, approves services performed by our independent public accountants, including fee arrangements and the range of audit and non-audit services, maintains a direct line of communication between the board of directors and our independent public accountants and performs such other functions as may be prescribed with respect to audit committees under applicable rules, regulations and policies of The NASDAQ Stock Market. The audit committee also evaluates our system of internal controls, the internal audit function and other related areas. The audit committee holds a private executive session with our independent auditors following every audit committee meeting. This executive session excludes management. The audit committee meets quarterly and convened five times in 2015.

As required by The NASDAQ Stock Market and SEC rules regarding audit committees, the board of directors has reviewed the qualifications of its audit committee and has determined that none of the current members of the audit committee have a relationship with us that might interfere with the exercise of their independence from us or management and has determined that each member of the audit committee is independent, as independence is defined in the listing standards for The NASDAQ Stock Market. The board of directors has determined that Mr. Cain, chair of the audit committee, is an audit committee financial expert as described in Item 401(h) of Regulation S-K.

Compensation and Option Committee. The compensation and option committee, which is currently comprised of Ms. Masterson, as chair, Mr. Cain and Ms. Ramasastry, establishes the compensation for our President and Chief Executive Officer, including applicable bonus milestones and equity/option grants. The committee also may be involved in or may approve, depending on the availability of the board of directors, grants of awards to other employees, may determine the terms and conditions provided for in each option grant, and may, as requested by our President and Chief Executive Officer, review and recommend to the board of directors the amount of compensation to be paid to our officers. The compensation committee generally convenes on an as needed basis. The compensation and option committee met three times in 2015. The board of directors has determined that each member of the compensation and option committee is independent, as independence is defined in the listing standards for The NASDAQ Stock Market.

Nominating and Corporate Governance Committee. The nominating and corporate governance committee is currently comprised of Dr. Wyllie, as chair, Mr. Cain, Ms. Masterson and Ms. Ramasastry. The nominating and corporate governance committee investigates and makes recommendations to the board with respect to qualified candidates to be nominated for election to the board and reviews and makes recommendations to the board of directors with regard to candidates for directors nominated by stockholders in accordance with our bylaws. This committee also investigates and makes recommendations to the board with regard to all matters of corporate governance, including the structure, operation and evaluation of the board and its committees. The nominating and corporate governance committee met twice during 2015. The board of directors has determined that each current member of the nominating and corporate governance committee is independent, as independence is defined in the listing standards for The NASDAQ Stock Market.

Executive Sessions of the Board of Directors. Our policy is to have non-management directors meet regularly in executive sessions following each of our regularly scheduled meetings of the board of directors in a calendar year. A non-management director is any director who is not an employee and does not include any director who is not independent as determined by the board of directors. Non-management directors presently consist of all current directors except Mr. Podolski. The non-management directors met a total of four times during calendar year 2015.

Communications with Directors. Our security holders and other interested parties may communicate with any of our directors (including any presiding director or the non-management directors as a group) by mail to our Secretary, Repros Therapeutics Inc., 2408 Timberloch Place, Suite B-7, The Woodlands, Texas 77380. Such communications should specify the intended recipient or recipients. All such communications, other than commercial solicitations or communications, will be forwarded to the appropriate director or directors.

Stockholder Nominations. The nominating and corporate governance committee will consider stockholder proposals for director nominees. In order to nominate a director at the annual meeting, a stockholder must follow the procedures set forth in Section 2.12 of our bylaws (available on our web site at www.reprosrx.com). In order to recommend a nominee for a director position, a stockholder must be a stockholder of record at the time the stockholder gives notice of its recommendation and the stockholder must be entitled to vote for the election of directors at the meeting at which such nominee will be considered. Stockholder recommendations must be made pursuant to written notice delivered to our principal executive offices no less than 50 days nor more than 75 days prior to the date of the annual or special meeting at which directors are to be elected; provided, that if the date of the annual or special meeting was not publicly announced more than 65 days prior to the annual or special meeting, such notice by the stockholder will be timely if delivered to the Secretary no later than the close of business on the 15th day following the day on which such announcement of the date of the meeting was communicated to the stockholders.

The stockholder notice must set forth the following:

1.    As to each person the stockholder proposes to nominate for election as a director, all information relating to such person that would be required to be disclosed in solicitations of proxies for the election of such nominees as directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, or the Exchange Act;

2.    The written consent to serve as a director if elected by each person nominated;

3.    Name and address of the stockholder as they appear on our books; and

4.    The class and number of shares of common stock beneficially owned by such stockholder.

In addition to complying with the foregoing procedures, any stockholder nominating a director must also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder.

Nominating and Corporate Governance Committee Nominations. The nominating and corporate governance committee selects each nominee based on the nominee’s skills, achievements and experience. The Company seeks directors who represent a diversity of backgrounds and experiences and believes that such diversity will enhance the quality of the board’s deliberations and decisions. In selecting candidates, the following will be considered, among other things: knowledge, experience and skills in areas critical to understanding us and our business (including financial expertise); personal characteristics, such as integrity and judgment; and candidates’ commitments to the boards of other companies. As part of its periodic self-assessment process, the board determines the diversity of specific skills and characteristics necessary for the optimal functioning of the board.

When seeking candidates for director, the nominating and corporate governance committee may solicit suggestions from incumbent directors, management, stockholders or others. While the committee has authority under its charter to retain a search firm for this purpose, no such firm was utilized in 2015. After conducting an initial evaluation of a potential candidate, the committee will interview that candidate if it believes such candidate might be suitable to be a director. The committee may also ask the candidate to meet with management. If the committee believes a candidate would be a valuable addition to the board of directors, it will recommend to the full board of directors that candidate’s election. All of our current directors are standing for re-election at the annual meeting.

Code of Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics for directors, officers and employees and a Code of Ethics for Senior Financial Officers, which are available on the Corporate Governance section of our website at www.reprosrx.com. If any substantive amendments are made to either code, the nature of such amendment will be disclosed on our website. In addition, if a waiver from either code is granted to an executive officer, director or principal accounting officer, the nature of such waiver will be disclosed on our website.

Compensation Committee Interlocks and Insider Participation

All members of the compensation and option committee are independent directors, and none of them are present or past employees or officers of ours. No member of the compensation and option committee has had any relationship with us requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. None of our executive officers has served on the board or compensation committee (or other committee serving an equivalent function) of any other entity which has one of their executive officers who served on our board or compensation and option committee.

The Board’s Role in Risk Oversight

The board of directors’ role in the Company’s risk oversight process includes regular discussions and meetings with members of senior management on areas of material risk to the Company, including operational, financial, legal, regulatory, strategic and reputational risks. In addition, several members of the Company’s board are actively involved in several key areas of risk to the Company, namely, regulatory strategy and interactions with the U.S. Food and Drug Administration, and financing matters. Due to the relatively small size of the board, and the centralized management at the Company, senior management is able to frequently interact with the full board (or the appropriate Committee in the case of risks that are under the purview of a particular Committee). This structure enables the board and its Committees to be heavily involved in the risk oversight role.

Section 16(a) Beneficial ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership (Forms 3, 4 and 5) of common stock with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all such forms that they file. To our knowledge, based solely on our review of the copies of such reports received by us and on written representations by certain reporting persons that no reports on Form 5 were required, we believe that during the fiscal year ended December 31, 2015, all Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders were complied with in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

 Philosophy

We have designed our compensation programs to attract and retain key employees, motivate all of our employees to be productive and reward our employees, officers and directors for exceptional performance.  We have implemented different types of compensation programs to motivate performance both in the short-term and in the long-term, with the ultimate goal of long-term increased value for our stockholders.

We believe that our executive compensation programs are essential to our ultimate success and also impact the environment of compensation for all employees.  Executive compensation programs set the general level of expectations for us and also demonstrate the types of goals we expect all employees to reach.

In setting executive compensation, we first determine the goals that will ultimately make the Company successful.  Generally, for the past three years, our success has been dependent upon two key factors:

•	the successful continued clinical development of our two products, enclomiphene and Proellex®; and

•	our ability to raise capital to allow us to continue such development.

Because these are goals that are best measured over the long term, we believe that the most effective means of motivating our executives is by providing compensation that will reward long-term success with competitive short-term compensation being used to retain our key executives.  We have utilized traditional long-term compensation programs, namely, stock option programs, to effectuate these goals.

Overview of Compensation and Process

Our compensation programs consist of the following:

•	Base cash salary;

•	Annual cash incentive payments and cash bonuses;

•	Equity incentives; and

•	General employee benefits available to all employees (Simple IRA matching program, life, health and dental insurance).

The board of directors establishes and oversees compensation for all our executive officers through the Company’s compensation and option committee or its chief executive officer as applicable. The compensation and option committee is responsible for determining the compensation for our chief executive officer (Mr. Podolski), reviewing the proposed compensation of other senior management persons and key employees, and for administering our incentive plans under which grants may be made to all of our employees as well as directors. This includes establishing performance based milestones for purposes of our chief executive officer’s bonus compensation. The committee also determines whether any potential bonus was earned by our chief executive officer, how any potential bonus will be paid and reviews and approves the proposed bonus payments for all other officers and key employees.  Our chief executive officer does not participate in deliberations relating to these determinations. The chief executive officer provides recommendations to the compensation and option committee regarding the compensation of the other officers in the Company, namely Katherine A. Anderson, Dr. Jaye Thompson and Dr. Joachim F. Wernicke, and the compensation and option committee then meets with our chief executive officer concerning their compensation and makes its final determination of the appropriate compensation amounts for each of them.

In determining the level and composition of the compensation of our chief executive officer and our other executives, the compensation and option committee or our chief executive officer takes into account various qualitative and quantitative indicators, including comparisons with the compensation awarded to the officers of other companies of similar size, revenue and market capitalization in the biotechnology and pharmaceutical industries.

Due to the time consuming and extensive clinical trials necessary for approval of our drug candidates by the FDA and the setbacks that may be encountered from time to time during this process, we have, from time to time, experienced difficulty in raising the capital needed on satisfactory terms. As a result, conservation of our limited cash is paramount. This has impacted the Company’s philosophy on compensating our executive officers and other employees, using equity awards from time to time to incentivize the Company’s employees.

In order to facilitate the use of equity compensation as a primary component of our overall compensation program, the compensation and option committee adopted the 2011 Equity Incentive Plan in early 2011 on behalf of the board of directors in order to provide a more comprehensive equity incentive program for the employees, directors and consultants of the Company. The 2011 Equity Incentive Plan provides a variety of equity based compensation incentives such as stock appreciation rights, performance based stock awards, incentive and non-qualified stock options, restricted stock and restricted stock units, and other awards that will provide the compensation and option committee with more responsive methods of rewarding and incentivizing management as the Company progresses.  Such 2011 Equity Incentive Plan also operates to simplify the Company’s equity compensation structure by combining all prior and pending equity plans into one comprehensive plan.

Section 162(m) of the Internal Revenue Code of 1986, or the Code, places a $1 million annual cap on the deductible compensation that can be paid to certain executives of publicly-traded corporations.  Amounts that qualify as “performance based” compensation under Section 162(m)(4) of the Code are exempt from the cap and do not count toward the $1 million limit.  Generally, stock options will qualify as performance based compensation.  The committee has discussed and considered and will continue to evaluate the potential impact of Section 162(m) on us in making compensation determinations, but has not established a set policy with respect to future compensation determinations.

The Company does not believe that its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

The compensation committee notes that at our 2015 annual meeting of stockholders, the compensation of our named executive officers was approved by 84.8% of the votes cast. The compensation committee believes that this signifies our stockholders’ support of our approach to executive compensation. Based on the substantial stockholder support of our executive compensation programs, the compensation committee elected not to make significant changes to our program in 2015. The compensation committee remains open to any concerns expressed by our stockholders and will continue to consider the outcome of future say-on-pay votes when making compensation decisions for our named executive officers.

Overall 2015 Compensation

The Summary Compensation Table set forth below reflects the compensation that our named executive officers were paid in 2015 in accordance with SEC rules. However, particularly with respect to compensation from option awards, such table reflects compensation that relates to options granted prior to 2015 which vested in 2015. In order to provide additional clarification on all compensation paid in consideration of 2015 performance, we are providing the following table. It should not be read as a replacement of the Summary Compensation Table or the other tables appearing in this Item 11, but as a supplement thereto. The amounts reflected in this table include:

•	2015 annual salary;

•	2015 annual incentive compensation (bonus paid in 2016 in consideration of 2015 performance);

•	Other compensation paid in 2015; and

•	Options granted for service in 2015.

Name	Salary		Annual Cash Incentive Compensation	All Other Compensation (1)	Total Cash Compensation	2015 Options

Joseph S. Podolski	$495,000		$346,500	$35,048	$876,548	—
Katherine A. Anderson	$325,000		$48,750	$18,750	$392,500	—
Jaye Thompson, Ph.D.	$250,000		$37,500	$7,818	$295,318	—
Joachim Wernicke, Ph.D., M.D.	$200,000		$37,063	$6,636	$243,699	—
Ronald Wiehle, Ph.D.	$237,500	(2)	$28,500	$30,124	$296,124	—

1)	Includes (i) $20,198, $9,000, $318, $636 and $24,424 paid for health benefits on behalf of Mr. Podolski, Ms. Anderson, Dr. Thompson, Dr. Wernicke and Dr. Wiehle, respectively; and (ii) $14,850, $9,750, $7,500, $6,000 and $5,700 in contributions in a simple IRA made by us on behalf of Mr. Podolski, Ms. Anderson, Dr. Thompson, Dr. Wernicke and Dr. Wiehle, respectively.

2)	Includes $47,500 in severance compensation upon Dr. Wiehle’s retirement effective December 31, 2015.

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation for the last three fiscal years awarded to or earned by the individuals who served as our chief executive officer and chief financial officer and our three other most highly compensated executive officers during fiscal year 2015: Joseph S. Podolski, Chief Executive Officer, Katherine A. Anderson, Chief Financial Officer, Dr. Jaye Thompson, Senior Vice President of Clinical and Regulatory, Dr. Joachim F. Wernicke, Chief Medical Officer and Ronald Wiehle, Ph.D., Vice President, Research and Development. We have entered into employment agreements with Mr. Podolski, Ms. Anderson and Dr. Thompson.   The material terms of those agreements are described below.

Based on the summary compensation information provided below, “Salary” accounted for approximately 63% of the total compensation paid to the named executive officers for 2015.

									Change in Pension
									Value and
									Nonqualified
Name and								Non-Equity	Deferred
Principal						Stock	Option	Incentive Plan	Compensation	All Other
Position	Year	Salary		Bonus		Awards	Awards (1)	Compensation	Earnings	Compensation		Total

Joseph S. Podolski	2015	$495,000		$346,500	(2)	—	—	—	—	$35,048	(3)	$876,548
President & CEO	2014	$495,000		$396,000		—	$2,040,000	—	—	$ 37,439	(4)	$2,968,439
	2013	$495,000		$25,990		—	—	$121,275	—	$ 36,883	(5)	$679,148

Katherine A. Anderson	2015	$325,000		$48,750		—	$205,500	—	—	$ 18,750	(6)	$598,000
CFO and Secretary	2014	$325,000		—		—	$83,900	—	—	$ 19,229	(7)	$428,129
	2013	$275,000		—		—	—	—	—	$ 17,667	(8)	$292,667

Jaye Thompson, Ph.D.	2015	$250,000		$37,500		—	—	—	—	$ 7,818	(9)	$295,318
VP, Clin. & Reg.	2014	$250,000		—		—	—	—	—	$ 6,276	(10)	$256,276
	2013	$191,346		—		—	$707,000	—	—	$ 348	(11)	$898,694

Joachim Wernicke,	2015	$200,000		$37,063		—	$67,500	—	—	$ 6,636	(12)	$311,199
Ph.D., M.D.	2014	$200,000		—		—	—	—	—	$ 6,676	(13)	$206,676
Chief Medical Officer	2013	$181,083		—		—	$953,000	—	—	$ 5,696	(14)	$1,139,779

Ronald Wiehle, Ph.D.	2015	$237,500	(15)	$28,500		—	—	—	—	$30,124	(16)	$296,124
VP, R&D	2014	$190,000		—		—	$1,020,000	—	—	$ 32,613	(17)	$1,242,613
	2013	$183,271		—		—	—	—	—	$ 31,447	(18)	$214,718

1)   Represents grant date fair value of stock options granted in 2015, 2014 and 2013. Based on the assumptions set forth in Note 3 to our Notes to Condensed Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 related to calculation of value of stock based compensation.

2)   Paid in January 2016 for services performed in 2015.

3)   This amount is comprised of $20,198 paid by us on behalf of Mr. Podolski for health benefits and $14,850 in contributions made by us on behalf of Mr. Podolski in a simple IRA.

4)   This amount is comprised of $22,939 paid by us on behalf of Mr. Podolski for health benefits and $14,500 in contributions made by us on behalf of Mr. Podolski in a simple IRA.

5)   This amount is comprised of $22,383 paid by us on behalf of Mr. Podolski for health benefits and $14,500 in contributions made by us on behalf of Mr. Podolski in a simple IRA.

6)   This amount is comprised of $9,000 paid by us on behalf of Ms. Anderson for health benefits and $9,750 in contributions made by us on behalf of Ms. Anderson in a simple IRA.

7)   This amount is comprised of $9,479 paid by us on behalf of Ms. Anderson for health benefits and $9,750 in contributions made by us on behalf of Ms. Anderson in a simple IRA.

8)   This amount is comprised of $9,417 paid by us on behalf of Ms. Anderson for health benefits and $8,250 in contributions made by us on behalf of Ms. Anderson in a simple IRA.

9)   This amount is comprised of $318 paid by us on behalf of Dr. Thompson for health benefits and $7,500 in contributions made by us on behalf of Dr. Thompson in a simple IRA.

10)   This amount is comprised of $338 paid by us on behalf of Dr. Thompson for health benefits and $5,938 in contributions made by us on behalf of Dr. Thompson in a simple IRA.

11)    This amount is comprised of $348 paid by us on behalf of Dr. Thompson for health benefits.

12)   This amount is comprised of $636 paid by us on behalf of Dr. Wernicke for health benefits and $6,000 in contributions made by us on behalf of Dr. Wernicke in a simple IRA.

13)   This amount is comprised of $676 paid by us on behalf of Dr. Wernicke for health benefits and $6,000 in contributions made by us on behalf of Dr. Wernicke in a simple IRA.

14)   This amount is comprised of $696 paid by us on behalf of Dr. Wernicke for health benefits and $5,000 in contributions made by us on behalf of Dr. Wernicke in a simple IRA.

15)   Includes $47,500 in severance compensation upon Dr. Wiehle’s retirement effective December 31, 2015.

16)   This amount is comprised of $24,424 paid by us on behalf of Dr. Wiehle for health benefits and $5,700 in contributions made by us on behalf of Dr. Wiehle in a simple IRA.

17)   This amount is comprised of $26,913 paid by us on behalf of Dr. Wiehle for health benefits and $5,700 in contributions made by us on behalf of Dr. Wiehle in a simple IRA.

18)   This amount is comprised of $25,949 paid by us on behalf of Dr. Wiehle for health benefits and $5,498 in contributions made by us on behalf of Dr. Wiehle in a simple IRA.

Base Salary

Salaries are provided to employees as compensation for basic services to the Company and to meet the objective of attracting and retaining talent.  The board of directors initially approves the hiring and promotion of any of our executive officers, including their compensation and option package.  The base salary for Mr. Podolski is normally reviewed on an annual basis by the compensation and option committee.  The base salaries for Ms. Anderson, Dr. Thompson, Dr. Wernicke and Dr. Wiehle are recommended to our compensation and option committee by our chief executive officer, and the compensation and option committee then meets with our chief executive officer concerning his recommendations and makes its final determination of the appropriate compensation amounts for each of such officers.

When establishing or reviewing base compensation levels for Mr. Podolski, the compensation and option committee, in accordance with its general compensation policy, considers or considered, as applicable, numerous factors, including:

•	the responsibilities relevant to the position;

•	the qualifications of the executive and the relevant experience of the particular individual;

•	strategic goals for which the executive has responsibility; and

•	general compensation surveys and data available in the industry.

No pre-determined weights are given to any one of such factors.

No changes were made during 2015 to the annual salaries of the named executive officers.

Annual Cash Incentives and Bonus

The Company awards annual cash incentive awards as it deems appropriate in order to align employees’ goals with the Company’s objectives.  In 2015, Mr. Podolski was eligible to receive, upon the decision of the compensation and option committee, a cash incentive award to the extent to which certain defined personal and corporate performance goals were achieved.  Mr. Podolski’s employment agreement, dated June 16, 2014, established a potential cash incentive of not less than 100% of base salary.  Each year, the compensation and option committee meets with Mr. Podolski to establish suitable incentive milestones for him according to our needs and his particular job responsibilities. For calendar year 2015, the compensation and option committee established applicable value weights or percentages for each particular milestone, for purposes of earning his annual cash incentive award. These 2015 milestones included, with applicable weights: submission of a New Drug Application for Androxal®, 50%; positive outcome at the FDAs advisory committee meeting related to our enclomiphene product candidate, 50%; produce launch supplies of enclomiphene, 10%; keep cost of goods for enclomiphene finished product less than $0.25 per dose, 10%; complete enrollment in the Phase 2 clinical study for low dose oral Proellex® in the treatment of endometriosis, 10%; present publication at a major conference, 10%; and request a type C meeting with the FDA for low dose Proellex®, 10%. Achievement of all such milestones could have resulted in a cash incentive payment of 150% of Mr. Podolski’s base salary. The compensation and option committee usually meets around the end of the calendar year to review the performance of Mr. Podolski and make a recommendation as to the achievement of such milestone targets. For 2015, the committee determined, based on the pre-determined incentive milestones, to award Mr. Podolski 70% of his base salary (as compared to the maximum available 150%), which was paid in January 2016.

Equity Compensation

All of our employees, including executive officers, are eligible to receive long-term stock-based incentive awards under our 2011 Equity Incentive Plan as a means of providing such individuals with a continuing proprietary interest.  We believe that such grants further the mutuality of interest between our employees and our stockholders by providing significant incentives for such employees to achieve and maintain high levels of performance.  The equity incentive plan enhances our ability to attract and retain the services of qualified individuals.  We consider this plan to be the primary means of providing long-term equity compensation to our employees and officers.  The compensation and option committee, which acts as administrator of this plan, considers several factors in determining whether such awards are granted to an executive officer, including the following:

•	the executive officer’s position and his or her performance and responsibilities;

•	the amount of stock options, if any, currently held by the officer;

•	the vesting schedules of any such options;

•	the executive officer’s other compensation; and

•	similar equity percentages of peer companies.

While the compensation and option committee does not adhere to any firmly established formulas or schedules for the issuance of awards such as options, the committee will generally tailor the terms of any such grant to achieve its goal as a long-term incentive award by providing for a vesting schedule encompassing several years or tying vesting to particular corporate or job performance milestones, particularly milestones related to the two key factors mentioned under “Compensation Discussion and Analysis – Philosophy” above: drug development and fund raising.

During 2015, we granted options to purchase 234,000 shares to all of our employees and officers, which represented 1% of our outstanding common stock at December 31, 2015 and, of such amount, we granted options to purchase 40,000 shares to our executive officers (30,000 to Ms. Anderson and 10,000 to Dr. Wernicke), representing 17% of the total number of shares granted to our employees and officers.

Perquisites

We match employee contributions to a simple IRA on a dollar for dollar basis up to 3% of salary and bonus after one year of continued employment with the Company.  These contributions are available to all employees.  We provide health, dental and life insurance benefits to all of our employees.  These benefits are provided to attract and retain talent.

GRANTS OF PLAN-BASED AWARDS

The following table presents each grant of stock options in 2015 to the individuals named in the summary compensation table.  There were no estimated future payouts to report under either non-equity or equity incentive plan awards:

Name	Grant Date	All Other Stock Awards: No. of Shares of Stock or Units	All Other Option Awards: No. of Securities Underlying Options	Exercise or Base Price of Option Awards	Closing Price of Stock on Grant Date	Grant Date Fair Value of Option Awards(1)

Joseph S. Podolski, President & CEO	—	—	—	—	—	—

Katherine A. Anderson, Chief Financial Officer and Secretary	2/5/15	—	30,000	$8.44	$8.44	$205,500

Jaye Thompson, Ph.D.,VP Clinical and Regulatory	—	—	—	—	—	—

Joachim Wernicke, Ph.D., M.D., Chief Medical Officer	1/28/15	—	10,000	$8.33	$8.33	$67,500

Ronald Wiehle, Ph.D., VP R&D	—	—	—	—	—	$—

(1)    Based on the assumptions set forth in Note 3 to our Notes to Condensed Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 related to calculation of value of stock-based compensation.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table presents information about unexercised options that were held by each of the individuals listed in the summary compensation table as of December 31, 2015.  None of the individuals listed in the summary compensation table hold any stock awards.

	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

Joseph S. Podolski,	12,500	—		—	$49.04	01/08/17
President & CEO	12,500	—		—	$35.20	02/18/19
	21,740	—		—	$2.92	12/02/19
	16,589	—		—	$3.28	02/04/20
	11,479	—		—	$3.16	05/03/20
	26,672	—		—	$1.36	07/02/20
	15,114	—		—	$2.40	08/25/20
	27,274	—		—	$1.33	10/28/20
	26,478	—		—	$1.37	12/20/20
	300,000	—		—	$4.50	02/28/21
	5,085	—		—	$5.35	03/16/21
	74,823	—		—	$5.64	06/01/21
	7,293	—		—	$3.73	09/30/21
	5,644	—		—	$4.82	12/30/21
	50,000	—		—	$14.23	09/05/22
	87,500	62,500	(1)	—	$17.47	03/26/24

Katherine A. Anderson	10,000	—		—	$3.12	03/15/20
Chief Financial Officer	50,000	—		—	$4.50	02/28/21
and Secretary	5,000	—		—	$5.64	06/01/21
	125,000	—		—	$5.60	08/01/21
	20,000	—		—	$14.69	09/10/22
	2,919	2,081	(2)	—	$21.48	01/16/24
	—	30,000	(3)	—	$8.44	02/05/25

Jaye Thompson, Ph.D.	10,000	—		—	$2.80	11/12/19
VP, Clinical &	1,250	—		—	$2.80	05/17/20
Regulatory	40,000	—		—	$4.50	02/28/21
	5,000	—		—	$5.64	06/01/21
	5,000	—		—	$7.88	06/13/22
	91,663	8,337	(4)	—	$8.95	03/26/23

Joachim Wernicke, M.D., Ph.D.	91,663	8,337	(5)	—	$12.04	02/05/23
Chief Medical Officer	—	10,000	(6)	—	$8.33	01/28/25

Ronald Wiehle, Ph.D.,	5,000	—		—	$48.96	01/04/17
VP, R&D	5,000	—		—	$42.60	12/31/17
	8,240	—		—	$2.92	12/31/17
	6,288	—		—	$3.28	12/31/17
	4,351	—		—	$3.16	12/31/17
	5,055	—		—	$1.36	12/31/17
	2,864	—		—	$2.40	12/31/17
	5,169	—		—	$1.33	12/31/17
	5,018	—		—	$1.37	12/31/17
	100,000	—		—	$4.50	12/31/17
	43,750	—		—	$4.50	12/31/17

(1) The shares underlying this option vest in equal quarterly installments over a three year period.  The first installment of 12,500 shares vested on June 26, 2014 and the remainder vests quarterly thereafter.

(2) The shares underlying this option vest in equal quarterly installments over a three year period.  The first installment of 417 shares vested on April 16, 2014 and the remainder vests annually thereafter.

(3) The shares underlying this option vest in equal annual installments over a three year period.  The first installment of 10,000 shares vest on February 5, 2016 and the remainder vests quarterly thereafter.

(4) The shares underlying this option vest in equal quarterly installments over a three year period.  The first installment of 8,333 shares vested on June 26, 2013 and the remainder vests quarterly thereafter.

(5) The shares underlying this option vest in equal quarterly installments over a three year period.  The first installment of 8,333 shares vested on May 5, 2013 and the remainder vests quarterly thereafter.

(6) The shares underlying this option vest in equal annual installments over a three year period.  The first installment of 3,333 shares vest on January 28, 2016 and the remainder vests annually thereafter.

Options Exercised and Stock Vested

None of our named executive officers exercised any of their exercisable options during fiscal 2015 nor did any of our named executive officers receive or vest in any stock awards during fiscal 2015.

Post-Employment Compensation

Mr. Podolski’s employment agreement provides for a fixed term of employment until June 15, 2018, with the result that his compensation and benefits will be paid through such date if he is terminated without cause prior thereto. Any unvested options held by Mr. Podolski will also become fully exercisable in the event he is terminated without cause, and he will be entitled to a two (2) year period post termination of employment in which to exercise all options regardless of the reason from termination (unless due to cause).

In addition, Mr. Podolski’s employment agreement provides for the following in the event of Mr. Podolski’s termination by the Company without Cause or his resignation for Good Reason (both as defined in the Agreement), and upon his execution, and nonrevocation, of a prescribed release: (1) payment of a severance payment equal to an amount equal to three times the amount that results from (x) the sum of (i) Mr. Podolski’s annual base salary (at the rate in effect immediately before the date of termination) and target bonus for the fiscal year in which the termination occurs, (ii) Mr. Podolski’s annual base salary for each of the two calendar years immediately prior to the calendar year in which the termination date occurs and (iii) the annual bonus that was actually earned and paid to Mr. Podolski for the two fiscal years that immediately precede the fiscal year in which the termination date occurs, divided by (y) three. In addition, Mr. Podolski is eligible for reimbursement of amounts paid for COBRA coverage for the eighteen (18) month period following the date of termination for Mr. Podolski, his spouse and his eligible dependents, less the amount that he would be required to contribute for medical and dental coverage if he remained an active employee of the Company. Further, all outstanding stock options held by Mr. Podolski that are not vested and exercisable as of the date of termination will become fully vested and exercisable on the date of termination and all outstanding stock options held by Mr. Podolski on his date of termination will remain exercisable for the shorter of (x) a period of two (2) years from the date of termination or (y) the remaining term of the option.

Ms. Anderson’s employment agreement expires in August 2016 with automatic annual renewals unless otherwise terminated by either party. If terminated for reasons other than cause or if Ms. Anderson resigns for good reason, Ms. Anderson is entitled to salary and certain employment benefits for six (6) months following termination.

Dr. Thompson, is also entitled to severance payments equal to six (6) months of her base salary in the aggregate and certain employment benefits, in the event she is terminated without Cause or resigns for Good Reason (both as defined in the agreement). Dr. Thompson’s employment agreement expires in March 2017, with automatic annual renewals unless otherwise terminated.

Compensation and Option Committee Report

The compensation and option committee has reviewed and discussed the Compensation Discussion and Analysis for the year ended December 31, 2015 with management, and based on such reviews and discussions, the compensation and option committee recommended to the board, and the board has approved, that the Compensation Discussion and Analysis be included in this Form 10-K/A for filing with the SEC.

The foregoing report is given by the following members of the compensation and option committee:

Nola E. Masterson, Chair

Saira Ramasastry

Daniel F. Cain

The report of the compensation and option committee shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under the Securities Act or the Exchange Act.

Director Compensation

The following table presents summary information for the year ended December 31, 2015 regarding the compensation of the non-employee members of our board of directors.

					Change in
					Pension Value
	Fees				and Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash(1)	Awards	Awards(2)	Compensation	Earnings	Compensation		Total

Daniel F. Cain	$53,000	—	$230,750	—	—	—		$283,750

Nola Masterson	$75,000	—	$230,750	—	—	—		$305,750

Saira Ramasastry	$49,000	—	$230,750	—	—	—		$279,750

Michael Suesserman (3)	$33,000	—	$230,750	—	—	—		$263,750

Michael Wyllie	$33,000	—	$230,750	—	—	$61,413	(4)	$325,163

(1)    Except as otherwise indicated, all of the amounts in this column reflect cash fees paid to or earned by our non-employee directors for attending board or committee meetings during fiscal 2015.

(2)    The amounts set forth in this column reflect the value attributed to the option awards granted to our non-employee directors during 2015.  On February 5, 2015, all of our non-employee directors, which included Ms. Masterson, Mr. Cain, Ms. Ramasastry, Mr. Suesserman and Dr. Wyllie, received a grant of an option to purchase 30,000 shares of our common stock. Additionally, at our annual meeting held on May 28, 2015, all of our non-employee directors received a grant of an option to purchase 5,000 shares of our common stock. The following table reflects the aggregate number of outstanding options (including unexercisable options) held by our current (and former) non-employee directors as of December 31, 2015:

Director	Number of shares underlying outstanding options

Daniel F. Cain	35,000

Nola Masterson	35,000

Saira Ramasastry	35,000

Michael Suesserman(3)	35,000

Michael Wyllie	35,000

(3)    Mr. Suesserman resigned from the board of directors effective November 12, 2015. Upon his resignation, 32,915 options granted in 2015 were cancelled.

(4)    In February 2015, we entered into a consulting arrangement with Dr. Wyllie pursuant to which he shall receive, effective as of February 2015 and for so long as Dr. Wyllie continues to provide specified services to the Company, a monthly consulting fee of approximately $5,600.

Overview of Compensation and Procedures

We periodically review the level of compensation paid to our non-employee directors.  In determining the level of compensation for our non-employee directors, we have obtained data from a number of different sources, including:

•	Publicly available peer group information; and

•	Independent private surveys of non-executive director compensation in the biotechnology community.

Employee directors do not receive additional compensation for service on the board of directors or its committees.  We reimburse each non-employee director for travel expenses incurred in connection with attendance at board meetings.  Additionally, employee directors and non-employee directors are eligible to participate in the 2011 Equity Incentive Plan. The following table represents the compensation paid to non-employee directors for their service on the Board, or on a committee, or as chair of a committee:

Position	Compensation
Service on Board as a Director	$25,000
Chair of the Board	$20,000
Service on Audit Committee	$12,000
Service on Compensation Committee	$8,000
Service on Nominating and Corporate Governance Committee	$4,000
Chair of Audit Committee	$8,000
Chair of Compensation Committee	$6,000
Chair of Nominating and Corporate Governance Committee	$4,000

Pursuant to this policy, during 2015, we paid an aggregate of $243,000 in cash to our non-employee directors.

Our policies regarding granting awards under the 2011 Equity Incentive Plan are as follows: (i) each non-employee director who is first elected to the board is entitled to receive an option to purchase 40,000 shares of common stock on the date on which he or she first becomes a non-employee director, vesting quarterly over three (3) years, and (ii) each non-employee director in office immediately after each subsequent annual meeting of stockholders will receive an option to purchase 5,000 shares of common stock, vesting over twelve (12) months, effective on such date. During 2015, options to purchase an aggregate of 175,000 shares of common stock were granted to non-employee directors.

In addition, in February 2015 we entered into a consulting arrangement with Dr. Wyllie pursuant to which he shall receive, effective as of February 2015 and for so long as Dr. Wyllie continues to provide specified services to the Company, a monthly consulting fee of approximately $5,600.

ITEM 12. SECURITY OWNERSHOP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table presents certain information regarding the beneficial ownership of our common stock as of April 22, 2016 by:

•	each person who is known by us to own beneficially more than 5% of the outstanding shares of common stock;

•	each director and nominee for director;

•	each executive officer named in the Summary Compensation Table under the heading “Executive Compensation”; and

•	all directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock(1)		Percentage of Class(2)

Katherine A. Anderson, C.P.A.	247,628	(3)	1.0%
Daniel F. Cain	97,250	(4)	*
Nola E. Masterson	91,305	(5)	*
Joseph S. Podolski	813,113	(6)	3.3%
Saira Ramasastry	65,000	(7)	*
Jaye Thompson, Ph.D.	161,250	(8)	*
Joachim F. Wernicke, Ph.D., M.D.	113,333	(9)	*
Ronald Wiehle, Ph.D., V.P. R&D	196,239	(10)	*
Michael G. Wyllie, Ph.D., DSC	86,027	(11)	*
All directors and executive officers as a group (8 persons)	1,871,145	(3)-(11)	7.2%

FMR, LLC	2,286,602	(12)	9.4%

*	Does not exceed 1%.
(1)	Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by such persons.
(2)	In accordance with the rules of the Securities and Exchange Commission, or SEC, each beneficial owner’s percentage ownership assumes the exercise of all options held by such person that are exercisable within 60 days after April 22, 2016.
(3)	Includes 223,753 shares of common stock issuable upon exercise of options.
(4)	Includes 86,250 shares of common stock issuable upon exercise of options.
(5)	Includes (i) 88,000 shares of common stock issuable upon exercise of options and (ii) 3,305 shares of common stock held by Science Futures Management Co. LLC. As managing director of Science Futures Management Co. LLC, Ms. Masterson may be deemed to beneficially own such shares.
(6)	Includes (i) 75 shares of common stock which are held by certain of Mr. Podolski’s family members and (ii) 725,691 shares of common stock issuable upon exercise of options. Mr. Podolski disclaims beneficial ownership of the shares owned by his family members.
(7)	Includes 65,000 shares of common stock issuable upon exercise of options.
(8)	Includes 161,250 shares of common stock issuable upon exercise of options.
(9)	Includes 103,333 shares of common stock issuable upon exercise of options.
(10)	Includes 190,735 shares of common stock issuable upon exercise of options.
(11)	Includes 76,668 shares of common stock issuable upon exercise of options.
(12)	Based on a Schedule 13G/A dated April 11, 2016 filed with the SEC, FMR LLC, a parent holding corporation (“FMR”) may be deemed to be the beneficial owner of these shares, of which 1,426,348 are owned by the Select Biotechnology Portfolio, an investment company advised by Fidelity Management & Research Company (“FMR Co.”), a wholly owned subsidiary of FMR and a registered investment advisor. Edward C. Johnson 3d and Abigail P. Johnson are the predominant owners of FMR. The address of each of these reporting persons is 245 Summer Street, Boston, Massachusetts 02210.

Equity Compensation Plan Information

The following table provides information as of December 31, 2015, regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities shown in the first column)
Equity compensation plans approved by shareholders(1)	2,654,857	$9.09	686,635	(2)

Equity compensation plans not approved by shareholders	—	—	—
Total	2,654,857	$9.09	686,635

(1) Consists of shares of common stock reserved for issuance under our 2011 Equity Incentive Plan and the following former equity incentive plans: our 2000 Non-Employee Directors’ Stock Option Plan and our 2004 Stock Option Plan.

(2) Consists of 686,635 shares remaining available for issuance under our 2011 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The written charter of the Audit Committee sets forth the Company’s policy that related-party transactions between the Company and management be approved by the Audit Committee. The Audit Committee considers whether to ratify or approve a related party transaction on a case-by-case basis, rather than pursuant to a written policy.

Director Independence

Our operations are managed under the broad supervision of the board of directors, which has ultimate responsibility for the establishment and implementation of our general operating philosophy, objectives, goals and policies. The positions of chair of the board of directors and the chief executive officer of the Company are currently held by different individuals, Nola E. Masterson and Joseph Podolski, respectively. The Company believes that this structure provides the Company with the appropriate level of risk oversight. Our board of directors is currently comprised of a majority of independent directors. The board of directors has determined that Mr. Cain, Ms. Masterson, Ms. Ramasastry and Dr. Wyllie are all “independent” as independence is defined under the listing standards for The NASDAQ Stock Market. The board based these determinations primarily on a review of the responses our directors provided to questions regarding employment and compensation history, affiliations and family and other relationships. During 2015, the board of directors convened on five occasions. All directors attended 100% of the meetings held by the board and any committee of the board on which he or she served during his or her tenure in 2015. Our current policy is to have our directors attend our annual meeting of stockholders, and each of our directors attended our 2015 meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Registered Independent Public Accounting Firm

The following table sets forth the aggregate fees billed to us by our registered independent public accounting firm, PricewaterhouseCoopers LLP, for fiscal years ended December 31, 2015 and 2014 respectively:

	2015	2014
Audit Fees	$248,500	$251,631
Tax Fees	$8,500	$8,000
Total Fees	$257,000	$259,631

Audit fees for 2014 included $11,400 for services related to the filing of Form S-3. The audit committee considered whether the provision of the services related to the shelf registration statement and those reflected under “Tax Fees” above might have affected PricewaterhouseCoopers’ independence with respect to their audit of our financial statements, and the audit committee believes that such services did not affect, and were compatible with, PricewaterhouseCoopers’ independence.

Audit Committee Pre-Approval Policies and Procedures

The audit committee’s policy provides that our independent registered public accounting firm, or the Audit Firm, may provide only those services pre-approved by the audit committee or its designated subcommittee. The audit committee annually reviews and pre-approves the audit, review, attest and permitted non-audit services to be provided during the next audit cycle by the Audit Firm. To the extent practicable, at the same meeting the audit committee also reviews and approves a budget for each of such services. The term of any such pre-approval is for the period of the annual audit cycle, unless the audit committee specifically provides for a different period.

Services proposed to be provided by the Audit Firm that have not been pre-approved during the annual review and the fees for such proposed services must be pre-approved by the audit committee or its designated representative. Additionally, fees for previously approved services that are expected to exceed the previously approved budget must also be pre-approved by the audit committee or its designated representative.

All requests or applications for the Audit Firm to provide services to us must be submitted to the audit committee or its designated representative by the Audit Firm and the chief financial officer. It is our policy that if any of our employees or any representative of the Audit Firm becomes aware that any services are being, or have been, provided by the Audit Firm to us without the requisite pre-approval, such individual must immediately notify the chief financial officer, who must promptly notify the chair of the audit committee and appropriate members of senior management so that prompt action may be taken to the extent deemed necessary or advisable.

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

PART II

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

REPROS THERAPEUTICS INC.

Dated: April 29, 2016	By:	/s/ Joseph S. Podolski
Joseph S. Podolski
President and Chief Executive Officer

Dated: April 29, 2016	By:	/s/ Katherine A. Anderson
Katherine A. Anderson
Chief Financial Officer

-24-