Form 10-Q
period 2016-03-31
REPROS THERAPEUTICS INC.
filed 2016-05-10
CIK 897075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 3, 2016, there were outstanding 24,318,111 shares of Common Stock, par value $.001 per share, of the Registrant.

REPROS THERAPEUTICS INC.

For the Quarter Ended March 31, 2016

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "may," "anticipate," "believe," "expect," "estimate," "project," "suggest," "intend" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, suggested or intended. These risks and uncertainties include risks associated with the progress of the Company’s enclomiphene product candidate; the success of the clinical trials for Proellex®; uncertainty related to the Company's ability to obtain approval of the Company's products by the Food and Drug Administration and regulatory bodies in other jurisdictions; uncertainty relating to the Company's patent portfolio; and other risks and uncertainties described in the Company's filings with the Securities and Exchange Commission. For additional discussion of such risks, uncertainties and assumptions, see "Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included elsewhere in this quarterly report on Form 10-Q and “Item 1A. Risk Factors” to Part I of Form 10-K for the fiscal year ended December 31, 2015.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair statement of the interim periods presented have been included. The year-end balance sheet data was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands except share and per share amounts)

	March 31,	December 31,
	2016	2015

ASSETS

Current Assets
Cash and cash equivalents	$16,046	$21,393
Prepaid expenses and other current assets	293	84
Total current assets	16,339	21,477
Fixed assets, net	6	8
Total assets	$16,345	$21,485

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,623	$1,969
Accrued expenses	483	949
Total current liabilities	2,106	2,918

Commitments & Contingencies (note 5)

Stockholders' Equity
Undesignated Preferred Stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 75,000,000 shares authorized, 24,430,461 shares issued; 24,318,111 shares outstanding	24	24
Additional paid-in capital	322,695	322,179
Cost of treasury stock, 112,350 shares	(1,380)	(1,380)
Accumulated deficit	(307,100)	(302,256)
Total stockholders' equity	14,239	18,567
Total liabilities and stockholders' equity	$16,345	$21,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except per share amounts)

	Three Months Ended March 31,
	2016	2015

Revenues and other income
Interest income	$17	$1
Total revenues and other income	17	1
Expenses
Research and development	3,765	7,321
General and administrative	1,096	1,205
Total expenses	4,861	8,526
Net loss	$(4,844)	$(8,525)

Loss per share - basic and diluted	$(0.20)	$(0.35)

Shares used in loss per share calculation:
Basic	24,318	24,276
Diluted	24,318	24,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited and in thousands except share and per share amounts)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2015	24,430,461	$24	$322,179	112,350	$(1,380)	$(302,256)	$18,567
Stock based compensation	-	-	516	-	-	-	516
Net loss	-	-	-	-	-	(4,844)	(4,844)
Balance at March 31, 2016	24,430,461	$24	$322,695	112,350	$(1,380)	$(307,100)	$14,239

Balance at December 31, 2014	24,388,523	$24	$318,437	112,350	$(1,380)	$(273,064)	$44,017
Stock based compensation	-	-	1,022	-	-	-	1,022
Net loss	-	-	-	-	-	(8,525)	(8,525)
Balance at March 31, 2015	24,388,523	$24	$319,459	112,350	$(1,380)	$(281,589)	$36,514

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended March 31,
	2016	2015

Cash Flows from Operating Activities
Net loss	$(4,844)	$(8,525)
Depreciation	2	10
Noncash stock-based compensation	516	1,022
Increase in prepaid expenses and other current assets	(209)	(382)
Decrease in accounts payable and accrued expenses	(812)	(972)
Net cash used in operating activities	(5,347)	(8,847)

Cash Flows from Investing Activities
Capital expenditures	-	-
Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Exercise of stock options & warrants	-	-
Proceeds from a shareholder transaction	-	102
Net cash provided by financing activities	-	102
Net decrease in cash and cash equivalents	(5,347)	(8,745)
Cash and cash equivalents at beginning of period	21,393	46,620
Cash and cash equivalents at end of period	$16,046	$37,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

NOTE 1 — Organization, Operations and Liquidity

Repros Therapeutics Inc. (the “Company,” “RPRX,” “Repros,” or “we,” “us” or “our”) was organized on August 20, 1987. We are a biopharmaceutical company focused on the development of new drugs to treat hormonal and reproductive system disorders.

Our enclomiphene product candidate, is a single isomer of clomiphene citrate and is an orally active proprietary small molecule compound. We are developing enclomiphene for the treatment of secondary hypogonadism in overweight men wishing to restore normal testicular function. Men with secondary hypogonadism exhibit low testosterone levels due to under stimulated testes but they are generally fertile. Enclomiphene is designed to treat the underlying mechanism, insufficient stimulation of the testes by the pituitary, which causes secondary hypogonadism. Secondary hypogonadism due to being overweight or obese is the single greatest cause of hypogonadism in general. On February 2, 2015, we announced that we electronically submitted our New Drug Application (“NDA”) to the Food and Drug Administration (“FDA”) for enclomiphene. The FDA accepted the NDA for review on April 1, 2015 and later assigned a Prescription Drug User Fee Act (PDUFA) goal date of November 30, 2015. In addition, the Division of Bone, Reproductive and Urologic Products (the Division) of the FDA scheduled an advisory committee meeting to review the NDA for November 3, 2015. However, the Division subsequently cancelled the scheduled advisory committee meeting due to questions that arose late in the review regarding the bioanalytical method validation that could affect interpretability of certain pivotal study data. On December 1, 2015, we announced that we had received a Complete Response Letter (CRL) from the FDA. A CRL informs companies that an NDA cannot be approved in its present form. In the CRL, the FDA stated that, based on recent scientific developments, the design of the enclomiphene Phase 3 studies is no longer adequate to demonstrate clinical benefit and recommended that Repros conduct an additional Phase 3 study or studies to support approval in the target population. The FDA also noted concerns regarding study entry criteria, titration and bioanalytical method validation in the Phase 3 program. Subsequently, on February 4, 2016, the Company attended a meeting with the FDA reviewers and senior leaders to discuss resolution of issues identified during the NDA review. The meeting covered a broad range of topics surrounding the NDA data as well as emerging agency and expert thinking regarding the treatment of hypogonadism. The Company believes based on the meeting that the FDA is not closed to considering secondary hypogonadism as an indication. Additionally, in January 2016, the Company initiated a Phase 2 double-blind, placebo controlled, proof of concept study, ZA-205, in obese secondary hypogonadal men to assess the impact of enclomiphene on metabolic parameters and quality of life under a diet and exercise regimen. This study was fully enrolled in February 2016 and six month data is expected in the third quarter of 2016.

Proellex®, our product candidate for female reproductive health, is a new chemical entity that acts as a selective blocker of the progesterone receptor and is being developed for the treatment of symptoms associated with uterine fibroids and endometriosis. On December 29, 2014, we announced that we have initiated two Phase 2B studies for low dose Proellex® in the treatment of uterine fibroids and are currently conducting a Phase 2 study in the treatment of endometriosis. All three of these Proellex® studies were fully enrolled in January 2016. On April 12, 2016, we announced positive clinical data for the vaginal application of Proellex® in women with severe menstrual bleeding due to uterine fibroids.

Our product development pipeline, with dates as expected as of the date of this report, is summarized in the table below:

Product Candidate (Indication) Enclomiphene	Status	Next Expected Milestone(s)
Secondary Hypogonadism	NDA submitted/Complete Response Letter received

Proellex®
Uterine Fibroids	Phase 2	Complete second course of treatment in a Phase 2B study (oral delivery) (H2 2016) Complete second course of treatment in a Phase 2B study (vaginal delivery) (H2 2016)

Endometriosis	Phase 2	Topline data Phase 2 study (oral delivery) (H2 2016)

As of March 31, 2016, we had accumulated losses of $307.1 million, approximately $16.0 million in cash and cash equivalents, and accounts payable and accrued expenses of approximately $2.1 million, in the aggregate. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates into the first quarter of 2017. We continue to explore potential additional financing alternatives, including corporate partnering opportunities, that would provide sufficient funds to enable us to continue to develop our two product candidates through FDA approval; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

NOTE 2 — Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2016	December 31, 2015

Research and development costs	$330	$300
Personnel related costs	66	544
Other	87	105
Total	$483	$949

NOTE 3 — Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the average shares outstanding for the period and applying the treasury stock method to potentially dilutive outstanding options. In all applicable periods, all potential common stock equivalents were anti-dilutive and, accordingly, were not included in the computation of diluted loss per share.

The following table presents information necessary to calculate loss per share for the three month periods ended March 31, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015

Net loss	$(4,844)	$(8,525)
Average common shares outstanding	24,318	24,276
Basic and diluted loss per share	$(0.20)	$(0.35)

Potential common stock of 2,554,857 and 3,274,157 common shares underlying stock options and warrants for the periods ended March 31, 2016 and 2015, respectively, were excluded from the above calculation of diluted loss per share because they were anti-dilutive. Other potential common stock at March 31, 2015 includes Series A Warrants to purchase 39,595 shares of our common stock at an exercise price of $0.01 and Series B Warrants to purchase 429,704 shares of our common stock at an exercise price of $2.49 issued in our February 8, 2011 public offering. The Series A and Series B warrants expired on February 8, 2016.

NOTE 4 – Stock-Based Compensation

During the three month period ended March 31, 2016, the Compensation Committee of the Company’s Board of Directors approved grants of options to purchase 35,000 shares of our common stock to certain employees and directors under the 2011 Equity Incentive Plan. All of these options vest in equal annual installments on the first three year anniversaries of the date of grant. Additionally, during the three month period ended March 31, 2016, 135,000 options either expired or were forfeited.

NOTE 5 — Commitments and Contingencies

Therapeutic uses of our enclomiphene product candidate are covered in the United States by nine issued U.S. patents and eight pending patent applications. Foreign coverage of therapeutic uses of our enclomiphene product candidate includes 84 issued foreign patents and 106 foreign pending patent applications. The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of diabetes mellitus Type 2, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Enclomiphene (the trans-isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. We requested re-examination of one of these patents by the U.S. Patent and Trademark Office (“PTO”) based on prior art. The patent holder amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims were patentable in view of those publications under consideration and a re-examination certificate was issued. We subsequently filed a second request for re-examination by the PTO in light of a number of additional publications. The request was granted and all of the claims were finally rejected by the PTO in the re-examination. The patent holder appealed the rejections to the PTO Board of Patent Appeals and Interferences (the “PTO Board”) which ultimately reversed the rejections of several dependent claims in view of those publications under consideration. The patent holder filed a Notice of Appeal to the Federal Circuit on September 28, 2010 contesting the rejections maintained by the PTO Board. A decision was rendered by the Court of Appeals for the Federal Circuit on December 12, 2011, affirming the rejection of the appealed claims. The PTO issued an Ex Parte Reexamination Certificate on April 29, 2013, canceling the rejected claims and confirming the patentability of the remaining claims. Nevertheless, we believe that our development of enclomiphene does not infringe any of the remaining claims and that all of the remaining claims are invalid on various grounds including additional prior art publications. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. If necessary, we intend to vigorously defend any and all claims that may be brought by the holder of such patents in a court of competent jurisdiction in order to develop enclomiphene further. Adverse determinations in litigation proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities, in which case we may not be able to successfully commercialize or out-license enclomiphene until such patents expire or are otherwise no longer in force.

On July 19, 2013, we received a letter from Dr. Harry Fisch threatening to file a lawsuit against us and two of our executive officers (Joseph S. Podolski, President and Chief Executive Officer and Ron Wiehle, Executive Vice President), seeking addition of Dr. Harry Fisch as an inventor on three of our patents, U.S. Patent Nos. 7,173,064, 7,737,185 and 7,759,360, covering therapeutic uses of enclomiphene. We believe that these allegations are without merit and on August 2, 2013, we commenced a lawsuit against Dr. Fisch in the U.S. District Court for the Southern District of Texas seeking a declaratory judgment that he should not be added as inventor to any of these patents. On October 2, 2013, Dr. Fisch filed counterclaims to our complaint seeking correction of inventorship of the three patents at issue to name Dr. Fisch as a co-inventor of the applications leading these patents. Dr. Fisch subsequently stipulated that he does not claim to be a co-inventor of U.S. Patent No. 7,173,064. The court granted summary judgment in favor of the Company on separate equitable and legal grounds, and entered judgment on December 23, 2014. Our request for attorney’s fees was denied. On February 9, 2015, Dr. Fisch filed a notice of appeal of the summary judgment rulings to the United States Court of Appeals for the Federal Circuit. The United States Court of Appeals for the Federal Circuit heard oral argument on January 5, 2016. On January 7, 2016, the United States Court of Appeals for the Federal Circuit summarily affirmed the Southern District of Texas’s ruling that Dr. Harry Fisch should not be added as an inventor on Repros’ patents.  Dr. Harry Fisch did not appeal the decision and the deadline for filing an appeal expired April 6, 2016.

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

The Company has an active IND for the vaginal delivery of Proellex® for the treatment of uterine fibroids. Since the clinical hold relates only to oral delivery of Proellex®, this IND has no clinical hold issues. In the first quarter of 2012, we initiated a Phase 2 vaginal administration study for the treatment of uterine fibroids, and reported final study results in January 2013. We held an end of Phase 2 meeting with the FDA in May 2013, to discuss a Phase 3 study design for the vaginally delivered Proellex as a treatment for uterine fibroids. The FDA recommended that a Phase 2B study should be conducted prior to commencing a Phase 3 program. On December 29, 2014, we announced that we have initiated a Phase 2B study for vaginally delivered Proellex® in the treatment of uterine fibroids. This study was fully enrolled in January 2016. On April 12, 2016, we announced positive clinical data for the vaginal application of Proellex® in women with severe menstrual bleeding due to uterine fibroids.

Our Research and Development Program

Our product development pipeline, with milestone dates as expected as of the date of this report, is summarized in the table below:

Product Candidate (Indication) Enclomiphene	Status	Next Expected Milestone(s)
Secondary Hypogonadism	NDA submitted/Complete Response Letter received

Proellex®
Uterine Fibroids	Phase 2	Complete second course of treatment in a Phase 2B study (oral delivery) (H2 2016) Complete second course of treatment in a Phase 2B study (vaginal delivery) (H2 2016)

Endometriosis	Phase 2	Topline data Phase 2 study (oral delivery) (H2 2016)

As of March 31, 2016, we had accumulated losses of $307.1 million, approximately $16.0 million in cash and cash equivalents, and accounts payable and accrued expenses of approximately $2.1 million, in the aggregate. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates into the first quarter of 2017. We continue to explore potential additional financing alternatives, including corporate partnering opportunities, that would provide sufficient funds to enable us to continue to develop our two product candidates through FDA approval; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

Vaginal Administration

We are assessing vaginal administration of Proellex® to avoid first pass liver effects and achieve higher reproductive tract concentrations of the drug while minimizing systemic exposure. We reported results from two in vivo animal studies which confirmed reduced maximum circulating concentrations of the drug when administered vaginally, as well as efficacy signals at substantially lower doses than oral administration. The Company has an active IND for the vaginal delivery of Proellex® for the treatment of uterine fibroids. Since the clinical hold relates only to the oral delivery of Proellex®, this IND has no clinical hold issues. In the first quarter of 2012, we initiated a Phase 2 vaginal administration study for the treatment of uterine fibroids. In January 2013, we reported the final study results which indicated the 12 mg dose achieved statistically significant improvement in menstrual bleeding, uterine fibroid symptoms and reduction in fibroid volume even with the low number of subjects enrolled into the study (n=12 @ 12 mg). Based on these findings, the Company believes the 12 mg dose is appropriate for further development. We held an end of Phase 2 meeting with the FDA in May 2013, to discuss a Phase 3 study design for the vaginally delivered Proellex as a treatment for uterine fibroids. The FDA recommended that a Phase 2B study should be conducted prior to commencing a Phase 3 program. On December 29, 2014, we announced that we have initiated a Phase 2B study for vaginally delivered Proellex® in the treatment of uterine fibroids. This study was fully enrolled in January 2016. On April 12, 2016, we announced positive clinical data for the vaginal application of Proellex® in women with severe menstrual bleeding due to uterine fibroids.

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

We have accumulated net operating losses through March 31, 2016 and the value of the tax asset associated with these accumulated net operating losses may be substantially diminished in value due to various tax regulations, including change in control provisions in the tax code. Additionally, during 2013, the Company completed an analysis of its section 382 limit. Based on this analysis, the Company concluded that the amount of net operating loss (“NOL”) carryforwards and the credits available to offset taxable income is limited under section 382. See “Critical Accounting Policies and the Use of Estimates – Income Taxes,” below.

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

Stock-Based Compensation

We had one stock-based compensation plan at March 31, 2016, the 2011 Equity Incentive Plan. Accounting for stock-based compensation generally requires the recognition of the cost of employee services for stock-based compensation based on the grant date fair value of the equity or liability instruments issued. We use the Black-Scholes option pricing model to estimate the fair value of our stock options. Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options' vesting and contractual expiration dates. The Company’s historical stock option exercise experience does not provide a reasonable basis upon which to estimate expected term. As such, the simplified method was used to calculate the expected term. The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option's expected term.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (ASC Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard simplifies the accounting for stock-based compensation, including amendments on how both taxes related to stock-based compensation and cash payments made to taxing authorities are recorded. ASU 2016-09 is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods and early application is permitted, with any adjustments reflected as of the beginning of the fiscal year of adoption. We are currently evaluating the impact of this standard on our consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases (ASC Topic 842), which supersedes ASC Topic 840, Leases. The new standard is intended to increase transparency and comparability of organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2018, and early application is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

Results of Operations

Comparison of the three month periods ended March 31, 2016 and 2015

Revenues and Other Income

Total revenues and other income increased to $17,000 for the three month period ended March 31, 2016 as compared to $1,000 for the same period in the prior year. All revenue in both periods was from interest income, and the increase was primarily due to higher yields for the three month period ended March 31, 2016 as compared to the prior year.

Research and Development Expenses

R&D expenses include contracted services relating to our clinical product development activities which include preclinical studies, clinical trials, expenses associated with our patent portfolio, regulatory affairs, including FDA filing fees, and bulk manufacturing scale-up activities and bulk active ingredient purchases for preclinical and clinical trials primarily relating to our two products in clinical development, which are enclomiphene and Proellex®. Research and development expenses also include internal operating expenses relating to our general research and development activities. R&D expenses decreased 49%, or $3.5 million, to $3.8 million for the three month period ended March 31, 2016, as compared to $7.3 million for the same period in the prior year. Our primary R&D expenses for the three month periods ended March 31, 2016 and 2015 are shown in the following table (in thousands):

	Three months ended March 31,
Research and Development	2016	2015	Variance	Change (%)
Enclomiphene clinical development	$1,181	$4,070	$(2,889)	(71)%
Proellex® clinical development	1,156	820	336	41%
Payroll and benefits	712	1,292	(580)	(45)%
Operating and occupancy	716	1,139	(423)	(37)%
Total	$3,765	$7,321	$(3,556)	(49)%

R&D expenses related to the clinical development of enclomiphene decreased 71%, or approximately $2.9 million, for the three month period ended March 31, 2016 as compared to the prior year period, primarily due to the submission of the NDA to the FDA in the first quarter of 2015. In January 2016, the Company initiated a Phase 2 double-blind, placebo controlled, proof of concept study, ZA-205. R&D expenses related to the clinical development of Proellex® increased 41%, or approximately $336,000, from the 2015 period to the 2016 period, due to increased expenses associated with our ongoing Phase 2B clinical trials for the treatment of uterine fibroids.

Payroll and benefits expenses decreased 45%, or approximately $580,000, to $712,000 for the three month period ended March 31, 2016 as compared to $1.3 million for the same period in the prior year. Included in payroll and benefits expense is a charge for non-cash stock-based compensation of $193,000 for the three month period ended March 31, 2016 as compared to $574,000 for the same period in the prior year. Additionally, salaries for the three month period ended March 31, 2016 were $422,000 as compared to $579,000 for the same period in the prior year.

Operating and occupancy expenses decreased 37%, or approximately $423,000, to $716,000 for the three month period ended March 31, 2016 as compared to $1.1 million for the same period in the prior year, primarily due to decreased legal expenses.

To date through March 31, 2016 we have incurred approximately $71.2 million for the development of enclomiphene and approximately $68.7 million for the development of Proellex®. These accumulated costs exclude any internal operating expenses.

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased 9%, or approximately $109,000, to $1.1 million for the three month period ended March 31, 2016 as compared to $1.2 million for the same period in the prior year. Our primary G&A expenses for the three month periods ended March 31, 2016 and 2015 are shown in the following table (in thousands):

	Three months ended March 31,
General and Administrative	2016	2015	Variance	Change (%)
Payroll and benefits	$620	$743	$(123)	(17)%
Operating and occupancy	476	462	14	3%
Total	$1,096	$1,205	$(109)	(9)%

G&A payroll and benefits expenses include salaries, bonuses, non-cash stock-based compensation expense and fringe benefits. Included in payroll and benefits expense is a charge for non-cash stock-based compensation of $323,000 for the three month period ended March 31, 2016 as compared to $448,000 for the same period in the prior year. Additionally, salaries for the three month period ended March 31, 2016 were $257,000 as compared to $255,000 for the same period in the prior year.

G&A operating and occupancy expenses, which include expenses to operate as a public company, increased 3%, or approximately $14,000, to $476,000 for the three month period ended March 31, 2016 as compared to $462,000 for the same period in the prior year primarily due to an increase in legal expenses.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from private placements and public offerings of equity securities and with funds received under collaborative agreements.

Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. We had cash and cash equivalents of approximately $16.0 million as of March 31, 2016 as compared to $21.4 million as of December 31, 2015. All cash and cash equivalents as of March 31, 2016 and December 31, 2015 were held in an account backed by U.S. government securities.

Net cash of approximately $5.3 million and $8.8 million was used in operating activities during the three month periods ended March 31, 2016 and 2015, respectively. The major use of cash for operating activities for the three month period ended March 31, 2016 was to fund our clinical development programs and associated administrative costs. No cash was used in investing activities during the three month period ended March 31, 2016 and no cash was provided by financing activities during the three month period ended March 31, 2016.

We have experienced negative cash flows from operations since inception. We will require substantial funds for R&D, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts, if appropriate, if the FDA or other regulatory approvals are obtained. Based on our current and planned clinical activities, we believe that our current liquidity will be sufficient to continue the development of our product candidates into the first quarter of 2017. It is possible that our clinical trial activities will be more costly and take longer than we anticipate; accordingly, there can be no assurance that additional capital will not be necessary prior to the time anticipated. Our capital requirements will depend on many factors, which are discussed in detail in “Item 1A., Risk Factors” of Form 10-K for the fiscal year ended December 31, 2015. Additionally, as discussed in Note 5, there is a third party individual patent holder that claims priority over our patent application for enclomiphene. The uncertainties relating to the foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We had cash and cash equivalents of approximately $16.0 million at March 31, 2016 which is held in an account backed by U.S. government securities. Although this cash account is subject to fluctuations in interest rates and market conditions, no significant gain or loss on this account is expected to be recognized in earnings. We do not invest in derivative securities.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

In connection with the evaluation described above, we identified no change in internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 5 of the Notes to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in the registrant’s Form 10-K for the fiscal year ended December 31, 2015 in response to “Item 1A. Risk Factors” to Part I of Form 10-K.

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

Date: May 10, 2016
	By:	/s/ Joseph S. Podolski
Joseph S. Podolski
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2016
	By:	/s/ Katherine A. Anderson
Katherine A. Anderson
Chief Financial Officer
(Principal Financial Officer)

