Form 10-Q
period 2016-09-30
REPROS THERAPEUTICS INC.
filed 2016-11-09
CIK 897075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 4, 2016, there were outstanding 25,425,178 shares of Common Stock, par value $.001 per share, of the Registrant.

REPROS THERAPEUTICS INC.

For the Quarter Ended September 30, 2016

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “may,” “anticipate,” “believe,” “expect,” “estimate,” “project,” “suggest,” “intend” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, suggested or intended. These risks and uncertainties include risks associated with the progress of the Company’s enclomiphene product candidate; the success of the clinical trials for Proellex®; uncertainty related to the Company’s ability to obtain approval of the Company’s products by the Food and Drug Administration and regulatory bodies in other jurisdictions, including the European Medicines Agency; uncertainty relating to the Company’s patent portfolio; and other risks and uncertainties described in the Company’s filings with the Securities and Exchange Commission. For additional discussion of such risks, uncertainties and assumptions, see “Part I. Financial Information - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included elsewhere in this quarterly report on Form 10-Q and “Item 1A. Risk Factors” to Part I of Form 10-K for the fiscal year ended December 31, 2015.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair statement of the interim periods presented have been included. The year-end balance sheet data was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

REPROS THERAPEUTICS INC.

(A development stage company)

REPROS THERAPEUTICS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands except share and per share amounts)

	September 30,	December 31,
	2016	2015

ASSETS

Current Assets
Cash and cash equivalents	$10,505	$21,393
Prepaid expenses and other current assets	158	84
Total current assets	10,663	21,477
Fixed assets, net	4	8
Total assets	$10,667	$21,485

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$1,815	$1,969
Accrued expenses	494	949
Total current liabilities	2,309	2,918

Commitments and contingencies (note 5)

Stockholders’ Equity
Undesignated Preferred Stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 75,000,000 shares authorized, 25,239,134 and 24,430,461 shares issued, respectively and 25,126,784 and 24,318,111 shares outstanding, respectively	25	24
Additional paid-in capital	325,263	322,179
Cost of treasury stock, 112,350 shares	(1,380)	(1,380)
Accumulated deficit	(315,550)	(302,256)
Total stockholders’ equity	8,358	18,567
Total liabilities and stockholders’ equity	$10,667	$21,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC.

(A development stage company)

REPROS THERAPEUTICS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues and Other Income
Interest income	$10	$1	$41	$3
Total revenues and other income	10	1	41	3
Expenses
Research and development	3,182	5,506	10,191	19,277
General and administrative	997	1,100	3,144	3,647
Total expenses	4,179	6,606	13,335	22,924
Net loss	$(4,169)	$(6,605)	$(13,294)	$(22,921)

Loss per share - basic and diluted:	$(0.17)	$(0.27)	$(0.55)	$(0.94)

Weighted average shares used in loss per share calculation:
Basic	24,495	24,318	24,372	24,291
Diluted	24,495	24,318	24,372	24,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC.

(A development stage company)

REPROS THERAPEUTICS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands except share and per share amounts)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2015	24,430,461	$24	$322,179	112,350	$(1,380)	$(302,256)	$18,567
Stock based compensation	-	-	1,491	-	-	-	1,491
Exercise of 1,333 Series A warrants to purchase common stock for cash @$0.01 per share	1,333	-	-	-	-	-	-
Issuance of 807,340 shares of common stock at a weighted average share price of $2.15, net of offering costs of $145	807,340	1	1,593	-	-	-	1,594
Net loss	-	-	-	-	-	(13,294)	(13,294)
Balance at September 30, 2016	25,239,134	$25	$325,263	112,350	$(1,380)	$(315,550)	$8,358

Balance at December 31, 2014	24,388,523	$24	$318,437	112,350	$(1,380)	$(273,064)	$44,017
Stock based compensation	-	-	2,925	-	-	-	2,925
Exercise of 37,093 Series A warrants to purchase common stock for cash @ $0.01 per share	37,093	-	-	-	-	-	-
Issuance of 4,845 shares of common stock for the cashless exercise of 15,000 stock options	4,845	-	-	-	-	-	-
Net loss	-	-	-	-	-	(22,921)	(22,921)
Balance at September 30, 2015	24,430,461	$24	$321,362	112,350	$(1,380)	$(295,985)	$24,021

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC.

(A development stage company)

REPROS THERAPEUTICS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended September 30,
	2016	2015

Cash Flows from Operating Activities
Net loss	$(13,294)	$(22,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4	21
Noncash stock-based compensation	1,491	2,925
Increase in prepaid expenses and other current assets	(74)	(124)
Decrease in accounts payable and accrued expenses	(609)	(433)
Net cash used in operating activities	(12,482)	(20,532)

Cash Flows from Investing Activities
Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of offering costs	1,594	-
Proceeds from a shareholder transaction	-	102
Net cash provided by financing activities	1,594	102
Net decrease in cash and cash equivalents	(10,888)	(20,430)
Cash and cash equivalents at beginning of period	21,393	46,620
Cash and cash equivalents at end of period	$10,505	$26,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

NOTE 1 – Organization, Operations and Liquidity

Repros Therapeutics Inc. (the “Company,” “RPRX,” “Repros,” or “we,” “us” or “our”) was organized on August 20, 1987. We are a biopharmaceutical company focused on the development of new drugs to treat hormonal and reproductive system disorders.

Our enclomiphene product candidate, is a single isomer of clomiphene citrate and is an orally active proprietary small molecule compound. We are developing enclomiphene for the treatment of secondary hypogonadism in overweight men wishing to restore normal testicular function. Men with secondary hypogonadism exhibit low testosterone levels due to under stimulated testes but they are generally fertile. Enclomiphene is designed to treat the underlying mechanism, insufficient stimulation of the testes by the pituitary, which causes secondary hypogonadism. Secondary hypogonadism due to being overweight or obese is the single greatest cause of hypogonadism in general. On February 2, 2015, we announced that we electronically submitted our New Drug Application (“NDA”) to the Food and Drug Administration (“FDA”) for enclomiphene. The FDA accepted the NDA for review on April 1, 2015 and later assigned a Prescription Drug User Fee Act (“PDUFA”) goal date of November 30, 2015. In addition, the Division of Bone, Reproductive and Urologic Products (the “Division”) of the FDA scheduled an advisory committee meeting to review the NDA for November 3, 2015. However, the Division subsequently cancelled the scheduled advisory committee meeting due to questions that arose late in the review regarding the bioanalytical method validation that could affect interpretability of certain pivotal study data. On December 1, 2015, we announced that we had received a Complete Response Letter (“CRL”) from the FDA. A CRL informs companies that an NDA cannot be approved in its present form. In the CRL, the FDA stated that, based on recent scientific developments, the design of the enclomiphene Phase 3 studies is no longer adequate to demonstrate clinical benefit and recommended that Repros conduct an additional Phase 3 study or studies to support approval in the target population. The FDA also noted concerns regarding study entry criteria, titration and bioanalytical method validation in the Phase 3 program.

Subsequently, on February 4, 2016, the Company attended a meeting with the FDA reviewers and senior leaders to discuss resolution of issues identified during the NDA review. The meeting covered a broad range of topics surrounding the NDA data as well as emerging agency and expert thinking regarding the treatment of hypogonadism. The Company believes based on the meeting that the FDA is not closed to considering secondary hypogonadism as an indication. Additionally, in January 2016, the Company initiated a Phase 2 double-blind, placebo controlled, proof of concept study, ZA-205, in obese secondary hypogonadal men to assess the impact of enclomiphene on metabolic parameters and quality of life under a diet and exercise regimen. On August 15, 2016, we reported six month interim results from this study.

Additionally, on September 12, 2016, we reported that we successfully submitted a European centralized marketing authorization application (“MAA”) for enclomiphene for the treatment of secondary hypogonadism. This MAA was subsequently accepted by the European Medicines Agency (“EMA”) and, as previously reported, has assigned the United Kingdom as the primary rapporteur and France as the co-rapporteur for the application review. We expect to receive questions relating to this application by the end of January 2017.

On September 26, 2016, the Company announced that it will participate in a public Advisory Committee Meeting held by the Bone, Reproductive and Urologic Drugs Division of the FDA. The purpose of the meeting will be to discuss appropriate clinical trial design features, including acceptable endpoints for demonstrating clinical benefit, for drugs intended to treat secondary hypogonadism while preserving or improving testicular function, including spermatogenesis.

Proellex®, our product candidate for female reproductive health, is a new chemical entity that acts as a selective blocker of the progesterone receptor and is being developed for the treatment of symptoms associated with uterine fibroids and endometriosis. On December 29, 2014, we announced that we have initiated two Phase 2B studies for low dose Proellex® in the treatment of uterine fibroids and are currently conducting a Phase 2 study in the treatment of endometriosis. All three of these Proellex® studies were fully enrolled in January 2016. On April 12, 2016, we announced positive clinical data for the vaginal application of Proellex® in women with severe menstrual bleeding due to uterine fibroids. Additionally, on May 18, 2016, we announced that oral administration of Proellex®, at doses of both 6 and 12 mg, achieved significant reduction in excessive menstrual bleeding, the key symptom of uterine fibroids. On September 7, 2016, we announced positive clinical data for the first course of treatment in premenopausal women with confirmed moderate to severe endometriosis.

Our product development pipeline, with dates as expected as of the date of this report, is summarized in the table below:

Product Candidate (Indication) Enclomiphene	Status	Next Expected Milestone(s)
Secondary Hypogonadism	MAA accepted October 2016; NDA submitted/Complete Response Letter received
Proellex®
Uterine Fibroids	Phase 2	Complete second course of treatment in a Phase 2B study (oral delivery) (Q4 2016) Complete second course of treatment in a Phase 2B study (vaginal delivery) (Q4 2016)
Endometriosis	Phase 2	Topline data reported September 2016

On August 9, 2016, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), pursuant to which we may issue and sell from time to time through Ladenburg, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $10 million (the “ATM Shares”). Ladenburg is not required to sell on our behalf any specific number or dollar amount of the ATM Shares, but Ladenburg, upon acceptance of written instructions from us, agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices, to sell the ATM Shares up to the amount specified, and otherwise in accordance with the terms of a placement notice delivered to Ladenburg. We have no obligation to sell any ATM Shares under the Equity Distribution Agreement, and may at any time suspend sales under the Equity Distribution Agreement, provided that such suspension shall not affect either party’s obligations with respect to the ATM Shares sold prior to the receipt of notice of such suspension. Ladenburg receives a commission of 3% of the gross sales price of all ATM Shares sold through it under the Equity Distribution Agreement. The ATM Shares are issued pursuant to our shelf registration statement on Form S-3, as amended (File No. 333-197253). During the quarter ended September 30, 2016, we sold 807,340 ATM Shares at a weighted average share price of $2.15, for proceeds of approximately $1.6 million, net of expenses including approximately $52,000 in commissions to Ladenburg. Between October 1, 2016 and November 8, 2016, we sold an aggregate of 298,394 ATM Shares at a weighted average share price of $2.12, for proceeds of approximately $614,000, net of expenses including approximately $19,000 in commissions to Ladenburg.

As of September 30, 2016, we had accumulated losses of $315.6 million, approximately $10.5 million in cash and cash equivalents, and accounts payable and accrued expenses of approximately $2.3 million, in the aggregate. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates and meet our obligations as they become due into the second quarter of 2017. We continue to explore potential additional financing alternatives, including corporate partnering opportunities, that would provide sufficient funds to enable us to continue to develop our two product candidates through FDA approval; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

These interim financial statements should be read in conjunction with the financial statements and notes thereto included in our 2015 Annual Report on Form 10-K. The results of operations for the third quarter and first nine months of 2016 are not necessarily indicative of the results to be expected for the full year.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements - Going Concern.” The new standard requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern for both annual and interim reporting periods. This guidance is effective for us for the fiscal year ending December 31, 2016 and annual and interim periods thereafter. We have assessed the guidance and its impact on the Company and made the required disclosures.

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

NOTE 2 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2016	December 31, 2015

Research and development costs	$354	$300
Personnel related costs	57	544
Other	83	105
Total	$494	$949

NOTE 3 – Loss Per Share

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

The following table presents information necessary to calculate loss per share for the three and nine month periods ended September 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net loss	$(4,169)	$(6,605)	$(13,294)	$(22,921)
Average common shares outstanding	24,495	24,318	24,372	24,291
Basic and diluted loss per share	$(0.17)	$(0.27)	$(0.55)	$(0.94)

Potential common stock of 2,792,357 and 3,199,147 common shares underlying stock options and warrants for the periods ended September 30, 2016 and 2015, respectively, were excluded from the above calculation of diluted loss per share because they were anti-dilutive. Other potential common stock at September 30, 2015 includes Series A Warrants to purchase 2,502 shares of our common stock at an exercise price of $0.01 and Series B Warrants to purchase 429,704 shares of our common stock at an exercise price of $2.49 issued in our February 8, 2011 public offering. The Series A and Series B warrants expired on February 8, 2016.

NOTE 4 – Stock-Based Compensation

During the nine month period ended September 30, 2016, the Compensation Committee of the Company’s Board of Directors approved grants of options to purchase 290,000 shares of our common stock to employees and non-employee directors under the 2011 Equity Incentive Plan. Of the options granted during the nine month period ended September 30, 2016, 100,000 options vest in three equal annual installments commencing on the date of grant and continuing on each of the first two anniversaries after the date of grant, 25,000 options vest in equal monthly installments over the first twelve months after the date of grant and 165,000 options vest in equal annual installments on the first three year anniversaries after the date of grant. Additionally, during the nine month period ended September 30, 2016, 152,500 options either expired or were forfeited.

NOTE 5 – Commitments and Contingencies

Therapeutic uses of our enclomiphene product candidate are covered in the United States by nine issued U.S. patents and ten pending patent applications. Foreign coverage of therapeutic uses of our enclomiphene product candidate includes 82 issued foreign patents and 107 foreign pending patent applications. The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of diabetes mellitus Type 2, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Enclomiphene (the trans-isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. We requested re-examination of one of these patents by the U.S. Patent and Trademark Office (“PTO”) based on prior art. The patent holder amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims were patentable in view of those publications under consideration and a re-examination certificate was issued. We subsequently filed a second request for re-examination by the PTO in light of a number of additional publications. The request was granted and all of the claims were finally rejected by the PTO in the re-examination. The patent holder appealed the rejections to the PTO Board of Patent Appeals and Interferences (the “PTO Board”) which ultimately reversed the rejections of several dependent claims in view of those publications under consideration. The patent holder filed a Notice of Appeal to the Federal Circuit on September 28, 2010 contesting the rejections maintained by the PTO Board. A decision was rendered by the Court of Appeals for the Federal Circuit on December 12, 2011, affirming the rejection of the appealed claims. The PTO issued an Ex Parte Reexamination Certificate on April 29, 2013, canceling the rejected claims and confirming the patentability of the remaining claims. Nevertheless, we believe that our development of enclomiphene does not infringe any of the remaining claims and that all of the remaining claims are invalid on various grounds including additional prior art publications. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. If necessary, we intend to vigorously defend any and all claims that may be brought by the holder of such patents in a court of competent jurisdiction in order to develop enclomiphene further. Adverse determinations in litigation proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities, in which case we may not be able to successfully commercialize or out-license enclomiphene until such patents expire or are otherwise no longer in force.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve risk and uncertainties. Any statements contained in this quarterly report that are not statements of historical fact may be forward-looking statements. When we use the words “may,” “anticipates,” “believes,” “plans,” “expects” and similar expressions, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. The following discussion of financial condition should be read in conjunction with the accompanying consolidated financial statements and related notes.

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

In December 2011, we completed a Phase 2B study of enclomiphene in men with secondary hypogonadism, but naïve to testosterone treatment, at the recommendation of the Food and Drug Administration (the “FDA”). Top line results of this study demonstrated that enclomiphene was generally well tolerated compared to placebo and that there were no drug related serious adverse events that led to discontinuation. We met with the FDA in May 2012 to discuss the design of pivotal Phase 3 efficacy studies for enclomiphene as well as the components of the overall drug development program required for a New Drug Application (“NDA”) submission and agreed on registration requirements for enclomiphene oral therapy for the treatment of secondary hypogonadism. In July 2012, we announced that we reached an agreement with the FDA for the design of the pivotal efficacy studies for enclomiphene for the treatment of secondary hypogonadism. The pivotal studies were conducted under a Special Protocol Assessment (“SPA”). We have completed both Phase 3 pivotal efficacy studies. On March 27, 2013, we announced that the top-line results from our first pivotal Phase 3 study, ZA-301, met both co-primary endpoints mandated by the FDA, and we announced on September 16, 2013, that we met both co-primary endpoints in the second pivotal study, ZA-302. Additionally, on September 16, 2013, we announced the results from ZA-300, a six-month safety study. This study identified no new safety issues. On October 22, 2013, we announced that we received guidance from the FDA instructing the Company to request a meeting to discuss the adequacy of studies ZA-301 and ZA-302. In addition to this guidance, the FDA further noted that they would allow us to run head-to-head studies against approved testosterone replacement products. These head-to-head studies, ZA-304 and ZA-305, were initiated in January 2014 and subsequently completed in September and August 2014, respectively. Both of these head-to-head studies achieved superiority for both co-primary endpoints and most secondary endpoints as compared to the approved testosterone replacement product. On October 21, 2014, we announced the results from ZA-303, a 52 week, single-blind, placebo-controlled Phase 3 study to evaluate the effects on bone mineral density. In this study, no new safety signals were identified, including no evidence of negative effects on bone mineral density. On February 2, 2015, we announced that we electronically submitted our NDA to the FDA for enclomiphene. The FDA accepted the NDA for review on April 1, 2015 and later assigned a Prescription Drug User Fee (“PDUFA”) goal date of November 30, 2015. In addition, the Division of Bone, Reproductive and Urologic Products (the “Division”) of the FDA scheduled an advisory committee meeting to review the NDA for November 3, 2015. However, the Division subsequently cancelled the scheduled advisory committee meeting due to questions that arose late in the review regarding the bioanalytical method validation that could affect interpretability of certain pivotal study data. On December 1, 2015, we announced that we had received a Complete Response Letter (“CRL”) from the FDA. A CRL informs companies that an NDA cannot be approved in its present form. In the CRL, the FDA stated that, based on recent scientific developments, the design of the enclomiphene Phase 3 studies is no longer adequate to demonstrate clinical benefit and recommended that Repros conduct an additional Phase 3 study or studies to support approval in the target population. The FDA also noted concerns regarding study entry criteria, titration and bioanalytical method validation in the Phase 3 program.

Subsequently, on February 4, 2016, the Company attended a meeting with the FDA reviewers and senior leaders to discuss resolution of issues identified during the NDA review. The meeting covered a broad range of topics surrounding the NDA data as well as emerging agency and expert thinking regarding the treatment of hypogonadism. The Company believes based on the meeting that the FDA is not closed to considering secondary hypogonadism as an indication. Additionally, in January 2016, the Company initiated a Phase 2 study, ZA-205, to explore the benefits of treating secondary hypogonadism. On August 15, 2016, we reported six month interim results from this study.

Additionally, on September 12, 2016, we reported that we successfully submitted a European centralized marketing authorization application (“MAA”) for enclomiphene for the treatment of secondary hypogonadism. This MAA was subsequently accepted by the European Medicines Agency (“EMA”) and, as previously reported, has assigned the United Kingdom as the primary rapporteur and France as the co-rapporteur for the application review. We expect to receive questions relating to this application by the end of January 2017.

On September 26, 2016, the Company announced that it will participate in a public Advisory Committee Meeting held by the Bone, Reproductive and Urologic Drugs Division of the FDA. The purpose of the meeting will be to discuss appropriate clinical trial design features, including acceptable endpoints for demonstrating clinical benefit, for drugs intended to treat secondary hypogonadism while preserving or improving testicular function, including spermatogenesis.

We are also developing Proellex®, an orally administered selective blocker of the progesterone receptor in women, for the treatment of uterine fibroids and endometriosis. Uterine fibroids and endometriosis affect millions of women of reproductive age. Proellex® has shown statistically significant results in previous Phase 2 studies for endometriosis and uterine fibroids. We completed a low dose escalating study as permitted by the FDA in late 2011, to determine both signals of efficacy and safety for low oral doses of the drug. There was no evidence of elevations of liver enzymes over baseline, suggesting these lower doses avoid the type of adverse events seen at much higher doses in earlier studies. On October 8, 2012, we announced that the FDA has agreed to a reclassification of the full clinical hold to a partial clinical hold on low dose oral Proellex® to allow us to conduct a Phase 2 study in the treatment of endometriosis. We initiated this study in November 2012 and it was fully enrolled in January 2016. On September 7, 2016, we announced positive clinical data for the first course of treatment in this Phase 2 study.

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

Our Research and Development Program

Our product development pipeline, with milestone dates as expected as of the date of this report, is summarized in the table below:

Product Candidate (Indication) Enclomiphene	Status	Next Expected Milestone(s)
Secondary Hypogonadism	MAA accepted October 2016; NDA submitted/Complete Response Letter received
Proellex®
Uterine Fibroids	Phase 2	Complete second course of treatment in a Phase 2B study (oral delivery) (Q4 2016) Complete second course of treatment in a Phase 2B study (vaginal delivery) (Q4 2016)
Endometriosis	Phase 2	Topline data reported September 2016

On August 9, 2016, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), pursuant to which we may issue and sell from time to time through Ladenburg, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $10 million (the “ATM Shares”). Ladenburg is not required to sell on our behalf any specific number or dollar amount of the ATM Shares, but Ladenburg, upon acceptance of written instructions from us, agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices, to sell the ATM Shares up to the amount specified, and otherwise in accordance with the terms of a placement notice delivered to Ladenburg. We have no obligation to sell any ATM Shares under the Equity Distribution Agreement, and may at any time suspend sales under the Equity Distribution Agreement, provided that such suspension shall not affect either party’s obligations with respect to the ATM Shares sold prior to the receipt of notice of such suspension. Ladenburg receives a commission of 3% of the gross sales price of all ATM Shares sold through it under the Equity Distribution Agreement. The ATM Shares are issued pursuant to our shelf registration statement on Form S-3, as amended (File No. 333-197253). During the quarter ended September 30, 2016, we sold 807,340 ATM Shares at a weighted average share price of $2.15, for proceeds of approximately $1.6 million, net of expenses including approximately $52,000 in commissions to Ladenburg. Between October 1, 2016 and November 8, 2016, we sold an aggregate of 298,394ATM Shares at a weighted average share price of $2.12, for proceeds of approximately $614,000, net of expenses including approximately $19,000 in commissions to Ladenburg.

As of September 30, 2016, we had accumulated losses of $315.6 million, approximately $10.5 million in cash and cash equivalents, and accounts payable and accrued expenses of approximately $2.3 million, in the aggregate. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates and meet our obligations as they become due into the second quarter of 2017. We continue to explore potential additional financing alternatives, including corporate partnering opportunities, that would provide sufficient funds to enable us to continue to develop our two product candidates through FDA approval; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

On February 2, 2015, we announced that we electronically submitted our NDA to the FDA for enclomiphene. The FDA accepted the NDA for review on April 1, 2015 and later assigned a PDUFA goal date of November 30, 2015. In addition, the Division of the FDA scheduled an advisory committee meeting to review the NDA for November 3, 2015. However, the Division subsequently cancelled the scheduled advisory committee meeting due to questions that arose late in the review regarding the bioanalytical method validation that could affect interpretability of certain pivotal study data. On December 1, 2015, we announced that we had received a CRL from the FDA. A CRL informs companies that an NDA cannot be approved in its present form. In the CRL, the FDA stated that, based on recent scientific developments, the design of the enclomiphene Phase 3 studies is no longer adequate to demonstrate clinical benefit and recommended that Repros conduct an additional Phase 3 study or studies to support approval in the target population. The FDA also noted concerns regarding study entry criteria, titration and bioanalytical method validation in the Phase 3 program.

Subsequently, on February 4, 2016, the Company attended a meeting with the FDA reviewers and senior leaders to discuss resolution of issues identified during the NDA review. The meeting covered a broad range of topics surrounding the NDA data as well as emerging agency and expert thinking regarding the treatment of hypogonadism. The Company believes based on the meeting that the FDA is not closed to considering secondary hypogonadism as an indication. Additionally, in January 2016, the Company initiated a Phase 2 double-blind, placebo controlled, proof of concept study, ZA-205, in obese secondary hypogonadal men to assess the impact of enclomiphene on metabolic parameters and quality of life under a diet and exercise regimen. On August 15, 2016, we reported six month interim results from this study.

Additionally, on September 12, 2016, we reported that we successfully submitted a European centralized MAA for enclomiphene for the treatment of secondary hypogonadism. This MAA was subsequently accepted by the EMA and, as previously reported, has assigned the United Kingdom as the primary rapporteur and France as the co-rapporteur for the application review. We expect to receive questions relating to this application by the end of January 2017.

On September 26, 2016, the Company announced that it will participate in a public Advisory Committee Meeting held by the Bone, Reproductive and Urologic Drugs Division of the FDA. The purpose of the meeting will be to discuss appropriate clinical trial design features, including acceptable endpoints for demonstrating clinical benefit, for drugs intended to treat secondary hypogonadism while preserving or improving testicular function, including spermatogenesis.

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

On July 16, 2012, we announced that we held a teleconference with the FDA to discuss the development of low dose oral Proellex® as a treatment for endometriosis. Subsequently, on October 8, 2012, we announced that the FDA has agreed to reclassify the full clinical hold to a partial clinical hold on low dose oral Proellex® to allow us to conduct a Phase 2 study in the treatment of endometriosis. We initiated this 60 subject, four month active dosing study in November 2012 and it was fully enrolled in January 2016. On September 7, 2016, we announced positive clinical data for the first course of treatment in this Phase 2 study.

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

Business Strategy

We plan to focus our clinical program on (i) conducting a Phase 2B study for low dose oral Proellex® in the treatment of uterine fibroids, (ii) conducting a Phase 2B vaginal administration study for Proellex® in the treatment of uterine fibroids, (iii) conducting a Phase 2 study for low dose oral Proellex® for the treatment of endometriosis and (iv) conducting a Phase 2 proof of concept study for enclomiphene for the treatment of secondary hypogonadism. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates and meet our obligations as they become due into the second quarter of 2017. In the normal course of business we continue to explore potential corporate partnering opportunities for assistance in the clinical development funding and commercialization of our products, as appropriate; however, there can be no assurance that an acceptable corporate partnering opportunity will be successfully completed or that our current liquidity will be sufficient to fund all of our product development needs.

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

We have accumulated net operating losses through September 30, 2016 and the value of the tax asset associated with these accumulated net operating losses may be substantially diminished in value due to various tax regulations, including change in control provisions in the tax code. Additionally, during 2013, the Company completed an analysis of its section 382 limit. Based on this analysis, the Company concluded that the amount of net operating loss (“NOL”) carryforwards and the credits available to offset taxable income is limited under section 382. See “Critical Accounting Policies and the Use of Estimates – Income Taxes,” below.

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

Stock-Based Compensation

We had one stock-based compensation plan at September 30, 2016, the 2011 Equity Incentive Plan. Accounting for stock-based compensation generally requires the recognition of the cost of employee services for stock-based compensation based on the grant date fair value of the equity or liability instruments issued. We use the Black-Scholes option pricing model to estimate the fair value of our stock options. Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options’ vesting and contractual expiration dates. The Company’s historical stock option exercise experience does not provide a reasonable basis upon which to estimate expected term. As such, the simplified method was used to calculate the expected term. The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements - Going Concern.” The new standard requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern for both annual and interim reporting periods. This guidance is effective for us for the fiscal year ending December 31, 2016 and annual and interim periods thereafter. We have assessed the guidance and its impact on the Company and made the required disclosures.

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

Results of Operations

Comparison of the three and nine month periods ended September 30, 2016 and 2015

Revenues and Other Income

Total revenues and other income increased to $10,000 for the three month period ended September 30, 2016 as compared to $1,000 for the same period in the prior year. Total revenue and other income increased to $41,000 for the nine month period ended September 30, 2016 as compared to $3,000 for the same period in the prior year. All revenue in both periods was from interest income, and the increase was primarily due to higher yields for the three and nine month period ended September 30, 2016 as compared to the comparable periods in the prior year.

Research and Development Expenses

R&D expenses include contracted services relating to our clinical product development activities which include preclinical studies, clinical trials, expenses associated with our patent portfolio, regulatory affairs, including FDA filing fees, and bulk manufacturing scale-up activities and bulk active ingredient purchases for preclinical and clinical trials primarily relating to our two products in clinical development, which are enclomiphene and Proellex®. Research and development expenses also include internal operating expenses relating to our general research and development activities. R&D expenses decreased 42%, or $2.3 million, to $3.2 million for the three month period ended September 30, 2016, as compared to $5.5 million for the same period in the prior year. Our primary R&D expenses for the three month periods ended September 30, 2016 and 2015 are shown in the following table (in thousands):

	Three months ended September 30,
Research and Development	2016	2015	Variance	Change (%)
Enclomiphene clinical development	$992	$2,203	$(1,211)	(55)%
Proellex® clinical development	769	1,294	(525)	(41)%
Payroll and benefits	663	1,077	(414)	(38)%
Operating and occupancy	758	932	(174)	(19)%
Total	$3,182	$5,506	$(2,324)	(42)%

R&D expenses related to the clinical development of enclomiphene decreased 55%, or approximately $1.2 million, for the three month period ended September 30, 2016 as compared to the prior year period, primarily due to the submission of the NDA to the FDA in the first quarter of 2015. In January 2016, the Company initiated a Phase 2 double-blind, placebo controlled, proof of concept study, ZA-205. R&D expenses related to the clinical development of Proellex® decreased 41%, or approximately $525,000, from the 2015 period to the 2016 period, due to decreased expenses associated with our ongoing Phase 2B clinical trials for the treatment of uterine fibroids.

Payroll and benefits expenses decreased 38%, or approximately $414,000, to $663,000 for the three month period ended September 30, 2016 as compared to $1.1 million for the same period in the prior year. Included in payroll and benefits expense is a charge for non-cash stock-based compensation of $158,000 for the three month period ended September 30, 2016 as compared to a charge of $476,000 for the same period in the prior year. Additionally, salaries for the three month period ended September 30, 2016 were $414,000 as compared to $512,000 for the same period in the prior year.

Operating and occupancy expenses decreased 19%, or approximately $174,000, to $758,000 for the three month period ended September 30, 2016 as compared to $932,000 for the same period in the prior year, primarily due to decreased legal expenses.

R&D expenses decreased 47%, or approximately $9.1 million, to $10.2 million for the nine month period ended September 30, 2016, as compared to $19.3 million for the same period in the prior year. Our primary R&D expenses for the nine month periods ended September 30, 2016 and 2015 are shown in the following table (in thousands):

	Nine months ended September 30,
Research and Development	2016	2015	Variance	Change (%)
Enclomiphene clinical development	$3,173	$8,637	$(5,464)	(63)%
Proellex® clinical development	2,915	3,473	(558)	(16)%
Payroll and benefits	2,085	3,933	(1,848)	(47)%
Operating and occupancy	2,018	3,234	(1,216)	(38)%
Total	$10,191	$19,277	$(9,086)	(47)%

For the nine month period ended September 30, 2016, as compared to the same period in 2015, R&D expenses related to the clinical development of enclomiphene decreased 63%, or approximately $5.5 million, primarily due to the completion of all Phase 3 clinical trials, partially offset by the payment of $2.3 million to the FDA associated with the submission of our NDA for the product candidate in 2015. R&D expenses related to the clinical development of Proellex® decreased 16%, or approximately $558,000, due to decreased expenses associated with our Phase 2B clinical trials for the treatment of uterine fibroids.

Payroll and benefits expenses decreased 47%, or approximately $1.8 million, to $2.1 million for the nine month period ended September 30, 2016, as compared to $3.9 million for the same period in the prior year. Included in payroll and benefits expense is a charge for non-cash stock-based compensation of $527,000 for the nine month period ended September 30, 2016, as compared to a charge of $1.6 million for the same period in the prior year. Additionally, salaries for the nine month period ended September 30, 2016 were $1.3 million, as compared to $2.0 million for the same period in the prior year. Salary expense for the nine month period ended September 30, 2015 included a bonus awarded to the R&D personnel in the amount of $338,000 upon the FDA’s acceptance of the NDA for enclomiphene.

Operating and occupancy expenses decreased 38%, or approximately $1.2 million, to $2.0 million for the nine month period ended September 30, 2016, as compared to $3.2 million for the same period in the prior year, primarily due to decreased legal expenses.

To date through September 30, 2016 we have incurred approximately $73.1 million for the development of enclomiphene and approximately $70.5 million for the development of Proellex®. These accumulated costs exclude any internal operating expenses and expenses associated with the patent portfolio.

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased 9%, or approximately $103,000, to $997,000 for the three month period ended September 30, 2016 as compared to $1.1 million for the same period in the prior year. Our primary G&A expenses for the three month periods ended September 30, 2016 and 2015 are shown in the following table (in thousands):

	Three months ended September 30,
General and Administrative	2016	2015	Variance	Change (%)
Payroll and benefits	$587	$695	$(108)	(16)%
Operating and occupancy	410	405	5	1%
Total	$997	$1,100	$(103)	(9)%

G&A payroll and benefits expenses include salaries, bonuses, non-cash stock-based compensation expense and fringe benefits. Included in payroll and benefits expense is a charge for non-cash stock-based compensation of $296,000 for the three month period ended September 30, 2016 as compared to a charge of $407,000 for the same period in the prior year. Additionally, salaries for the three month period ended September 30, 2016 were $257,000 as compared to $256,000 for the same period in the prior year.

G&A operating and occupancy expenses, which include expenses to operate as a public company, remained relatively constant at $410,000 for the three month period ended September 30, 2016 as compared to $405,000 for the same period in the prior year.

G&A expenses decreased 14%, or approximately $503,000, to $3.1 million for the nine month period ended September 30, 2016, as compared to $3.6 million for the same period in the prior year. Our primary G&A expenses for the nine month periods ended September 30, 2016 and 2015 are shown in the following table (in thousands):

	Nine months ended September 30,
General and Administrative	2016	2015	Variance	Change (%)
Payroll and benefits	$1,843	$2,284	$(441)	(19)%
Operating and occupancy	1,301	1,363	(62)	(5)%
Total	$3,144	$3,647	$(503)	(14)%

G&A payroll and benefits expenses include salaries, bonuses, non-cash stock-based compensation expense and fringe benefits. Included in payroll and benefits expense is a charge for non-cash stock-based compensation of $963,000 for the nine month period ended September 30, 2016, as compared to a charge of $1.3 million for the same period in the prior year. Additionally, salaries for the nine month period ended September 30, 2016 were $771,000, as compared to $847,000 for the same period in the prior year. Salary expense for the nine month period ended September 30, 2015 included a bonus awarded to the G&A personnel in the amount of $80,000 upon the FDA’s acceptance of the NDA for enclomiphene.

G&A operating and occupancy expenses, which include expenses to operate as a public company, decreased 5%, or approximately $62,000, to $1.3 million for the nine month period ended September 30, 2016, as compared to $1.4 million for the same period in the prior year primarily due to a decrease in professional services expense.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from private placements and public offerings of equity securities and with funds received under collaborative agreements.

On August 9, 2016, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), pursuant to which we may issue and sell from time to time through Ladenburg, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $10 million (the “ATM Shares”). Ladenburg is not required to sell on our behalf any specific number or dollar amount of the ATM Shares, but Ladenburg, upon acceptance of written instructions from us, agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices, to sell the ATM Shares up to the amount specified, and otherwise in accordance with the terms of a placement notice delivered to Ladenburg. We have no obligation to sell any ATM Shares under the Equity Distribution Agreement, and may at any time suspend sales under the Equity Distribution Agreement, provided that such suspension shall not affect either party’s obligations with respect to the ATM Shares sold prior to the receipt of notice of such suspension. Ladenburg receives a commission of 3% of the gross sales price of all ATM Shares sold through it under the Equity Distribution Agreement. The ATM Shares are issued pursuant to our shelf registration statement on Form S-3, as amended (File No. 333-197253). During the quarter ended September 30, 2016, we sold 807,340 ATM Shares at a weighted average share price of $2.15, for proceeds of approximately $1.6 million, net of expenses including approximately $52,000 in commissions to Ladenburg. Between October 1, 2016 and November 8, 2016, we sold an aggregate of 298,394ATM Shares at a weighted average share price of $2.12, for proceeds of approximately $614,000, net of expenses including approximately $19,000 in commissions to Ladenburg.

Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. We had cash and cash equivalents of approximately $10.5 million as of September 30, 2016 as compared to $21.4 million as of December 31, 2015. All cash and cash equivalents as of September 30, 2016 and December 31, 2015 were held in an account backed by U.S. government securities.

Net cash of approximately $12.5 million and $20.5 million was used in operating activities during the nine month periods ended September 30, 2016 and 2015, respectively. The major use of cash for operating activities for the nine month period ended September 30, 2016 was to fund our clinical development programs and associated administrative costs. No cash was used in investing activities during the nine month period ended September 30, 2016. Cash provided by financing activities for the nine month period ended September 30, 2016 was approximately $1.6 million due to the 807,340 ATM Shares sold at a weighted average share price of $2.15, net of related expenses.

We have experienced negative cash flows from operations since inception. We will require substantial funds for R&D, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts, if appropriate, if the FDA or other regulatory approvals are obtained. Based on our current and planned clinical activities, we believe that our current liquidity will be sufficient to continue the development of our product candidates and meet our obligations as they become due into the second quarter of 2017. It is possible that our clinical trial activities will be more costly and take longer than we anticipate; accordingly, there can be no assurance that additional capital will not be necessary prior to the time anticipated. Our capital requirements will depend on many factors, which are discussed in detail in “Item 1A., Risk Factors” of Form 10-K for the fiscal year ended December 31, 2015. The uncertainties relating to the foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We had cash and cash equivalents of approximately $10.5 million at September 30, 2016 which is held in an account backed by U.S. government securities. Although this cash account is subject to fluctuations in interest rates and market conditions, no significant gain or loss on this account is expected to be recognized in earnings. We do not invest in derivative securities.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

In connection with the evaluation described above, we identified no change in internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 9, 2016
	By:	/s/ Joseph S. Podolski
Joseph S. Podolski
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2016
	By:	/s/ Katherine A. Anderson
Katherine A. Anderson
Chief Financial Officer
(Principal Financial Officer)

