Form 10-K
period 2016-12-31
REPROS THERAPEUTICS INC.
filed 2017-03-31
CIK 897075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $38,920,918 as of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing sales price of the registrant's common stock on the Nasdaq Capital Market on such date of $1.61 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the shares of the registrant's common stock are assumed to be affiliates.

As of March 28, 2017, there were 26,679,864 shares of the registrant's common stock outstanding.

Documents incorporated by reference: Portions of the registrant's definitive proxy statement relating to the registrant's 2017 Annual Meeting of Shareholders, which proxy statement will be filed under the Exchange Act within 120 days of the end of the registrant's fiscal year ended December 31, 2016, are incorporated by reference into Part III of this Form 10-K.

REPROS THERAPEUTICS INC

2016 FORM 10-K ANNUAL REPORT

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

We are developing Proellex®, an orally administered selective blocker of the progesterone receptor in women, for the treatment of uterine fibroids and endometriosis. Uterine fibroids and endometriosis affect millions of women of reproductive age. Proellex® has shown statistically significant results in previous Phase 2 studies for uterine fibroids and endometriosis. We completed a low dose escalating study as permitted by the Food and Drug Administration (“FDA”) in late 2011, to determine both signals of efficacy and safety for low oral doses of the drug. There was no evidence of elevations of liver enzymes over baseline, suggesting these lower doses avoid the type of adverse events seen at much higher doses in earlier studies. On October 8, 2012, we announced that the FDA has agreed to a reclassification of the full clinical hold to a partial clinical hold on low dose oral Proellex® to allow us to conduct a Phase 2 study in the treatment of endometriosis. We initiated this study in November 2012 and it was fully enrolled in January 2016. On September 7, 2016, we announced positive clinical data for the first course of treatment in this Phase 2 study.

On October 31, 2013, the Company held a meeting with the FDA to discuss the clinical development plan for low dose oral Proellex® in the treatment of uterine fibroids. During the meeting, the FDA provided guidance for endpoints it believed acceptable for the treatment of uterine fibroids in an efficacy study and instructed the Company to submit a request for lifting the full clinical hold. The Company has followed the FDA’s recommendations and submitted the study protocol and the request for the full hold lift. Additionally, on March 17, 2014, we announced that the FDA indicated that we may proceed to conduct Phase 1 and Phase 2 studies of low dose oral Proellex® for uterine fibroids and endometriosis while remaining on partial clinical hold. This guidance indicated that the highest allowed dose will be 12 mg daily. On December 29, 2014, we announced that we have initiated a Phase 2B study for low dose oral Proellex® in the treatment of uterine fibroids. This study was fully enrolled in January 2016 and on November 14, 2016, we announced positive clinical data from this study after two 18-week courses of treatment as compared to placebo. On January 30, 2017, we announced the FDA has granted the Company an end of phase 2 meeting to discuss the phase 3 requirements for Proellex® in the treatment of uterine fibroids.

The Company has an active Investigational New Drug Application (“IND”) for the vaginal delivery of Proellex® for the treatment of uterine fibroids. Since the clinical hold relates only to oral delivery of Proellex®, this IND has no clinical hold issues. In the first quarter of 2012, we initiated a Phase 2 vaginal administration study for the treatment of uterine fibroids and subsequently reported the final study results in January 2013. We held an end of Phase 2 meeting with the FDA in May 2013, to discuss a Phase 3 study design for vaginally delivered Proellex as a treatment for uterine fibroids. The FDA recommended that a Phase 2B study should be conducted prior to commencing a Phase 3 program. On December 29, 2014, we announced that we have initiated a Phase 2B study for vaginally delivered Proellex® in the treatment of uterine fibroids. This study was fully enrolled in January 2016 and on November 14, 2016, we announced positive clinical data from this study after two 18-week courses of treatment as compared to placebo. However, the Company plans to propose the oral route of administration for Phase 3 development.

We are also developing enclomiphene, a single isomer of clomiphene citrate which is an orally active proprietary small molecule compound. Enclomiphene is for the treatment of secondary hypogonadism in overweight men wishing to restore normal testicular function. Men with secondary hypogonadism exhibit low testosterone levels due to under stimulated testes but they are generally fertile. Enclomiphene is designed to treat the underlying mechanism, insufficient stimulation of the testes by the pituitary, which causes secondary hypogonadism. Secondary hypogonadism due to being overweight or obese is the single greatest cause of hypogonadism in general.

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

Subsequently, on February 4, 2016, the Company attended a meeting with the FDA reviewers and senior leaders to discuss resolution of issues identified during the NDA review. The meeting covered a broad range of topics surrounding the NDA data as well as emerging agency and expert thinking regarding the treatment of hypogonadism. The Company believes based on the meeting that the FDA is not closed to considering secondary hypogonadism as an indication. Additionally, in January 2016, the Company initiated a Phase 2 double-blind, placebo controlled, proof of concept study, ZA-205, in obese secondary hypogonadal men to assess the impact of enclomiphene on metabolic parameters and quality of life under a diet and exercise regimen. This study was fully enrolled in February 2016 and six month data was reported on August 15, 2016.

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

On December 6, 2016, the Company participated in the industry presentation at the Bone, Reproductive and Urologic Drugs’ Advisory Committee meeting. The advisory panel provided the FDA with advice regarding a clinical and regulatory path to approval for products, such as enclomiphene, in subjects with obesity-related hypogonadism who wish to maintain spermatogenesis.  The panel voted 16 to 5 that the achievement of testosterone improvement while maintaining evidence of spermatogenesis was not sufficient, in and of itself, to provide evidence of clinical benefit. At the meeting, numerous panel members suggested that an additional endpoint related to symptoms should be assessed.

On August 9, 2016, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), pursuant to which we may issue and sell from time to time through Ladenburg, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $10 million (the “ATM Shares”). Ladenburg is not required to sell on our behalf any specific number or dollar amount of the ATM Shares, but Ladenburg, upon acceptance of written instructions from us, agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices, to sell the ATM Shares up to the amount specified, and otherwise in accordance with the terms of a placement notice delivered to Ladenburg. We have no obligation to sell any ATM Shares under the Equity Distribution Agreement, and may at any time suspend sales under the Equity Distribution Agreement, provided that such suspension shall not affect either party’s obligations with respect to the ATM Shares sold prior to the receipt of notice of such suspension. Ladenburg receives a commission of 3% of the gross sales price of all ATM Shares sold through it under the Equity Distribution Agreement. The ATM Shares are issued pursuant to our shelf registration statement on Form S-3, as amended (File No. 333-197253). During the year ended December 31, 2016, we sold 1,506,808 ATM Shares at a weighted average share price of $1.91, for proceeds of approximately $2.9 million, net of expenses including approximately $92,000 in commissions to Ladenburg. Between January 1, 2017 and March 28, 2017, we sold an aggregate of 828,057 ATM Shares at a weighted average share price of $1.20, for proceeds of approximately $997,000, net of expenses including approximately $31,000 in commissions to Ladenburg.

As of December 31, 2016, we had accumulated losses of $319.5 million, approximately $8.7 million in cash and cash equivalents, and accounts payable and accrued expenses of approximately $2.7 million, in the aggregate. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates and meet our obligations as they become due through the second quarter of 2017. We continue to explore potential additional financing alternatives, including corporate partnering opportunities, that would provide sufficient funds to enable us to continue to develop our two product candidates through FDA approval; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

Recent Developments

On February 1, 2017, Joseph S. Podolski left as our President and Chief Executive Officer, and also as a member of our Board of Directors.

Following Mr. Podolski’s departure, Larry Dillaha, M.D. was appointed to serve, on an interim basis, as the Company’s President and Chief Executive Officer. Dr. Dillaha, age 53, has since November 2016 been the Chief Executive Officer and a member of the Board of Directors of CavtheRx, a pre-IND stage, virtual company focused on developing Caveolin Modulators for a variety of inflammatory indications. From April 2014 through January 2017, Dr. Dillaha was the Chief Operating Officer and Chief Medical Officer of New Haven Pharmaceuticals, a specialty pharmaceutical company. From April 2010 through March 2014, Dr. Dillaha was the Chief Medical Officer of Insys Therapeutics, from March 2006 through March 2010, Dr. Dillaha was the Chief Medical Officer of Sciele Pharma, both specialty pharmaceutical companies, and from 2002 through February 2006, Dr. Dillaha was Medical Director, Cardiovascular at Sanofi-Synthelabo/Sanofi. Before that, Dr. Dillaha was a physician in private practice. Dr. Dillaha received his undergraduate degree from the University of Tennessee, Knoxville and his M.D. from the University of Tennessee, Memphis.

In connection with his leaving and in accordance with the terms of his Employment Agreement, dated as of June 16, 2014 (the “Employment Agreement”), Mr. Podolski entered into a Release Agreement with the Company (the “Release Agreement”) dated as of February 1, 2017. The Release Agreement was previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed on February 2, 2017. In accordance with the Employment Agreement, conditioned upon entering into the Release Agreement, Mr. Podolski was treated as having been terminated without Cause (as defined in the Employment Agreement) and will thus receive the following benefits in connection with his separation: (1) a severance payment equal to an amount equal to three times the amount that results from (x) the sum of (i) Mr. Podolski’s annual base salary (at the rate in effect immediately before the date of termination) and target bonus for the fiscal year in which the termination occurs, (ii) Mr. Podolski’s annual base salary for each of the two calendar years immediately prior to the calendar year in which the termination date occurs and (iii) the annual bonus that was actually earned and paid to Mr. Podolski for the two fiscal years that immediately precede the fiscal year in which the termination date occurs, divided by (y) three; (2) reimbursement of amounts paid for COBRA coverage for the eighteen (18) month period following the date of separation for Mr. Podolski, his spouse and his eligible dependents, less the amount that he would be required to contribute for medical and dental coverage if he remained an active employee of the Company; (3) all outstanding stock options held by Mr. Podolski that are not vested and exercisable as of the date of termination will become fully vested and exercisable on the date of termination and all outstanding stock options held by Mr. Podolski on his date of termination will remain exercisable for the shorter of (x) a period of two (2) years from the date of termination or (y) the remaining term of the option.

Pursuant to the Employment Agreement, which was previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed on June 20, 2014, the Release Agreement indicates that Mr. Podolski is bound by certain restrictive covenants, including non-compete and non-solicitation provisions. The Release Agreement also contains a release by Mr. Podolski of all claims against the Company, subject to certain enumerated exceptions.

The Company expects to record a charge in the first quarter of 2017 of approximately $2.8 million related to Mr. Podolski’s departure.

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

We have conducted numerous studies with Proellex® dosing approximately 900 women with the drug. All Proellex® studies completed to date exhibited strong efficacy signals, whether in uterine fibroids or endometriosis. In a 120 patient study of Proellex® as a treatment of uterine fibroids conducted in the United States (roughly 40 subjects per arm), both a 12.5 and 25 mg dose of Proellex® were compared to placebo. In this study each of the 12.5 and 25 mg doses achieved highly statistically significant results when compared to placebo when menstrual bleeding was assessed (p<0.0001). The two doses also achieved highly statistically significant improvement in quality of life measures using the Uterine Fibroid Symptom Quality of Life questionnaire developed and validated by Georgetown University and used in the development of device like treatments of uterine fibroids such as uterine artery embolization. There was no statistical difference in efficacy measures between the two doses. Importantly, in the Phase 2 U.S. trial a significant percentage of women stopped menstruating. Proellex® resulted in the induction of amenorrhea (cessation of menses), which we believe is a strong surrogate signal of efficacy. Over 80% of women on both the 12.5 and 25 mg doses exhibited no menses during the three month trial, whereas all women on placebo exhibited at least one menses.

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

On October 31, 2013, the Company held a meeting with the FDA to discuss the clinical development plan for low dose oral Proellex® in the treatment of uterine fibroids. During the meeting, the FDA provided guidance for endpoints it believed acceptable for the treatment of uterine fibroids in an efficacy study and instructed the Company to submit a request for lifting the full clinical hold. The Company has followed the FDA’s recommendations and submitted the study protocol and the request for the full hold lift. Additionally, on March 17, 2014, we announced that the FDA indicated that we may proceed to conduct Phase 1 and Phase 2 studies of low dose oral Proellex® for endometriosis and uterine fibroids while remaining on partial clinical hold. This guidance indicated that the highest allowed dose will be 12 mg daily. On December 29, 2014, we announced that we have initiated a Phase 2B study for low dose oral Proellex® in the treatment of uterine fibroids. This study was fully enrolled in January 2016 and on November 14, 2016, we announced positive clinical data from this study after two 18-week courses of treatment as compared to placebo. On January 30, 2017, we announced the FDA has granted the Company an end of phase 2 meeting to discuss the phase 3 requirements for Proellex in the treatment of uterine fibroids.

Vaginal Administration

We are assessing vaginal administration of Proellex® to avoid first pass liver effects and achieve higher reproductive tract concentrations of the drug while minimizing systemic exposure. We reported results from two in vivo animal studies which confirmed reduced maximum circulating concentrations of the drug when administered vaginally, as well as efficacy signals at substantially lower doses than oral administration. The Company has an active IND for the vaginal delivery of Proellex® for the treatment of uterine fibroids. Since the clinical hold relates only to the oral delivery of Proellex®, this IND has no clinical hold issues. In the first quarter of 2012, we initiated a Phase 2 vaginal administration study for the treatment of uterine fibroids. In January 2013, we reported the final study results which indicated the 12 mg dose achieved statistically significant improvement in menstrual bleeding, uterine fibroid symptoms and reduction in fibroid volume even with the low number of subjects enrolled into the study (n=12 @ 12 mg). Based on these findings, the Company believes the 12 mg dose is appropriate for further development. We held an end of Phase 2 meeting with the FDA in May 2013, to discuss a Phase 3 study design for the vaginally delivered Proellex as a treatment for uterine fibroids. The FDA recommended that a Phase 2B study should be conducted prior to commencing a Phase 3 program. On December 29, 2014, we announced that we have initiated a Phase 2B study for vaginally delivered Proellex® in the treatment of uterine fibroids. This study was fully enrolled in January 2016 and on November 14, 2016, we announced positive clinical data from this study after two 18-week courses of treatment as compared to placebo. However, the Company plans to propose the oral route of administration for Phase 3 development.

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

Testosterone is an important male hormone. Testosterone deficiency in men is linked to several negative physical and mental conditions, including loss of muscle tone, reduced sexual desire and deterioration of memory and certain other cognitive functions. Testosterone production normally decreases as men age and this decline can be accelerated by obesity, sometimes leading to testosterone deficiency. The leading therapy for low testosterone is AndroGel®, a commercially available testosterone replacement marketed by AbbVie Inc. (“AbbVie”) for the treatment of low testosterone, which we believe has had and continues to have significant sales in North America.

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

We completed the Phase 2B trial which consisted of four arms; placebo, two doses of enclomiphene and topical testosterone. In this study, at baseline the men exhibited morning testosterone less than 250 ng/dl and there was no statistical difference between the groups in testosterone at baseline. At the end of the three month dosing period, median morning testosterone levels were placebo, 196 ng/dl, 12.5 mg enclomiphene, 432 ng/dl, 25 mg enclomiphene, 416 ng/dl and Testim®, 393 ng/dl. A comparison of final median morning testosterone in all three of the active arms to placebo showed them to be highly statistically different and there was no statistical difference observed between these active arms. This trial also showed that enclomiphene was able to maintain sperm counts in men being treated for their low testosterone levels, whereas Testim® resulted in suppressed sperm levels.

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

On February 2, 2015, we announced that we electronically submitted our NDA to the FDA for enclomiphene. The FDA accepted the NDA for review on April 1, 2015 and later assigned a PDUFA goal date of November 30, 2015. In addition, the Division of the FDA scheduled an advisory committee meeting to review the NDA for November 3, 2015. However, the Division subsequently cancelled the scheduled advisory committee meeting due to questions that arose late in the review regarding the bioanalytical method validation that could affect interpretability of certain pivotal study data. On December 1, 2015, we announced that we had received a CRL from the FDA. A CRL informs companies that an NDA cannot be approved in its present form. In the CRL, the FDA stated that, based on recent scientific developments, the design of the enclomiphene Phase 3 studies is no longer adequate to demonstrate clinical benefit and recommended that Repros conduct an additional Phase 3 study or studies to support approval in the target population. The FDA also noted concerns regarding study entry criteria, titration and bioanalytical method validation in the Phase 3 program. Subsequently, on February 4, 2016, the Company attended a meeting with the FDA reviewers and senior leaders to discuss resolution of issues identified during the NDA review. The meeting covered a broad range of topics surrounding the NDA data as well as emerging agency and expert thinking regarding the treatment of hypogonadism. The Company believes based on the meeting that the FDA is not closed to considering secondary hypogonadism as an indication. Additionally, in January 2016, the Company initiated a Phase 2 double-blind, placebo controlled, proof of concept study, ZA-205, in obese secondary hypogonadal men to assess the impact of enclomiphene on metabolic parameters and quality of life under a diet and exercise regimen. This study was fully enrolled in February 2016 and on August 15, 2016, we reported six month interim results from this study.

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

On December 6, 2016, the Company participated in the industry presentation at the Bone, Reproductive and Urologic Drugs’ Advisory Committee meeting. The advisory panel provided the FDA with advice regarding a clinical and regulatory path to approval for products, such as enclomiphene, in subjects with obesity-related hypogonadism who wish to maintain spermatogenesis.  The panel voted 16 to 5 that the achievement of testosterone improvement while maintaining evidence of spermatogenesis was not sufficient, in and of itself, to provide evidence of clinical benefit. At the meeting, numerous panel members suggested that an additional endpoint related to symptoms should be assessed.

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

Business Strategy

We plan to focus our clinical program on the Phase 3 development program for low dose oral Proellex® in the treatment of uterine fibroids. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates and meet our obligations as they become due through the second quarter of 2017. In the normal course of business we continue to explore potential corporate partnering opportunities for assistance in the clinical development funding and commercialization of our products, as appropriate; however, there can be no assurance that an acceptable corporate partnering opportunity will be successfully completed or that our current liquidity will be sufficient to fund all of our product development needs.

Research and Development

We have limited resources and utilize consultants and outside entities to perform clinical development and limited research activities in connection with preclinical studies and clinical trials. Our primary research and development (“R&D”) expenses for 2016 were for the payment for salaries and related employee expenses, contracted regulatory affairs activities, insurance coverage for clinical trials and prior product sales, contracted research and consulting fees, facility costs, fees associated with our patent portfolio and internal research and development supplies. We believe that these expenses will continue to be our primary R&D expenses in 2017.

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

Manufacturing

Gedeon Richter was our third-party manufacturer of the active pharmaceutical ingredient for Proellex®. Due to the clinical hold, we cancelled our development and supply contract with Gedeon Richter; however, we have a sufficient supply of Proellex® currently available for our current and planned clinical trial efforts. We are currently working to identify a new supplier for the bulk active pharmaceutical ingredient (“API”) used in Proellex®.

For the foreseeable future, we expect to continue to rely on third-party manufacturers and other third parties to produce, package and store sufficient quantities of enclomiphene and Proellex®. These product candidates are complicated and expensive to manufacture. If we are unable to identify an appropriate third-party manufacturer, or if our third-party manufacturers fail to deliver our product candidates for clinical use on a timely basis, with sufficient quality, and at commercially reasonable prices, we may be required to delay or suspend clinical trials or otherwise discontinue development and production of our product candidates. While we may be able to identify replacement third-party manufacturers or develop our own manufacturing capabilities for these product candidates, this process would likely cause a delay in the availability of our product candidates and an increase in costs. In addition, third-party manufacturers may have a limited number of facilities in which our product candidates can be produced, and any interruption of the operation of those facilities due to events such as equipment malfunction or failure or damage to the facility could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in available product candidates.

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

Under a license agreement with the NIH, we have exclusive rights to four issued U.S. patents, which expire in 2017, one pending U.S. patent applications, and several foreign patents and pending applications made by the NIH regarding Proellex®. We also have four issued U.S. patents and six pending U.S. patent applications, 94 foreign pending patent applications and 70 granted foreign patents that cover various formulations of Proellex® and methods for using Proellex®.

Therapeutic uses of our enclomiphene product candidate are covered in the United States by ten issued U.S. patents and eleven pending patent applications. Foreign coverage of therapeutic uses of our enclomiphene product candidate includes 85 issued foreign patents and 112 foreign pending patent applications. The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of diabetes mellitus Type 2, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Enclomiphene (the trans-isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. We requested re-examination of one of these patents by the U.S. Patent and Trademark Office (“PTO”) based on prior art. The patent holder amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims were patentable in view of those publications under consideration and a re-examination certificate was issued. We subsequently filed a second request for re-examination by the PTO in light of a number of additional publications. The request was granted and all of the claims were finally rejected by the PTO in the re-examination. The patent holder appealed the rejections to the PTO Board of Patent Appeals and Interferences (the “PTO Board”) which ultimately reversed the rejections of several dependent claims in view of those publications under consideration. The patent holder filed a Notice of Appeal to the Federal Circuit on September 28, 2010 contesting the rejections maintained by the PTO Board. A decision was rendered by the Court of Appeals for the Federal Circuit on December 12, 2011, affirming the rejection of the appealed claims. The PTO issued an Ex Parte Reexamination Certificate on April 29, 2013, canceling the rejected claims and confirming the patentability of the remaining claims. Nevertheless, we believe that our development of enclomiphene does not infringe any of the remaining claims and that all of the remaining claims are invalid on various grounds including additional prior art publications. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. If necessary, we intend to vigorously defend any and all claims that may be brought by the holder of such patents in a court of competent jurisdiction in order to develop enclomiphene further. Adverse determinations in litigation proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities, in which case we may not be able to successfully commercialize or out-license enclomiphene until such patents expire or are otherwise no longer in force.

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

Our main competitors for the treatment of uterine fibroids and endometriosis are GnRH agonists, especially Lupron®, the current therapeutic standard of care for uterine fibroids. Lupron® is marketed by AbbVie, which has far greater resources and marketing capabilities than we have. Recently AbbVie has licensed a Phase 3-ready molecule from Neurocrine Biosciences for the treatment of endometriosis. Gedeon Richter and Allergan have also entered into an exclusive license agreement to develop and market Esmya™ (an orally active selective progesterone receptor modulator) in the U.S, Canada and Europe. In addition, Bayer AG is also developing an oral selective progesterone receptor modulator, vilaprisan, which is anticipated to enter phase 3 clinical trials later this year. Surgical treatment of both uterine fibroids and endometriosis continues to compete with Proellex® by removing uterine fibroids and by removing misplaced tissue in women with endometriosis. We believe we can potentially compete with Lupron® and other GnRH agonists because we believe that Proellex® will not present the same side effect of a decrease in bone mineral density given its specific focus on progesterone inhibition, which differentiates it from GnRH agonists that create a low estrogen state. There are additional companies developing similar progesterone-blocking technology.

Our main competitors for the treatment of testosterone deficiency are the testosterone replacement therapies currently being marketed. The current standard of care is AndroGel®, a topical gel for the replacement of testosterone. AndroGel® is marketed by AbbVie. There is another topical gel, Testim®, currently marketed by Endo International PLC, and a transdermal patch, AndroDerm®, marketed by Allergan. Eli Lilly and Company also entered into a licensing agreement with a third party for a topical testosterone treatment called Axiron®, which has become available in pharmacies. In addition, Clarus Therapeutics, Inc. is developing a product that would compete with enclomiphene. We believe we can compete with AndroGel® and the other replacement therapies because we believe that enclomiphene is the only drug with an NDA submitted that normalizes testicular function and may provide additional metabolic benefits. Based on our clinical trial supply cost to date, we currently expect that enclomiphene, if approved, can compete favorably on a cost basis with current testosterone replacement therapies.

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

Clinical trials typically are conducted in three sequential phases, but the phases may overlap. Phase 1 typically involves the initial introduction of the drug into human subjects. In Phase 1, the drug is tested for safety and, as appropriate, for absorption, metabolism, distribution, excretion, pharmacodynamics and pharmacokinetics. Phase 2 usually involves studies in a limited patient population to preliminarily evaluate the efficacy of the drug for specific targeted indications, determine dosage tolerance and optimal dosage and identify possible adverse effects and safety risks.

Phase 3 clinical trials are undertaken to further evaluate clinical efficacy and to test further for safety within an expanded patient population at geographically dispersed clinical study sites. Phase 1, Phase 2 or Phase 3 testing may not be completed successfully within any specific time period, if at all, with respect to any products being tested by a sponsor. Furthermore, the FDA or the Investigational Review Board may suspend clinical trials at any time on various grounds, including a finding that the healthy volunteers or patients are being exposed to an unacceptable health risk. This was evidenced when Proellex®, our product candidate for uterine fibroids and endometriosis, was placed on clinical hold by the FDA in the summer of 2009 due to liver toxicity data resulting from our clinical trials. Though the full clinical hold has been upgraded to a partial clinical hold, there can be no assurance that the partial hold will be lifted at any time.

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

Litigation

See Item 3 of Part I of this Form 10-K.

Employees and Consultants

Employees

At December 31, 2016, we had 24 full-time employees. We also utilize consultants as well as contract research organizations and other outside specialty firms for various services such as preclinical and clinical trial support, manufacturing, regulatory approval advice and accounting and human resource management. We believe our relationship with our employees is good.

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

Risks Relating to Our Business

Our ability to continue as a going concern may require that we raise additional funds no later than the end of the second quarter of 2017, without which we may need to cease our business operations and begin liquidation proceedings.

Based upon our current expense and revenue assumptions, we anticipate that we will need to obtain additional financing no later than the end of the second quarter of 2017. On August 9, 2016, we entered into the Equity Distribution Agreement with Ladenburg, pursuant to which we may issue and sell from time to time through Ladenburg, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $10 million (the “ATM Shares”). During the year ended December 31, 2016, we sold 1,506,808 ATM Shares at a weighted average share price of $1.91, for proceeds of approximately $2.9 million, net of expenses including approximately $92,000 in commissions to Ladenburg. Between January 1, 2017 and March 28, 2017, we sold an aggregate of 828,057 ATM Shares at a weighted average share price of $1.20, for proceeds of approximately $997,000, net of expenses including approximately $31,000 in commissions to Ladenburg.

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

We expect to make additional capital outlays and to increase operating expenditures over the next several years to support our preclinical development and clinical trial activities, particularly with respect to the potential initiation of Phase 3 clinical trials for Proellex®. On February 2, 2015, we announced that we submitted the NDA for our enclomiphene product candidate to the FDA. The FDA accepted the NDA for review on April 1, 2015 and later assigned a Prescription Drug User Fee Act (PDUFA) goal date of November 30, 2015. In addition, the Division of Bone, Reproductive and Urologic Products (the Division) of the FDA scheduled an advisory committee meeting to review the NDA for November 3, 2015. However, the Division subsequently cancelled the scheduled advisory committee meeting due to questions that arose late in the review regarding the bioanalytical method validation that could affect interpretability of certain pivotal study data. On December 1, 2015, we announced that we had received a Complete Response Letter (CRL) from the FDA. A CRL informs companies that an NDA cannot be approved in its present form. In the CRL, the FDA stated that, based on recent scientific developments, the design of the enclomiphene Phase 3 studies is no longer adequate to demonstrate clinical benefit and recommended that Repros conduct an additional Phase 3 study or studies to support approval in the target population. The FDA also noted concerns regarding study entry criteria, titration and bioanalytical method validation in the Phase 3 program. Subsequently, on February 4, 2016, the Company attended a meeting with the FDA reviewers and senior leaders to discuss resolution of issues identified during the NDA review. The meeting covered a broad range of topics surrounding the NDA data as well as emerging agency and expert thinking regarding the treatment of hypogonadism.

As a result of these events, the Company plans to focus its resources on the Phase 3 studies for Proellex® for the treatment of uterine fibroids. Based on our current and planned clinical programs, we anticipate that our current liquidity will be sufficient to continue the development of our product candidates and meet our obligations as they become due through the second quarter of 2017. However, it is possible that our clinical trial activities will be more costly and take longer than we anticipate; accordingly, there can be no assurance that additional capital will not be necessary prior to the time anticipated. In the normal course of business we continue to explore possible partnerships with various pharmaceutical companies. If in the future we fail to reach or elect not to enter into an arrangement with a collaborative partner with respect to the sales and marketing of any of our product candidates, we would need to develop a sales and marketing organization with supporting distribution capability in order to market such products directly. Significant additional expenditures would be required for us to develop such a sales and marketing organization. We may continue to seek additional funding through public or private financings, including equity or debt financings, and/or through other means, including collaborations and license agreements, as appropriate. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. We anticipate that if we are able to secure additional financing, that such financing will result in significant dilution of the ownership interests of our stockholders and may provide certain rights to the new investors senior to the rights of our current stockholders, including but not limited to, voting rights and rights to proceeds in the event of a sale or liquidation of the Company. We expect to continue to incur significant losses for the foreseeable future, and we may never achieve or sustain profitability. In the event that we are unable to obtain adequate financing to conduct operations, we may need to cease our business operations and begin liquidation proceedings. If we need to liquidate our assets, we would likely realize significantly less from them than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to any secured and unsecured creditors before any funds would be available to pay our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we were required to liquidate, it is highly unlikely that stockholders would receive any value for their shares.

In recent years, the general economic and capital market conditions in the United States have varied significantly and have increased the cost of capital in many circumstances, and there is no certainty that economic conditions will permit us to raise capital in an amount to sufficiently fund our long-term plans, in 2017 or beyond. If economic conditions become worse, our future cost of equity or debt capital and access to the capital markets could be adversely affected. If we cannot raise adequate funds, we may be required to:

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

Unfavorable results from ongoing preclinical studies or clinical trials could result in delays, modifications or abandonment of ongoing or future clinical trials. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be delayed, repeated or terminated. In addition, we may report top-line data from time to time, which is based on a preliminary analysis of key efficacy and safety data; such data may be subject to change following a more comprehensive review of the data related to the applicable clinical trial. If Proellex®, enclomiphene, or any other potential future product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we delay or abandon our development efforts related to enclomiphene or Proellex®, we may not be able to generate sufficient revenues or raise the additional capital necessary to continue operations or become profitable.

We have a history of operating losses, and we expect to incur increasing net losses and may not achieve or maintain profitability for some time or at all.

We have experienced significant operating losses in each fiscal year since our inception. As of December 31, 2016, we had accumulated losses of $319.5 million, approximately $8.7 million in cash and cash equivalents, and accounts payable and accrued expenses of approximately $2.7 million, in the aggregate. We expect to continue incurring net losses and we may not achieve or maintain profitability for some time, if at all. As we increase expenditures for the clinical development of our products, we expect our total operating losses to increase for at least the next few years. Our ability to achieve profitability will depend on, among other things, successfully completing the development of our products, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others that possess such capabilities, and raising sufficient funds to finance our activities. There can be no assurance that we will be able to achieve profitability or that profitability, if achieved, can be sustained.

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

If we are unable to recruit and retain key management and personnel, and to manage the current transition within our executive leadership, our business may be adversely affected.

The competition for qualified personnel in the biopharmaceutical field is intense, and our future success depends upon our ability to attract, retain and motivate highly skilled scientific, technical and managerial employees. Our management team has substantial experience in our industry; the loss of any of them could negatively affect our ability to execute our business strategy. In addition, we have recently experienced management changes, with our former President and Chief Executive Officer leaving his position in early 2017 and being replaced by our interim president and chief executive officer, who may face challenges and difficulties performing in this capacity. In addition, there are expenses and challenges related to our current efforts to identify a candidate to serve as our permanent chief executive officer, including the risk that the permanent chief executive officer’s transition to the role may be slower or more difficult than we anticipate.

There can be no assurance that we will be able to attract or retain qualified management and employees to lead us through development of our current product candidates. The loss of the services of any of our employees could delay or curtail our research and product development efforts.

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

Risks Relating to Our Product Development Efforts

We have an end of Phase 2 meeting with the FDA in April 2017 for Proellex® in the treatment of uterine fibroids. There are no assurances that the FDA will allow us to initiate Phase 3 clinical trials.

Although the FDA has granted an end of Phase 2 meeting for Proellex® in the treatment of uterine fibroids, there can be no assurance that the FDA will consider our Phase 2 clinical trials sufficient to initiate a Phase 3 development program. If the FDA does not permit us to initiate Phase 3 clinical trials, our overall product development costs may increase materially and delay product commercialization.

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

Currently, we do not have the ability internally to manufacture the product candidates that we need to conduct our clinical trials. We terminated our supply agreement with Gedeon Richter for the manufacturing of Proellex® due to the clinical hold imposed by the FDA in August 2009; however, we believe that we have a sufficient supply of Proellex® currently available for our current and planned clinical trial efforts. We are currently working to identify a new supplier for the bulk active pharmaceutical ingredient (“API”) used in Proellex®.

For the foreseeable future, we expect to continue to rely on third-party manufacturers and other third parties to produce, package and store sufficient quantities of Proellex®, enclomiphene, and any future product candidates for use in our clinical trials or commercialization, if appropriate. These product candidates are complicated and expensive to manufacture. If we are unable to identify an appropriate third-party manufacturer, or if our third-party manufacturers fail to deliver our product candidates for clinical use on a timely basis, with sufficient quality, and at commercially reasonable prices, we may be required to delay or suspend clinical trials or otherwise discontinue development and production of our product candidates. While we may be able to identify replacement third-party manufacturers or develop our own manufacturing capabilities for these product candidates, this process would likely cause a delay in the availability of our product candidates and an increase in costs. In addition, third-party manufacturers may have a limited number of facilities in which our product candidates can be produced, and any interruption of the operation of those facilities due to events such as equipment malfunction or failure or damage to the facility by natural disasters could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in available product candidates.

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

Proellex® and enclomiphene are novel compounds that have never been produced in large scale. As in the development of any new compound, there are underlying risks associated with their manufacture. These risks include, but are not limited to, cost, process scale-up, process reproducibility, construction of a suitable process plant, timely availability of raw materials, as well as regulatory issues associated with the manufacture of an active pharmaceutical agent. Any of these risks may prevent us from successfully developing Proellex® or enclomiphene. Our failure, or the failure of our third-party manufacturers to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors and reliable product packaging for diverse environmental conditions, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business.

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

The FDA also requires that we demonstrate structural and functional comparability between the same drug product produced by different third-party manufacturers. Because we may use multiple sources to manufacture Proellex® and enclomiphene, we may need to conduct comparability studies to assess whether manufacturing changes have affected the product safety, identity, purity or potency of any commercial product candidate compared to the product candidate used in clinical trials. If we are unable to demonstrate comparability, the FDA could require us to conduct additional clinical trials, which would be expensive and significantly delay commercialization of our product candidates.

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

Neither Proellex® nor enclomiphene has been approved for commercial sale. However, the current and future use of our product candidates by us and potential corporate collaborators in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims might be made directly by consumers or healthcare providers or indirectly by pharmaceutical companies, potential corporate collaborators or others selling such products. We may experience financial losses in the future due to product liability claims. We have obtained limited general commercial liability insurance coverage for our clinical trials. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for any of our product candidates. However, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or for liabilities in excess of our insurance limits, our assets may not be sufficient to cover such claims and our business operations could be impaired.

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

The main therapeutic products competitive with Proellex® for the treatment of uterine fibroids and endometriosis are GnRH agonists, including Lupron® and the use of approved progestin-based contraceptives for the treatment of endometriosis. In addition, surgical treatment of both uterine fibroids and endometriosis would compete with Proellex®, if approved, by removing uterine fibroids and by removing misplaced tissue in women with endometriosis. Furthermore, AbbVie has recently licensed a Phase 3–ready molecule from Neurocrine Biosciences Inc. for the treatment of endometriosis. Gedeon Richter and Allergan have also entered into an exclusive license agreement to develop and market Esmya™ (an orally selective progesterone receptor modulator) in the U.S., Canada and Europe. In addition, Bayer AG is also developing an oral selective progesterone receptor modulator, vilaprisan, which is anticipated to enter phase 3 clinical trials later this year.

Our main competitors for the treatment of testosterone deficiency are the testosterone replacement therapies currently being marketed. The current standard of care is AndroGel®, a topical gel for the replacement of testosterone developed by Solvay Pharmaceuticals (which was acquired by AbbVie Inc.). AbbVie is a much larger company than we are, with greater resources and marketing ability. Enclomiphene would also compete with other forms of testosterone replacement therapies such as oral treatments, patches, injectables and a tablet applied to the upper gum. There is another topical gel currently marketed by Endo International PLC called Testim®, and a transdermal patch marketed by Allergan called AndroDerm®. Eli Lilly and Company also entered into a licensing agreement with a third party for a topical testosterone treatment called Axiron®, which has become available in pharmacies. There can be no assurance that our product candidates will be more successful than competitive products. In addition, other potential competitors may be developing testosterone therapies similar to ours.

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

The trading price of our common stock has been highly volatile. Since January 1, 2015 through March 24, 2017, the sale price of our stock price has fluctuated from a low of $0.80 to a high of $10.12. The market price for our common stock will be affected by a number of factors, including:

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

To date, we have a low volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the fourth quarter of 2016 was approximately 201,144 shares per day. Our stockholders may be unable to sell their common stock at or near their asking prices or at all, which may result in substantial losses to our stockholders.

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

Therapeutic uses of our enclomiphene product candidate are covered in the United States by ten issued U.S. patents and eleven pending patent applications. Foreign coverage of therapeutic uses of our enclomiphene product candidate includes 85 issued foreign patents and 112 foreign pending patent applications. The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of diabetes mellitus Type 2, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Enclomiphene (the trans-isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. We requested re-examination of one of these patents by the U.S. Patent and Trademark Office (“PTO”) based on prior art. The patent holder amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims were patentable in view of those publications under consideration and a re-examination certificate was issued. We subsequently filed a second request for re-examination by the PTO in light of a number of additional publications. The request was granted and all of the claims were finally rejected by the PTO in the re-examination. The patent holder appealed the rejections to the PTO Board of Patent Appeals and Interferences (the “PTO Board”) which ultimately reversed the rejections of several dependent claims in view of those publications under consideration. The patent holder filed a Notice of Appeal to the Federal Circuit on September 28, 2010 contesting the rejections maintained by the PTO Board. A decision was rendered by the Court of Appeals for the Federal Circuit on December 12, 2011, affirming the rejection of the appealed claims. The PTO issued an Ex Parte Reexamination Certificate on April 29, 2013, cancelling the rejected claims and confirming patentability of the remaining claims. Nevertheless, we believe that our development of enclomiphene does not infringe any of the remaining claims and that all of the remaining claims are invalid on various grounds including additional prior art publications. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. If necessary, we intend to vigorously defend any and all claims that may be brought by the holder of such patents in a court of competent jurisdiction in order to develop enclomiphene further. Adverse determinations in litigation proceedings could require us to seek licenses from patent holders which may not be available on commercially reasonable terms, or at all, or may subject us to significant liabilities, in which case we may not be able to successfully commercialize or out-license enclomiphene until such patents expire or are otherwise no longer in force.

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

	Price Range
	High	Low
2015
First Quarter	$10.12	$7.60
Second Quarter	10.05	6.95
Third Quarter	8.96	6.45
Fourth Quarter	8.12	1.09

2016
First Quarter	$1.33	$0.80
Second Quarter	3.48	0.81
Third Quarter	2.48	1.56
Fourth Quarter	2.28	1.27

All of the foregoing prices reflect interdealer quotations, without retail mark-up, markdowns or commissions and may not necessarily represent actual transactions in the common stock.

On March 24, 2017, the last sale price of our common stock, as reported by the Nasdaq Capital Market, was $1.16 per share. On March 24, 2017, there were approximately 45 holders of record and approximately 8,500 beneficial holders of our common stock.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable.

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

We are developing Proellex®, an orally administered selective blocker of the progesterone receptor in women, for the treatment of uterine fibroids and endometriosis. Uterine fibroids and endometriosis affect millions of women of reproductive age. Proellex® has shown statistically significant results in previous Phase 2 studies for uterine fibroids and endometriosis. We completed a low dose escalating study as permitted by the Food and Drug Administration (“FDA”) in late 2011, to determine both signals of efficacy and safety for low oral doses of the drug. There was no evidence of elevations of liver enzymes over baseline, suggesting these lower doses avoid the type of adverse events seen at much higher doses in earlier studies. On October 8, 2012, we announced that the FDA has agreed to a reclassification of the full clinical hold to a partial clinical hold on low dose oral Proellex® to allow us to conduct a Phase 2 study in the treatment of endometriosis. We initiated this study in November 2012 and it was fully enrolled in January 2016. On September 7, 2016, we announced positive clinical data for the first course of treatment in this Phase 2 study.

On October 31, 2013, the Company held a meeting with the FDA to discuss the clinical development plan for low dose oral Proellex® in the treatment of uterine fibroids. During the meeting, the FDA provided guidance for endpoints it believed acceptable for the treatment of uterine fibroids in an efficacy study and instructed the Company to submit a request for lifting the full clinical hold. The Company has followed the FDA’s recommendations and submitted the study protocol and the request for the full hold lift. Additionally, on March 17, 2014, we announced that the FDA indicated that we may proceed to conduct Phase 1 and Phase 2 studies of low dose oral Proellex® for uterine fibroids and endometriosis while remaining on partial clinical hold. This guidance indicated that the highest allowed dose will be 12 mg daily. On December 29, 2014, we announced that we have initiated a Phase 2B study for low dose oral Proellex® in the treatment of uterine fibroids. This study was fully enrolled in January 2016 and on November 14, 2016, we announced positive clinical data from this study after two 18-week courses of treatment as compared to placebo.

The Company has an active Investigational New Drug Application (“IND”) for the vaginal delivery of Proellex® for the treatment of uterine fibroids. Since the clinical hold relates only to oral delivery of Proellex®, this IND has no clinical hold issues. In the first quarter of 2012, we initiated a Phase 2 vaginal administration study for the treatment of uterine fibroids and subsequently reported the final study results in January 2013. We held an end of Phase 2 meeting with the FDA in May 2013, to discuss a Phase 3 study design for vaginally delivered Proellex as a treatment for uterine fibroids. The FDA recommended that a Phase 2B study should be conducted prior to commencing a Phase 3 program. On December 29, 2014, we announced that we have initiated a Phase 2B study for vaginally delivered Proellex® in the treatment of uterine fibroids. This study was fully enrolled in January 2016 and on November 14, 2016, we announced positive clinical data from this study after two 18-week courses of treatment as compared to placebo. However, the Company plans to propose the oral route of administration for Phase 3 development.

We are also developing enclomiphene, a single isomer of clomiphene citrate which is an orally active proprietary small molecule compound. Enclomiphene is for the treatment of secondary hypogonadism in overweight men wishing to restore normal testicular function. Men with secondary hypogonadism exhibit low testosterone levels due to under stimulated testes but they are generally fertile. Enclomiphene is designed to treat the underlying mechanism, insufficient stimulation of the testes by the pituitary, which causes secondary hypogonadism. Secondary hypogonadism due to being overweight or obese is the single greatest cause of hypogonadism in general.

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

Subsequently, on February 4, 2016, the Company attended a meeting with the FDA reviewers and senior leaders to discuss resolution of issues identified during the NDA review. The meeting covered a broad range of topics surrounding the NDA data as well as emerging agency and expert thinking regarding the treatment of hypogonadism. The Company believes based on the meeting that the FDA is not closed to considering secondary hypogonadism as an indication. Additionally, in January 2016, the Company initiated a Phase 2 double-blind, placebo controlled, proof of concept study, ZA-205, in obese secondary hypogonadal men to assess the impact of enclomiphene on metabolic parameters and quality of life under a diet and exercise regimen. This study was fully enrolled in February 2016 and on August 15, 2016, we reported six month interim results from this study.

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

On December 6, 2016, the Company participated in the industry presentation at the Bone, Reproductive and Urologic Drugs’ Advisory Committee meeting. The advisory panel provided the FDA with advice regarding a clinical and regulatory path to approval for products, such as enclomiphene, in subjects with obesity-related hypogonadism who wish to maintain spermatogenesis.  The panel voted 16 to 5 that the achievement of testosterone improvement while maintaining evidence of spermatogenesis was not sufficient, in and of itself, to provide evidence of clinical benefit. At the meeting, numerous panel members suggested that an additional endpoint related to symptoms should be assessed.

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

On August 9, 2016, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), pursuant to which we may issue and sell from time to time through Ladenburg, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $10 million (the “ATM Shares”). Ladenburg is not required to sell on our behalf any specific number or dollar amount of the ATM Shares, but Ladenburg, upon acceptance of written instructions from us, agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices, to sell the ATM Shares up to the amount specified, and otherwise in accordance with the terms of a placement notice delivered to Ladenburg. We have no obligation to sell any ATM Shares under the Equity Distribution Agreement, and may at any time suspend sales under the Equity Distribution Agreement, provided that such suspension shall not affect either party’s obligations with respect to the ATM Shares sold prior to the receipt of notice of such suspension. Ladenburg receives a commission of 3% of the gross sales price of all ATM Shares sold through it under the Equity Distribution Agreement. The ATM Shares are issued pursuant to our shelf registration statement on Form S-3, as amended (File No. 333-197253). During the year ended December 31, 2016, we sold 1,506,808 ATM Shares at a weighted average share price of $1.91, for proceeds of approximately $2.9 million, net of expenses including approximately $92,000 in commissions to Ladenburg. Between January 1, 2017 and March 28, 2017, we sold an aggregate of 828,057 ATM Shares at a weighted average share price of $1.20, for proceeds of approximately $997,000, net of expenses including approximately $31,000 in commissions to Ladenburg.

As of December 31, 2016, we had accumulated losses of $319.5 million, approximately $8.7 million in cash and cash equivalents, and accounts payable and accrued expenses of approximately $2.7 million, in the aggregate. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates and meet our obligations as they become due through the second quarter of 2017. We continue to explore potential additional financing alternatives, including corporate partnering opportunities, that would provide sufficient funds to enable us to continue to develop our two product candidates through FDA approval; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

At December 31, 2016, we had 24 full-time employees who utilize the services of contract research organizations, contract manufacturers and various consultants to assist us in performing clinical and regulatory services for the clinical development of our products. We are substantially dependent on our various contract groups to adequately perform the activities required to obtain regulatory approval of our products.

The value of the tax asset associated with the December 31, 2016 accumulated deficit can be substantially diminished in value to us due to various tax regulations, including change in control provisions in the tax code. For additional information relating to our net operating loss carryforward, see "Note 6. Federal Income Taxes" of the Notes to Consolidated Financial Statements. Losses have resulted principally from costs incurred in conducting clinical trials for our product candidates, in research and development activities related to efforts to develop our products and from the associated administrative costs required to support those efforts. There can be no assurance that we will be able to successfully commercialize any of our drug candidates. Our ability to achieve profitability will depend on, among other things, successfully completing the clinical development of our products in a reasonable time frame and at a reasonable cost, obtaining regulatory approvals, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others that possess such capabilities, our and our partners' ability to realize value from our research and development programs through the commercialization of those products and raising sufficient funds to finance our activities. There can be no assurance that we will be able to achieve profitability or that profitability, if achieved, can be sustained. See "Item 1. Business — Risk Factors" and "Note 1. Organization and Operations" of Notes to Consolidated Financial Statements.

Recent Developments

On February 1, 2017, Joseph S. Podolski left as our President and Chief Executive Officer, and also as a member of our Board of Directors.

Following Mr. Podolski’s departure, Larry Dillaha, M.D. was appointed to serve, on an interim basis, as the Company’s President and Chief Executive Officer. Dr. Dillaha, age 53, has since November 2016 been the Chief Executive Officer and a member of the Board of Directors of CavtheRx, a pre-IND stage, virtual company focused on developing Caveolin Modulators for a variety of inflammatory indications. From April 2014 through January 2017, Dr. Dillaha was the Chief Operating Officer and Chief Medical Officer of New Haven Pharmaceuticals, a specialty pharmaceutical company. From April 2010 through March 2014, Dr. Dillaha was the Chief Medical Officer of Insys Therapeutics, from March 2006 through March 2010, Dr. Dillaha was the Chief Medical Officer of Sciele Pharma, both specialty pharmaceutical companies, and from 2002 through February 2006, Dr. Dillaha was Medical Director, Cardiovascular at Sanofi-Synthelabo / Sanofi. Before that, Dr. Dillaha was a physician in private practice. Dr. Dillaha received his undergraduate degree from the University of Tennessee, Knoxville and his M.D. from the University of Tennessee, Memphis.

In connection with his leaving and in accordance with the terms of his Employment Agreement, dated as of June 16, 2014 (the “Employment Agreement”), Mr. Podolski entered into a Release Agreement with the Company (the “Release Agreement”) dated as of February 1, 2017. The Release Agreement was previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed on February 2, 2017. In accordance with the Employment Agreement, conditioned upon entering into the Release Agreement, Mr. Podolski was treated as having been terminated without Cause (as defined in the Employment Agreement) and will thus receive the following benefits in connection with his separation: (1) a severance payment equal to an amount equal to three times the amount that results from (x) the sum of (i) Mr. Podolski’s annual base salary (at the rate in effect immediately before the date of termination) and target bonus for the fiscal year in which the termination occurs, (ii) Mr. Podolski’s annual base salary for each of the two calendar years immediately prior to the calendar year in which the termination date occurs and (iii) the annual bonus that was actually earned and paid to Mr. Podolski for the two fiscal years that immediately precede the fiscal year in which the termination date occurs, divided by (y) three; (2) reimbursement of amounts paid for COBRA coverage for the eighteen (18) month period following the date of separation for Mr. Podolski, his spouse and his eligible dependents, less the amount that he would be required to contribute for medical and dental coverage if he remained an active employee of the Company; (3) all outstanding stock options held by Mr. Podolski that are not vested and exercisable as of the date of termination will become fully vested and exercisable on the date of termination and all outstanding stock options held by Mr. Podolski on his date of termination will remain exercisable for the shorter of (x) a period of two (2) years from the date of termination or (y) the remaining term of the option.

Pursuant to the Employment Agreement, which was previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed on June 20, 2014, the Release Agreement indicates that Mr. Podolski is bound by certain restrictive covenants, including non-compete and non-solicitation provisions. The Release Agreement also contains a release by Mr. Podolski of all claims against the Company, subject to certain enumerated exceptions.

The Company expects to record a charge in the first quarter of 2017 of approximately $2.8 million related to Mr. Podolski’s departure.

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

Share-Based Compensation

We had one stock-based compensation plan at December 31, 2016, the 2011 Equity Incentive Plan. Accounting standards generally require the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued. We use the Black-Scholes option pricing model to estimate the fair value of our stock options. Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options’ vesting and contractual expiration dates. The Company’s historical stock option exercise experience does not provide a reasonable basis upon which to estimate expected term. As such, the simplified method was used to calculate the expected term. The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term.

Income Taxes

We have had net operating losses since inception and, therefore, have not been subject to federal income taxes. We have accumulated approximately $1.4 million of research and development tax credits. As of December 31, 2016, we had approximately $250.8 million of net operating loss (“NOL”) carryforwards for federal income tax purposes. Additionally, approximately $12.2 million of NOLs, and approximately $838,000 of research and development tax credits, expire in 2018. Accounting standards require the recognition of a deferred tax asset. However, a valuation allowance must be recorded for deferred tax assets whose recovery is deemed unlikely. As we have incurred net operating losses since inception, and there is no certainty of future revenues, our deferred tax assets have been reserved in full in the accompanying consolidated financial statements. Additionally, during 2013, the Company completed an analysis of its section 382 limit. Based on this analysis, the Company concluded that the amount of NOL carryforwards and the credits available to offset taxable income is limited under section 382. Accordingly, if the Company generates taxable income in any year in excess of its then annual limitation, the Company may be required to pay federal income taxes even though it has unexpired NOL carryforwards. Additionally, because U.S. tax laws limit the time during which NOLs and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOLs and tax credit carryforwards for federal income tax purposes. Future public and private stock placements may create additional limitations on the Company’s NOLs, credits and other tax attributes.

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

Results of Operations

Comparison of Years Ended December 31, 2016 and 2015

Revenues and Other Income

Total revenues and other income, which consisted solely of interest income, was $47,000 in 2016 as compared to $11,000 for 2015. The increase was due to higher yields in 2016 as compared to 2015.

Research and Development Expenses

R&D expenses include contracted services relating to our clinical product development activities which include preclinical studies, clinical trials, fees associated with our patent portfolio, regulatory affairs and bulk manufacturing scale-up activities and bulk active ingredient purchases for preclinical and clinical trials primarily relating to our two product candidates, enclomiphene and Proellex®. Research and development expenses also include internal operating expenses relating to our general research and development activities. R&D expenses decreased 47%, or approximately $11.4 million, to $12.8 million for 2016 as compared to $24.1 million for 2015. Our primary R&D expenses for 2016 and 2015 are shown in the following table (in thousands):

	Year Ended December 31,
Research and Development	2016	2015	Variance	Change (%)
Proellex® clinical development	$3,764	$4,776	$(1,012)	(21)%
Enclomiphene clinical development	3,549	9,657	(6,108)	(63)%
Payroll and benefits	2,745	5,170	(2,425)	(47)%
Operating and occupancy	2,695	4,513	(1,818)	(40)%
Total	$12,753	$24,116	$(11,363)	(47)%

The clinical development expenses related to Proellex® decreased for 2016 as compared to 2015 primarily due to decreased expenses associated with our Phase 2b clinical trials for the treatment of uterine fibroids and endometriosis. The decrease in enclomiphene clinical development expenses for the year ended 2016 as compared to 2015 was primarily due to the submission of the NDA, which included a payment of $2.3 million to the FDA, partially offset by the costs associated with our proof of concept study, ZA-205.

From inception through December 31, 2016 we incurred $71.3 million for the development of Proellex® and $73.5 million for the development of enclomiphene. These accumulated costs exclude any internal operating expenses and related fees associated with our patent portfolio.

R&D payroll and benefits expense for both years ended December 31, 2016 and 2015 includes salaries, non-cash stock based compensation expense and fringe benefits and decreased 47%, or approximately $2.4 million, to $2.7 million for 2016 as compared to $5.2 million for 2015. This decrease was primarily due to a decrease in non-cash stock based compensation expense of $1.4 million and a reduction in R&D headcount resulting in a decrease in salaries of $901,000, including a bonus awarded to R&D personnel in 2015 in the amount of $338,000. Included in R&D payroll and benefits expense is a charge for non-cash stock based compensation expense of $669,000 for 2016 as compared to $2.1 million for 2015.

R&D operating and occupancy decreased 40%, or approximately $1.8 million, to $2.7 million for 2016 as compared to $4.5 million for 2015. This decrease was primarily due to decreases in legal and travel expenses.

General and Administrative Expenses

General and administrative expenses (“G&A”) decreased 10%, or approximately $520,000, to $4.6 million for 2016 as compared to $5.1 million for 2015. Our primary G&A expenses for 2016 and 2015 are shown in the following table (in thousands):

	Year Ended December 31,
General and Administrative	2016	2015	Variance	Change (%)
Payroll and benefits	$2,863	$3,249	$(386)	(12)%
Operating and occupancy	1,704	1,838	(134)	(7)%
Total	$4,567	$5,087	$(520)	(10)%

G&A payroll and benefits expense for both 2016 and 2015 includes salaries, non-cash stock based compensation expense and fringe benefits and decreased 12%, or approximately $386,000, to $2.9 million for 2016 as compared to $3.2 million for 2015. Included in payroll and benefits expense is a charge for non-cash stock based compensation expense of $1.3 million for 2016 as compared to $1.6 million for 2015. Additionally, salaries for both 2016 and 2015 were $1.4 million.

G&A operating and occupancy expense, which includes expenses to operate as a public company, decreased 7%, or approximately $134,000, to $1.7 million for 2016 as compared to $1.8 million for 2015. The decrease was primarily due to a decrease in professional services costs.

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

	Year Ended December 31,
Research and Development	2015	2014	Variance	Change (%)
Proellex® clinical development	$4,776	$1,883	$2,893	154%
Enclomiphene clinical development	9,657	17,160	(7,503)	(44)%
Payroll and benefits	5,170	4,319	851	20%
Operating and occupancy	4,513	3,745	768	21%
Total	$24,116	$27,107	$(2,991)	(11)%

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

From inception through December 31, 2015 we incurred $67.6 million for the development of Proellex® and $70.0 million for the development of enclomiphene. These accumulated costs exclude any internal operating expenses and related fees associated with our patent portfolio.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from private placements and public offerings of equity securities and with funds received under collaborative agreements.

On August 9, 2016, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), pursuant to which we may issue and sell from time to time through Ladenburg, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $10 million (the “ATM Shares”). Ladenburg is not required to sell on our behalf any specific number or dollar amount of the ATM Shares, but Ladenburg, upon acceptance of written instructions from us, agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices, to sell the ATM Shares up to the amount specified, and otherwise in accordance with the terms of a placement notice delivered to Ladenburg. We have no obligation to sell any ATM Shares under the Equity Distribution Agreement, and may at any time suspend sales under the Equity Distribution Agreement, provided that such suspension shall not affect either party’s obligations with respect to the ATM Shares sold prior to the receipt of notice of such suspension. Ladenburg receives a commission of 3% of the gross sales price of all ATM Shares sold through it under the Equity Distribution Agreement. The ATM Shares are issued pursuant to our shelf registration statement on Form S-3, as amended (File No. 333-197253). During the year ended December 31, 2016, we sold 1,506,808 ATM Shares at a weighted average share price of $1.91, for proceeds of approximately $2.9 million, net of expenses including approximately $92,000 in commissions to Ladenburg. Between January 1, 2017 and March 28, 2017, we sold an aggregate of 828,057 ATM Shares at a weighted average share price of $1.20, for proceeds of approximately $997,000, net of expenses including approximately $31,000 in commissions to Ladenburg.

Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. We had cash and cash equivalents of approximately $8.7 million as of December 31, 2016 as compared to $21.4 million as of December 31, 2015. All cash and cash equivalents as of December 31, 2016 and 2015 were held in an account backed by U.S. government securities.

Net cash of approximately $15.6 million, $25.3 million and $29.3 million was used in operating activities during 2016, 2015 and 2014, respectively. The major use of cash for operating activities during 2016 was to fund our clinical development programs and associated administrative costs. Cash used in investing activities was zero during 2016, 2015 and 2014. Cash provided by financing activities was $2.9 million, $102,000 and $147,000 during 2016, 2015 and 2014, respectively. Cash provided by financing activities during 2016 was due to the 1,506,808 ATM Shares sold at a weighted average price of $1.91, net of related expenses.

We have experienced negative cash flows from operations since inception. We will require substantial funds for R&D, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if appropriate, if the FDA or other regulatory approvals are obtained. Based on our current and planned clinical activities, we believe that our current liquidity will be sufficient to continue the development of our product candidates and meet our obligations as they become due through the second quarter of 2017. It is possible that our clinical trial activities will be more costly and take longer than we anticipate; accordingly, there can be no assurance that additional capital will not be necessary prior to the time anticipated. Our capital requirements will depend on many factors, which are discussed in detail in “Item 1A., Risk Factors” of this Form 10-K . Additionally, as discussed in Note 10, there is a third party individual patent holder that claims priority over our patent application for enclomiphene. The uncertainties relating to the foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

Contractual Obligations and Commercial Commitments

The Company leases laboratory and office space pursuant to leases accounted for as operating leases. The lease for the Company’s laboratory and office space expires in June 2020. Rental expense for the years ended December 31, 2016, 2015 and 2014, was approximately $103,000, $87,000 and $74,000, respectively. Future minimum lease payments under non-cancelable leases with original terms in excess of one year as of December 31, 2016, are as follows (in thousands):

2017	82
2018	84
2019	87
2020	44
Total	$297

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We had cash and cash equivalents of approximately $8.7 million as of December 31, 2016 which is primarily held in a money market mutual fund backed by U.S. government securities. Although this cash account is subject to fluctuations in interest rates and market conditions, no significant gain or loss on this account is expected to be recognized in earnings. We do not invest in derivative securities.

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

Based on management’s evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control

There have been no changes in our internal control over financial reporting during our quarter ended December 31, 2016 that have materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2017 annual meeting of stockholders. Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2016.

ITEM 11. Executive Compensation

The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2017 annual meeting of stockholders. Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2016.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2017 annual meeting of stockholders. Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2016.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2017 annual meeting of stockholders. Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2016.

ITEM 14. Principal Accountant Fees and Services

The information required by this item is hereby incorporated by reference from the information in our proxy statement for our 2017 annual meeting of stockholders. Such proxy statement will be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2016.

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

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPROS THERAPEUTICS INC.

Dated: March 31, 2017	By:	/s/ Larry Dillaha, M.D.
Larry Dillaha, M.D.
Interim President and Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Dillaha, M.D.	Interim President and Chief Executive Officer	March 31, 2017
Larry Dillaha, M.D.	(Principal Executive Officer)

/s/ Katherine A. Anderson	Chief Financial Officer and Secretary	March 31, 2017
Katherine A. Anderson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Patrick Fourteau	Chair of the Board	March 31, 2017
Patrick Fourteau

/s/ Daniel F. Cain	Director	March 31, 2017
Daniel F. Cain

/s/ Nola Masterson	Director	March 31, 2017
Nola Masterson

/s/ Saira Ramasastry	Director	March 31, 2017
Saira Ramasastry

/s/ Michael Wyllie	Director	March 31, 2017
Michael Wyllie, Ph.D.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Repros Therapeutics Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Repros Therapeutics Inc. and its subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 31, 2017

REPROS THERAPEUTICS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	December 31,	December 31,
	2016	2015
ASSETS

Current Assets
Cash and cash equivalents	$8,688	$21,393
Prepaid expenses and other current assets	66	84
Total current assets	8,754	21,477
Fixed Assets, net	3	8
Total assets	$8,757	$21,485

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,880	$1,969
Accrued expenses	779	949
Total current liabilities	2,659	2,918

Commitments and Contingencies (note 10)

Stockholders' Equity
Preferred Stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 75,000,000 shares authorized, 25,938,602 and 24,430,461 shares issued, respectively; 25,826,252 and 24,318,111 shares outstanding, respectively	26	24
Additional paid-in capital	326,981	322,179
Cost of treasury stock, 112,350 shares	(1,380)	(1,380)
Accumulated deficit	(319,529)	(302,256)
Total stockholders' equity	6,098	18,567
Total liabilities and stockholders' equity	$8,757	$21,485

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	For the Year Ended December 31,
	2016	2015	2014

Revenues and other income
Interest Income	$47	$11	$9
Total revenues and other income	47	11	9
Expenses
Research and development	12,753	24,116	27,107
General and administrative	4,567	5,087	5,437
Total expenses	17,320	29,203	32,544
Net loss	$(17,273)	$(29,192)	$(32,535)

Loss per share - basic and diluted	$(0.70)	$(1.20)	$(1.39)

Shares used in loss per share calculation:
Basic	24,660	24,298	23,432
Diluted	24,660	24,298	23,432

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands except share and per share amounts)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2013	23,125,565	$23	$314,405	112,350	$(1,380)	$(240,529)	$72,519
Stock based compensation	-	-	3,784	-	-	-	3,784
Issuance of 72,910 shares of common stock for the cashless exercise of 98,329 stock options	72,910	-	-	-	-	-	-
Exercise of stock options to purchase common stock stock for cash ($1.56 to $9.60 per share)	23,334	-	147	-	-	-	147
Issuance of 836,961 shares of common stock for the cashless exercise of 837,542 Series A Warrants	836,961	1	(1)	-	-	-	-
Issuance of 329,753 shares of common stock for the cashless exercise of 380,101 Series B Warrants	329,753	-	-	-	-	-	-
Proceeds from a shareholder transaction	-	-	102	-	-		102
Net loss	-	-	-	-	-	(32,535)	(32,535)
Balance at December 31, 2014	24,388,523	$24	$318,437	112,350	$(1,380)	$(273,064)	$44,017
Stock based compensation	-	-	3,742	-	-	-	3,742
Exercise of 37,093 Series A warrants to purchase common stock for cash @ $0.01 per share	37,093	-	-	-	-	-	-
Issuance of 4,845 shares of common stock for the cashless exercise of 15,000 stock options	4,845	-	-	-	-	-	-
Net loss	-	-	-	-	-	(29,192)	(29,192)
Balance at December 31, 2015	24,430,461	$24	$322,179	112,350	$(1,380)	$(302,256)	$18,567
Stock based compensation	-	-	1,928	-	-	-	1,928
Exercise of 1,333 Series A warrants to purchase common stock for cash @$0.01 per share	1,333	-	-	-	-	-	-
Issuance of 1,506,808 shares of common stock at a weighted average share price of $1.91, net of offering costs of $185	1,506,808	2	2,874	-	-	-	2,876
Net loss	-	-	-	-	-	(17,273)	(17,273)
Balance at December 31, 2016	25,938,602	$26	$326,981	112,350	$(1,380)	$(319,529)	$6,098

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2016	2015	2014

Cash Flows from Operating Activities
Net loss	$(17,273)	$(29,192)	$(32,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	24	43
Noncash stock-based compensation	1,928	3,742	3,784
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	18	103	3
Increase (decrease) in accounts payable and accrued expenses	(259)	(6)	(629)
Net cash used in operating activities	(15,581)	(25,329)	(29,334)

Cash Flows from Investing Activities
Capital expenditures	-	-	-
Net cash used in investing activities	-	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of offering costs	2,876	-	-
Exercise of stock options & warrants	-	-	147
Proceeds from a shareholder transaction	-	102	-
Net cash provided by financing activities	2,876	102	147
Net (decrease) increase in cash and cash equivalents	(12,705)	(25,227)	(29,187)
Cash and cash equivalents at beginning of period	21,393	46,620	75,807
Cash and cash equivalents at end of period	$8,688	$21,393	$46,620

The accompanying notes are an integral part of these consolidated financial statements.

1.	ORGANIZATION AND OPERATIONS:

Repros Therapeutics Inc. (the “Company”, “Repros,” or “we,” “us” or “our”) was organized on August 20, 1987. We are a biopharmaceutical company focused on the development of new drugs to treat hormonal and reproductive system disorders.

We are developing Proellex®, an orally administered selective blocker of the progesterone receptor in women, for the treatment of uterine fibroids and endometriosis. Uterine fibroids and endometriosis affect millions of women of reproductive age. Proellex® has shown statistically significant results in previous Phase 2 studies for uterine fibroids and endometriosis. We completed a low dose escalating study as permitted by the Food and Drug Administration (“FDA”) in late 2011, to determine both signals of efficacy and safety for low oral doses of the drug. There was no evidence of elevations of liver enzymes over baseline, suggesting these lower doses avoid the type of adverse events seen at much higher doses in earlier studies. On October 8, 2012, we announced that the FDA has agreed to a reclassification of the full clinical hold to a partial clinical hold on low dose oral Proellex® to allow us to conduct a Phase 2 study in the treatment of endometriosis. We initiated this study in November 2012 and it was fully enrolled in January 2016. On September 7, 2016, we announced positive clinical data for the first course of treatment in this Phase 2 study.

The Company has an active Investigational New Drug Application (“IND”) for the vaginal delivery of Proellex® for the treatment of uterine fibroids. Since the clinical hold relates only to oral delivery of Proellex®, this IND has no clinical hold issues. In the first quarter of 2012, we initiated a Phase 2 vaginal administration study for the treatment of uterine fibroids and subsequently reported the final study results in January 2013. We held an end of Phase 2 meeting with the FDA in May 2013, to discuss a Phase 3 study design for vaginally delivered Proellex as a treatment for uterine fibroids. The FDA recommended that a Phase 2B study should be conducted prior to commencing a Phase 3 program. On December 29, 2014, we announced that we have initiated a Phase 2B study for vaginally delivered Proellex® in the treatment of uterine fibroids. This study was fully enrolled in January 2016 and on November 14, 2016, we announced positive clinical data from this study after two 18-week courses of treatment as compared to placebo. However, the Company plans to propose the oral route of administration for Phase 3 development.

We are also developing enclomiphene, a single isomer of clomiphene citrate which is an orally active proprietary small molecule compound. Enclomiphene is for the treatment of secondary hypogonadism in overweight men wishing to restore normal testicular function. Men with secondary hypogonadism exhibit low testosterone levels due to under stimulated testes but they are generally fertile. Enclomiphene is designed to treat the underlying mechanism, insufficient stimulation of the testes by the pituitary, which causes secondary hypogonadism. Secondary hypogonadism due to being overweight or obese is the single greatest cause of hypogonadism in general.

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

Subsequently, on February 4, 2016, the Company attended a meeting with the FDA reviewers and senior leaders to discuss resolution of issues identified during the NDA review. The meeting covered a broad range of topics surrounding the NDA data as well as emerging agency and expert thinking regarding the treatment of hypogonadism. The Company believes based on the meeting that the FDA is not closed to considering secondary hypogonadism as an indication. Additionally, in January 2016, the Company initiated a Phase 2 double-blind, placebo controlled, proof of concept study, ZA-205, in obese secondary hypogonadal men to assess the impact of enclomiphene on metabolic parameters and quality of life under a diet and exercise regimen. This study was fully enrolled in February 2016 and on August 15, 2016, we reported six month interim results from this study.

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

On December 6, 2016, the Company participated in the industry presentation at the Bone, Reproductive and Urologic Drugs’ Advisory Committee meeting. The advisory panel provided the FDA with advice regarding a clinical and regulatory path to approval for products, such as enclomiphene, in subjects with obesity-related hypogonadism who wish to maintain spermatogenesis.  The panel voted 16 to 5 that the achievement of testosterone improvement while maintaining evidence of spermatogenesis was not sufficient, in and of itself, to provide evidence of clinical benefit. At the meeting, numerous panel members suggested that an additional endpoint related to symptoms should be assessed.

VASOMAX® has been on partial clinical hold in the U.S. since 1998, and no further development activities are planned.

On August 9, 2016, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), pursuant to which we may issue and sell from time to time through Ladenburg, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $10 million (the “ATM Shares”). Ladenburg is not required to sell on our behalf any specific number or dollar amount of the ATM Shares, but Ladenburg, upon acceptance of written instructions from us, agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices, to sell the ATM Shares up to the amount specified, and otherwise in accordance with the terms of a placement notice delivered to Ladenburg. We have no obligation to sell any ATM Shares under the Equity Distribution Agreement, and may at any time suspend sales under the Equity Distribution Agreement, provided that such suspension shall not affect either party’s obligations with respect to the ATM Shares sold prior to the receipt of notice of such suspension. Ladenburg receives a commission of 3% of the gross sales price of all ATM Shares sold through it under the Equity Distribution Agreement. The ATM Shares are issued pursuant to our shelf registration statement on Form S-3, as amended (File No. 333-197253). During the year ended December 31, 2016, we sold 1,506,808 ATM Shares at a weighted average share price of $1.91, for proceeds of approximately $2.9 million, net of expenses including approximately $92,000 in commissions to Ladenburg. Between January 1, 2017 and March 28, 2017, we sold an aggregate of 828,057 ATM Shares at a weighted average share price of $1.20, for proceeds of approximately $997,000, net of expenses including approximately $31,000 in commissions to Ladenburg.

As of December 31, 2016, we had accumulated losses of $319.5 million, approximately $8.7 million in cash and cash equivalents, and accounts payable and accrued expenses of approximately $2.7 million, in the aggregate. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates and meet our obligations as they become due through the second quarter of 2017. We continue to explore potential additional financing alternatives, including corporate partnering opportunities, that would provide sufficient funds to enable us to continue to develop our two product candidates through FDA approval; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

SHARE-BASED COMPENSATION

We had one stock-based compensation plan at December 31, 2016 the 2011 Equity Incentive Plan. Accounting for stock based compensation generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued. We use the Black-Scholes option pricing model to estimate the fair value of our stock options. Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options' vesting and contractual expiration dates. The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option's expected term.

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

3.	FIXED ASSETS:

Fixed assets are as follows (in thousands):

	December 31,
	2016	2015
Laboratory equipment	$20	$20
Office equipment	101	101
Furniture and fixtures	18	18
Leasehold improvements	77	77
Total fixed assets	216	216
Less — Accumulated depreciation and amortization	213	208
Net Fixed Assets	$3	$8

Depreciation was $5,000, $24,000 and $43,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

4.	OPERATING LEASES:

The Company leases laboratory and office space, pursuant to leases accounted for as operating leases. The lease for the Company’s laboratory and office space expires in June 2020. Rental expense for the years ended December 31, 2016, 2015 and 2014, was approximately $103,000, $87,000 and $74,000, respectively. Future minimum lease payments under non-cancelable leases with original terms in excess of one year as of December 31, 2016, are as follows (in thousands):

2017	82
2018	84
2019	87
2020	44
Total	$297

5.	ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	December 31,
	2016	2015
Personnel related costs	$512	$544
Research and development costs	174	300
Other	93	105
Total	$779	$949

6.	FEDERAL INCOME TAXES:

The Company has had net operating losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 2016, the Company has accumulated approximately $1.4 million of research and development tax credits. As of December 31, 2016, the Company had approximately $250.8 million of NOL carryforwards for federal income tax purposes. Additionally, approximately $12.2 million of NOLs and approximately $838,000 of research and development tax credits will expire in 2018. The NOLs will expire from 2018 through 2036. The research and development credits will expire from 2018 through 2022.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2016	2015
Net operating loss carryforwards	$85,263	$80,127
Research and development tax credits	1,384	1,384
Inventory reserve	1,510	1,510
Total deferred tax assets	88,157	83,021
Less — Valuation allowance	(88,157)	(83,021)
Net deferred tax assets	$—	$—

The Company adopted ASC 740-10 in 2007. The Company has no unrecognized tax benefits that should be accrued under ASC 740-10. The Company’s policy is to record interest and penalties on income taxes as a component of the income tax provision.

The Company’s only taxing jurisdictions are the United States, Texas and the United Kingdom. The Company’s tax years from 1998 to the present remain open for federal examination due to the net operating loss carryforwards. Texas has a four year statute of limitations so that returns filed since 2012 remain open for state examination.

7.	STOCKHOLDERS’ EQUITY:

OFFERINGS

On August 9, 2016, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), pursuant to which we may issue and sell from time to time through Ladenburg, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $10 million (the “ATM Shares”). Ladenburg is not required to sell on our behalf any specific number or dollar amount of the ATM Shares, but Ladenburg, upon acceptance of written instructions from us, agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices, to sell the ATM Shares up to the amount specified, and otherwise in accordance with the terms of a placement notice delivered to Ladenburg. We have no obligation to sell any ATM Shares under the Equity Distribution Agreement, and may at any time suspend sales under the Equity Distribution Agreement, provided that such suspension shall not affect either party’s obligations with respect to the ATM Shares sold prior to the receipt of notice of such suspension. Ladenburg receives a commission of 3% of the gross sales price of all ATM Shares sold through it under the Equity Distribution Agreement. The ATM Shares are issued pursuant to our shelf registration statement on Form S-3, as amended (File No. 333-197253). During the year ended December 31, 2016, we sold 1,506,808 ATM Shares at a weighted average share price of $1.91, for proceeds of approximately $2.9 million, net of expenses including approximately $92,000 in commissions to Ladenburg. Between January 1, 2017 and March 28, 2017, we sold an aggregate of 828,057 ATM Shares at a weighted average share price of $1.20, for proceeds of approximately $997,000, net of expenses including approximately $31,000 in commissions to Ladenburg.

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

LOSS PER SHARE

The following table presents information necessary to calculate loss per share for the three years ended December 31, 2016, 2015 and 2014 (in thousands, except per share amounts):

	2016	2015	2014
Net loss	$(17,273)	$(29,192)	$(32,535)
Weighted average common shares outstanding	24,660	24,298	23,432
Basic loss per share	$(0.70)	$(1.20)	$(1.39)
Weighted average common and dilutive potential common shares outstanding:
Weighted average common shares outstanding	24,660	24,298	23,432
Assumed exercise of stock options	—	—	—
	24,660	24,298	23,432
Diluted loss per share	$(0.70)	$(1.20)	$(1.39)

Other potential common stock of 2,792,357, 3,087,063 and 2,910,157, common shares underlying stock options and warrants for the periods ended December 31, 2016, 2015 and 2014, respectively, were excluded from the above calculation of diluted loss per share because such issuance would have been anti-dilutive. Potential common stock includes Series A Warrants issued in our February 8, 2011 public offering to purchase 2,502 and 39,595 shares of our common stock at an exercise price of $0.01, for the periods ended December 31, 2015 and 2014, respectively. Additionally, potential common stock for both periods ended December 31, 2015 and 2014 include Series B Warrants issued in our February 8, 2011 public offering to purchase 429,704 at an exercise price of $2.49. Both the Series A and Series B Warrants expired on February 8, 2016.

8.	STOCK OPTION PLANS:

As of December 31, 2016, there were 549,135 options available to grant under the 2011 Equity Incentive Plan. Options are granted with an exercise price per share which is equal to the fair market value per share of common stock on the date of grant. Vesting provisions for each grant are determined by the board of directors and typically vest over a three year period. All options expire no later than the tenth anniversary of the grant date.

A summary of the status of the Company’s outstanding options at December 31, 2016, 2015, and 2014 and changes during the years then ended is presented in the tables below:

	Stock Options	Weighted Average Exercise Price	Remaining Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2013	2,344,851	8.22
Granted	351,000	17.24
Exercised	(121,663)	5.27		$1,721.1
Forfeited/cancelled	(133,330)	11.65

Outstanding at December 31, 2014	2,440,858	9.48
Granted	442,333	8.29
Exercised	(15,000)	5.24		$37.5
Forfeited/cancelled	(213,334)	12.09

Outstanding at December 31, 2015	2,654,857	9.09
Granted	290,000	1.74
Exercised	—	—		—
Forfeited/cancelled	(152,500)	11.27

Outstanding at December 31, 2016	2,792,357	8.21	5.28
Exercisable at December 31, 2016	2,335,622	8.75	4.60

The following table summarizes information about stock options outstanding at December 31, 2016:

Range Of Exercise Prices		Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.82 to	$2.00	291,180	7.1	$1.50	118,690	$1.38
2.01 to	4.00	246,958	5.4	2.63	180,291	2.85
4.01 to	5.00	757,312	3.4	4.50	757,312	4.50
5.01 to	8.00	391,993	4.8	5.86	385,327	5.83
8.01 to	10.00	429,000	7.4	8.64	249,666	8.82
10.01 to	20.00	576,914	5.9	15.86	546,749	15.82
20.01 to	49.48	99,000	3.5	33.10	97,587	33.27
		2,792,357			2,335,622

Stock-based compensation is outlined in the following table (in thousands):

	2016	2015	2014
R&D expense	$669	$2,100	$1,924
G&A expense	1,259	1,642	1,860
Total expense	$1,928	$3,742	$3,784

At December 31, 2016, there was approximately $1.2 million of total unrecognized compensation cost related to non-vested stock options. This compensation cost is expected to be recognized over a weighted-average period of approximately 1.0 years.

Estimated fair values of stock options granted have been determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	2016	2015	2014
Risk-free interest rate	1.25%	1.6%	2.2%
Expected term	6 years	7 years	7 years
Volatility	113%	96%	89%
Dividend yield	—	—	—
Fair value	$1.45	$6.69	$13.41

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

Therapeutic uses of our enclomiphene product candidate are covered in the United States by ten issued U.S. patents and eleven pending patent applications. Foreign coverage of therapeutic uses of our enclomiphene product candidate includes 85 issued foreign patents and 112 foreign pending patent applications. The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of diabetes mellitus Type 2, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Enclomiphene (the trans-isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. We requested re-examination of one of these patents by the U.S. Patent and Trademark Office (“PTO”) based on prior art. The patent holder amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims were patentable in view of those publications under consideration and a re-examination certificate was issued. We subsequently filed a second request for re-examination by the PTO in light of a number of additional publications. The request was granted and all of the claims were finally rejected by the PTO in the re-examination. The patent holder appealed the rejections to the PTO Board of Patent Appeals and Interferences (the “PTO Board”) which ultimately reversed the rejections of several dependent claims in view of those publications under consideration. The patent holder filed a Notice of Appeal to the Federal Circuit on September 28, 2010 contesting the rejections maintained by the PTO Board. A decision was rendered by the Court of Appeals for the Federal Circuit on December 12, 2011, affirming the rejection of the appealed claims. The PTO issued an Ex Parte Reexamination Certificate on April 29, 2013, canceling the rejected claims and confirming the patentability of the remaining claims. Nevertheless, we believe that our development of enclomiphene does not infringe any of the remaining claims and that all of the remaining claims are invalid on various grounds including additional prior art publications. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. If necessary, we intend to vigorously defend any and all claims that may be brought by the holder of such patents in a court of competent jurisdiction in order to develop enclomiphene further. Adverse determinations in litigation proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities, in which case we may not be able to successfully commercialize or out-license enclomiphene until such patents expire or are otherwise no longer in force.

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

11.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

	First Quarter Ended March 31, 2016	Second Quarter Ended June 30, 2016	Third Quarter Ended September 30, 2016	Fourth Quarter Ended December 31, 2016
	(In thousands except per share amounts)
Revenues and other income:
Interest income	$17	$15	$10	$5
Total revenues and other income	17	15	10	5
Expenses:
Research and development	3,765	3,243	3,182	2,563

General and administrative	1,096	1,052	997	1,422
Total expenses	4,861	4,295	4,179	3,985
Net loss	$(4,844)	$(4,280)	$(4,169)	$(3,980)

Net loss per share – basic and diluted	$(0.20)	$(0.18)	$(0.17)	$(0.16)
Shares used in loss per share calculation	24,318	24,319	24,495	25,545

	First Quarter Ended March 31, 2015	Second Quarter Ended June 30, 2015	Third Quarter Ended September 30, 2015	Fourth Quarter Ended December 31, 2015
	(In thousands except per share amounts)
Revenues and other income:
Interest income	$1	$1	$1	$8
Total revenues and other income	1	1	1	8
Expenses:
Research and development	7,321	6,450	5,506	4,839

General and administrative	1,205	1,342	1,100	1,440
Total expenses	8,526	7,792	6,606	6,279
Net loss	$(8,525)	$(7,791)	$(6,605)	$(6,271)

Net loss per share – basic and diluted	$(0.35)	$(0.32)	$(0.27)	$(0.26)
Shares used in loss per share calculation	24,276	24,278	24,318	24,318

12.	SUBSEQUENT EVENTS:

On February 1, 2017, Joseph S. Podolski left as our President and Chief Executive Officer, and also as a member of our Board of Directors.  Following Mr. Podolski’s departure, Larry Dillaha, M.D. was appointed to serve, on an interim basis, as the Company’s President and Chief Executive Officer, and the Board awarded him a grant of 50,000 stock options to vest upon the successful completion of certain milestones.  In connection with his departure and in accordance with the terms of his Employment Agreement, dated as of June 16, 2014, Mr. Podolski and the Company entered into a Release Agreement with the Company dated as of February 1, 2017. Mr. Podolski will receive certain severance payments in accordance with the Employment Agreement and Release Agreement, and the Company expects to record a charge in the first quarter of 2017 of approximately $2.8 million related to such payments.

On February 1, 2017, the Board of Directors (the “Board”) awarded to Katherine Anderson, the Company’s CFO, 10,000 restricted shares of common stock per month on the first day of each month beginning February 1, 2017 and ending on July 1,2017, to vest on the last day of the month of grant.

On February 13, 2017, the Board awarded each board member a grant of 40,000 restricted stock units, to settle in shares of the Company’s common stock and to vest in equal monthly installments over the three years following the date of grant.

Additionally, on February13, 2017, the Board awarded Michael Wyllie, a director of the Company, and Larry Dillaha, a grant of 50,000 stock options each. Both option awards will vest upon successful completion of certain milestones.

