Form 10-K/A
period 2016-12-31
REPROS THERAPEUTICS INC.
filed 2017-04-28
CIK 897075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-15281
_______________

Repros Therapeutics Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0233274
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2408 Timberloch Place, Suite B-7
The Woodlands, Texas	77380
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of "large accelerated filer,” accelerated filer", “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if smaller reporting company)	Smaller reporting company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

As of April 24, 2017, there were 26,716,519 shares of the registrant's common stock outstanding.

Documents incorporated by reference: None in this Amendment No. 1.

REPROS THERAPEUTICS INC
2016 FORM 10-K/A ANNUAL REPORT

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

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 31, 2017, solely for the purpose of amending and supplementing Part III of the Annual Report on Form 10-K. This amendment changes our Annual Report only by including the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. In addition, we are also including Exhibits 31.1 and 31.2 as required by the filing of this amendment.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors

The names of the Company’s directors and certain additional information with respect to each of them are set forth below.

Name	Age	Position with the Company	Year First Became Director
Larry Dillaha, M.D.	53	President, Chief Executive Officer and Director	2017
Daniel F. Cain	71	Director	2004
Patrick Fourteau	69	Chairman of the Board	2016
Nola E. Masterson	70	Director	2004
Saira Ramasastry	41	Director	2013
Michael G. Wyllie, Ph.D., DSC	66	Director	2011

Larry Dillaha, M.D. Dr. Dillaha was named the Company’s President and Chief Executive Officer on April 9, 2017 and was also appointed to appointed to the Company’s Board of Directors. Dr. Dillaha, has since November 2016 been the Chief Executive Officer and a member of the Board of Directors of CavtheRx, a pre-IND stage, virtual company focused on developing Caveolin Modulators for a variety of inflammatory indications. From April 2014 through January 2017, Dr. Dillaha was the Chief Operating Officer and Chief Medical Officer of New Haven Pharmaceuticals, a specialty pharmaceutical company. From April 2010 through March 2014, Dr. Dillaha was the Chief Medical Officer of Insys Therapeutics, from March 2006 through March 2010, Dr. Dillaha was the Chief Medical Officer of Sciele Pharma, both specialty pharmaceutical companies, and from 2002 through February 2006, Dr. Dillaha was Medical Director, Cardiovascular at Sanofi-Synthelabo / Sanofi. Before that, Dr. Dillaha was a physician in private practice. Dr. Dillaha received his undergraduate degree from the University of Tennessee, Knoxville and his M.D. from the University of Tennessee, Memphis.

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

Patrick Fourteau. Mr. Fourteau was elected a director, serving as chair of the board, in May 2016 by the other members of the board following their decision to bring in additional members with appropriate experience. Mr. Fourteau currently serves as the Chief Executive Officer and a member of the Board of Directors of New Haven Pharmaceutical. Mr. Fourteau served as President and Chief Executive Officer of Shionogi from 2008 until 2010. Prior to the acquisition of Sciele Pharma by Shionogi, Mr. Fourteau served as President and CEO of Sciele Pharma from 2003 until 2008 and served on the board of directors of Sciele from 2004 until 2008. Mr. Fourteau served as President of Worldwide Sales of inVentiv Health, Inc. from 2000 to 2002. Mr. Fourteau served as President of various divisions of St. Jude Medical, Inc. from 1995 to 2000 and as an Executive of Eli Lilly and Company prior to 1995. Mr. Fourteau is a member of the Board of Directors of Insys Therapeutics, Inc. (NASDAQ:INSY). Mr. Fourteau earned his MBA from Harvard University and a B.A. and M.A. in Mathematics from the University of California, Berkeley. Mr. Fourteau provides us with his more than 35 years’ experience in corporate development, particularly in the pharmaceutical industry.

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

Name	Age	Position
Larry Dillaha, M.D.	53	President, Chief Executive Officer and Director
Katherine A. Anderson, C.P.A.	59	Chief Financial Officer and Secretary
Jaye Thompson, Ph.D.	51	Senior Vice President of Clinical and Regulatory
Joachim F. Wernicke, Ph.D, M.D.	69	Chief Medical Officer

Information pertaining to Dr. Dillaha may be found above under “Directors”.

Katherine A. Anderson, C.P.A. Ms. Anderson originally joined us in 2002 as an independent contractor controller and, effective October 2009, assumed the additional position of Chief Accounting Officer. She has been Chief Financial Officer since August 2011. Ms. Anderson is a certified public accountant with over 30 years of experience in accounting and finance, including more than 15 years in the biotechnology industry. Ms. Anderson earned a B.S. degree in accounting from The University of Houston.

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

corporate governance

Board Meetings

Our operations are managed under the broad supervision of the board of directors, which has ultimate responsibility for the establishment and implementation of our general operating philosophy, objectives, goals and policies. The positions of chair of the board of directors and the chief executive officer of the Company are currently held by different individuals, Patrick Fourteau and Larry Dillaha, M.D., respectively. The Company believes that this structure provides the Company with the appropriate level of risk oversight. Our board of directors is currently comprised of a majority of independent directors. The board of directors has determined that Mr. Cain, Mr. Fourteau, Ms. Masterson, Ms. Ramasastry and Dr. Wyllie are all “independent” as independence is defined under the listing standards for The NASDAQ Stock Market. The board based these determinations primarily on a review of the responses our directors provided to questions regarding employment and compensation history, affiliations and family and other relationships. During 2016, the board of directors convened on four occasions. All directors attended 100% of the meetings held by the board and any committee of the board on which he or she served during his or her tenure in 2016. Our current policy is to have our directors attend our annual meeting of stockholders, and three of our current directors on the Board at that time attended our 2016 meeting of stockholders.

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

Director	Audit	Compensation and Option	Nominating and Corporate Governance
Daniel F. Cain	√ (Chair)	√	√
Patrick Fourteau			√
Nola E. Masterson	√	√(Chair)	√
Saira Ramasastry.	√	√	√
Michael G. Wyllie, Ph.D., DSC.			√ (Chair)

Audit Committee. The audit committee, which is currently comprised of Mr. Cain, as chair, Ms. Masterson and Ms. Ramasastry, provides assistance to the board of directors in fulfilling its responsibilities relating to corporate accounting and reporting practices, recommends to the board of directors the engagement by us of our independent public accountants, approves services performed by our independent public accountants, including fee arrangements and the range of audit and non-audit services, maintains a direct line of communication between the board of directors and our independent public accountants and performs such other functions as may be prescribed with respect to audit committees under applicable rules, regulations and policies of The NASDAQ Stock Market. The audit committee also evaluates our system of internal controls, the internal audit function and other related areas. The audit committee holds a private executive session with our independent auditors following every audit committee meeting. This executive session excludes management. The audit committee meets quarterly and convened four times in 2016.

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

Compensation and Option Committee. The compensation and option committee, which is currently comprised of Ms. Masterson, as chair, Mr. Cain and Ms. Ramasastry, establishes the compensation for our President and Chief Executive Officer, including applicable bonus milestones and equity/option grants. The committee also may be involved in or may approve, depending on the availability of the board of directors, grants of awards to other employees, may determine the terms and conditions provided for in each option grant, and may, as requested by our President and Chief Executive Officer, review and recommend to the board of directors the amount of compensation to be paid to our officers. The compensation committee generally convenes on an as needed basis. The compensation and option committee met once in 2016. The board of directors has determined that each member of the compensation and option committee is independent, as independence is defined in the listing standards for The NASDAQ Stock Market.

Nominating and Corporate Governance Committee. The nominating and corporate governance committee is currently comprised of Dr. Wyllie, as chair, Mr. Cain, Mr. Fourteau, Ms. Masterson and Ms. Ramasastry. The nominating and corporate governance committee investigates and makes recommendations to the board with respect to qualified candidates to be nominated for election to the board and reviews and makes recommendations to the board of directors with regard to candidates for directors nominated by stockholders in accordance with our bylaws. This committee also investigates and makes recommendations to the board with regard to all matters of corporate governance, including the structure, operation and evaluation of the board and its committees. The nominating and corporate governance committee met once during 2016. The board of directors has determined that each current member of the nominating and corporate governance committee is independent, as independence is defined in the listing standards for The NASDAQ Stock Market.

Executive Sessions of the Board of Directors. Our policy is to have non-management directors meet regularly in executive sessions following each of our regularly scheduled meetings of the board of directors in a calendar year. A non-management director is any director who is not an employee and does not include any director who is not independent as determined by the board of directors. Non-management directors presently consist of all current directors except Dr. Dillaha. The non-management directors met a total of four times during calendar year 2016.

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

When seeking candidates for director, the nominating and corporate governance committee may solicit suggestions from incumbent directors, management, stockholders or others. While the committee has authority under its charter to retain a search firm for this purpose, no such firm was utilized in 2016. After conducting an initial evaluation of a potential candidate, the committee will interview that candidate if it believes such candidate might be suitable to be a director. The committee may also ask the candidate to meet with management. If the committee believes a candidate would be a valuable addition to the board of directors, it will recommend to the full board of directors that candidate’s election. All of our current directors are standing for re-election at the annual meeting.

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

Section 16(a) Beneficial ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership (Forms 3, 4 and 5) of common stock with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all such forms that they file. To our knowledge, based solely on our review of the copies of such reports received by us and on written representations by certain reporting persons that no reports on Form 5 were required, we believe that during the fiscal year ended December 31, 2016, all Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders were complied with in a timely manner.

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

The board of directors establishes and oversees compensation for all our executive officers through the Company’s compensation and option committee or its chief executive officer as applicable. The compensation and option committee is responsible for determining the compensation for our chief executive officer (during 2016, Joseph S. Podolski), reviewing the proposed compensation of other senior management persons and key employees, and for administering our incentive plans under which grants may be made to all of our employees as well as directors. This includes establishing performance based milestones for purposes of our chief executive officer’s bonus compensation. The committee also determines whether any potential bonus was earned by our chief executive officer, how any potential bonus will be paid and reviews and approves the proposed bonus payments for all other officers and key employees.  Our chief executive officer does not participate in deliberations relating to these determinations. The chief executive officer provides recommendations to the compensation and option committee regarding the compensation of the other officers in the Company, namely Katherine A. Anderson, Dr. Jaye Thompson and Dr. Joachim F. Wernicke, and the compensation and option committee then meets with our chief executive officer concerning their compensation and makes its final determination of the appropriate compensation amounts for each of them.

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

The compensation committee notes that at our 2016 annual meeting of stockholders, the compensation of our named executive officers was approved by 94.6% of the votes cast. The compensation committee believes that this signifies our stockholders’ support of our approach to executive compensation. Based on the substantial stockholder support of our executive compensation programs, the compensation committee elected not to make significant changes to our program in 2016. The compensation committee remains open to any concerns expressed by our stockholders and will continue to consider the outcome of future say-on-pay votes when making compensation decisions for our named executive officers.

Overall 2016 Compensation

The Summary Compensation Table set forth below reflects the compensation that our named executive officers were paid in 2016 in accordance with SEC rules. However, particularly with respect to compensation from option awards, such table reflects compensation that relates to options granted prior to 2016 which vested in 2016. In order to provide additional clarification on all compensation paid in consideration of 2016 performance, we are providing the following table. It should not be read as a replacement of the Summary Compensation Table or the other tables appearing in this Item 11, but as a supplement thereto. The amounts reflected in this table include:

•	2016 annual salary;
•	2016 annual incentive compensation (bonus paid in 2017 in consideration of 2016 performance);
•	Other compensation paid in 2016; and
•	Options granted for service in 2016.

Recent Developments

On February 1, 2017, Joseph S. Podolski left as our President and Chief Executive Officer, and also as a member of our Board of Directors. Following Mr. Podolski’s departure, Dr. Dillaha was appointed to serve, on an interim basis, as the Company’s President and Chief Executive Officer. This appointment was made permanent on April 9, 2017, and Dr. Dillaha was also appointed to the Board of Directors on that date.

Name	Salary	Annual Cash Incentive Compensation	All Other Compensation (1)	Total Cash Compensation	2016 Options

Joseph S. Podolski	$495,000	$420,750	$36,010	$951,760	—
Katherine A. Anderson	$325,000	—	$19,871	$344,871	—
Jaye Thompson, Ph.D.	$250,000	—	$8,083	$258,083	10,000

1)	Includes (i) $21,160, $10,121 and $583 paid for health benefits on behalf of Mr. Podolski, Ms. Anderson and Dr. Thompson, respectively; and (ii) $14,850, $9,750 and $7,500 in contributions in a simple IRA made by us on behalf of Mr. Podolski, Ms. Anderson and Dr. Thompson, respectively.

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation for the last three fiscal years awarded to or earned by the individuals who served as our chief executive officer and our two other most highly compensated executive officers during fiscal year 2016: Joseph S. Podolski, Chief Executive Officer, Katherine A. Anderson, Chief Financial Officer and Dr. Jaye Thompson, Senior Vice President of Clinical and Regulatory. We have entered into employment agreements with Mr. Podolski, Ms. Anderson and Dr. Thompson.   The material terms of those agreements are described below.

Based on the summary compensation information provided below, “Salary” accounted for approximately 63% of the total compensation paid to the named executive officers for 2016.

Name and Principal Position	Year	Salary	Bonus		Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total

Joseph S. Podolski	2016	$495,000	$420,750	(2)	—	—	—	—	$36,010	(3)	$951,760
President & CEO	2015	$495,000	$346,500		—	—	—	—	$35,048	(4)	$876,548
	2014	$495,000	$396,000		—	$2,040,000	—	—	$37,439	(5)	$2,968,439

Katherine A. Anderson	2016	$325,000	—		—	—	—	—	$19,871	(6)	$344,871
CFO and Secretary	2015	$325,000	$48,750		—	$205,500	—	—	$18,750	(7)	$598,000
	2014	$325,000	—		—	$83,900	—	—	$19,229	(8)	$428,129

Jaye Thompson, Ph.D.	2016	$250,000	—		—	$15,000	—	—	$8,083	(9)	$273,083
VP, Clin. & Reg.	2015	$250,000	$37,500		—	—	—	—	$7,818	(10)	$295,318
	2014	$250,000	—		—	—	—	—	$6,276	(11)	$256,276

1)   Represents grant date fair value of stock options granted in 2016, 2015 and 2014. Based on the assumptions set forth in Note 2 to our Notes to Condensed Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 related to calculation of value of stock based compensation.

2)   Paid in January 2017 for services performed in 2016.

3)   This amount is comprised of $21,160 paid by us on behalf of Mr. Podolski for health benefits and $14,850 in contributions made by us on behalf of Mr. Podolski in a simple IRA.

4)   This amount is comprised of $20,198 paid by us on behalf of Mr. Podolski for health benefits and $14,850 in contributions made by us on behalf of Mr. Podolski in a simple IRA.

5)   This amount is comprised of $22,939 paid by us on behalf of Mr. Podolski for health benefits and $14,500 in contributions made by us on behalf of Mr. Podolski in a simple IRA.

6)   This amount is comprised of $10,121 paid by us on behalf of Ms. Anderson for health benefits and $9,750 in contributions made by us on behalf of Ms. Anderson in a simple IRA.

7)   This amount is comprised of $9,000 paid by us on behalf of Ms. Anderson for health benefits and $9,750 in contributions made by us on behalf of Ms. Anderson in a simple IRA.

8)   This amount is comprised of $9,479 paid by us on behalf of Ms. Anderson for health benefits and $9,750 in contributions made by us on behalf of Ms. Anderson in a simple IRA.

9)   This amount is comprised of $583 paid by us on behalf of Dr. Thompson for health benefits and $7,500 in contributions made by us on behalf of Dr. Thompson in a simple IRA.

10)   This amount is comprised of $318 paid by us on behalf of Dr. Thompson for health benefits and $7,500 in contributions made by us on behalf of Dr. Thompson in a simple IRA.

11)   This amount is comprised of $338 paid by us on behalf of Dr. Thompson for health benefits and $5,938 in contributions made by us on behalf of Dr. Thompson in a simple IRA.

Base Salary

Salaries are provided to employees as compensation for basic services to the Company and to meet the objective of attracting and retaining talent.  The board of directors initially approves the hiring and promotion of any of our executive officers, including their compensation and option package.  Prior to his departure, the base salary for Mr. Podolski was normally reviewed on an annual basis by the compensation and option committee.  The base salaries for Ms. Anderson and Dr. Thompson are recommended to our compensation and option committee by our chief executive officer, and the compensation and option committee then meets with our chief executive officer concerning his recommendations and makes its final determination of the appropriate compensation amounts for each of such officers.

When establishing or reviewing base compensation levels for Mr. Podolski, the compensation and option committee, in accordance with its general compensation policy, considered numerous factors, including:

•	the responsibilities relevant to the position;

•	the qualifications of the executive and the relevant experience of the particular individual;

•	strategic goals for which the executive has responsibility; and

•	general compensation surveys and data available in the industry.

No pre-determined weights are given to any one of such factors.

No changes were made during 2016 to the annual salaries of the named executive officers.

Annual Cash Incentives and Bonus

The Company awards annual cash incentive awards as it deems appropriate in order to align employees’ goals with the Company’s objectives.  In 2016, Mr. Podolski was eligible to receive, upon the decision of the compensation and option committee, a cash incentive award to the extent to which certain defined personal and corporate performance goals were achieved.  Mr. Podolski’s employment agreement, dated June 16, 2014, established a potential cash incentive of not less than 100% of base salary.  Each year, the compensation and option committee meets with Mr. Podolski to establish suitable incentive milestones for him according to our needs and his particular job responsibilities. For calendar year 2016, the compensation and option committee established applicable value weights or percentages for each particular milestone, for purposes of earning his annual cash incentive award. These 2016 milestones included, with applicable weights: submission of an MAA with the EMA for enclomiphene, 10%; attend an advisory committee meeting relating to secondary hypogonadism, 15%; report successful first course of treatment results for vaginally administered Proellex® in the treatment of uterine fibroids, 15%; report successful first course of treatment results for orally administered Proellex® in the treatment of uterine fibroids, 15%; report successful first course of treatment results for orally administered Proellex® in the treatment of endometriosis, 15%; report clinical benefit for enclomiphene as compared to placebo in study ZA-205 after 6 months of treatment, 15%; obtain licensing agreement, 25%; and initiate two new INDs in women’s health, 10%. Achievement of all such milestones could have resulted in a cash incentive payment of 120% of Mr. Podolski’s base salary. The compensation and option committee usually meets around the end of the calendar year to review the performance of Mr. Podolski and make a recommendation as to the achievement of such milestone targets. For 2016, the committee determined, based on the pre-determined incentive milestones, to award Mr. Podolski 85% of his base salary (as compared to the maximum available 120%), which was paid in January 2017.

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

During 2016, we granted options to purchase 290,000 shares to all of our employees and officers, which represented 1% of our outstanding common stock at December 31, 2016 and, of such amount, we granted options to purchase 20,000 shares to our executive officers (including 10,000 to Dr. Thompson), representing 7% of the total number of shares granted to our employees and officers.

Perquisites

We match employee contributions to a simple IRA on a dollar for dollar basis up to 3% of salary and bonus after one year of continued employment with the Company.  These contributions are available to all employees.  We provide health, dental and life insurance benefits to all of our employees.  These benefits are provided to attract and retain talent.

GRANTS OF PLAN-BASED AWARDS

The following table presents each grant of stock options in 2016 to the individuals named in the summary compensation table.  There were no estimated future payouts to report under either non-equity or equity incentive plan awards:

Name	Grant Date	All Other Stock Awards: No. of Shares of Stock or Units	All Other Option Awards: No. of Securities Underlying Options	Exercise or Base Price of Option Awards	Closing Price of Stock on Grant Date	Grant Date Fair Value of Option Awards(1)

Joseph S. Podolski, President & CEO	—	—	—	—	—	—

Katherine A. Anderson, Chief Financial Officer and Secretary	—	—	—	—	—	—

Jaye Thompson, Ph.D.,VP Clinical and Regulatory	7/5/16	—	10,000	$1.73	$1.73	$15,000

(1) Based on the assumptions set forth in Note 3 to our Notes to Condensed Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 related to calculation of value of stock-based compensation.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table presents information about unexercised options that were held by each of the individuals listed in the summary compensation table as of December 31, 2016.  None of the individuals listed in the summary compensation table hold any stock awards.

	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

Joseph S. Podolski,	12,500	—		—	$49.04	01/08/17
President & CEO	12,500	—		—	$35.20	02/18/19
	21,740	—		—	$2.92	12/02/19
	16,589	—		—	$3.28	02/04/20
	11,479	—		—	$3.16	05/03/20
	26,672	—		—	$1.36	07/02/20
	15,114	—		—	$2.40	08/25/20
	27,274	—		—	$1.33	10/28/20
	26,478	—		—	$1.37	12/20/20
	300,000	—		—	$4.50	02/28/21
	5,085	—		—	$5.35	03/16/21
	74,823	—		—	$5.64	06/01/21
	7,293	—		—	$3.73	09/30/21
	5,644	—		—	$4.82	12/30/21
	50,000	—		—	$14.23	09/05/22
	137,500	12,500	(1)	—	$17.47	03/26/24

Katherine A. Anderson	10,000	—		—	$3.12	03/15/20
Chief Financial Officer	50,000	—		—	$4.50	02/28/21
and Secretary	5,000	—		—	$5.64	06/01/21
	125,000	—		—	$5.60	08/01/21
	20,000	—		—	$14.69	09/10/22
	4,587	413	(2)	—	$21.48	01/16/24
	10,000	20,000	(3)	—	$8.44	02/05/25

Jaye Thompson, Ph.D.	10,000	—		—	$2.80	11/12/19
VP, Clinical &	1,250	—		—	$2.80	05/17/20
Regulatory	40,000	—		—	$4.50	02/28/21
	5,000	—		—	$5.64	06/01/21
	5,000	—		—	$7.88	06/13/22
	100,000	—		—	$8.95	03/26/23
	—	10,000	(4)	—	$1.73	07/15/26

(1) The shares underlying this option vest in equal quarterly installments over a three year period.  The first installment of 12,500 shares vested on June 26, 2014 and the remainder vests quarterly thereafter.

(2) The shares underlying this option vest in equal quarterly installments over a three year period.  The first installment of 417 shares vested on April 16, 2014 and the remainder vests quarterly thereafter.

(3) The shares underlying this option vest in equal annual installments over a three year period.  The first installment of 10,000 shares vest on February 5, 2016 and the remainder vests annually thereafter.

(4) The shares underlying this option vest in equal annual installments over a three year period.  The first installment of 3,333 shares will vest on July 5, 2017 and the remainder vests annually thereafter.

Options Exercised and Stock Vested

None of our named executive officers exercised any of their exercisable options during fiscal 2016 nor did any of our named executive officers receive or vest in any stock awards during fiscal 2016.

Post-Employment Compensation

Mr. Podolski’s employment agreement provided for a fixed term of employment until June 15, 2018. Any unvested options held by Mr. Podolski were to become fully exercisable in the event he was terminated without cause, and he was entitled to a two (2) year period post termination of employment in which to exercise all options regardless of the reason from termination (unless due to cause).

In addition, Mr. Podolski’s employment agreement provided for the following in the event of Mr. Podolski’s termination by the Company without Cause or his resignation for Good Reason (both as defined in the Agreement), and upon his execution, and nonrevocation, of a prescribed release: (1) payment of a severance payment equal to an amount equal to three times the amount that results from (x) the sum of (i) Mr. Podolski’s annual base salary (at the rate in effect immediately before the date of termination) and target bonus for the fiscal year in which the termination occurs, (ii) Mr. Podolski’s annual base salary for each of the two calendar years immediately prior to the calendar year in which the termination date occurs and (iii) the annual bonus that was actually earned and paid to Mr. Podolski for the two fiscal years that immediately precede the fiscal year in which the termination date occurs, divided by (y) three. In addition, Mr. Podolski is eligible for reimbursement of amounts paid for COBRA coverage for the eighteen (18) month period following the date of termination for Mr. Podolski, his spouse and his eligible dependents, less the amount that he would be required to contribute for medical and dental coverage if he remained an active employee of the Company. Further, all outstanding stock options held by Mr. Podolski that are not vested and exercisable as of the date of termination will become fully vested and exercisable on the date of termination and all outstanding stock options held by Mr. Podolski on his date of termination will remain exercisable for the shorter of (x) a period of two (2) years from the date of termination or (y) the remaining term of the option. When Mr. Podolski left the Company in early 2017, he received the compensation and benefits as described in this paragraph for a termination without Cause.

Ms. Anderson’s employment agreement expires in August 2017 with automatic annual renewals unless otherwise terminated by either party. If terminated for reasons other than cause or if Ms. Anderson resigns for good reason, Ms. Anderson is entitled to salary and certain employment benefits for twelve (12) months following termination.

Dr. Thompson’s employment agreement expires in March 2018, with automatic annual renewals unless otherwise terminated. If terminated for reasons other than cause or if Dr. Thompson resigns for good reason (both defined in the agreement), Dr. Thompson is entitled to severance payments equal to six (6) months of her base salary in the aggregate and certain employment benefits.

Compensation and Option Committee Report

The compensation and option committee has reviewed and discussed the Compensation Discussion and Analysis for the year ended December 31, 2016 with management, and based on such reviews and discussions, the compensation and option committee recommended to the board, and the board has approved, that the Compensation Discussion and Analysis be included in this Form 10-K/A for filing with the SEC.

The foregoing report is given by the following members of the compensation and option committee:

Nola E. Masterson, Chair

Daniel F. Cain

Saira Ramasastry

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

Director Compensation

The following table presents summary information for the year ended December 31, 2016 regarding the compensation of the non-employee members of our board of directors.

Name	Fees Earned or Paid in Cash(1)	Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total

Daniel F. Cain	$57,000	—	$6,450	—	—	—		$63,450

Patrick Fourteau	$30,125	—	$171,450	—	—	—		$201,575

Nola Masterson	$65,000	—	$6,450	—	—	—		$71,450

Saira Ramasastry	$49,000	—	$6,450	—	—	—		$55,450

Michael Wyllie	$33,000	—	$6,450	—	—	$66,996	(3)	$106,446

(1)        Except as otherwise indicated, all of the amounts in this column reflect cash fees paid to or earned by our non-employee directors for attending board or committee meetings during fiscal 2016.

(2)        The amounts set forth in this column reflect the value attributed to the option awards granted to our non-employee directors during 2016.  On May 12, 2016, Mr. Fourteau was elected as a director, serving as chair of the board and received a grant of an option to purchase 100,000 shares of our common stock. Additionally, at our annual meeting held on June 28, 2016, all of our non-employee directors received a grant of an option to purchase 5,000 shares of our common stock. The following table reflects the aggregate number of outstanding options (including unexercisable options) held by our current non-employee directors as of December 31, 2016:

Director	Number of shares underlying outstanding options

Daniel F. Cain	111,250

Patrick Fourteau	105,000

Nola Masterson	113,000

Saira Ramasastry	90,000

Michael Wyllie	101,668

(3)        In February 2015, we entered into a consulting arrangement with Dr. Wyllie pursuant to which he shall receive, effective as of February 2015 and for so long as Dr. Wyllie continues to provide specified services to the Company, a monthly consulting fee of approximately $5,600.

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

During 2016, we paid an aggregate of $234,125 in cash to our non-employee directors.

Our policies regarding granting awards under the 2011 Equity Incentive Plan are as follows: (i) each non-employee director who is first elected to the board is entitled to receive an option to purchase 40,000 shares of common stock on the date on which he or she first becomes a non-employee director, vesting quarterly over three (3) years, and (ii) each non-employee director in office immediately after each subsequent annual meeting of stockholders will receive an option to purchase 5,000 shares of common stock, vesting over twelve (12) months, effective on such date. During 2016, options to purchase an aggregate of 125,000 shares of common stock were granted to non-employee directors.

In addition, in February 2015 we entered into a consulting arrangement with Dr. Wyllie pursuant to which he shall receive, effective as of February 2015 and for so long as Dr. Wyllie continues to provide specified services to the Company, a monthly consulting fee of approximately $5,600.

ITEM 12. SECURITY OWNERSHOP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table presents certain information regarding the beneficial ownership of our common stock as of April 24, 2017 by:

•	each person who is known by us to own beneficially more than 5% of the outstanding shares of common stock;

•	each director and nominee for director;

•	each executive officer named in the Summary Compensation Table under the heading “Executive Compensation”; and

•	all directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock(1)		Percentage of Class(2)

Katherine A. Anderson, C.P.A.	288,875	(3)	1.1%
Daniel F. Cain	116,281	(4)	*
Patrick Fourteau	75,697	(5)	*
Nola E. Masterson	107,031	(6)	*
Joseph S. Podolski	870,613	(7)	3.2%
Saira Ramasastry	84,031	(8)	*
Jaye Thompson, Ph.D.	161,250	(9)	*
Michael G. Wyllie, Ph.D., DSC	105,058	(11)	*
All directors and executive officers as a group (8 persons)	1,925,502	(3)-(11)	6.8%

FMR, LLC	1,673,644	(12)	6.3%

*	Does not exceed 1%.
(1)	Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by such persons.
(2)	In accordance with the rules of the Securities and Exchange Commission, or SEC, each beneficial owner’s percentage ownership assumes the exercise of all options held by such person that are exercisable within 60 days after April 24, 2017.
(3)	Includes 235,000 shares of common stock issuable upon exercise of options.
(4)	Includes 100,837 shares of common stock issuable upon exercise of options.
(5)	Includes 71,253 shares of common stock issuable upon exercise of options.
(6)	Includes 102,587 shares of common stock issuable upon exercise of options.
(7)	Includes (i) 75 shares of common stock which are held by certain of Mr. Podolski’s family members and (ii) 763,191 shares of common stock issuable upon exercise of options. Mr. Podolski disclaims beneficial ownership of the shares owned by his family members.
(8)	Includes 79,587 shares of common stock issuable upon exercise of options.
(9)	Includes 161,250 shares of common stock issuable upon exercise of options.
(10)	Includes 106,666 shares of common stock issuable upon exercise of options.
(11)	Includes 91,255 shares of common stock issuable upon exercise of options.
(12)	Based on a Schedule 13G/A dated February 14, 2017 filed with the SEC, FMR LLC, a parent holding corporation (“FMR”) may be deemed to be the beneficial owner of these shares, of which 1,426,348 are owned by the Select Biotechnology Portfolio, an investment company advised by Fidelity Management & Research Company (“FMR Co.”), a wholly owned subsidiary of FMR and a registered investment advisor. Edward C. Johnson 3d and Abigail P. Johnson are the predominant owners of FMR. The address of each of these reporting persons is 245 Summer Street, Boston, Massachusetts 02210.

Equity Compensation Plan Information

The following table provides information as of December 31, 2016, regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities shown in the first column)
Equity compensation plans approved by shareholders(1)	2,792,357	$8.21	549,135	(2)

Equity compensation plans not approved by shareholders	—	—	—
Total	2,792,357	$8.21	549,135

(1) Consists of shares of common stock reserved for issuance under our 2011 Equity Incentive Plan and the following former equity incentive plans: our 2000 Non-Employee Directors’ Stock Option Plan and our 2004 Stock Option Plan.

(2) Consists of 549,135 shares remaining available for issuance under our 2011 Equity Incentive Plan.

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

Director Independence

Our operations are managed under the broad supervision of the board of directors, which has ultimate responsibility for the establishment and implementation of our general operating philosophy, objectives, goals and policies. The positions of chair of the board of directors and the chief executive officer of the Company are currently held by different individuals, Patrick Fourteau and Larry Dillaha, M.D., respectively. The Company believes that this structure provides the Company with the appropriate level of risk oversight. Our board of directors is currently comprised of a majority of independent directors. The board of directors has determined that Mr. Cain, Mr. Fourteau, Ms. Masterson, Ms. Ramasastry and Dr. Wyllie are all “independent” as independence is defined under the listing standards for The NASDAQ Stock Market. The board based these determinations primarily on a review of the responses our directors provided to questions regarding employment and compensation history, affiliations and family and other relationships. During 2016, the board of directors convened on four occasions. All directors attended 100% of the meetings held by the board and any committee of the board on which he or she served during his or her tenure in 2016. Our current policy is to have our directors attend our annual meeting of stockholders, and three of our current directors on the Board at that time attended our 2016 meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Registered Independent Public Accounting Firm

The following table sets forth the aggregate fees billed to us by our registered independent public accounting firm, PricewaterhouseCoopers LLP, for fiscal years ended December 31, 2016 and 2015 respectively:

	2016	2015
Audit Fees	$291,600	$248,500
Tax Fees	$8,000	$8,500
Total Fees	$299,600	$257,000

Audit fees for 2016 included $48,000 for services related to the filing of Form S-3 and the issuance of common stock. The audit committee considered whether the provision of the services related to the shelf registration statement, common stock issuance and those reflected under “Tax Fees” above might affect PricewaterhouseCoopers’ independence with respect to their audit of our financial statements, and the audit committee believes that such services did not affect, and were compatible with, PricewaterhouseCoopers’ independence.

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

REPROS THERAPEUTICS INC.

Dated: April 28, 2017	By:	/s/ Larry Dillaha, M.D.
Larry Dillaha, M.D.
President and Chief Executive Officer

Dated: April 28, 2017	By:	/s/ Katherine A. Anderson
Katherine A. Anderson
Chief Financial Officer

-23-