Form 10-Q
period 2017-03-31
REPROS THERAPEUTICS INC.
filed 2017-05-09
CIK 897075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

(281) 719-3400
(Registrant's telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See definition of "accelerated filer", "large accelerated filer", "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐

Smaller reporting company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 5, 2017, there were outstanding 26,732,074 shares of Common Stock, par value $.001 per share, of the Registrant.

REPROS THERAPEUTICS INC.

For the Quarter Ended March 31, 2017

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "may," "anticipate," "believe," "expect," "estimate," "project," "suggest," "intend" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, suggested or intended. These risks and uncertainties include risks associated with the success of the clinical trials for Proellex®; the progress of the Company’s enclomiphene product candidate; uncertainty related to the Company's ability to obtain approval of the Company's products by the Food and Drug Administration and regulatory bodies in other jurisdictions, including the European Medicines Agency; uncertainty relating to the Company's patent portfolio; and other risks and uncertainties described in the Company's filings with the Securities and Exchange Commission. For additional discussion of such risks, uncertainties and assumptions, see "Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included elsewhere in this quarterly report on Form 10-Q and “Item 1A. Risk Factors” to Part I of Form 10-K for the fiscal year ended December 31, 2016.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair statement of the interim periods presented have been included. The year-end balance sheet data was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three month periods ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

REPROS THERAPEUTICS INC.

(A development stage company)

REPROS THERAPEUTICS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands except share and per share amounts)

	March 31,	December 31,
	2017	2016

ASSETS

Current assets
Cash and cash equivalents	$3,235	$8,688
Restricted cash	916	-
Prepaid expenses and other current assets	304	66
Total current assets	4,455	8,754
Fixed assets, net	2	3
Non-current restricted cash	916	-
Total assets	$5,373	$8,757

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,657	$1,880
Accrued expenses	1,179	779
Total current liabilities	2,836	2,659
Long-term liabilities:
Accrued severance	916	-
Total liabilities	3,752	2,659

Commitments & Contingencies (note 6)

Stockholders' Equity
Undesignated Preferred Stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 75,000,000 shares authorized, 26,797,769 and 25,938,602 shares issued, respectively; 26,685,419 and 25,826,252 shares outstanding, respectively	27	26
Additional paid-in capital	328,413	326,981
Cost of treasury stock, 112,350 shares	(1,380)	(1,380)
Accumulated deficit	(325,439)	(319,529)
Total stockholders' equity	1,621	6,098
Total liabilities and stockholders' equity	$5,373	$8,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC.

(A development stage company)

REPROS THERAPEUTICS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except per share amounts)

	Three Months Ended March 31,
	2017	2016

Revenues and other income
Interest income	$7	$17
Total revenues and other income	7	17
Expenses
Research and development	2,074	3,765
General and administrative	3,843	1,096
Total expenses	5,917	4,861
Net loss	$(5,910)	$(4,844)

Loss per share - basic and diluted	$(0.22)	$(0.20)

Shares used in loss per share calculation:
Basic	26,270	24,318
Diluted	26,270	24,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC.

(A development stage company)

REPROS THERAPEUTICS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited and in thousands except share and per share amounts)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2016	25,938,602	$26	$326,981	112,350	$(1,380)	$(319,529)	$6,098
Stock based compensation	-	-	436	-	-	-	436
Issuance of 828,057 shares of common stock at a weighted average share price of $1.20, net of offering costs of $31	828,057	1	996	-	-	-	997
Issuance of 20,000 shares of restricted common stock	20,000	-	-	-	-	-	-
Issuance of 11,110 share common stock for vested RSUs	11,110	-	-	-	-	-	-
Net loss	-	-	-	-	-	(5,910)	(5,910)
Balance at March 31, 2017	26,797,769	$27	$328,413	112,350	$(1,380)	$(325,439)	$1,621

Balance at December 31, 2015	24,430,461	$24	$322,179	112,350	$(1,380)	$(302,256)	$18,567
Stock based compensation	-	-	516	-	-	-	516
Net loss	-	-	-	-	-	(4,844)	(4,844)
Balance at March 31, 2016	24,430,461	$24	$322,695	112,350	$(1,380)	$(307,100)	$14,239

The accompanying notes are an integral part of these consolidated financial statements.

REPROS THERAPEUTICS INC.

(A development stage company)

REPROS THERAPEUTICS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended March 31,
	2017	2016

Cash Flows from Operating Activities
Net loss	$(5,910)	$(4,844)
Depreciation	1	2
Noncash stock-based compensation	436	516
(Increase) decrease in prepaid expenses and other current assets	(238)	(209)
Increase (decrease) in accounts payable and accrued expenses	1,093	(812)
Net cash used in operating activities	(4,618)	(5,347)

Cash Flows from Investing Activities
Capital expenditures	-	-
Net cash used in investing activities	-	-

Cash Flows from Financing Activities Proceeds from issuance of common stock, net of offering costs	997	-
Net cash provided by financing activities	997	-
Net decrease in cash, cash equivalents and restricted cash	(3,621)	(5,347)
Cash, cash equivalents and restricted cash at beginning of period	8,688	21,393
Cash, cash equivalents and restricted cash at end of period	$5,067	$16,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

NOTE 1 — Organization, Operations, Liquidity and Recent Developments

Repros Therapeutics Inc. (the “Company,” “RPRX,” “Repros,” or “we,” “us” or “our”) was organized on August 20, 1987. We are a biopharmaceutical company focused on the development of new drugs to treat hormonal and reproductive system disorders.

We are developing Proellex®, an orally administered selective blocker of the progesterone receptor in women, for the treatment of uterine fibroids and endometriosis. Uterine fibroids and endometriosis affect millions of women of reproductive age. Proellex® has shown statistically significant results in previous Phase 2 studies for uterine fibroids and endometriosis. We completed a low dose escalating study as permitted by the Food and Drug Administration (“FDA”) in late 2011, to determine both signals of efficacy and safety for low oral doses of the drug. There was no evidence of elevations of liver enzymes over baseline, suggesting these lower doses avoid the type of adverse events seen at much higher doses in earlier studies. On March 17, 2014, we announced that the FDA indicated that we may proceed to conduct Phase 1 and Phase 2 studies of low dose oral Proellex® for uterine fibroids and endometriosis while remaining on partial clinical hold. This guidance indicated that the highest allowed dose will be 12 mg daily. On December 29, 2014, we announced that we have initiated a Phase 2B study for low dose oral Proellex® in the treatment of uterine fibroids. This study was fully enrolled in January 2016 and on November 14, 2016, we announced positive clinical data from this study after two 18-week courses of treatment as compared to placebo. On April 10, 2017, the Company announced that it had a meeting with the FDA to discuss the progress and next steps in the development of Proellex® for the treatment of uterine fibroids. Shortly before the meeting, the Company was notified that the meeting would be a type C/Guidance meeting, rather than a type B/End of phase 2 meeting as previously anticipated. At the meeting, the FDA confirmed that Proellex® will continue on the current partial clinical hold while they consult with liver experts within the FDA regarding previously disclosed effects on the liver.

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

On February 2, 2015, we announced that we electronically submitted our New Drug Application (“NDA”) to the FDA for enclomiphene. The FDA accepted the NDA for review on April 1, 2015 and later assigned a Prescription Drug User Fee (“PDUFA”) goal date of November 30, 2015. In addition, the Division of Bone, Reproductive and Urologic Products (the “Division”) of the FDA scheduled an advisory committee meeting to review the NDA for November 3, 2015. However, the Division subsequently cancelled the scheduled advisory committee meeting due to questions that arose late in the review regarding the bioanalytical method validation that could affect interpretability of certain pivotal study data. On December 1, 2015, we announced that we had received a Complete Response Letter (“CRL”) from the FDA. A CRL informs companies that an NDA cannot be approved in its present form. In the CRL, the FDA stated that, based on recent scientific developments, the design of the enclomiphene Phase 3 studies is no longer adequate to demonstrate clinical benefit and recommended that Repros conduct an additional Phase 3 study or studies to support approval in the target population. The FDA also noted concerns regarding study entry criteria, titration and bioanalytical method validation in the Phase 3 program.

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

Additionally, on September 12, 2016, we reported that we successfully submitted a European centralized marketing authorization application (“MAA”) for enclomiphene for the treatment of secondary hypogonadism. This MAA was subsequently accepted by the European Medicines Agency (“EMA”) which, as previously reported, has assigned the United Kingdom as the primary rapporteur and France as the co-rapporteur for the application review.

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

Recent Developments

On February 1, 2017, Joseph S. Podolski left as our President and Chief Executive Officer, and also as a member of our Board of Directors.

Following Mr. Podolski’s departure, Larry Dillaha, M.D. was appointed to serve, on an interim basis, as the Company’s President and Chief Executive Officer. On April 10, 2017, the Company announced that Dr. Dillaha had been appointed as permanent President and Chief Executive Officer. Dr. Dillaha, age 53, has since November 2016 been the Chief Executive Officer and a member of the Board of Directors of CavtheRx, a pre-IND stage, virtual company focused on developing Caveolin Modulators for a variety of inflammatory indications. From April 2014 through January 2017, Dr. Dillaha was the Chief Operating Officer and Chief Medical Officer of New Haven Pharmaceuticals, a specialty pharmaceutical company. From April 2010 through March 2014, Dr. Dillaha was the Chief Medical Officer of Insys Therapeutics, from March 2006 through March 2010, Dr. Dillaha was the Chief Medical Officer of Sciele Pharma, both specialty pharmaceutical companies, and from 2002 through February 2006, Dr. Dillaha was Medical Director, Cardiovascular at Sanofi-Synthelabo/Sanofi. Before that, Dr. Dillaha was a physician in private practice. Dr. Dillaha received his undergraduate degree from the University of Tennessee, Knoxville and his M.D. from the University of Tennessee, Memphis.

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

The Company recorded a charge in the first quarter of 2017 of $2.8 million related to Mr. Podolski’s departure.

Liquidity

On August 9, 2016, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), pursuant to which we may issue and sell from time to time through Ladenburg, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $10 million (the “ATM Shares”). Ladenburg is not required to sell on our behalf any specific number or dollar amount of the ATM Shares, but Ladenburg, upon acceptance of written instructions from us, agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices, to sell the ATM Shares up to the amount specified, and otherwise in accordance with the terms of a placement notice delivered to Ladenburg. We have no obligation to sell any ATM Shares under the Equity Distribution Agreement, and may at any time suspend sales under the Equity Distribution Agreement, provided that such suspension shall not affect either party’s obligations with respect to the ATM Shares sold prior to the receipt of notice of such suspension. Ladenburg receives a commission of 3% of the gross sales price of all ATM Shares sold through it under the Equity Distribution Agreement. The ATM Shares are issued pursuant to our shelf registration statement on Form S-3, as amended (File No. 333-197253). During the quarter ended March 31, 2017, we sold 828,057 ATM Shares at a weighted average share price of $1.20, for proceeds of approximately $997,000, net of expenses including approximately $31,000 in commissions to Ladenburg. Between April 1, 2017 and May 8, 2017, we sold an aggregate of 21,100 ATM Shares at a weighted average share price of $1.17, for proceeds of approximately $25,000, net of expenses including approximately $1,000 in commissions to Ladenburg.

As of March 31, 2017, we had accumulated losses of $325.4 million, approximately $3.2 million in cash and cash equivalents, and accounts payable and accrued expenses of approximately $3.8 million, in the aggregate. Included in our accrued expenses is $1.8 million related to the accrued severance payments due Mr. Podolski upon his termination, which are anticipated to be paid in the first quarter of 2018 and 2019. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates and meet our obligations as they become due through the second quarter of 2017. We continue to explore potential additional financing alternatives, including corporate partnering opportunities, that would provide sufficient funds to enable us to continue to develop our two product candidates through FDA approval; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

These interim financial statements should be read in conjunction with the financial statements and notes thereto included in our 2016 Annual Report on Form 10-K. The results of operations for the first quarter of 2017 are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. The new standard requires restricted cash to be included with cash and cash equivalents when reconciling the beginning and ending amounts on the statement of cash flows, and requires additional disclosures in the notes to the financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years and early adoption is permitted. The Company adopted this standard during the quarter ended March 31, 2017. See Note 2 to the financial statements included herein.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (ASC Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard simplifies the accounting for stock-based compensation, including amendments on how both taxes related to stock-based compensation and cash payments made to taxing authorities are recorded. ASU 2016-09 is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods and early application is permitted, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company adopted ASU 2016-09 effective January 1, 2017. The adoption of this standard did not have a material effect on the Company’s financial statements.

In February 2016, FASB issued ASU 2016-02, Leases (ASC Topic 842), which supersedes ASC Topic 840, Leases. The new standard is intended to increase transparency and comparability of organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2018, and early application is permitted. The Company is currently evaluating the impact of this standard on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance in ASC Topic 740, Income Taxes, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2015-07 effective January 1, 2017. The adoption of this standard did not have a material effect on the Company’s financial statements.

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

NOTE 2 — Cash, Cash Equivalents and Restricted Cash

As of March 31, 2017, the Company maintained $1.8 million as restricted cash. The funds are being held in accordance with the Release Agreement entered into with Mr. Podolski on February 1, 2017.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	March 31, 2017	March 31, 2016

Cash and cash equivalents	$3,235	$16,046
Restricted cash, current	916	—
Restricted cash, noncurrent	916	—
Total	$5,067	$16,046

NOTE 3 — Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2017	December 31, 2016

Current accrued expenses:
Personnel related costs	$1,005	$512
Research and development costs	126	174
Other	48	93
Total current accrued expenses	$1,179	$779

	March 31, 2017	December 31, 2016

Long-term accrued expenses:
Accrued severance	$916	$--
Total long-term accrued expenses	$916	$--

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

The following table presents information necessary to calculate loss per share for the three month periods ended March 31, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016

Net loss	$(5,910)	$(4,844)
Average common shares outstanding	26,270	24,318
Basic and diluted loss per share	$(0.22)	$(0.20)

Potential common stock of 3,097,690 common shares underlying stock options and restricted stock units for the period ended March 31, 2017, were excluded from the above calculation of diluted loss per share because they were anti-dilutive. Potential common stock of 2,554,857 underlying stock options for the period ended March 31, 2016, were also excluded from the above calculation of diluted loss per share because they were anti-dilutive.

NOTE 5 — Stock-Based Compensation

On February 1, 2017, the Board of Directors (the “Board”) granted Larry Dillaha, the Company’s then interim President and Chief Executive Officer a grant of 50,000 stock options to vest upon the successful completion of certain milestones. Additionally, the Board awarded to Katherine Anderson, the Company’s Chief Financial Officer, 10,000 restricted shares of common stock per month on the first day of each month beginning February 1, 2017 and ending on July 1, 2017, to vest on the last day of the month of grant. On February 13, 2017, the Board awarded Michael Wyllie, a non-employee director of the Company, and Larry Dillaha, a grant of 50,000 stock options each. Both option awards will vest upon the successful completion of certain milestones. On February 13, 2017, the Board awarded each board member a grant of 40,000 restricted stock unites, to settle in shares of the Company’s common stock and to vest in equal monthly installments over the three years following the date of grant.

NOTE 6 — Commitments and Contingencies

Therapeutic uses of our enclomiphene product candidate are covered in the United States by approximately ten issued U.S. patents and eleven pending patent applications. Foreign coverage of therapeutic uses of our enclomiphene product candidate includes approximately 85 issued foreign patents and more than 100 foreign pending patent applications. The issued patents and pending applications relate to methods for treating certain conditions including the treatment of testosterone deficiency in men, the treatment of diabetes mellitus Type 2, the treatment of metabolic syndrome and conditions associated therewith, and the treatment of infertility in hypogonadal men. Enclomiphene (the trans-isomer of clomiphene) is purified from clomiphene citrate. A third party individual holds two issued patents related to the use of anti-estrogen such as clomiphene citrate and others for use in the treatment of androgen deficiency and disorders related thereto. We requested re-examination of one of these patents by the U.S. Patent and Trademark Office (“PTO”) based on prior art. The patent holder amended the claims in the re-examination proceedings, which led the PTO to determine that the amended claims were patentable in view of those publications under consideration and a re-examination certificate was issued. We subsequently filed a second request for re-examination by the PTO in light of a number of additional publications. The request was granted and all of the claims were finally rejected by the PTO in the re-examination. The patent holder appealed the rejections to the PTO Board of Patent Appeals and Interferences (the “PTO Board”) which ultimately reversed the rejections of several dependent claims in view of those publications under consideration. The patent holder filed a Notice of Appeal to the Federal Circuit on September 28, 2010 contesting the rejections maintained by the PTO Board. A decision was rendered by the Court of Appeals for the Federal Circuit on December 12, 2011, affirming the rejection of the appealed claims. The PTO issued an Ex Parte Reexamination Certificate on April 29, 2013, canceling the rejected claims and confirming the patentability of the remaining claims. Nevertheless, we believe that our development of enclomiphene does not infringe any of the remaining claims and that all of the remaining claims are invalid on various grounds including additional prior art publications. We also believe that the second of these two patents is invalid in view of published prior art not considered by the PTO. If necessary, we intend to vigorously defend any and all claims that may be brought by the holder of such patents in a court of competent jurisdiction in order to develop enclomiphene further. Adverse determinations in litigation proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities, in which case we may not be able to successfully commercialize or out-license enclomiphene until such patents expire or are otherwise no longer in force.

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

We are developing Proellex®, an orally administered selective blocker of the progesterone receptor in women, for the treatment of uterine fibroids and endometriosis. Uterine fibroids and endometriosis affect millions of women of reproductive age. Proellex® has shown statistically significant results in previous Phase 2 studies for uterine fibroids and endometriosis. We completed a low dose escalating study as permitted by the Food and Drug Administration (“FDA”) in late 2011, to determine both signals of efficacy and safety for low oral doses of the drug. There was no evidence of elevations of liver enzymes over baseline, suggesting these lower doses avoid the type of adverse events seen at much higher doses in earlier studies. On March 17, 2014, we announced that the FDA indicated that we may proceed to conduct Phase 1 and Phase 2 studies of low dose oral Proellex® for uterine fibroids and endometriosis while remaining on partial clinical hold. This guidance indicated that the highest allowed dose will be 12 mg daily. On December 29, 2014, we announced that we have initiated a Phase 2B study for low dose oral Proellex® in the treatment of uterine fibroids. This study was fully enrolled in January 2016 and on November 14, 2016, we announced positive clinical data from this study after two 18-week courses of treatment as compared to placebo. On April 10, 2017, the Company announced they had a meeting with the FDA to discuss the progress and next steps in the development of Proellex® for the treatment of uterine fibroids. Shortly before the meeting, the Company was notified that the meeting would be a type C/Guidance meeting, rather than a type B/End of phase 2 meeting as previously anticipated. At the meeting, the FDA confirmed that Proellex® will continue on the current partial clinical hold while they consult with liver experts within the FDA regarding previously disclosed effects on the liver.

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

Recent Developments

On February 1, 2017, Joseph S. Podolski left as our President and Chief Executive Officer, and also as a member of our Board of Directors.

Following Mr. Podolski’s departure, Larry Dillaha, M.D. was appointed to serve, on an interim basis, as the Company’s President and Chief Executive Officer. On April 10, 2017, the Company announced that Dr. Dillaha had been appointed as permanent President and Chief Executive Officer. Dr. Dillaha, age 53, has since November 2016 been the Chief Executive Officer and a member of the Board of Directors of CavtheRx, a pre-IND stage, virtual company focused on developing Caveolin Modulators for a variety of inflammatory indications. From April 2014 through January 2017, Dr. Dillaha was the Chief Operating Officer and Chief Medical Officer of New Haven Pharmaceuticals, a specialty pharmaceutical company. From April 2010 through March 2014, Dr. Dillaha was the Chief Medical Officer of Insys Therapeutics, from March 2006 through March 2010, Dr. Dillaha was the Chief Medical Officer of Sciele Pharma, both specialty pharmaceutical companies, and from 2002 through February 2006, Dr. Dillaha was Medical Director, Cardiovascular at Sanofi-Synthelabo/Sanofi. Before that, Dr. Dillaha was a physician in private practice. Dr. Dillaha received his undergraduate degree from the University of Tennessee, Knoxville and his M.D. from the University of Tennessee, Memphis.

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

The Company recorded a charge in the first quarter of 2017 of $2.8 million related to Mr. Podolski’s departure.

Liquidity

On August 9, 2016, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), pursuant to which we may issue and sell from time to time through Ladenburg, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $10 million (the “ATM Shares”). Ladenburg is not required to sell on our behalf any specific number or dollar amount of the ATM Shares, but Ladenburg, upon acceptance of written instructions from us, agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices, to sell the ATM Shares up to the amount specified, and otherwise in accordance with the terms of a placement notice delivered to Ladenburg. We have no obligation to sell any ATM Shares under the Equity Distribution Agreement, and may at any time suspend sales under the Equity Distribution Agreement, provided that such suspension shall not affect either party’s obligations with respect to the ATM Shares sold prior to the receipt of notice of such suspension. Ladenburg receives a commission of 3% of the gross sales price of all ATM Shares sold through it under the Equity Distribution Agreement. The ATM Shares are issued pursuant to our shelf registration statement on Form S-3, as amended (File No. 333-197253). During the quarter ended March 31, 2017, we sold 828,057 ATM Shares at a weighted average share price of $1.20, for proceeds of approximately $997,000, net of expenses including approximately $31,000 in commissions to Ladenburg. Between April 1, 2017 and May 8, 2017, we sold an aggregate of 21,100 ATM Shares at a weighted average share price of $1.17, for proceeds of approximately $25,000, net of expenses including approximately $1,000 in commissions to Ladenburg.

As of December 31, 2016, we had accumulated losses of $325.4 million, approximately $3.2 million in cash and cash equivalents, and accounts payable and accrued expenses of approximately $3.8 million, in the aggregate. Included in our accrued expenses is $1.8 million related to the accrued severance payments due Mr. Podolski upon his termination, which are anticipated to be paid in the first quarter of 2018 and 2019. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates and meet our obligations as they become due through the second quarter of 2017. We continue to explore potential additional financing alternatives, including corporate partnering opportunities, that would provide sufficient funds to enable us to continue to develop our two product candidates through FDA approval; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

The current standards of care for uterine fibroids and endometriosis consist of surgery or short-term treatment with gonadotropin-releasing hormone (“GnRH”) agonists drugs, such as Lupron®. GnRH agonists induce a low estrogen, menopausal-like state and promote bone loss and are not recommended for use for more than six months without add-back hormonal therapy.

We have conducted numerous studies with Proellex® dosing approximately 900 women with the drug. All Proellex® studies completed to date exhibited strong efficacy signals, whether in uterine fibroids or endometriosis. In a 120 patient study of Proellex® as a treatment of uterine fibroids conducted in the United States (roughly 40 subjects per arm), both a 12.5 and 25 mg dose of Proellex® were compared to placebo. In this study each of the 12.5 and 25 mg doses achieved highly statistically significant results when compared to placebo when menstrual bleeding was assessed (p<0.0001). The two doses also achieved highly statistically significant improvement in quality of life measures using the Uterine Fibroid Symptom Quality of Life questionnaire developed and validated by Georgetown University and used in the development of device like treatments of uterine fibroids such as uterine artery embolization. There was no statistical difference in efficacy measures between the two doses. Importantly, in the Phase 2 U.S. trial, a significant percentage of women stopped menstruating (amenorrhea). Over 80% of women on both the 12.5 and 25 mg doses exhibited amenorrhea during the three month trial, whereas all women on placebo exhibited at least one menses. The key symptom of uterine fibroids is excessive menstrual bleeding. The induction of amenorrhea continues to be the primary endpoint in our uterine fibroids clinical studies.

Up until the summer of 2009, all side effects exhibited in the studies were considered manageable and the benefit of Proellex® far outweighed the risk. However, in Phase 3 efficacy and larger Phase 3 safety studies in diverse populations, a small number of subjects exhibited serious adverse effects associated with elevated liver enzymes. As a result of these findings, we elected to stop the trials and the FDA subsequently placed Proellex® on full clinical hold. All women that experienced elevated liver enzymes and returned for follow-up visits returned to baseline conditions with no overnight hospitalization necessary. An analysis of all the subjects that experienced such serious adverse effects showed that the effect only occurred in a small percentage of subjects that were exposed to the 50 mg dose of the drug for any period of time. Based on these findings, we petitioned the FDA to allow us to conduct a low dose study to demonstrate both safety and signals of efficacy in low oral doses of Proellex®, up to 12 mg administered daily. The FDA upgraded the full clinical hold to a partial hold to allow the low dose study to be conducted. In addition, we are exploring vaginal delivery as an alternative administrative route to bypass first-pass liver effects and reduce systemic exposure.

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

On October 31, 2013, the Company held a meeting with the FDA to discuss the clinical development plan for low dose oral Proellex® in the treatment of uterine fibroids. During the meeting, the FDA provided guidance for endpoints it believed acceptable for the treatment of uterine fibroids in an efficacy study and instructed the Company to submit a request for lifting the full clinical hold. The Company has followed the FDA’s recommendations and submitted the study protocol and the request for the full hold lift. Additionally, on March 17, 2014, we announced that the FDA indicated that we may proceed to conduct Phase 1 and Phase 2 studies of low dose oral Proellex® for endometriosis and uterine fibroids while remaining on partial clinical hold. This guidance indicated that the highest allowed dose will be 12 mg daily. On December 29, 2014, we announced that we have initiated a Phase 2B study for low dose oral Proellex® in the treatment of uterine fibroids. This study was fully enrolled in January 2016 and on November 14, 2016, we announced positive clinical data from this study after two 18-week courses of treatment as compared to placebo. On January 30, 2017, we announced the FDA has granted the Company an end of phase 2 meeting to discuss the phase 3 requirements for Proellex in the treatment of uterine fibroids. Subsequently, on April 10, 2017, the Company announced that it had a meeting with the FDA to discuss the progress and next steps in the development of Proellex® for the treatment of uterine fibroids. Shortly before the meeting, the Company was notified that the meeting would be a type C/Guidance meeting, rather than a type B/End of phase 2 meeting as previously anticipated. At the meeting, the FDA confirmed that Proellex® will continue on the current partial clinical hold while they consult with liver experts within the FDA regarding previously disclosed effects on the liver. Further, the FDA agreed to accept additional information from the Company and its panel of liver experts for consideration by the FDA’s internal advisory liver team. The Company expects to submit the additional information and a proposed clinical protocol within a month. The Company intends to announce further information following receipt of additional guidance from the FDA.

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

Additionally, on September 12, 2016, we reported that we successfully submitted a European centralized marketing authorization application (“MAA”) for enclomiphene for the treatment of secondary hypogonadism. This MAA was subsequently accepted by the European Medicines Agency (“EMA”) which, as previously reported, has assigned the United Kingdom as the primary rapporteur and France as the co-rapporteur for the application review.

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

Business Strategy

We plan to focus our clinical program on the clinical development program for low dose oral Proellex® in the treatment of uterine fibroids. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates and meet our obligations as they become due through the second quarter of 2017. We continue to explore potential additional financing alternatives, including corporate partnering opportunities, that would provide sufficient funds to enable us to continue to develop our two product candidates through FDA approval; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all.

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

General

We currently have 21 full-time employees. We utilize the services of contract research organizations, contract manufacturers and various consultants to assist us in performing clinical and regulatory services for the clinical development of our products. We are substantially dependent on our various contract groups to adequately perform the activities required to obtain regulatory approval of our products.

We have accumulated net operating losses through March 31, 2017 and the value of the tax asset associated with these accumulated net operating losses may be substantially diminished in value due to various tax regulations, including change in control provisions in the tax code. Additionally, during 2013, the Company completed an analysis of its section 382 limit. Based on this analysis, the Company concluded that the amount of net operating loss (“NOL”) carryforwards and the credits available to offset taxable income is limited under section 382. See “Critical Accounting Policies and the Use of Estimates – Income Taxes,” below.

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

Stock-Based Compensation

We had one stock-based compensation plan at March 31, 2017, the 2011 Equity Incentive Plan. Accounting for stock-based compensation generally requires the recognition of the cost of employee services for stock-based compensation based on the grant date fair value of the equity or liability instruments issued. We use the Black-Scholes option pricing model to estimate the fair value of our stock options. Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options' vesting and contractual expiration dates. The Company’s historical stock option exercise experience does not provide a reasonable basis upon which to estimate expected term. As such, the simplified method was used to calculate the expected term. The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option's expected term.

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

Recent Accounting Pronouncements

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. The new standard requires restricted cash to be included with cash and cash equivalents when reconciling the beginning and ending amounts on the statement of cash flows, and requires additional disclosures in the notes to the financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years and early adoption is permitted. The Company adopted this standard during the quarter ended March 31, 2017. See Note 2 to the financial statements included herein.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (ASC Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard simplifies the accounting for stock-based compensation, including amendments on how both taxes related to stock-based compensation and cash payments made to taxing authorities are recorded. ASU 2016-09 is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods and early application is permitted, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company adopted ASU 2016-09 effective January 1, 2017. The adoption of this standard did not have a material effect on the Company’s financial statements.

In February 2016, FASB issued ASU 2016-02, Leases (ASC Topic 842), which supersedes ASC Topic 840, Leases. The new standard is intended to increase transparency and comparability of organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2018, and early application is permitted. The Company is currently evaluating the impact of this standard on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance in ASC Topic 740, Income Taxes, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2015-07 effective January 1, 2017. The adoption of this standard did not have a material effect on the Company’s financial statements.

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

Results of Operations

Comparison of the three month periods ended March 31, 2017 and 2016

Revenues and Other Income

Total revenues and other income decreased to $7,000 for the three month period ended March 31, 2017 as compared to $17,000 for the same period in the prior year. All revenue in both periods was from interest income, and the decrease was primarily due to lower cash balances for the three month period ended March 31, 2017 as compared to the comparable period in the prior year.

Research and Development Expenses

R&D expenses include contracted services relating to our clinical product development activities which include preclinical studies, clinical trials, expenses associated with our patent portfolio, regulatory affairs, including FDA filing fees, and bulk manufacturing scale-up activities and bulk active ingredient purchases for preclinical and clinical trials primarily relating to our two products in clinical development, which are Proellex® and enclomiphene. Research and development expenses also include internal operating expenses relating to our general research and development activities. R&D expenses decreased 45%, or $1.7 million, to $2.1 million for the three month period ended March 31, 2017, as compared to $3.8 million for the same period in the prior year. Our primary R&D expenses for the three month periods ended March 31, 2017 and 2016 are shown in the following table (in thousands):

	Three months ended March 31,
Research and Development	2017	2016	Variance	Change (%)
Proellex® clinical development	$520	$1,156	$(636)	(55)%
Enclomiphene clinical development	330	1,181	(851)	(72)%
Payroll and benefits	638	712	(74)	(10)%
Operating and occupancy	586	716	(130)	(18)%
Total	$2,074	$3,765	$(1,691)	(45)%

The clinical development expenses related to Proellex® decreased for the three month period ended March 31, 2017, as compared to the prior year period, due to decreased expenses associated with our Phase 2b clinical trials for the treatment of uterine fibroids and endometriosis. The clinical development expenses related to enclomiphene decreased for the three month period ended March 31, 2017, as compared to the prior year period, due to decreased expenses associated with our Phase 2 proof of concept study, ZA-205.

Payroll and benefits expenses decreased 10%, or approximately $74,000, to $638,000 for the three month period ended March 31, 2017, as compared to $712,000 for the same period in the prior year. Included in payroll and benefits expense is a charge for non-cash stock-based compensation of $118,000 for the three month period ended March 31, 2017 as compared to a charge of $193,000 for the same period in the prior year. Additionally, salaries for the three month period ended March 31, 2017 were $408,000 as compared to $422,000 for the same period in the prior year.

Operating and occupancy expenses decreased 18%, or approximately $130,000, to $586,000 for the three month period ended March 31, 2017 as compared to $716,000 for the same period in the prior year, primarily due to decreased legal expenses and other outside services.

To date through March 31, 2017 we have incurred approximately $71.8 million for the development of Proellex® and approximately $73.8 million for the development of enclomiphene. These accumulated costs exclude any internal operating expenses and expenses associated with the patent portfolio.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased 251%, or approximately $2.7 million, to $3.8 million for the three month period ended March 31, 2017 as compared to $1.1 million for the same period in the prior year. Our primary G&A expenses for the three month periods ended March 31, 2017 and 2016 are shown in the following table (in thousands):

	Three months ended March 31,
General and Administrative	2017	2016	Variance	Change (%)
Payroll and benefits	$3,413	$620	$2,793	450%
Operating and occupancy	430	476	(46)	(10)%
Total	$3,843	$1,096	$2,747	251%

G&A payroll and benefits expenses include salaries, bonuses, non-cash stock-based compensation expense, fringe benefits and severance pay. Included in payroll and benefits expense is a charge for non-cash stock-based compensation of $318,000 for the three month period ended March 31, 2017 as compared to a charge of $323,000 for the same period in the prior year. Additionally, payroll and benefits include a charge of $2.8 million for the three month period ended March 31, 2017 related to the departure of Mr. Podolski.

G&A operating and occupancy expenses, which include expenses to operate as a public company, remained relatively constant at $430,000 for the three month period ended March 31, 2017 as compared to $476,000 for the same period in the prior year.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from private placements and public offerings of equity securities and with funds received under collaborative agreements.

On August 9, 2016, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), pursuant to which we may issue and sell from time to time through Ladenburg, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $10 million (the “ATM Shares”). Ladenburg is not required to sell on our behalf any specific number or dollar amount of the ATM Shares, but Ladenburg, upon acceptance of written instructions from us, agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices, to sell the ATM Shares up to the amount specified, and otherwise in accordance with the terms of a placement notice delivered to Ladenburg. We have no obligation to sell any ATM Shares under the Equity Distribution Agreement, and may at any time suspend sales under the Equity Distribution Agreement, provided that such suspension shall not affect either party’s obligations with respect to the ATM Shares sold prior to the receipt of notice of such suspension. Ladenburg receives a commission of 3% of the gross sales price of all ATM Shares sold through it under the Equity Distribution Agreement. The ATM Shares are issued pursuant to our shelf registration statement on Form S-3, as amended (File No. 333-197253). During the quarter ended March 31, 2017, we sold 828,057 ATM Shares at a weighted average share price of $1.20, for proceeds of approximately $997,000, net of expenses including approximately $31,000 in commissions to Ladenburg. Between April 1, 2017 and May 8, 2017, we sold an aggregate of 21,100 ATM Shares at a weighted average share price of $1.17, for proceeds of approximately $25,000, net of expenses including approximately $1,000 in commissions to Ladenburg.

Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. We had cash and cash equivalents of approximately $3.2 million as of March 31, 2017 as compared to $8.7 million as of December 31, 2016. All cash and cash equivalents as of March 31, 2017 and December 31, 2016 were held in an account backed by U.S. government securities.

Net cash of approximately $4.6 million and $5.3 million was used in operating activities during the three month periods ended March 31, 2017 and 2016, respectively. The major use of cash for operating activities for the three month period ended March 31, 2017 was to fund our clinical development programs and associated administrative costs. No cash was used in investing activities during the three month period ended March 31, 2017. Cash provided by financing activities for the three month period ended March 31, 2017 was approximately $997,000 due to the 828,057 ATM Shares sold at a weighted average share price of $1.20, net of related expenses.

We have experienced negative cash flows from operations since inception. We will require substantial funds for R&D, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts, if appropriate, if the FDA or other regulatory approvals are obtained. Based on our current and planned clinical activities, we believe that our current liquidity will be sufficient to continue the development of our product candidates and meet our obligations as they become due through the second quarter of 2017. We continue to explore potential additional financing alternatives, including corporate partnering opportunities, that would provide sufficient funds to enable us to continue to develop our two product candidates through FDA approval; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all. Our capital requirements will depend on many factors, which are discussed in detail in “Item 1A., Risk Factors” of Form 10-K for the fiscal year ended December 31, 2016. The uncertainties relating to the foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We had cash and cash equivalents of approximately $3.2 million at March 31, 2017 which is held in an account backed by U.S. government securities. Although this cash account is subject to fluctuations in interest rates and market conditions, no significant gain or loss on this account is expected to be recognized in earnings. We do not invest in derivative securities.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

In connection with the evaluation described above, we identified no change in internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information

None

Item 6. Exhibits

10.1	Release Agreement, dated February 1, 2017, between the Company and Joseph S. Podolski (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 2, 2017 and incorporated herein by reference).

31.1*	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

31.2*	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer) (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer) (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPROS THERAPEUTICS INC.

Date: May 9, 2017	By:	/s/ Larry M. Dillaha, M.D.
Larry M. Dillaha, M. D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2017	By:	/s/ Katherine A. Anderson
Katherine A. Anderson
Chief Financial Officer
(Principal Financial Officer)

