Form 10-Q
period 2017-06-30
REPROS THERAPEUTICS INC.
filed 2017-08-14
CIK 897075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

(281) 719-3400
(Registrant's telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See definition of "accelerated filer", "large accelerated filer", "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of August 7, 2017, there were outstanding 37,615,350 shares of Common Stock, par value $.001 per share, of the Registrant.

REPROS THERAPEUTICS INC.

For the Quarter Ended June 30, 2017

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair statement of the interim periods presented have been included. The year-end balance sheet data was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands except share and per share amounts)

	June 30, 2017	December 31, 2016

ASSETS

Current assets
Cash and cash equivalents	$3,768	$8,688
Restricted cash	916	-
Prepaid expenses and other current assets	268	66
Total current assets	4,952	8,754
Fixed assets, net	1	3
Non-current restricted cash	916	-
Total assets	$5,869	$8,757

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,457	$1,880
Accrued expenses	1,275	779
Total current liabilities	2,732	2,659
Long-term liabilities
Accrued severance	916	-
Warrant liability	2,530	-
Total liabilities	6,178	2,659

Commitment & Contingencies (note 8)

Stockholders’ Equity
Undesignated Preferred Stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 75,000,000 shares authorized, 32,571,109 and 25,938,602 shares issued, respectively; 32,458,759 and 25,826,252 shares outstanding, respectively, as of June 30, 2017 and December 31, 2016	33	26
Additional paid-in capital	328,676	326,981
Cost of treasury stock, 112,350 shares	(1,380)	(1,380)
Accumulated deficit	(327,638)	(319,529)
Total stockholders’ equity	(309)	6,098
Total liabilities and stockholders’ equity	$5,869	$8,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues and other income
Interest income	$7	$15	$14	$31
Total revenues and other income	7	15	14	$31
Expenses
Research and development	1,140	3,243	3,214	7,009
General and administrative	906	1,052	4,749	2,147
Change in fair value of warrant liability	160	-	160	-
Total expenses	2,206	4,295	8,123	9,156
Net loss	$(2,199)	$(4,280)	$(8,109)	$(9,125)

Loss per share – basic and diluted	$(0.08)	$(0.18)	$(0.30)	(0.38)

Shares used in loss per share calculation:
Basic	28,398	24,319	27,340	24,319
Diluted	28,398	24,319	27,340	24,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands except share and per share amounts)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2016	25,938,602	$26	$326,981	112,350	$(1,380)	$(319,529)	$6,098
Stock based compensation	-	-	563	-	-	-	563
Issuance of 849,157 shares of common stock pursuant to the Equity Distribution Agreement at a weighted average price of $1.20, net of offering costs of $32	849,157	1	1,020	-	-	-	1,021
Issuance of 2,744,125 shares of common stock at $0.60 per share, Series A and Series B warrants, and pre-funded Series C warrants at $0.60 per share in the May Public Offering, net of offering costs of $508	2,744,125	3	(1,213)	-	-	-	(1,210)
Exercise of 2,245,875 Series C Warrants to purchase common stock for cash at $0.001 per share	2,245,875	2	1,277	-	-	-	1,279
Net Number Cashless Exercise of 210,000 Series B Warrants to purchase common stock	715,575	1	48	-	-	-	49
Issuance of 50,000 shares of restricted common stock	50,000	-	-	-	-	-	-
Issuance of 27,775 shares of common stock for vested RSUs	27,775	-	-	-	-	-	-
Net Loss	-	-	-	-	-	(8,109)	(8,109)
Balance at June 30, 2017	32,571,109	$33	$328,676	112,350	$(1,380)	$(327,638)	$(309)

Balance at December 31, 2015	24,430,461	$24	$322,179	112,350	$(1,380)	$(302,256)	$18,567
Stock based compensation	-	-	1,037	-	-	-	1,037
Exercise of 1,333 Series A warrants to purchase common stock for cash at $0.01 per share	1,333	-	-	-	-	-	-
Net Loss	-	-	-	-	-	(9,125)	(9,125)
Balance at June 30, 2016	24,431,794	$24	$323,216	112,350	$(1,380)	$(311,381)	$10,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended June 30,
	2017	2016

Cash Flows from Operating Activities
Net loss	$(8,109)	$(9,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	3
Noncash stock-based compensation	563	1,037
Change in fair value of warrant liability	160	-
Increase in prepaid expenses and other current assets	(202)	(166)
Increase (decrease) in accounts payable and accrued expenses	989	(632)
Net cash used in operating activities	(6,597)	$(8,883)

Cash Flows from Investing Activities
Capital expenditures	-	-
Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Issuance of common stock and warrants, net of offering costs	3,507	-
Proceeds from exercise of stock warrants	2	-
Net cash provided by financing activities	3,509	-
Net decrease in cash, cash equivalents and restricted cash	(3,088)	(8,883)
Cash, cash equivalents and restricted cash at beginning of period	8,688	21,393
Cash, cash equivalents and restricted cash at end of period	$5,600	$12,510
Noncash transactions:
Settlement of warrant liability due to cashless warrant exercises	$(49)	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

NOTE 1 — Organization, Operations, Liquidity and Recent Developments

Repros Therapeutics Inc. (the “Company,” “RPRX,” “Repros,” or “we,” “us” or “our”) was organized on August 20, 1987. We are a biopharmaceutical company focused on the development of new drugs to treat hormonal and reproductive system disorders.

We are developing Proellex®, an orally administered selective blocker of the progesterone receptor in women, for the treatment of uterine fibroids and endometriosis. Uterine fibroids and endometriosis affect millions of women of reproductive age. Proellex® has shown statistically significant results in previous Phase 2 studies for uterine fibroids and endometriosis. We completed a low dose escalating study as permitted by the Food and Drug Administration (“FDA”) in late 2011, to determine both signals of efficacy and safety for low oral doses of the drug. There was no evidence of elevations of liver enzymes over baseline, suggesting these lower doses avoid the type of adverse events seen at much higher doses in earlier studies. On March 17, 2014, we announced that the FDA indicated that we may proceed to conduct Phase 1 and Phase 2 studies of low dose oral Proellex® for uterine fibroids and endometriosis while remaining on partial clinical hold. This guidance indicated that the highest allowed dose will be 12 mg daily. On December 29, 2014, we announced that we have initiated a Phase 2B study for low dose oral Proellex® in the treatment of uterine fibroids. This study was fully enrolled in January 2016 and on November 14, 2016, we announced positive clinical data from this study after two 18-week courses of treatment as compared to placebo. On April 10, 2017, the Company announced that it had a meeting with the FDA to discuss the progress and next steps in the development of Proellex® for the treatment of uterine fibroids. Shortly before the meeting, the Company was notified that the meeting would be a type C/Guidance meeting, rather than a type B/End of phase 2 meeting as previously anticipated. At the meeting, the FDA confirmed that Proellex® will continue on the current partial clinical hold while they consult with liver experts within the FDA regarding previously disclosed effects on the liver. On July 17, 2017, the Company announced that it received preliminary feedback from the FDA on the oral Proellex® clinical development program. The Proellex® program will remain on partial clinical hold, and based upon the FDA’s review of all the existing liver function safety data, the FDA has indicated that the Company will be required to compile a large pre-approval safety data base to support future development. The Company expects to receive final guidance during the third quarter of 2017.

The Company has an active Investigational New Drug Application (“IND”) for the vaginal delivery of Proellex® for the treatment of uterine fibroids. Since the clinical hold relates only to oral delivery of Proellex®, this IND has no clinical hold issues. In the first quarter of 2012, we initiated a Phase 2 vaginal administration study for the treatment of uterine fibroids and subsequently reported the final study results in January 2013. We held an end of Phase 2 meeting with the FDA in May 2013, to discuss a Phase 3 study design for vaginally delivered Proellex as a treatment for uterine fibroids. The FDA recommended that a Phase 2B study should be conducted prior to commencing a Phase 3 program. On December 29, 2014, we announced that we have initiated a Phase 2B study for vaginally delivered Proellex® in the treatment of uterine fibroids. This study was fully enrolled in January 2016 and on November 14, 2016, we announced positive clinical data from this study after two 18-week courses of treatment as compared to placebo. In light of the FDA guidance on the oral Proellex® development program, the Company is assessing increasing its focus on the vaginal delivery of Proellex®.

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

On February 2, 2015, we announced that we electronically submitted our New Drug Applications (“NDA”) to the FDA for enclomiphene. The FDA accepted the NDA for review on April 1, 2015 and later assigned a Prescription Drug User Fee (“PDUFA”) goal date of November 30, 2015. In addition, the Division of Bone, Reproductive and Urologic Products (the “Division”) of the FDA scheduled an advisory committee meeting to review the NDA for November 3, 2015. However, the Division subsequently cancelled the scheduled advisory committee meeting due to questions that arose late in the review regarding the bioanalytical method validation that could affect interpretability of certain pivotal study data. On December 1, 2015, we announced that we had received a Complete Response Letter (“CRL”) from the FDA. A CRL informs companies that an NDA cannot be approved in its present form. In the CRL, the FDA stated that, based on recent scientific developments, the design of the enclomiphene Phase 3 studies is no longer adequate to demonstrate clinical benefit and recommended that Repros conduct an additional Phase 3 study or studies to support approval in the target population. The FDA also noted concerns regarding study entry criteria, titration and bioanalytical method validation in the Phase 3 program.

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

Additionally, on September 12, 2016, we reported that we successfully submitted a European centralized marketing authorization application (“MAA”) for enclomiphene for the treatment of secondary hypogonadism. This MAA was subsequently accepted by the European Medicines Agency (“EMA”) which, as previously reported, has assigned the United Kingdom as the primary rapporteur and France as the co-rapporteur for the application review. As part of the ongoing review process, the Company has filed responses to the EMAs questions in the third quarter of 2017.

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

Liquidity

On August 9, 2016, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), pursuant to which we may issue and sell from time to time through Ladenburg, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $10 million (the “ATM Shares”). Ladenburg is not required to sell on our behalf any specific number or dollar amount of the ATM Shares, but Ladenburg, upon acceptance of written instructions from us, agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices, to sell the ATM Shares up to the amount specified, and otherwise in accordance with the terms of a placement notice delivered to Ladenburg. Ladenburg receives a commission of 3% of the gross sales price of all ATM Shares sold through it under the Equity Distribution Agreement. Effective May 9, 2017, the Company terminated the Sales Agreement and the related ATM Program. During the three and six month periods ended June 30, 2017, we sold 21,100 and 849,157 ATM Shares, respectively, at a weighted average share price of $1.17 and $1.20, respectively, for proceeds of approximately $25,000 and $1,021,000, respectively, net of expenses including approximately $1,000 and $32,000, respectively, in commissions to Ladenburg.

On May 23, 2017, the Company sold 2,744,125 shares of common stock and pre-funded Series C Warrants to purchase up to 2,245,875 shares of common stock in an underwritten public offering to certain investors (the “May Public Offering”). Each share of common stock was sold at a price of $0.60 and each Series C Warrant was issued with an exercise price of $0.60 per share of common stock, $0.60 of which was pre-funded at closing and $0.001 was payable upon exercise. This May Public Offering also included the issuance of Series A Warrants to purchase 3,742,500 shares of our common stock at an initial exercise price of $0.84 per share and Series B Warrants to purchase 2,495,000 shares of our common stock at an initial exercise price of $0.92 per share. Each share of common stock and each pre-funded Series C Warrant to purchase a share of common stock were sold together with a Series A Warrant to purchase 0.75 share of common stock and a Series B Warrant to purchase 0.50 share of common stock. The net proceeds to the Company from the sale of common stock and warrants, after deducting underwriting discounts and commissions and other offering expenses, were approximately $2.5 million. For further discussion of the May Public Offering, see Note 6 to the financial statements included herein.

As of June 30, 2017, we had accumulated losses of $327.6 million, approximately $3.8 million in cash and cash equivalents, and accounts payable and accrued expenses of approximately $3.6 million, in the aggregate. Included in our accrued expenses is $1.8 million related to the accrued severance payments due Mr. Podolski upon his termination, which are anticipated to be paid in the first quarter of 2018 and 2019 with our restricted cash of $1.8 million. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates and meet our obligations as they become due through the end of 2017. We continue to explore potential additional financing alternatives, including corporate partnering opportunities, that would provide sufficient funds to enable us to continue to develop our two product candidates through FDA approval; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

These interim financial statements should be read in conjunction with the financial statements and notes thereto included in our 2016 Annual Report on Form 10-K. The results of operations for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

Changes in Accounting Policies

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

New Accounting Pronouncements Not Yet Adopted

In July 2017, the FASB issued ASU No. 2017-11, “(Part I) Accounting or Certain Financial Instruments with Down Round Features” (“ASU 2017-11”), which changes the classification analysis of certain equity-linked financial instruments with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature will no longer preclude equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases (ASC Topic 842), which supersedes ASC Topic 840, Leases. The new standard is intended to increase transparency and comparability of organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2018, and early application is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

NOTE 2 — Cash, Cash Equivalents and Restricted Cash

As of June 30, 2017, the Company maintained $1.8 million as restricted cash. The funds are being held in accordance with the Release Agreement entered into with Mr. Podolski on February 1, 2017.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows (in thousands):

	June 30, 2017	June 30, 2016
Cash and cash equivalents	$3,768	$12,510
Restricted cash, current	916	—
Restricted cash, noncurrent	916	—
Total	$5,600	$12,510

NOTE 3 — Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Current accrued expenses:
Personnel related costs	$1,108	$512
Research and development costs	70	174
Other	97	93
Total current accrued expenses	$1,275	$779

Long-term accrued expenses:
Accrued severance	$916	$—
Total long-term accrued expenses	$916	$—

NOTE 4 — Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the average shares outstanding for the period and applying the treasury stock method to potentially dilutive outstanding options, restricted stock units and warrants. In all applicable periods, all potential common stock equivalents were anti-dilutive and, accordingly, were not included in the computation of diluted loss per share.

The following table presents information necessary to calculate loss per share for the three and six month periods ended June 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(2,199)	$(4,280)	$(8,109)	$(9,125)
Average common shares outstanding	28,398	24,319	27,340	24,319
Basic and diluted loss per share	$(0.08)	$(0.18)	$(0.30)	$(0.38)

Potential common stock of 2,758,080 common shares underlying stock options and restricted stock units and common shares underlying 6,027,500 stock purchase warrants for the period ended June 30, 2017, were excluded from the above calculation of diluted loss per share because they were anti-dilutive. Potential common stock of 2,664,024 underlying stock options for the period ended June 30, 2016, were also excluded from the above calculation of diluted loss per share because they were anti-dilutive.

NOTE 5 — Stock-Based Compensation

On February 1, 2017, the Board of Directors (the “Board”) granted Larry Dillaha, the Company’s then interim President and Chief Executive Officer a grant of 50,000 stock options to vest upon the successful completion of certain milestones. Additionally, the Board awarded to Katherine Anderson, the Company’s Chief Financial Officer, 10,000 restricted shares of common stock per month on the first day of each month beginning February 1, 2017 and ending on July 1, 2017, to vest on the last day of the month of grant. On February 13, 2017, the Board awarded Michael Wyllie, a non-employee director of the Company, and Larry Dillaha, a grant of 50,000 stock options each. Both option awards will vest upon the successful completion of certain milestones. On February 13, 2017, the Board awarded each board member a grant of 40,000 restricted stock units, to settle in shares of the Company’s common stock and to vest in equal monthly installments over the three years following the date of grant. Additionally, during the six month period ended June 30, 2017, 356,502 stock options either expired or were forfeited.

NOTE 6 — Stockholders’ Equity

Offerings

On August 9, 2016, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), pursuant to which we may issue and sell from time to time through Ladenburg, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $10 million (the “ATM Shares”). Ladenburg is not required to sell on our behalf any specific number or dollar amount of the ATM Shares, but Ladenburg, upon acceptance of written instructions from us, agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices, to sell the ATM Shares up to the amount specified, and otherwise in accordance with the terms of a placement notice delivered to Ladenburg. Ladenburg receives a commission of 3% of the gross sales price of all ATM Shares sold through it under the Equity Distribution Agreement. Effective May 9, 2017, the Company terminated the Sales Agreement and the related ATM Program.

The table below summarizes our ATM Shares sold during the three and six month periods ended June 30, 2017 (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2017	Six Months Ended June 30,2017

ATM Shares sold	21,100	849,157
Weighted average share price	$1.17	$1.20
Net proceeds, net of offering costs	$25	$1,021
Offering commissions to Ladenburg	$1	$32

On May 23, 2017, the Company sold 2,744,125 shares of common stock and pre-funded Series C Warrants to purchase up to 2,245,875 shares of common stock in an underwritten public offering to certain investors (the “May Public Offering”). Each share of common stock was sold at a price of $0.60 and each Series C Warrant was issued with an exercise price of $0.60 per share of common stock, $0.60 of which was pre-funded at closing and $0.001 was payable upon exercise. This May Public Offering also included the issuance of Series A Warrants to purchase 3,742,500 shares of our common stock at an initial exercise price of $0.84 per share and Series B Warrants to purchase 2,495,000 shares of our common stock at an initial exercise price of $0.92 per share. Each share of common stock and each pre-funded Series C Warrant to purchase a share of common stock were sold together with a Series A Warrant to purchase 0.75 share of common stock and a Series B Warrant to purchase 0.50 share of common stock. The net proceeds to the Company from the sale of common stock and warrants, after deducting underwriting discounts and commissions and other offering expenses, were approximately $2.5 million.

The Series A warrants are exercisable, subject to certain limitations, upon issuance and expire five years from issuance and the Series B and Series C warrants are exercisable, subject to certain limitations, upon issuance and expire two years from issuance. The Series A and Series B warrants contain anti-dilution provisions that reduce the exercise price of the warrants if certain dilutive issuances occur, subject to a floor of $0.17 per share. Each of the warrants contain a cashless exercise provision in the event there is no effective registration statement covering the shares to be issued upon exercise of the warrants and a net cash settlement feature at the option of the warrant holder in certain limited circumstances in which the Company fails to timely deliver registered common shares upon a warrant exercise. Additionally, beginning 30 days after the issuance date, a Series B warrant holder is permitted to effect a cashless exercise and receive a net number of shares equal to the product of (i) 200% of the applicable warrant exercise percentage of the initial warrant amount and (ii) the quotient obtained by dividing (a) the difference obtained by subtracting (x) the market price, from (y) the initial exercise price of the Series B Warrants by (b) the market price (the “Net Number Cashless Exercise”).

Due to the net cash settlement feature at the option of the warrant holder discussed above, the Series A and Series B warrants are classified as liabilities under the caption “Warrant liability” in the accompanying balance sheets and recorded at estimated fair value at issuance with any subsequent change in fair value of the outstanding warrants since issuance reflected in “Change in fair value of warrant liability” in the accompanying statements of operations. Additionally, for the period ended June 30, 2017, any share settlement of the warrant liability upon a warrant exercise is reflected as a noncash settlement of the pro-rata share of the warrant liability and issuance of common stock. See Note 7 to the financial statements included herein for discussion regarding the fair value of the warrants.

The following table reflects the warrant activity of the Company for the six month period ended June 30, 2017:

	Series A	Series B	Series C	Shares of Common Stock
	Warrants	Warrants	Warrants	Issued
Balance, December 31, 2016	—	—	—
Issuance of warrants	3,742,500	2,495,000	2,245,875
Series C Warrants exercised to purchase common stock for cash at $0.001 per share	—	—	(2,245,875)	2,245,875
Net Number Cashless Exercise of Series B Warrants for the issuance of 715,575 shares of common stock	—	(210,000)	—	715,575
Balance, June 30, 2017	3,742,500	2,285,000	—

Through August 11, 2017, an additional 1,832,834 Series B Warrants were exercised under the cashless alternative provision and as a result the Company has issued 5,455,730 shares of common stock.

On July 24, 2017, the Company filed a shelf registration statement on Form S-3 (File No. 333-219428, the “July 2017 Registration Statement”) to permit the continued exercise of the Series A Warrants and Series B Warrants following the expiration, on that date, of the Company’s prior Registration Statement on Form S-3, as amended (File No. 333-197253). The July 2017 Registration Statement was declared effective by the SEC on August 4, 2017. Between the expiration of the prior registration statement and the effectiveness of the July 2017 Registration Statement, exercises of the Series A Warrants and Series B Warrants continued to be permitted under the prior registration statement pursuant to Rule 415(a)(5) under the Securities Act of 1933, as amended.

NOTE 7 — Fair Value Measurements

The FASB has established a framework for measuring fair value in generally accepted accounting principles. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described as follows:

Level 1.  Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2.  Inputs to the valuation methodology include:

•	Quoted prices for similar assets or liabilities in active markets

Quoted prices for identical or similar assets or liabilities in inactive markets

•	Inputs other than quoted prices that are observable for the asset or liability

•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

Level 3.  Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The table below presents our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2017 and are categorized using the fair value hierarchy (in thousands):

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$3,768	$3,768	$—	$—
Restricted cash	$1,832	$1,832	$—	$—
Warrant liability	$(2,530)	$—	$(2,530)	$—

The table below presents our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2016 and are categorized using the fair value hierarchy (in thousands):

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$8,688	$8,688	$—	$—

All cash and cash equivalents and restricted cash as of June 30, 2017 and December 31, 2016 were held in accounts backed by U.S. government securities.

On May 23, 2017, as a result of the May Public Offering (described in Note 6 to the financial statements included herein), the Company issued Series A, Series B and Series C warrants that include a net cash settlement feature at the option of the warrant holder in certain limited circumstances in which the Company fails to timely deliver registered common shares upon a warrant exercise. All Series C warrants were exercised in June 2017. The Series A and Series B warrants are classified as liabilities under the caption “Warrant liability” in the accompanying balance sheets and recorded at estimated fair value at issuance with any subsequent change in fair value of the outstanding warrants since issuance reflected in “Change in fair value of warrant liability” in the accompanying statements of operations. The fair value of the Series A and Series B warrant liability at the issue date was $2,419,000 after giving effect to anti-dilution adjustments under the assumption that the anti-dilution mechanism contained in the Series A and Series B warrants was in effect. The following summarizes the change in the Warrant liability for the six months ended June 30, 2017 (in thousands):

	Series A Warrants	Series B Warrants	Total
Warrant liability at date of issue	$(1,831)	$(588)	$(2,419)
Share settlement due to warrant exercises	-	49	49
Change in fair value	(157)	(3)	(160)
Warrant liability at June 30, 2017	$(1,988)	$(542)	$(2,530)

The Company will continue to adjust the Warrant liability for changes in fair value of the outstanding warrants until the earlier of the exercise of the warrants, modification of the warrants, or expiration of the warrants.

The fair value of the Company’s warrant liability recorded in the Company’s financial statements was determined using the Monte Carlo simulation valuation method with the quoted market price of the Company’s common stock, market volatility of the Company’s stock, no dividend yield, an expected life based on the remaining contractual term of the outstanding warrants and a risk free interest rate based on USD overnight indexed swaps with a maturity equivalent to the warrants’ expected life.

The Company calculated the estimated fair value of the Series A and Series B warrants on the issuance date and at June 30, 2017 using the following weighted average assumptions:

	Issue Date
	(May 23, 2017)	June 30, 2017
Risk-free interest rate	1.46%	1.82%
Contractual term	3.3 years	3.8 years
Expected volatility	85.8%	98.7%

NOTE 8 — Commitments and Contingencies

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

We are developing Proellex®, an orally administered selective blocker of the progesterone receptor in women, for the treatment of uterine fibroids and endometriosis. Uterine fibroids and endometriosis affect millions of women of reproductive age. Proellex® has shown statistically significant results in previous Phase 2 studies for uterine fibroids and endometriosis. We completed a low dose escalating study as permitted by the Food and Drug Administration (“FDA”) in late 2011, to determine both signals of efficacy and safety for low oral doses of the drug. There was no evidence of elevations of liver enzymes over baseline, suggesting these lower doses avoid the type of adverse events seen at much higher doses in earlier studies. On March 17, 2014, we announced that the FDA indicated that we may proceed to conduct Phase 1 and Phase 2 studies of low dose oral Proellex® for uterine fibroids and endometriosis while remaining on partial clinical hold. This guidance indicated that the highest allowed dose will be 12 mg daily. On December 29, 2014, we announced that we have initiated a Phase 2B study for low dose oral Proellex® in the treatment of uterine fibroids. This study was fully enrolled in January 2016 and on November 14, 2016, we announced positive clinical data from this study after two 18-week courses of treatment as compared to placebo. On April 10, 2017, the Company announced they had a meeting with the FDA to discuss the progress and next steps in the development of Proellex® for the treatment of uterine fibroids. Shortly before the meeting, the Company was notified that the meeting would be a type C/Guidance meeting, rather than a type B/End of phase 2 meeting as previously anticipated. At the meeting, the FDA confirmed that Proellex® will continue on the current partial clinical hold while they consult with liver experts within the FDA regarding previously disclosed effects on the liver. On July 17, 2017, the Company announced that it received preliminary feedback from the FDA on the oral Proellex® clinical development program. The Proellex® program will remain on partial clinical hold, and based upon the FDA’s review of all the existing liver function safety data, the FDA has indicated that the Company will be required to compile a large pre-approval safety data base to support future development. The Company expects to receive final guidance during the third quarter of 2017.

The Company has an active Investigational New Drug Application (“IND”) for the vaginal delivery of Proellex® for the treatment of uterine fibroids. Since the clinical hold relates only to oral delivery of Proellex®, this IND has no clinical hold issues. In the first quarter of 2012, we initiated a Phase 2 vaginal administration study for the treatment of uterine fibroids and subsequently reported the final study results in January 2013. We held an end of Phase 2 meeting with the FDA in May 2013, to discuss a Phase 3 study design for vaginally delivered Proellex as a treatment for uterine fibroids. The FDA recommended that a Phase 2B study should be conducted prior to commencing a Phase 3 program. On December 29, 2014, we announced that we have initiated a Phase 2B study for vaginally delivered Proellex® in the treatment of uterine fibroids. This study was fully enrolled in January 2016 and on November 14, 2016, we announced positive clinical data from this study after two 18-week courses of treatment as compared to placebo. In light of the FDA guidance on the oral Proellex® development program, the Company is assessing increasing its focus on the vaginal delivery of Proellex®.

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

Additionally, on September 12, 2016, we reported that we successfully submitted a European centralized marketing authorization application (“MAA”) for enclomiphene for the treatment of secondary hypogonadism. This MAA was subsequently accepted by the European Medicines Agency (“EMA”) which, as previously reported, has assigned the United Kingdom as the primary rapporteur and France as the co-rapporteur for the application review. As part of the ongoing review process, the Company has filed responses to the EMAs questions in the third quarter of 2017.

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

Liquidity

On August 9, 2016, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), pursuant to which we may issue and sell from time to time through Ladenburg, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $10 million (the “ATM Shares”). Ladenburg is not required to sell on our behalf any specific number or dollar amount of the ATM Shares, but Ladenburg, upon acceptance of written instructions from us, agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices, to sell the ATM Shares up to the amount specified, and otherwise in accordance with the terms of a placement notice delivered to Ladenburg. Ladenburg receives a commission of 3% of the gross sales price of all ATM Shares sold through it under the Equity Distribution Agreement. Effective May 9, 2017, the Company terminated the Sales Agreement and the related ATM Program. During the three and six month period ended June 30, 2017, we sold 21,100 and 849,157 ATM Shares, respectively, at a weighted average share price of $1.17 and $1.20, respectively, for proceeds of approximately $25,000 and $1,021,000, respectively, net of expenses including approximately $1,000 and $32,000, respectively, in commissions to Ladenburg. Effective May 9, 2017, the Company terminated the Sales Agreement and the related ATM Program.

On May 23, 2017, the Company sold 2,744,125 shares of common stock and pre-funded Series C Warrants to purchase up to 2,245,875 shares of common stock in an underwritten public offering to certain investors (the “May Public Offering”). Each share of common stock was sold at a price of $0.60 and each Series C Warrant was issued with an exercise price of $0.60 per share of common stock, $0.60 of which was pre-funded at closing and $0.001 was payable upon exercise. This May Public Offering also included the issuance of Series A Warrants to purchase 3,742,500 shares of our common stock at an initial exercise price of $0.84 per share and Series B Warrants to purchase 2,495,000 shares of our common stock at an initial exercise price of $0.92 per share. Each share of common stock and each pre-funded Series C Warrant to purchase a share of common stock were sold together with a Series A Warrant to purchase 0.75 share of common stock and a Series B Warrant to purchase 0.50 share of common stock. The net proceeds to the Company from the sale of common stock and warrants, after deducting underwriting discounts and commissions and other offering expenses, were approximately $2.5 million.

As of June 30, 2017, we had accumulated losses of $327.6 million, approximately $3.8 million in cash and cash equivalents, and accounts payable and accrued expenses of approximately $3.6 million, in the aggregate. Included in our accrued expenses is $1.8 million related to the accrued severance payments due Mr. Podolski upon his termination, which are anticipated to be paid in the first quarter of 2018 and 2019 with our restricted cash of $1.8 million. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates and meet our obligations as they become due through the end of 2017. We continue to explore potential additional financing alternatives, including corporate partnering opportunities, that would provide sufficient funds to enable us to continue to develop our two product candidates through FDA approval; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

On October 31, 2013, the Company held a meeting with the FDA to discuss the clinical development plan for low dose oral Proellex® in the treatment of uterine fibroids. During the meeting, the FDA provided guidance for endpoints it believed acceptable for the treatment of uterine fibroids in an efficacy study and instructed the Company to submit a request for lifting the full clinical hold. The Company has followed the FDA’s recommendations and submitted the study protocol and the request for the full hold lift. Additionally, on March 17, 2014, we announced that the FDA indicated that we may proceed to conduct Phase 1 and Phase 2 studies of low dose oral Proellex® for endometriosis and uterine fibroids while remaining on partial clinical hold. This guidance indicated that the highest allowed dose will be 12 mg daily. On December 29, 2014, we announced that we have initiated a Phase 2B study for low dose oral Proellex® in the treatment of uterine fibroids. This study was fully enrolled in January 2016 and on November 14, 2016, we announced positive clinical data from this study after two 18-week courses of treatment as compared to placebo. On January 30, 2017, we announced the FDA has granted the Company an end of phase 2 meeting to discuss the phase 3 requirements for Proellex in the treatment of uterine fibroids. Subsequently, on April 10, 2017, the Company announced that it had a meeting with the FDA to discuss the progress and next steps in the development of Proellex® for the treatment of uterine fibroids. Shortly before the meeting, the Company was notified that the meeting would be a type C/guidance meeting, rather than a type B/end of phase 2 meeting as previously anticipated. At the meeting, the FDA confirmed that Proellex® will continue on the current partial clinical hold while they consult with liver experts within the FDA regarding previously disclosed effects on the liver. Further, the FDA agreed to accept additional information from the Company and its panel of liver experts for consideration by the FDA’s internal advisory liver team. On July 17, 2017, the Company announced that it received preliminary feedback from the FDA on the oral Proellex® clinical development program. The Proellex® program will remain on partial clinical hold, and based upon the FDA’s review of all the existing liver function safety data, the FDA has indicated that the Company will be required to compile a large pre-approval safety data base to support future development. The Company expects to receive final guidance during the third quarter of 2017.

Vaginal Administration

We are assessing vaginal administration of Proellex® to avoid first pass liver effects and achieve higher reproductive tract concentrations of the drug while minimizing systemic exposure. We reported results from two in vivo animal studies which confirmed reduced maximum circulating concentrations of the drug when administered vaginally, as well as efficacy signals at substantially lower doses than oral administration. The Company has an active IND for the vaginal delivery of Proellex® for the treatment of uterine fibroids. Since the clinical hold relates only to the oral delivery of Proellex®, this IND has no clinical hold issues. In the first quarter of 2012, we initiated a Phase 2 vaginal administration study for the treatment of uterine fibroids. In January 2013, we reported the final study results which indicated the 12 mg dose achieved statistically significant improvement in menstrual bleeding, uterine fibroid symptoms and reduction in fibroid volume even with the low number of subjects enrolled into the study (n=12 @ 12 mg). Based on these findings, the Company believes the 12 mg dose is appropriate for further development. We held an end of Phase 2 meeting with the FDA in May 2013, to discuss a Phase 3 study design for the vaginally delivered Proellex as a treatment for uterine fibroids. The FDA recommended that a Phase 2B study should be conducted prior to commencing a Phase 3 program. On December 29, 2014, we announced that we have initiated a Phase 2B study for vaginally delivered Proellex® in the treatment of uterine fibroids. This study was fully enrolled in January 2016 and on November 14, 2016, we announced positive clinical data from this study after two 18-week courses of treatment as compared to placebo. In light of the FDA guidance on the oral Proellex® development program, the Company is assessing increasing its focus on the vaginal delivery of Proellex®.

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

Additionally, on September 12, 2016, we reported that we successfully submitted a European centralized marketing authorization application (“MAA”) for enclomiphene for the treatment of secondary hypogonadism. This MAA was subsequently accepted by the European Medicines Agency (“EMA”) which, as previously reported, has assigned the United Kingdom as the primary rapporteur and France as the co-rapporteur for the application review. As part of the ongoing review process, the Company has filed responses to the EMAs questions in the third quarter of 2017.

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

Business Strategy

The Company is assessing increasing its focus on the vaginal delivery of Proellex® in the treatment of uterine fibroids. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates and meet our obligations as they become due through the end of 2017. We continue to explore potential additional financing alternatives, including corporate partnering opportunities, that would provide sufficient funds to enable us to continue to develop our two product candidates through FDA approval; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all.

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

General

We currently have nine full-time employees. We utilize the services of contract research organizations, contract manufacturers and various consultants to assist us in performing clinical and regulatory services for the clinical development of our products. We are substantially dependent on our various contract groups to adequately perform the activities required to obtain regulatory approval of our products.

We have accumulated net operating losses through June 30, 2017 and the value of the tax asset associated with these accumulated net operating losses may be substantially diminished in value due to various tax regulations, including change in control provisions in the tax code. Additionally, during 2013, the Company completed an analysis of its section 382 limit. Based on this analysis, the Company concluded that the amount of net operating loss (“NOL”) carryforwards and the credits available to offset taxable income is limited under section 382. See “Critical Accounting Policies and the Use of Estimates – Income Taxes,” below.

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

Warrant Liability

In May 2017, we sold shares of common stock and pre-funded Series C Warrants to purchase common stock in an underwritten public offering which also included the issuance of Series A and Series B Warrants to purchase common stock. Due to a net cash settlement feature at the option of the warrant holder in each of the Series A and Series B warrants, the warrants are classified as liabilities under the caption “Warrant liability” in the accompanying balance sheets and recorded at estimated fair value at issuance with any subsequent change in fair value of the outstanding warrants since issuance reflected in “Change in fair value of warrant liability” in the accompanying statements of operations. Additionally, for the period ended June 30, 2017, any share settlement of the Warrant liability upon a warrant exercise is reflected as a noncash settlement of the pro-rata share of the Warrant liability and issuance of common stock.

We used the Monte Carlo simulation valuation method to estimate the fair value of the Series A and Series B warrants. The Monte Carlo simulation valuation method utilizes the quoted market price of the Company’s common stock, market volatility of the Company’s stock, no dividend yield, an expected life based on the remaining contractual term of the outstanding warrants and a risk-free interest rate. The risk-free interest rate is based on USD overnight indexed swaps with a maturity equivalent to the warrants’ expected life.

Stock-Based Compensation

We had one stock-based compensation plan at June 30, 2017, the 2011 Equity Incentive Plan. Accounting for stock-based compensation generally requires the recognition of the cost of employee services for stock-based compensation based on the grant date fair value of the equity or liability instruments issued. We use the Black-Scholes option pricing model to estimate the fair value of our stock options. Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options' vesting and contractual expiration dates. The Company’s historical stock option exercise experience does not provide a reasonable basis upon which to estimate expected term. As such, the simplified method was used to calculate the expected term. The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option's expected term.

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

Changes in Accounting Policies

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

New Accounting Pronouncements Not Yet Adopted

In July 2017, the FASB issued ASU No. 2017-11, “(Part I) Accounting or Certain Financial Instruments with Down Round Features” (“ASU 2017-11”), which changes the classification analysis of certain equity-linked financial instruments with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature will no longer preclude equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases (ASC Topic 842), which supersedes ASC Topic 840, Leases. The new standard is intended to increase transparency and comparability of organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2018, and early application is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

Results of Operations

Comparison of the three and six month periods ended June 30, 2017 and 2016

Revenues and Other Income

Total revenues and other income decreased to $7,000 for the three month period ended June 30, 2017 as compared to $15,000 for the same period in the prior year. Total revenues and other income decreased to $14,000 for the six month period ended June 30, 2017 as compared to $31,000 for the same period in the prior year. The decrease in revenues and other income in both periods is primarily due to lower cash balances during the three and six month periods ended June 30, 2017 as compared to the comparable periods in the prior year.

Research and Development Expenses

R&D expenses include contracted services relating to our clinical product development activities which include preclinical studies, clinical trials, expenses associated with our patent portfolio, regulatory affairs, including FDA filing fees, and bulk manufacturing scale-up activities and bulk active ingredient purchases for preclinical and clinical trials primarily relating to our two products in clinical development, which are Proellex® and enclomiphene. Research and development expenses also include internal operating expenses relating to our general research and development activities. R&D expenses decreased 65%, or $2.1 million, to $1.1 million for the three month period ended June 30, 2017, as compared to $3.2 million for the same period in the prior year. Our primary R&D expenses for the three month periods ended June 30, 2017 and 2016 are shown in the following table (in thousands):

	Three months ended June 30,
Research and Development	2017	2016	Variance	Change (%)
Proellex® clinical development	$129	$990	$(861)	(87)%
Enclomiphene clinical development	211	1,000	(789)	(79)%
Payroll and benefits	569	710	(141)	(20)%
Operating and occupancy	231	543	(312)	(57)%
Total	$1,140	$3,243	$(2,103)	(65)%

The clinical development expenses related to Proellex® decreased for the three month period ended June 30, 2017, as compared to the prior year period, due to decreased expenses associated with our Phase 2b clinical trials for the treatment of uterine fibroids and endometriosis. The clinical development expenses related to enclomiphene decreased for the three month period ended June 30, 2017, as compared to the prior year period, due to decreased expenses associated with our Phase 2 proof of concept study, ZA-205.

Payroll and benefits expenses decreased 20%, or approximately $141,000, to $569,000 for the three month period ended June 30, 2017, as compared to $710,000 for the same period in the prior year. Salaries for the three month period ended June 30, 2017 were $357,000 as compared to $425,000 for the same period in the prior year. Also during the three month period ended June 30, 2017, the Company incurred $169,000 in severance expense related to a reduction in its workforce. As a result of this reduction in workforce, non-cash stock-based compensation decreased $197,000 for the three month period ended June 30, 2017, as compared to the same period in the prior year.

Operating and occupancy expenses decreased 57%, or approximately $312,000, to $231,000 for the three month period ended June 30, 2017 as compared to $543,000 for the same period in the prior year, primarily due to decreased legal expenses and other outside services.

R&D expenses decreased 54%, or approximately $3.8 million, to $3.2 million for the six month period ended June 30, 2017, as compared to $7.0 million for the same period in the prior year. Our primary R&D expenses for the six month periods ended June 30, 2017 and 2016 are shown in the following table (in thousands):

	Six months ended June 30,
Research and Development	2017	2016	Variance	Change (%)
Proellex® clinical development	$649	$2,146	$(1,497)	(70)%
Enclomiphene clinical development	541	2,181	(1,640)	(75)%
Payroll and benefits	1,207	1,422	(215)	(15)%
Operating and occupancy	817	1,260	(443)	(35)%
Total	$3,214	$7,009	$(3,795)	(54)%

For the six month period ended June 30, 2017, as compared to the same period in 2016, R&D expenses related to the clinical development of Proellex® decreased 70%, or approximately $1.5 million, primarily due to decreased expenses associated with our Phase 2b clinical trials for the treatment of uterine fibroids and endometriosis. R&D expenses related to the clinical development of enclomiphene decreased 75%, or approximately $1.6 million, due to decreased expenses associated with our Phase 2 proof of concept study, ZA-205.

Payroll and benefits expenses decreased 15%, or approximately $215,000, to $1.2 million for the six month period ended June 30, 2017, as compared to $1.4 million for the same period in the prior year. Salaries for the six month period ended June 30, 2017 were $764,000, as compared to $847,000 for the same period in the prior year. Included in payroll and benefits expense is a charge for non-cash stock-based compensation of $97,000 for the six month period ended June 30, 2017, as compared to a charge of $370,000 for the same period in the prior year. Also during the six month period ended June 30, 2017, the Company incurred $169,000 in severance expense related to a reduction in its workforce.

Operating and occupancy expenses decreased 35%, or approximately $443,000, to $817,000 for the six month period ended June 30, 2017, as compared to $1.3 million for the same period in the prior year, primarily due to decreased legal expenses and outside services.

Through June 30, 2017 we have incurred approximately $72.0 million for the development of Proellex® and approximately $74.1 million for the development of enclomiphene. These accumulated costs exclude any internal operating expenses and expenses associated with the patent portfolio.

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased 14%, or approximately $146,000, to $906,000 for the three month period ended June 30, 2017 as compared to $1.1 million for the same period in the prior year. Our primary G&A expenses for the three month periods ended June 30, 2017 and 2016 are shown in the following table (in thousands):

	Three months ended June 30,
General and Administrative	2017	2016	Variance	Change (%)
Payroll and benefits	$450	$637	$(187)	(29)%
Operating and occupancy	456	415	41	10%
Total	$906	$1,052	$(146)	(14)%

G&A payroll and benefits expenses include salaries, bonuses, non-cash stock-based compensation expense, fringe benefits, recruiting fees and severance pay. Included in payroll and benefits expense is a charge for non-cash stock-based compensation of $147,000 for the three month period ended June 30, 2017 as compared to a charge of $344,000 for the same period in the prior year. Additionally, salaries for the three month period ended June 30, 2017 were $232,000 as compared to $257,000 for the same period in the prior year.

G&A operating and occupancy expenses, which include expenses to operate as a public company, increased 10%, or approximately $41,000, to $456,000 for the three month period ended June 30, 2017 as compared to $415,000 for the same period in the prior year primarily due to an increase in consulting fees.

G&A expenses increased 121%, or approximately $2.6 million, to $4.8 million for the six month period ended June 30, 2017, as compared to $2.2 million for the same period in the prior year. Our primary G&A expenses for the six month periods ended June 30, 2017 and 2016 are shown in the following table (in thousands):

	Six months ended June 30,
General and Administrative	2017	2016	Variance	Change (%)
Payroll and benefits	$3,863	$1,256	$2,607	208%
Operating and occupancy	886	891	(5)	(1)%
Total	$4,749	$2,147	$2,602	121%

G&A payroll and benefits expenses include salaries, bonuses, non-cash stock-based compensation expense, severance pay, recruiting fees and fringe benefits. Included in payroll and benefits expense is a charge for non-cash stock-based compensation of $465,000 for the six month period ended June 30, 2017, as compared to a charge of $667,000 for the same period in the prior year. Additionally, salaries for the six month period ended June 30, 2017 were $469,000, as compared to $514,000 for the same period in the prior year. Also included in payroll and benefits for the six month period ended June 30, 2017, was a charge of $2.8 million related to the departure of Mr. Podolski.

G&A operating and occupancy expenses, which include expenses to operate as a public company, decreased approximately $5,000, to $886,000 for the six month period ended June 30, 2017, as compared to $891,000 for the same period in the prior year.

Change in Fair Value of Warrant Liability

As a result of the May Public Offering (described in Note 6 to the financial statements included herein), the Company issued Series A, Series B and Series C warrants that include a net cash settlement feature at the option of the warrant holder in certain limited circumstances in which the Company fails to timely deliver registered common shares upon a warrant exercise. All Series C warrants were exercised in June 2017. The Series A and Series B warrants are classified as liabilities under the caption “Warrant liability” in the accompanying balance sheets and recorded at estimated fair value at issuance with any subsequent change in fair value of the outstanding warrants since issuance reflected in “Change in fair value of warrant liability” in the accompanying statements of operations. For a detailed discussion on the change in fair value of warrant liability, see Note 7 to the financial statements included herein.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from private placements and public offerings of equity securities and with funds received under collaborative agreements.

On August 9, 2016, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), pursuant to which we may issue and sell from time to time through Ladenburg, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $10 million (the “ATM Shares”). Ladenburg is not required to sell on our behalf any specific number or dollar amount of the ATM Shares, but Ladenburg, upon acceptance of written instructions from us, agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices, to sell the ATM Shares up to the amount specified, and otherwise in accordance with the terms of a placement notice delivered to Ladenburg. Ladenburg receives a commission of 3% of the gross sales price of all ATM Shares sold through it under the Equity Distribution Agreement. Effective May 9, 2017, the Company terminated the Sales Agreement and the related ATM Program. During the three and six month period ended June 30, 2017, we sold 21,100 and 849,157 ATM Shares, respectively, at a weighted average share price of $1.17 and $1.20, respectively, for proceeds of approximately $25,000 and $1,021,000, respectively, net of expenses including approximately $1,000 and $32,000, respectively, in commissions to Ladenburg. Effective May 9, 2017, the Company terminated the Sales Agreement and the related ATM Program.

On May 23, 2017, the Company sold 2,744,125 shares of common stock and pre-funded Series C Warrants to purchase up to 2,245,875 shares of common stock in an underwritten public offering to certain investors (the “May Public Offering”). Each share of common stock was sold at a price of $0.60 and each Series C Warrant was issued with an exercise price of $0.60 per share of common stock, $0.60 of which was pre-funded at closing and $0.001 was payable upon exercise. This May Public Offering also included the issuance of Series A Warrants to purchase 3,742,500 shares of our common stock at an initial exercise price of $0.84 per share and Series B Warrants to purchase 2,495,000 shares of our common stock at an initial exercise price of $0.92 per share. Each share of common stock and each pre-funded Series C Warrant to purchase a share of common stock were sold together with a Series A Warrant to purchase 0.75 share of common stock and a Series B Warrant to purchase 0.50 share of common stock. The net proceeds to the Company from the sale of common stock and warrants, after deducting underwriting discounts and commissions and other offering expenses, were approximately $2.5 million.

Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. We had cash and cash equivalents of approximately $3.8 million as of June 30, 2017 as compared to $8.7 million as of December 31, 2016. All cash and cash equivalents as of June 30, 2017 and December 31, 2016 were held in an account backed by U.S. government securities.

Net cash of approximately $6.6 million and $8.9 million was used in operating activities during the six month periods ended June 30, 2017 and 2016, respectively. The major use of cash for operating activities for the six month period ended June 30, 2017 was to fund our clinical development programs and associated administrative costs. No cash was used in investing activities during the six month period ended June 30, 2017. Cash provided by financing activities for the six month period ended June 30, 2017 was approximately $3.5 million primarily from sale of 2,744,125 shares of common stock and pre-funded Series C Warrants to purchase up to 2,245,875 shares of common stock in the May Public Offering at an offering price of $0.50 per share, net of related underwriting discounts and commissions and other offering costs and the sale of 849,157 ATM Shares at a weighted average share price of $1.20, net of related offering costs.

We have experienced negative cash flows from operations since inception. We will require substantial funds for R&D, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts, if appropriate, if the FDA or other regulatory approvals are obtained. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates and meet our obligations as they become due through the end of 2017. We continue to explore potential additional financing alternatives, including corporate partnering opportunities, that would provide sufficient funds to enable us to continue to develop our two product candidates through FDA approval; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all. Our capital requirements will depend on many factors, which are discussed in detail in “Item 1A., Risk Factors” of Form 10-K for the fiscal year ended December 31, 2016. The uncertainties relating to the foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We had cash and cash equivalents of approximately $3.8 million at June 30, 2017 which is held in an account backed by U.S. government securities. Although this cash account is subject to fluctuations in interest rates and market conditions, no significant gain or loss on this account is expected to be recognized in earnings. We do not invest in derivative securities.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

In connection with the evaluation described above, we identified no change in internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8 of the Notes to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

Except as follows, there were no material changes from the risk factors previously disclosed in the registrant’s Form 10-K for the fiscal year ended December 31, 2016 in response to “Item 1A. Risk Factors” to Part I of Form 10-K.

Our inability to comply with the listing requirements of the NASDAQ Capital Market could result in our common stock being delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital.

We are required to meet certain qualitative and financial tests to maintain the listing of our common stock on the NASDAQ Capital Market. As of March 31, 2017, our stockholders’ equity was $1.6 million. As a result, we did not comply with the NASDAQ’s $2.5 million minimum stockholders’ equity requirement under NASDAQ Listing Rule 5550(b)(1). Further, as of March 31, 2017, we did not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations. On May 11, 2017, we received a letter from NASDAQ notifying us of our noncompliance with the minimum stockholders’ equity requirement.

The Company is evaluating various courses of actions to regain compliance and has submitted to NASDAQ a plan to regain compliance. On July 19, 2017, the Company was notified by NASDAQ that the Company’s common stock will remain listed on NASDAQ through at least September 30, 2017, during which time the Company will seek to take actions to regain compliance. If, prior to such date, the Company does not regain compliance, but provides additional information as to a plan to do so, the Company may be eligible for an extension of the September 30 date, through early November. However, there can be no assurance that the Company will be granted this additional time, or that the Company will ultimately be able to regain compliance.

In addition to the Company’s non-compliance with the minimum stockholders’ equity requirement, on June 14, 2017 the Company received a notification letter from NASDAQ advising the Company that for 30 consecutive business days preceding the date of this notification letter, the closing bid price of the Company’s common stock had been below the $1.00 per share minimum required for continued listing on the NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 5550(a)(2), and that the Company thus did not comply with NASDAQ’s minimum bid price rule.

This notification letter also stated that the Company will be provided 180 calendar days, or until December 11, 2017, to regain compliance with the minimum bid price rule. To do so, the closing bid price of the Company’s common stock must be at or above $1.00 per share for a minimum of ten consecutive business days prior to that date.

If by December 11, 2017 the Company cannot demonstrate compliance with the minimum bid price rule, the Company may be eligible for additional time. To qualify, the NASDAQ staff will determine whether or not the Company meets the NASDAQ Capital Market initial listing criteria set forth in NASDAQ Marketplace Rule 5550, except for the minimum bid price rule. If the Company meets the initial listing criteria (with the exception of the minimum bid price rule) and provides written notice of its intention to cure the deficiency during the second compliance period, the NASDAQ staff will inform the Company that it has been granted an additional 180 calendar day compliance period.

If the Company is not able to regain compliance or, in the case of the minimum bid price requirement, is not eligible for an additional 180-day compliance period, the NASDAQ staff will provide written notice that the Company’s securities will be subject to delisting. At that time, the Company may appeal the NASDAQ staff’s determination to delist its securities to a NASDAQ Listing Qualifications Panel. There can be no assurance that the Company will be able to maintain its NASDAQ listing.

If we do not regain compliance with the continued listing requirements for the NASDAQ Capital Market within specified periods and subject to permitted extensions (if any), our common stock may be recommended for delisting (subject to any appeal we would file). If our common stock is delisted, it could be more difficult to buy or sell our common stock and to obtain accurate quotations, and the price of our common stock could suffer a material decline. Delisting would also impair our ability to raise capital.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information

None

Item 6.	Exhibits

10.1*	Severance Agreement and General Release, dated June 26, 2017, between the Company and Jaye Thompson.

10.2*	Series A Warrant to Purchase Common Stock, entered into on May 23, 2017 by the Company and various warrantholders identified in a schedule to such exhibit.

10.3*	Series B Warrant to Purchase Common Stock, entered into on May 23, 2017 by the Company and various warrantholders identified in a schedule to such exhibit.

10.4*	Pre-Funded Series C Warrant, entered into on May 23, 2017 by the Company and various warrantholders identified in a schedule to such exhibit.

31.1*	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

31.2*	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer) (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer) (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPROS THERAPEUTICS INC.

Date: August 14, 2017	By:	/s/ Larry M. Dillaha, M.D.
Larry M. Dillaha, M. D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2017	By:	/s/ Katherine A. Anderson
Katherine A. Anderson
Chief Financial Officer
(Principal Financial Officer)

