Form 10-Q
period 2017-09-30
REPROS THERAPEUTICS INC.
filed 2017-11-13
CIK 897075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 7, 2017, there were outstanding 39,555,133 shares of Common Stock, par value $.001 per share, of the Registrant.

REPROS THERAPEUTICS INC.

For the Quarter Ended September 30, 2017

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

The following unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair statement of the interim periods presented have been included. The year-end balance sheet data was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands except share and per share amounts)

	September 30, 2017	December 31, 2016

ASSETS

Current assets
Cash and cash equivalents	$1,813	$8,688
Restricted cash	916	-
Prepaid expenses and other current assets	135	66
Total current assets	2,864	8,754
Fixed assets, net	-	3
Non-current restricted cash	919	-
Total assets	$3,783	$8,757

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,246	$1,880
Accrued expenses	1,192	779
Total current liabilities	2,438	2,659
Long-term liabilities
Accrued severance	916	-
Warrant liability	1,716	-
Total liabilities	5,070	2,659

Commitment & Contingencies (note 8)

Stockholders’ Equity
Undesignated Preferred Stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 75,000,000 shares authorized, 39,602,157 and 25,938,602 shares issued, respectively; 39,489,807 and 25,826,252 shares outstanding, respectively, as of September 30, 2017 and December 31, 2016	40	26
Additional paid-in capital	329,305	326,981
Cost of treasury stock, 112,350 shares	(1,380)	(1,380)
Accumulated deficit	(329,252)	(319,529)
Total stockholders’ equity	(1,287)	6,098
Total liabilities and stockholders’ equity	$3,783	$8,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues and other income
Interest income	$9	$10	$23	$41
Change in fair value of warrant liability	295	-	135	-
Total revenues and other income	304	10	158	$41
Expenses
Research and development	979	3,182	4,192	10,191
General and administrative	940	997	5,689	3,144
Total expenses	1,919	4,179	9,881	13,335
Net loss	$(1,615)	$(4,169)	$(9,723)	$(13,294)

Loss per share – basic and diluted	$(0.04)	$(0. 17)	$(0.32)	$(0.55)

Shares used in loss per share calculation:
Basic	37,598	24,495	30,797	24,372
Diluted	37,598	24,495	30,797	24,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands except share and per share amounts)

	Common Stock		Additional	Treasury Stock			Total
	Shares	Amount	Paid-in Capital	Shares	Amount	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2016	25,938,602	$26	$326,981	112,350	$(1,380)	$(319,529)	$6,098
Stock based compensation	-	-	680	-	-	-	680
Issuance of 849,157 shares of common stock pursuant to the Equity Distribution Agreement at a weighted average price of $1.20, net of offering costs of $32	849,157	1	1,020	-	-	-	1,021
Issuance of 2,744,125 shares of common stock at $0.60 per share, Series A and Series B warrants, and pre-funded Series C warrants at $0.60 per share in the May Public Offering, net of offering costs of $508	2,744,125	3	(1,213)	-	-	-	(1,210)
Exercise of 2,245,875 Series C Warrants to purchase common stock for cash at $0.001 per share	2,245,875	2	1,277	-	-	-	1,279
Net Number Cashless Exercise of 2,397,834 Series B Warrants to purchase common stock (share settlement of Warrant liability)	7,719,958	8	560	-	-	-	568
Issuance of 60,000 shares of restricted common stock	60,000	-	-	-	-	-	-
Issuance of 44,440 shares of common stock for vested RSUs	44,440	-	-	-	-	-	-
Net loss	-	-	-	-	-	(9,723)	(9,723)
Balance at September 30, 2017	39,602,157	$40	$329,305	112,350	$(1,380)	$(329,252)	$(1,287)

Balance at December 31, 2015	24,430,461	$24	$322,179	112,350	$(1,380)	$(302,256)	$18,567
Stock based compensation	-	-	1,491	-	-	-	1,491
Exercise of 1,333 Series A warrants to purchase common stock for cash at $0.01 per share	1,333	-	-	-	-	-	-
Issuance of 807,340 shares of common stock at a weighted average price of $2.15, net of offering costs of $1450	807,340	1	1,593	-	-	-	1,594
Net loss	-	-	-	-	-	(13,294)	(13,294)
Balance at September 30, 2016	25,239,134	$25	$325,263	112,350	$(1,380)	$(315,550)	$8,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended September 30,
	2017	2016

Cash Flows from Operating Activities
Net loss	$(9,723)	$(13,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3	4
Noncash stock-based compensation	680	1,491
Change in fair value of warrant liability	(135)	-
Increase in prepaid expenses and other current assets	(70)	(74)
Increase (decrease) in accounts payable and accrued expenses	696	(609)
Net cash used in operating activities	(8,549)	$(12,482)

Cash Flows from Investing Activities
Capital expenditures	-	-
Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Issuance of common stock and warrants, net of offering costs	3,507	1,594
Proceeds from exercise of stock warrants	2	-
Net cash provided by financing activities	3,509	1,594
Net decrease in cash, cash equivalents and restricted cash	(5,040)	(10,888)
Cash, cash equivalents and restricted cash at beginning of period	8,688	21,393
Cash, cash equivalents and restricted cash at end of period	$3,648	$10,505

Noncash transactions:
Settlement of warrant liability due to cashless warrant exercises	$(568)	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPROS THERAPEUTICS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

Liquidity

On August 9, 2016, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), pursuant to which we had the ability to issue and sell from time to time through Ladenburg, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $10 million (the “ATM Shares”). Ladenburg had no obligation to sell on our behalf any specific number or dollar amount of the ATM Shares, but Ladenburg, upon acceptance of written instructions from us, agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices, to sell the ATM Shares up to the amount specified, and otherwise in accordance with the terms of a placement notice delivered to Ladenburg. Ladenburg was entitled to receive a commission of 3% of the gross sales price of all ATM Shares sold through it under the Equity Distribution Agreement. Effective May 9, 2017, the Company terminated the Sales Agreement and the related ATM Program. During the nine month period ended September 30, 2017, we sold 849,157 ATM Shares at a weighted average share price of $1.20 for proceeds of approximately $1,021,000, net of expenses including approximately $32,000 in commissions to Ladenburg.

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

As of September 30, 2017, we had accumulated losses of $329.3 million, approximately $1.8 million in cash and cash equivalents, and accounts payable and accrued expenses of approximately $3.4 million, in the aggregate. Included in our accrued expenses is $1.8 million related to the accrued severance payments due Mr. Podolski upon his termination, which are anticipated to be paid in the first quarter of 2018 and 2019 with our restricted cash of $1.8 million. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates (to the extent we deem appropriate) and meet our obligations as they become due through the end of 2017. We continue to explore potential additional financing alternatives, including corporate partnering opportunities, that would provide sufficient funds to enable us to continue to develop our two product candidates through FDA approval; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

Nasdaq Listing

On November 8, 2017, we received written notification from the Listing Qualifications Staff (the “Staff”) of The NASDAQ Stock Market LLC (“Nasdaq”) indicating that, based upon our continued non-compliance with the minimum stockholders’ equity requirement for continued listing on The NASDAQ Capital Market, as set forth in NASDAQ Marketplace Rule 5550(b)(2) (the “Stockholders’ Equity Rule”), the Staff had determined to delist our common stock from Nasdaq (the “Staff Determination”) unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”). We will have until November 15, 2017 to request a hearing.

We intend to timely request a hearing before the Panel, which request will stay any suspension or delisting action by Nasdaq at least until the hearing process concludes and any extension granted by the Panel expires. At the hearing, we plan to present our plan to evidence compliance with the Stockholders’ Equity Rule, and request an extension of time within which to do so.

The November 8, 2017 notice has no immediate effect on the listing of our common stock and the common stock will continue to trade on the NASDAQ Capital Market under the symbol “RPRX” at least until the hearing process concludes and any extension granted by the Panel expires.

There can be no assurances that the Panel will grant our request for continued listing or that we will be able to evidence compliance with all applicable requirements for continued listing on The NASDAQ Capital Market within any extension of time that may be granted by the Panel.

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

These interim financial statements should be read in conjunction with the financial statements and notes thereto included in our 2016 Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 — Cash, Cash Equivalents and Restricted Cash

As of September 30, 2017, the Company maintained $1.8 million as restricted cash. The funds are being held in accordance with the Release Agreement entered into with Mr. Podolski on February 1, 2017.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows (in thousands):

	September 30, 2017	September 30, 2016
Cash and cash equivalents	$1,813	$10,505
Restricted cash, current	916	—
Restricted cash, noncurrent	919	—
Total	$3,648	$10,505

NOTE 3 — Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Current accrued expenses:
Personnel related costs	$1,045	$512
Research and development costs	27	174
Other	120	93
Total current accrued expenses	$1,192	$779

Long-term accrued expenses:
Accrued severance	$916	$—
Total long-term accrued expenses	$916	$—

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

The following table presents information necessary to calculate loss per share for the three and nine month periods ended September 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(1,615)	$(4,169)	$(9,723)	$(13,294)
Average common shares outstanding	37,598	24,495	30,797	24,372
Basic and diluted loss per share	$(0.04)	$(0.17)	$(0.32)	$(0.55)

Potential common stock of 2,698,082 common shares underlying stock options and restricted stock units and common shares underlying 3,839,666 stock purchase warrants for the period ended September 30, 2017, were excluded from the above calculation of diluted loss per share because they were anti-dilutive. Potential common stock of 2,792,357 common shares underlying stock options for the period ended September 30, 2016, were also excluded from the above calculation of diluted loss per share because they were anti-dilutive.

NOTE 5 – Stock-Based Compensation

On February 1, 2017, the Board of Directors (the “Board”) granted Larry Dillaha, the Company’s then interim President and Chief Executive Officer a grant of 50,000 stock options to vest upon the successful completion of certain milestones. Additionally, the Board awarded to Katherine Anderson, the Company’s Chief Financial Officer, 10,000 restricted shares of common stock per month on the first day of each month beginning February 1, 2017 and ending on July 1, 2017, to vest on the last day of the month of grant. On February 13, 2017, the Board awarded Michael Wyllie, a non-employee director of the Company, and Larry Dillaha, a grant of 50,000 stock options each. Both option awards will vest upon the successful completion of certain milestones. On February 13, 2017, the Board awarded each board member a grant of 40,000 restricted stock units, to settle in shares of the Company’s common stock and to vest in equal monthly installments over the three years following the date of grant. On September 15, 2017, the Board awarded each board member a grant of 5,000 stock options each to vest in equal monthly installments over the next twelve months following the date of grant. Additionally, during the nine month period ended September 30, 2017, 424,835 stock options either expired or were forfeited.

NOTE 6 — Stockholders’ Equity

Offerings

On August 9, 2016, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), pursuant to which we had the ability to issue and sell from time to time through Ladenburg, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $10 million (the “ATM Shares”). Ladenburg had no obligation to sell on our behalf any specific number or dollar amount of the ATM Shares, but Ladenburg, upon acceptance of written instructions from us, agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices, to sell the ATM Shares up to the amount specified, and otherwise in accordance with the terms of a placement notice delivered to Ladenburg. Ladenburg was entitled to receive a commission of 3% of the gross sales price of all ATM Shares sold through it under the Equity Distribution Agreement. Effective May 9, 2017, the Company terminated the Sales Agreement and the related ATM Program.

No ATM Shares were sold during the three month period ended September 30, 2017 due to the termination of the ATM program in May 2017. The table below summarizes our ATM Shares sold during the nine month period ended September 30, 2017 (in thousands, except share and per share amounts):

Nine Months Ended September 30, 2017

ATM Shares sold	849,157
Weighted average share price	$1.20
Net proceeds, net of offering costs	$1,021
Offering commissions to Ladenburg	$32

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

Due to the net cash settlement feature at the option of the warrant holder discussed above, the Series A and Series B warrants are classified as liabilities under the caption “Warrant liability” in the accompanying balance sheets and recorded at estimated fair value at issuance with any subsequent change in fair value of the outstanding warrants since issuance reflected in “Change in fair value of warrant liability” in the accompanying statements of operations. Additionally, any share settlement of the warrant liability upon a warrant exercise is reflected as a noncash settlement of the pro-rata share of the warrant liability and issuance of common stock. See Note 7 to the financial statements included herein for discussion regarding the fair value of the warrants.

The following table reflects the warrant activity of the Company for the nine month period ended September 30, 2017:

	Series A	Series B	Series C	Shares of Common Stock
	Warrants	Warrants	Warrants	Issued
Balance, December 31, 2016	—	—	—
Issuance of warrants	3,742,500	2,495,000	2,245,875
Series C Warrants exercised to purchase common stock for cash at $0.001 per share	—	—	(2,245,875)	2,245,875
Net Number Cashless Exercise of Series B Warrants	—	(2,397,834)	—	7,719,958
Balance, September 30, 2017	3,742,500	97,166	—

Through November 13, 2017, an additional 13,833 Series B Warrants were exercised under the cashless alternative provision and as a result the Company has issued 59,771 shares of common stock.

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

The table below presents our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2017 and are categorized using the fair value hierarchy (in thousands):

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,813	$1,813	$—	$—
Restricted cash	$1,835	$1,835	$—	$—
Warrant liability	$(1,716)	$—	$(1,716)	$—

The table below presents our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2016 and are categorized using the fair value hierarchy (in thousands):

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$8,688	$8,688	$—	$—

All cash and cash equivalents and restricted cash as of September 30, 2017 and December 31, 2016 were held in accounts backed by U.S. government securities.

On May 23, 2017, as a result of the May Public Offering (described in Note 6 to the financial statements included herein), the Company issued Series A, Series B and Series C warrants that include a net cash settlement feature at the option of the warrant holder in certain limited circumstances in which the Company fails to timely deliver registered common shares upon a warrant exercise. All Series C warrants were exercised in June 2017. The Series A and Series B warrants are classified as liabilities under the caption “Warrant liability” in the accompanying balance sheets and recorded at estimated fair value at issuance with any subsequent change in fair value of the outstanding warrants since issuance reflected in “Change in fair value of warrant liability” in the accompanying statements of operations. The fair value of the Series A and Series B warrant liability at the issue date was $2,419,000 after giving effect to anti-dilution adjustments under the assumption that the anti-dilution mechanism contained in the Series A and Series B warrants was in effect. The following summarizes the change in the Warrant liability for the nine months ended September 30, 2017 (in thousands):

	Series A Warrants	Series B Warrants	Total
Warrant liability at date of issue	$(1,831)	$(588)	$(2,419)
Share settlement due to warrant exercises	-	568	568
Change in fair value	134	1	135
Warrant liability at September 30, 2017	$(1,697)	$(19)	$(1,716)

The Company will continue to adjust the Warrant liability for changes in fair value of the outstanding warrants until the earlier of the exercise of the warrants, modification of the warrants, or expiration of the warrants.

The fair value of the Company’s warrant liability recorded in the Company’s financial statements was determined using the Monte Carlo simulation valuation method with the quoted market price of the Company’s common stock, expected volatility of the Company’s stock, no dividend yield, an expected life based on the remaining contractual term of the outstanding warrants and a risk-free interest rate based on USD overnight indexed swaps with a maturity equivalent to the warrants’ expected life.

The Company calculated the estimated fair value of the Series A and Series B warrants on the issuance date and at September 30, 2017 using the following weighted average assumptions:

	Issue Date
	(May 23, 2017)	September 30, 2017
Risk-free interest rate	1.46%	1.99%
Contractual term	3.3 years	4.6 years
Expected volatility	85.8%	117.3%

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

Liquidity

On August 9, 2016, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), pursuant to which we had the ability to issue and sell from time to time through Ladenburg, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $10 million (the “ATM Shares”). Ladenburg had no obligation to sell on our behalf any specific number or dollar amount of the ATM Shares, but Ladenburg, upon acceptance of written instructions from us, agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices, to sell the ATM Shares up to the amount specified, and otherwise in accordance with the terms of a placement notice delivered to Ladenburg. Ladenburg was entitled to receive a commission of 3% of the gross sales price of all ATM Shares sold through it under the Equity Distribution Agreement. Effective May 9, 2017, the Company terminated the Sales Agreement and the related ATM Program. During the nine month period ended September 30, 2017, we sold 849,157 ATM Shares at a weighted average share price of $1.20 for proceeds of approximately $1,021,000, net of expenses including approximately $32,000, in commissions to Ladenburg.

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

As of September 30, 2017, we had accumulated losses of $329.3 million, approximately $1.8 million in cash and cash equivalents, and accounts payable and accrued expenses of approximately $3.4 million, in the aggregate. Included in our accrued expenses is $1.8 million related to the accrued severance payments due Mr. Podolski upon his termination, which are anticipated to be paid in the first quarter of 2018 and 2019 with our restricted cash of $1.8 million. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates (to the extent we deem appropriate) and meet our obligations as they become due through the end of 2017. We continue to explore potential additional financing alternatives, including corporate partnering opportunities, that would provide sufficient funds to enable us to continue to develop our two product candidates through FDA approval; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

Nasdaq Listing

On November 8, 2017, we received written notification from the Listing Qualifications Staff (the “Staff”) of The NASDAQ Stock Market LLC (“Nasdaq”) indicating that, based upon our continued non-compliance with the minimum stockholders’ equity requirement for continued listing on The NASDAQ Capital Market, as set forth in NASDAQ Marketplace Rule 5550(b)(2) (the “Stockholders’ Equity Rule”), the Staff had determined to delist our common stock from Nasdaq (the “Staff Determination”) unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”). We will have until November 15, 2017 to request a hearing.

We intend to timely request a hearing before the Panel, which request will stay any suspension or delisting action by Nasdaq at least until the hearing process concludes and any extension granted by the Panel expires. At the hearing, we plan to present our plan to evidence compliance with the Stockholders’ Equity Rule, and request an extension of time within which to do so.

The November 8, 2017 notice has no immediate effect on the listing of our common stock and the common stock will continue to trade on the NASDAQ Capital Market under the symbol “RPRX” at least until the hearing process concludes and any extension granted by the Panel expires.

There can be no assurances that the Panel will grant our request for continued listing or that we will be able to evidence compliance with all applicable requirements for continued listing on The NASDAQ Capital Market within any extension of time that may be granted by the Panel.

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

Business Strategy

The Company is assessing increasing its focus on the vaginal delivery of Proellex® in the treatment of uterine fibroids. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates (to the extent we deem appropriate) and meet our obligations as they become due through the end of 2017. We continue to explore potential additional financing alternatives, including corporate partnering opportunities, that would provide sufficient funds to enable us to continue to develop our two product candidates through FDA approval; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all.

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

General

We currently have six full-time employees. We utilize the services of contract research organizations, contract manufacturers and various consultants to assist us in performing clinical and regulatory services for the clinical development of our products. We are substantially dependent on our various contract groups to adequately perform the activities required to obtain regulatory approval of our products.

We have accumulated net operating losses through September 30, 2017 and the value of the tax asset associated with these accumulated net operating losses may be substantially diminished in value due to various tax regulations, including change in control provisions in the tax code. Additionally, during 2013, the Company completed an analysis of its section 382 limit. Based on this analysis, the Company concluded that the amount of net operating loss (“NOL”) carryforwards and the credits available to offset taxable income is limited under section 382. See “Critical Accounting Policies and the Use of Estimates – Income Taxes,” below.

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

Warrant Liability

In May 2017, we sold shares of common stock and pre-funded Series C Warrants to purchase common stock in an underwritten public offering which also included the issuance of Series A and Series B Warrants to purchase common stock. Due to a net cash settlement feature at the option of the warrant holder in each of the Series A and Series B warrants, the warrants are classified as liabilities under the caption “Warrant liability” in the accompanying balance sheets and recorded at estimated fair value at issuance with any subsequent change in fair value of the outstanding warrants since issuance reflected in “Change in fair value of warrant liability” in the accompanying statements of operations. Additionally, any share settlement of the Warrant liability upon a warrant exercise is reflected as a noncash settlement of the pro-rata share of the Warrant liability and issuance of common stock.

We used the Monte Carlo simulation valuation method to estimate the fair value of the outstanding Series A and Series B warrants. The Monte Carlo simulation valuation method utilizes the quoted market price of the Company’s common stock, expected volatility of the Company’s stock, no dividend yield, an expected life based on the remaining contractual term of the outstanding warrants and a risk-free interest rate. The risk-free interest rate is based on USD overnight indexed swaps with a maturity equivalent to the warrants’ expected life.

Stock-Based Compensation

We had one stock-based compensation plan at September 30, 2017, the 2011 Equity Incentive Plan. Accounting for stock-based compensation generally requires the recognition of the cost of employee services for stock-based compensation based on the grant date fair value of the equity or liability instruments issued. We use the Black-Scholes option pricing model to estimate the fair value of our stock options. Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options' vesting and contractual expiration dates. The Company’s historical stock option exercise experience does not provide a reasonable basis upon which to estimate expected term. As such, the simplified method was used to calculate the expected term. The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option's expected term.

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

Results of Operations

Comparison of the three and nine month periods ended September 30, 2017 and 2016

Revenues and Other Income

Total revenues and other income increased to $304,000 for the three month period ended September 30, 2017 as compared to $10,000 for the same period in the prior year. Total revenues and other income increased to $158,000 for the nine month period ended September 30, 2017 as compared to $41,000 for the same period in the prior year. The increase in revenues and other income in both periods is primarily due the change in the fair value of the warrants issued by the Company in May 2017 during the three and nine month periods ended September 30, 2017. Excluding the change in the fair value of the warrants, revenues and other income decreased in both periods primarily due to lower cash balances during the three and nine month periods ended September 30, 2017, as compared to the comparable periods in the prior year.

Research and Development Expenses

R&D expenses include contracted services relating to our clinical product development activities which include preclinical studies, clinical trials, expenses associated with our patent portfolio, regulatory affairs, including FDA filing fees, and bulk manufacturing scale-up activities and bulk active ingredient purchases for preclinical and clinical trials primarily relating to our two products in clinical development, which are Proellex® and enclomiphene. Research and development expenses also include internal operating expenses relating to our general research and development activities. R&D expenses decreased 69%, or $2.2 million, to $1.0 million for the three month period ended September 30, 2017, as compared to $3.2 million for the same period in the prior year. Our primary R&D expenses for the three month periods ended September 30, 2017 and 2016 are shown in the following table (in thousands):

	Three months ended September 30,
Research and Development	2017	2016	Variance	Change (%)
Proellex® clinical development	$85	$769	$(684)	(89)%
Enclomiphene clinical development	201	992	(791)	(80)%
Payroll and benefits	188	663	(475)	(72)%
Operating and occupancy	505	758	(253)	(33)%
Total	$979	$3,182	$(2,203)	(69)%

The clinical development expenses related to Proellex® decreased for the three month period ended September 30, 2017, as compared to the prior year period, due to decreased expenses associated with of our completed Phase 2b clinical trials for the treatment of uterine fibroids and endometriosis. The clinical development expenses related to enclomiphene decreased for the three month period ended September 30, 2017, as compared to the prior year period, due to decreased expenses associated with our completed Phase 2 proof of concept study, ZA-205.

Payroll and benefits expenses decreased 72%, or approximately $475,000, to $188,000 for the three month period ended September 30, 2017, as compared to $663,000 for the same period in the prior year. Salaries for the three month period ended September 30, 2017 were $140,000 as compared to $414,000 for the same period in the prior year. Also during the three month period ended September 30, 2017, the Company incurred $33,000 in severance expense related to a reduction in its workforce. As a result of the Company’s reduction in workforce during 2017, non-cash stock-based compensation decreased $170,000 for the three month period ended September 30, 2017, as compared to the same period in the prior year.

Operating and occupancy expenses decreased 33%, or approximately $253,000, to $505,000 for the three month period ended September 30, 2017 as compared to $758,000 for the same period in the prior year, primarily due to decreased legal expenses.

R&D expenses decreased 59%, or approximately $6.0 million, to $4.2 million for the nine month period ended September 30, 2017, as compared to $10.2 million for the same period in the prior year. Our primary R&D expenses for the nine month periods ended September 30, 2017 and 2016 are shown in the following table (in thousands):

	Nine months ended September 30,
Research and Development	2017	2016	Variance	Change (%)
Proellex® clinical development	$733	$2,915	$(2,182)	(75)%
Enclomiphene clinical development	742	3,173	(2,431)	(77)%
Payroll and benefits	1,395	2,085	(690)	(33)%
Operating and occupancy	1,322	2,018	(696)	(34)%
Total	$4,192	$10,191	$(5,999)	(59)%

For the nine month period ended September 30, 2017, as compared to the same period in 2016, R&D expenses related to the clinical development of Proellex® decreased 75%, or approximately $2.2 million, primarily due to decreased expenses associated with our completed Phase 2b clinical trials for the treatment of uterine fibroids and endometriosis. R&D expenses related to the clinical development of enclomiphene decreased 77%, or approximately $2.4 million, due to decreased expenses associated with our completed Phase 2 proof of concept study, ZA-205.

Payroll and benefits expenses decreased 33%, or approximately $690,000, to $1.4 million for the nine month period ended September 30, 2017, as compared to $2.1 million for the same period in the prior year. Salaries for the nine month period ended September 30, 2017 were $905,000, as compared to $1.3 million for the same period in the prior year. Included in payroll and benefits expense is a charge for non-cash stock-based compensation of $85,000 for the nine month period ended September 30, 2017, as compared to a charge of $527,000 for the same period in the prior year. Also during the nine month period ended September 30, 2017, the Company incurred $203,000 in severance expense related to a reduction in its workforce.

Operating and occupancy expenses decreased 34%, or approximately $696,000, to $1.3 million for the nine month period ended September 30, 2017, as compared to $2.0 million for the same period in the prior year, primarily due to decreased legal expenses and other outside services.

Through September 30, 2017 we have incurred approximately $72.1 million for the development of Proellex® and approximately $74.3 million for the development of enclomiphene. These accumulated costs exclude any internal operating expenses and expenses associated with the patent portfolio.

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased 6%, or approximately $57,000, to $940,000 for the three month period ended September 30, 2017 as compared to $997,000 for the same period in the prior year. Our primary G&A expenses for the three month periods ended September 30, 2017 and 2016 are shown in the following table (in thousands):

	Three months ended September 30,
General and Administrative	2017	2016	Variance	Change (%)
Payroll and benefits	$385	$587	$(202)	(34)%
Operating and occupancy	555	410	145	35%
Total	$940	$997	$(57)	(6)%

G&A payroll and benefits expenses include salaries, bonuses, non-cash stock-based compensation expense, fringe benefits, recruiting fees and severance pay. Included in payroll and benefits expense is a charge for non-cash stock-based compensation of $130,000 for the three month period ended September 30, 2017 as compared to a charge of $296,000 for the same period in the prior year. Additionally, salaries for the three month period ended September 30, 2017 were $229,000 as compared to $257,000 for the same period in the prior year.

G&A operating and occupancy expenses, which include expenses to operate as a public company, increased 35%, or approximately $145,000, to $555,000 for the three month period ended September 30, 2017 as compared to $410,000 for the same period in the prior year primarily due to an increase in professional fees.

G&A expenses increased 81%, or approximately $2.5 million, to $5.7 million for the nine month period ended September 30, 2017, as compared to $3.1 million for the same period in the prior year. Our primary G&A expenses for the nine month periods ended September 30, 2017 and 2016 are shown in the following table (in thousands):

	Nine months ended September 30,
General and Administrative	2017	2016	Variance	Change (%)
Payroll and benefits	$4,248	$1,843	$2,405	130%
Operating and occupancy	1,441	1,301	140	11%
Total	$5,689	$3,144	$2,545	81%

G&A payroll and benefits expenses include salaries, bonuses, non-cash stock-based compensation expense, severance pay, recruiting fees and fringe benefits. Included in payroll and benefits expense is a charge for non-cash stock-based compensation of $595,000 for the nine month period ended September 30, 2017, as compared to a charge of $963,000 for the same period in the prior year. Additionally, salaries for the nine month period ended September 30, 2017 were $698,000, as compared to $771,000 for the same period in the prior year. Also included in payroll and benefits for the nine month period ended September 30, 2017, was a charge of $2.8 million related to the departure of Mr. Podolski.

G&A operating and occupancy expenses, which include expenses to operate as a public company, increased approximately $140,000 to $1.4 million for the nine month period ended September 30, 2017, as compared to $1.3 million for the same period in the prior year primarily due to an increase in consulting fees and other outside services.

Change in Fair Value of Warrant Liability

As a result of the May Public Offering (described in Note 6 to the financial statements included herein), the Company issued Series A, Series B and Series C warrants that include a net cash settlement feature at the option of the warrant holder in certain limited circumstances in which the Company fails to timely deliver registered common shares upon a warrant exercise. Through September 30, 2017, 2,397,834 Series B warrants and all Series C warrants have been exercised. The outstanding Series A and Series B warrants are classified as liabilities under the caption “Warrant liability” in the accompanying balance sheets and recorded at estimated fair value at issuance with any subsequent change in fair value of the outstanding warrants since issuance reflected in “Change in fair value of warrant liability” in the accompanying statements of operations. For a detailed discussion on the change in fair value of warrant liability, see Note 7 to the financial statements included herein.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from private placements and public offerings of equity securities and with funds received under collaborative agreements.

On August 9, 2016, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), pursuant to which we had the ability to issue and sell from time to time through Ladenburg, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $10 million (the “ATM Shares”). Ladenburg had no obligation to sell on our behalf any specific number or dollar amount of the ATM Shares, but Ladenburg, upon acceptance of written instructions from us, agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices, to sell the ATM Shares up to the amount specified, and otherwise in accordance with the terms of a placement notice delivered to Ladenburg. Ladenburg was entitled to receive a commission of 3% of the gross sales price of all ATM Shares sold through it under the Equity Distribution Agreement. Effective May 9, 2017, the Company terminated the Sales Agreement and the related ATM Program. During the nine month period ended September 30, 2017, we sold 849,157 ATM Shares at a weighted average share price of $1.20 for proceeds of approximately $1,021,000, net of expenses including approximately $32,000 in commissions to Ladenburg.

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

Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. We had cash and cash equivalents of approximately $1.8 million as of September 30, 2017 as compared to $8.7 million as of December 31, 2016. All cash and cash equivalents as of September 30, 2017 and December 31, 2016 were held in an account backed by U.S. government securities.

Net cash of approximately $8.5 million and $12.5 million was used in operating activities during the nine month periods ended September 30, 2017 and 2016, respectively. The major use of cash for operating activities for the nine month period ended September 30, 2017 was to fund our clinical development programs and associated administrative costs. No cash was used in investing activities during the nine month periods ended September 30, 2017 and 2016. Cash provided by financing activities for the nine month period ended September 30, 2017 was approximately $3.5 million primarily from sale of 2,744,125 shares of common stock and pre-funded Series C Warrants to purchase up to 2,245,875 shares of common stock in the May Public Offering at an offering price of $0.50 per share, net of related underwriting discounts and commissions and other offering costs and the sale of 849,157 ATM Shares at a weighted average share price of $1.20, net of related offering costs.

We have experienced negative cash flows from operations since inception. We will require substantial funds for R&D, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts, if appropriate, if the FDA or other regulatory approvals are obtained. We anticipate that our current liquidity will be sufficient to continue the development of our product candidates (to the extent we deem appropriate) and meet our obligations as they become due through the end of 2017. We continue to explore potential additional financing alternatives, including corporate partnering opportunities, that would provide sufficient funds to enable us to continue to develop our two product candidates through FDA approval; however, there can be no assurance that we will be successful in raising any such additional funds on a timely basis or at all. Our capital requirements will depend on many factors, which are discussed in detail in “Item 1A., Risk Factors” of Form 10-K for the fiscal year ended December 31, 2016. The uncertainties relating to the foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We had cash and cash equivalents of approximately $1.8 million at September 30, 2017 which is held in an account backed by U.S. government securities. Although this cash account is subject to fluctuations in interest rates and market conditions, no significant gain or loss on this account is expected to be recognized in earnings. We do not invest in derivative securities.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

In connection with the evaluation described above, we identified no change in internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8 of the Notes to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

Except as follows, there were no material changes from the risk factors previously disclosed in the registrant’s Form 10-K for the fiscal year ended December 31, 2016 in response to “Item 1A. Risk Factors” to Part I of Form 10-K.

Our inability to comply with the listing requirements of the NASDAQ Capital Market could result in our common stock being delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital. We have received a notification of delisting from NASDAQ and can provide no assurances that we will be able to successfully request an extension of time to regain compliance.

On November 8, 2017, we received written notification from the Listing Qualifications Staff (the “Staff”) of The NASDAQ Stock Market LLC (“Nasdaq”) indicating that, based upon our continued non-compliance with the minimum stockholders’ equity requirement for continued listing on The NASDAQ Capital Market, as set forth in NASDAQ Marketplace Rule 5550(b)(2) (the “Stockholders’ Equity Rule”), the Staff had determined to delist our common stock from Nasdaq (the “Staff Determination”) unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”). We will have until November 15, 2017 to request a hearing.

We intend to timely request a hearing before the Panel, which request will stay any suspension or delisting action by Nasdaq at least until the hearing process concludes and any extension granted by the Panel expires. At the hearing, we plan to present our plan to evidence compliance with the Stockholders’ Equity Rule, and request an extension of time within which to do so.

The November 8, 2017 notice has no immediate effect on the listing of our common stock and the common stock will continue to trade on the NASDAQ Capital Market under the symbol “RPRX” at least until the hearing process concludes and any extension granted by the Panel expires.

In addition, on June 14, 2017, the Staff notified us that the closing bid price of the common stock had, for 30 consecutive business days preceding the date of such notice, been below the $1.00 per share minimum required for continued listing on The NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Rule”). In accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), we were provided 180 calendar days, or until December 11, 2017 to regain compliance.

If by December 11, 2017 we cannot demonstrate compliance with the Minimum Bid Price Rule, we may be eligible for additional time. To qualify, the Staff will determine whether or not we meet The NASDAQ Capital Market initial listing criteria set forth in NASDAQ Marketplace Rule 5550, except for the Minimum Bid Price Rule. If we are not in compliance with the Stockholders’ Equity Rule, we do not expect to be eligible for an additional 180 day extension to meet the Minimum Bid Price Rule. At that time, the Staff may provide additional written notice that our securities will be subject to delisting. At that time, we may appeal the Staff’s determination to delist our securities to the Panel.

There can be no assurances that the Panel will grant our request for continued listing or that we will be able to evidence compliance with all applicable requirements for continued listing on The NASDAQ Capital Market within any extension of time that may be granted by the Panel. If our common stock is delisted, it could be more difficult to buy or sell our common stock and to obtain accurate quotations, and the price of our common stock could suffer a material decline. Delisting would also impair our ability to raise capital.

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

REPROS THERAPEUTICS INC.

Date: November 13, 2017	By:	/s/ Larry M. Dillaha, M.D.
Larry M. Dillaha, M. D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2017	By:	/s/ Katherine A. Anderson
Katherine A. Anderson
Chief Financial Officer
(Principal Financial Officer)

